Form 10-Q
period 1994-03-31
HAVERTY FURNITURE COMPANIES INC
filed 1994-05-03
CIK 216085

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

         (Mark One)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER   0-8498


                       HAVERTY FURNITURE COMPANIES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Maryland                                      58-0281900
- - ------------------------------------------------             -------------------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

866 West Peachtree Street, N.W., Atlanta, Georgia                 30308-1123
- - -------------------------------------------------            -------------------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (404) 881-1911
                                                  ------------------------------


- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No
             -----           -----

The number of shares outstanding of the registrant's two classes of $1 par
value common stock as of April 22, 1994 were:   Common Stock -- 8,340,336;
Class A Common Stock --3,072,353.

        H A V E R T Y   F U R N I T U R E   C O M P A N I E S ,  I N C .


                                   I N D E X




                                                                       Page No.
Part I.          Financial Information:

        Condensed Balance Sheets -
          March 31, 1994 and December 31, 1993                            1


        Condensed Statements of Income -
          Three months ended
            March 31, 1994 and 1993                                       3


        Condensed Statements of Cash Flows -
          Three months ended
            March 31, 1994 and 1993                                       4


        Notes to Condensed Financial Statements                           5


        Management's Discussion and Analysis
         of Financial Condition and Results
          of Operations                                                   6


Part II.         Other Information                                        8

                        PART I.   FINANCIAL INFORMATION

                       HAVERTY FURNITURE COMPANIES, INC.

                            CONDENSED BALANCE SHEETS




                                                   March 31         December 31
                                                     1994              1993
                                                  (Unaudited)         (Note)
                                                  -----------       -----------
                                                     (Dollars in thousands)
ASSETS


CURRENT ASSETS
  Cash and cash equivalents                        $    637           $    614


  Accounts receivable                               147,619            144,115
  Less allowance for doubtful accounts                6,645              6,485
                                                   --------           --------
                                                    140,974            137,630


  Inventories, at LIFO                               58,184             54,739

  Other current accounts                              1,907                998

  Deferred income taxes                               1,193              1,193
                                                   --------           --------


                        TOTAL CURRENT ASSETS        202,895            195,174


PROPERTY AND EQUIPMENT                              114,890            112,374
  Less accumulated depreciation
    and amortization                                 46,284             44,935
                                                   --------           --------
                                                     68,606             67,439

DEFERRED INCOME TAXES                                   158                158

OTHER ASSETS                                          1,867              1,582
                                                   --------           --------

                                                   $273,526           $264,353
                                                   ========           ========

                       HAVERTY FURNITURE COMPANIES, INC.

                            CONDENSED BALANCE SHEETS

                                  (Continued)

                                                           March 31          December 31
                                                             1994               1993
                                                          (Unaudited)          (Note)
                                                          -----------        -----------
                                                              (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $ 27,562           $ 27,062
  Notes payable to banks                                      17,300             11,900
  Income taxes payable                                         1,620                  0
  Current portion of long-term debt and
    capital lease obligations                                  8,488              8,479
                                                            --------           --------
                    TOTAL CURRENT LIABILITIES                 54,970             47,441

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS--less
  current portion                                             93,425             94,197

OTHER LIABILITIES                                              2,329              2,297

STOCKHOLDERS' EQUITY
  Capital stock, par value $1 per share:
    Preferred Stock, Authorized -- 1,000,000 shares
      Issued: None
    Common Stock, Authorized--15,000,000 shares
      Issued: 1994 -- 8,838,534 shares; 1993 -- 8,765,231
      shares (including shares in treasury:
      1994 and 1993 -- 498,948)                                8,839              8,765
    Convertible Class A Common Stock, Authorized --
      5,000,000 shares, Issued: 1994 -- 3,321,408 shares;
      1993 -- 3,354,475 shares (including shares
      in treasury: 1994 and 1993 -- 249,055)                   3,321              3,354
  Additional paid-in capital                                  30,813             30,443
  Retained earnings                                           85,406             83,433
                                                            --------           --------
                                                             128,379            125,995
  Less cost of Common Stock and
    Convertible Class A Stock in treasury                      5,577              5,577
                                                            --------           --------
                                                             122,802            120,418
                                                            --------           --------

                                                            $273,526           $264,353
                                                            ========           ========


Note: The condensed financial statements as of December 31, 1993 were derived from the audited financial statements at that date.

See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                         CONDENSED STATEMENTS OF INCOME

                                  (Unaudited)


                                                   Three Months Ended
                                                        March 31
                                               ---------------------------
                                                 1994               1993
                                               --------           --------

                                           (In thousands, except per share data)
 Net sales                                      $88,016            $77,734
 Cost of goods sold                              46,507             41,347
                                                -------            -------
   Gross profit                                  41,509             36,387

 Credit service charges                           2,883              2,572
                                                -------            -------
                                                 44,392             38,959

 Costs and expenses:
   Selling, general and administrative           37,306             33,314
   Interest                                       2,025              1,889
   Provision for doubtful accounts                  631                722
                                                -------            -------
                                                 39,962             35,925
                                                -------            -------
                                                  4,430              3,034

 Other expense, net                                 (32)               (15)
                                                -------            -------
                INCOME BEFORE INCOME TAXES        4,398              3,019

 Income taxes                                     1,672              1,117
                                                -------            -------

                                NET INCOME      $ 2,726            $ 1,902
                                                =======            =======

 Average number of common and common
   equivalent shares outstanding                 11,567              9,038
                                                =======            =======
 Earnings per share                                $.24               $.21
                                                  =====              =====

 Dividends per common share:
   Common Stock                                 $ .0675            $ .0650
   Class A Common Stock                           .0625              .0617



See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                Three months Ended March 31

                                                                   1994            1993
                                                                ----------      ----------
                                                                     (In thousands)
  OPERATING ACTIVITIES
    Net income                                                    $ 2,726         $ 1,902
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                               1,973           1,615
        Provision for deferred income taxes                             0             360
        Loss on sale of property and equipment                         18               2
                                                                  -------         -------
                                                  Subtotal          4,717           3,879
        Changes in operating assets and liabilities
          which (decrease) increase cash:
            Accounts receivable                                    (3,344)         (4,085)
            Inventories                                            (3,445)         (1,952)
            Other current accounts                                   (909)            (24)
            Accounts payable and accrued expenses                     500            (292)
            Income taxes payable                                    1,620             416
                                                                  -------         -------
                     NET CASH USED IN OPERATING ACTIVITIES           (861)         (2,058)

  INVESTING ACTIVITIES
    Purchases of property and equipment                            (3,201)         (3,374)
    Proceeds from sale of property and equipment                       50             398
    Other investing activities                                       (292)             15
                                                                  -------         -------
                     NET CASH USED IN INVESTING ACTIVITIES         (3,443)         (2,961)

  FINANCING ACTIVITIES
    Proceeds from short-term borrowings                             5,400           5,700
    Principal payments on long-term debt and
      capital lease obligations                                      (763)         (1,385)
    Exercise of stock options                                         411           1,908
    Dividends paid                                                   (753)           (567)
    Other financing activities                                         32               3
                                                                  -------         -------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES          4,327           5,659
                                                                  -------         -------
                     INCREASE IN CASH AND CASH EQUIVALENTS             23             640

  Cash and cash equivalents at beginning of year                      614           1,189
                                                                  -------         -------

                CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   637         $ 1,829
                                                                  =======         =======


See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS




NOTE A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. All share and per share amounts in the financial statements have been adjusted for a 3-for-2 stock split effected in the form of a 50% stock dividend, paid in June 1993. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature.




NOTE B - Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are affected by factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.




NOTE C - Supplementary Cash Flow Information

The Company made total interest payments (including capitalized interest) of $1,671,000 and $1,887,000 for the three months ended March 31, 1994 and 1993, respectively.

The Company made total income tax payments of $51,000 and $341,000 for the three months ended March 31, 1994 and 1993, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Net sales for the quarter increased 13.2% over the same period for 1993. Comparable-store sales (sales from stores in operation or expanded for a full year or more) increased 11.2% during this quarter. Ongoing Company programs contributing to the continuing sales gains include the interior remodeling and showroom expansion of existing stores and the upscaling of merchandise lines enhanced by the use of fully accessorized room settings. Customer demand was also influenced by the improved general economy. The Company continues to believe that its actions have attracted more middle- to upper-middle income consumers who have purchased merchandise at relatively higher price points. As of March 31, 1994, 17 stores have received expanded showrooms and 44 stores have the enhanced appearance and upscale interiors format.

Credit service charges were unchanged at 3.3% of net sales when compared to the same year-earlier period since interest rates offered to customers on installment debt remained unchanged. Interest-free promotions have been used selectively by the Company for major sales events consistent with the first quarter of 1993. In absolute dollars credit service charges increased 12.1%.

Gross margin as a percentage of net sales increased by 0.4% primarily due to a slightly lower LIFO provision of 0.5% of net sales as compared to 0.8% for the first quarter of 1993.

Selling, general and administrative expenses decreased 0.5% as a percentage of net sales. In absolute dollars the expenses increased 12.0%. The decrease, as a percentage of net sales, was primarily related to selling, occupancy and collection expenses being spread over a broader sales base. The Company's focus on cost containment and better utilization of the corporate advertising department to coordinate major sales events contributed to the improvement.

Interest expense increased 0.2% as a percentage of net sales, or 7.2% in absolute dollars as a result of an increase in the Company's effective interest rate by 49 basis points. The effective interest rate reflected a higher portion of fixed rate debt during 1994 due to the $30 million issuance of 7.16% unsecured senior notes in December 1993 which replaced lower rate short-term debt.



LIQUIDITY AND SOURCES OF CAPITAL

Although the Company is a retail furniture store chain, it has certain characteristics of a finance company as a result of carrying its own customer accounts receivable. There was an $861,000 use of cash in operating activities in the first quarter of 1994 as sales increases led to a $3.3 million increase in accounts receivable and inventories were increased $3.4 million in response to the greater demand. Stronger earnings and higher depreciation charges offset most of these increases.

Slightly less use of free-interest and delayed-payment promotions led to a 1.7% decrease in non-interest-bearing receivables as a percentage of total accounts receivable. Such promotions are expected to continue at a similar pace in the near future. Inventory turnover was improved over the first quarter of 1993. It was enhanced by further improvements to the Company's computerized inventory management system, more reliance on the two regional distribution centers and increases in sales of certain upscale merchandise which are filled from special orders.

Investing activities used $3.4 million of cash, primarily for progress payments on planned capital expenditures. Financing activities provided $4.3 million during the quarter, mostly from short-term bank lines, net of other activity.

The Company has arrangements with eight banks under line-of-credit agreements to borrow up to $99 million. At March 31, 1994, of this amount, $44 million were committed lines ($26.9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)




million unused) and $55 million were uncommitted lines ($44.8 million unused). Borrowings accrue interest at competitive money- market rates and all lines are reviewed annually for renewal. The Company has a revolving credit/term loan agreement with a commercial bank providing for borrowings of $10 million through 1997, at which time it converts to a term loan, maturing in 1999. If activated, this facility would replace a $10 million short-term committed line. The Company's financial covenants under various loan agreements were modified in late 1993 to allow for securitization of up to approximately 50% of the outstanding balances of accounts receivable. The Company plans to consider a financing transaction of this type in 1994 or 1995, the proceeds of which would reduce accounts receivable and improve cash flow from operating activities.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term debt transactions such as private placements and mortgage financing are used periodically to reduce short-term borrowings and manage interest rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with a substantial amount of fixed-rate or capped-rate debt (81% of total debt was interest-rate protected at March 31, 1994).

Capital expenditures are presently expected to include, for the two-year period of 1994 and 1995, the remodeling of 16 existing locations (with eight of those also being expanded), the addition of eight new stores, the expansion of seven stores which already have the new upscale format, and the construction of a new regional warehouse in Florida. Although the preliminary estimate of expenditures over this two-year period is $40 million, this amount will be reduced by any new properties which are financed off the balance sheet with operating leases. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

                          PART II.  OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8-K

        (a)  Exhibits filed with this report.

        None.

        (b)  Reports on Form 8-K.

        None.

                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HAVERTY FURNITURE COMPANIES, INC.
                                                 (Registrant)



Date    May 3, 1994                   By  s/ Dennis L. Fink
     ------------------------            ------------------------------
                                         Dennis L. Fink,
                                         Senior Vice President and
                                          Chief Financial Officer
                                            (principal financial officer)




                                      By  s/ Hugh G. Wells
                                         ------------------------------
                                         Hugh G. Wells, Vice President
                                           & Treasurer




                                      By  s/ Dan C. Bryant
                                         ------------------------------
                                         Dan C. Bryant, Controller
                                         (principal accounting officer)