Form 10-K/A
period 1993-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1994-06-29
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                               Amendment No. 1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1993

                        Commission file number 33-44285


                       HAVERTY FURNITURE COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            GEORGIA                                      58-0281900
- - --------------------------------                    -------------------
(State or other jurisdication of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)


866 West Peachtree Street, N.W., Atlanta, Georgia             30308
- - -------------------------------------------------           ----------
    (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code     (404) 881-1911
                                                       --------------
Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
         Title of each class                   which registered

                 None                                None
         -------------------               -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock  $1.00 par value
                        -----------------------------
                               (Title of class)

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ending December 31, 1993, as set forth below:

                 Part IV, Item 14(a)(3) of the above-referenced Form 10-K is amended to include as Exhibit 99 the information required by Form 11-K with respect to the Haverty Furniture Companies, Inc. Thrift Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an annual report on Form 11-K for the Plan for the fiscal year ended December 31, 1993, in accordance with Rule 15d-21.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HAVERTY FURNITURE COMPANIES, INC.



                                  By  /s/ Dennis L. Fink
                                      -----------------------------
                                      Dennis L. Fink
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (principal financial officer)


Date:  June 29, 1994