Form 10-Q
period 1994-06-30
HAVERTY FURNITURE COMPANIES INC
filed 1994-08-12
CIK 216085

==============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

     (Mark One)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994
                                                -------------

                                      OR


        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from                to
                                      --------------    --------------

                       Commission file number:   0-8498
                                                 ------

                      HAVERTY FURNITURE COMPANIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Maryland                                58-0281900
      -------------------------                     --------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)



    866 West Peachtree Street, N.W., Atlanta, Georgia      30308
    -------------------------------------------------    ---------
        (Address of principal executive offices)         (Zip Code)



   Registrant's telephone number, including area code:    (404) 881-1911
                                                          --------------



       ----------------------------------------------------------------

  (Former name, former address and former fiscal year, if changed since last report)


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

        The number of shares outstanding of the registrant's two classes of $1 par value common stock as of August 10, 1994 were: Common Stock -- 8,376,316; Class A Common Stock -- 3,036,632.

       H A V E R T Y   F U R N I T U R E   C O M P A N I E S ,  I N C .



                                  I N D E X





                                                                                          Page No.


Part I.          Financial Information:
         Condensed Balance Sheets -
          June 30, 1994 and December 31, 1993                                                 1



         Condensed Statements of Income -
          Six months ended June 30, 1994 and 1993                                             3



         Condensed Statements of Cash Flows -
          Six months ended June 30, 1994 and 1993                                             4



         Notes to Condensed Financial Statements                                              5



         Management's Discussion and Analysis
          of Financial Condition and Results
           of Operations                                                                      6



Part II.         Other Information                                                            8

                        PART I.   FINANCIAL INFORMATION

                       HAVERTY FURNITURE COMPANIES, INC.

                           CONDENSED BALANCE SHEETS




                                                                 June 30           December 31
                                                                   1994               1993
                                                                (Unaudited)          (Note)
                                                              --------------       -----------
                                                                    (Thousands of dollars)

     ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                              $     1,759        $       614


       Accounts receivable                                        151,157            144,115
       Less allowance for doubtful accounts                         6,795              6,485
                                                                ---------          ---------
                                                                  144,362            137,630


       Inventories, at LIFO                                        61,404             54,739

       Other current accounts                                       1,022                998

       Deferred income taxes                                        1,193              1,193
                                                                ---------          ---------

                            TOTAL CURRENT ASSETS                  209,740            195,174


     PROPERTY AND EQUIPMENT                                       118,505            112,374
       Less accumulated depreciation
         and amortization                                          47,798             44,935
                                                                ---------          ---------
                                                                   70,707             67,439

     DEFERRED INCOME TAXES                                            158                158

     OTHER ASSETS                                                   1,872              1,582
                                                                ---------          ---------

                                                              $   282,477        $   264,353
                                                                =========          =========

                       HAVERTY FURNITURE COMPANIES, INC.

                           CONDENSED BALANCE SHEETS

                                  (Continued)

                                                                 June 30           December 31
                                                                   1994               1993
                                                                (Unaudited)          (Note)
                                                              --------------     -------------
                                                                    (Thousands of dollars)

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Accounts payable and accrued expenses                  $    27,475        $    27,062
       Notes payable to banks                                      30,300             11,900
       Income taxes payable                                            75                  0
       Current portion of long-term debt and
         capital lease obligations                                  7,948              8,479
                                                                ---------          ---------
                        TOTAL CURRENT LIABILITIES                  65,798             47,441

     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less
       current portion                                             90,196             94,197

     OTHER LIABILITIES                                              2,324              2,297

     STOCKHOLDERS' EQUITY
       Capital stock, par value $1 per share:
         Preferred Stock, Authorized -- 1,000,000 shares
           Issued: None
         Common Stock, Authorized -- 15,000,000 shares
           Issued: 1994 -- 8,875,264 shares; 1993 -- 8,765,231
           shares (including shares in treasury:
           1994 and 1993 -- 498,948)                                8,875              8,765
         Convertible Class A Common Stock, Authorized --
           5,000,000 shares, Issued: 1994 -- 3,285,687 shares;
           1993 -- 3,354,475 shares (including shares
           in treasury: 1994 and 1993 -- 249,055)                   3,286              3,354
       Additional paid-in capital                                  30,865             30,443
       Retained earnings                                           86,710             83,433
                                                                ---------          ---------
                                                                  129,736            125,995
       Less cost of Common Stock and
         Convertible Class A Stock in treasury                     (5,577)            (5,577)
                                                                ---------          ---------
                                                                  124,159            120,418
                                                                ---------          ---------

                                                              $   282,477        $   264,353
                                                                =========          =========


     Note: The condensed financial statements as of December 31, 1993 were derived from the audited financial statements at that date.

     See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                        CONDENSED STATEMENTS OF INCOME

                                  (Unaudited)



                                             Quarter Ended                 Six Months Ended
                                                June 30                        June 30
                                        -------------------------        -------------------------
                                          1994          1993              1994          1993
                                        ---------     ----------         ----------   ----------
                                              (Thousands of dollars, except per share data)
Net sales                               $ 84,747      $ 71,876           $ 172,763    $ 149,610
Cost of goods sold                        44,915        37,712              91,422       79,059
                                        --------      --------           ---------    ---------
  Gross profit                            39,832        34,164              81,341       70,551

Credit service charges                     2,892         2,595               5,775        5,167
                                        --------      --------           ---------    ---------
                                          42,724        36,759              87,116       75,718

Costs and expenses:
  Selling, general and administrative     36,938        31,844              74,244       65,158
  Interest                                 1,808         1,811               3,833        3,700
  Provision for doubtful accounts            655           496               1,286        1,218
                                        --------      --------           ---------    ---------
                                          39,401        34,151              79,363       70,076
                                        --------      --------           ---------    ---------
                                           3,323         2,608               7,753        5,642

Other expense, net                            (2)         (173)                (34)        (188)
                                        --------      --------           ---------    ---------
             INCOME BEFORE INCOME TAXES    3,321         2,435               7,719        5,454

  Income taxes                             1,261           901               2,933        2,018
                                        --------      --------           ---------    ---------

                      NET INCOME        $  2,060      $  1,534           $   4,786    $   3,436
                                        ========      ========           =========    =========

Average number of common and common
  equivalent shares outstanding           11,535        11,340              11,510       10,216
                                        ========      ========           =========    =========
Earnings per share                      $   0.18      $   0.14           $    0.42    $    0.34
                                        ========      ========           =========    =========

Dividends per common share:
  Common Stock                          $  .0675      $  .065            $    .135    $   .13
  Class A Common Stock                     .0625         .0617                .125        .1234


See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                  Six Months Ended June 30

                                                                                    1994            1993
                                                                                  --------        --------
                                                                                       (In thousands)
               OPERATING ACTIVITIES
                Net Income                                                        $  4,786        $  3,436
                Adjustments to reconcile net income to net cash
                 used in operating activities:
                   Depreciation and amortization                                     4,096           3,312
                   Provision for deferred income taxes                                   0             360
                   Loss on sale of property and equipment                                6              17
                                                                                  --------        --------
                                                                  Subtotal           8,888           7,125
                   Changes in operating assets and liabilities
                    which (decrease) increase cash:
                     Accounts receivable                                            (6,732)         (6,548)
                     Inventories                                                    (6,665)         (4,030)
                     Other current accounts                                            (24)            154
                     Accounts payable and accrued expenses                             413          (3,738)
                     Income taxes payable                                               75          (1,192)
                                                                                  --------        --------
                              NET CASH USED IN OPERATING ACTIVITIES                 (4,045)         (8,229)

               INVESTING ACTIVITIES
                 Purchases of property and equipment                                (7,427)         (5,967)
                 Proceeds from sale of property and equipment                           70             428
                 Other investing activities                                           (303)            326
                                                                                  --------        --------
                              NET CASH USED IN INVESTING ACTIVITIES                 (7,660)         (5,213)

               FINANCING ACTIVITIES
                 Proceeds from (repayment of) short-term borrowings                 18,400          (8,100)
                 Principal payments on long-term debt and
                   capital lease obligations                                        (4,532)         (5,354)
                 Exercise of stock options                                             464           2,373
                 Dividends paid                                                     (1,509)         (1,280)
                 Other financing activities                                             27              21
                 Sale of Common Stock                                                    0          25,016
                                                                                  --------        --------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES               12,850          12,676
                                                                                  --------        --------

                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,145            (766)

               Cash and cash equivalents at beginning of year                          614           1,189
                                                                                  --------        --------





                            CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  1,759       $     423
                                                                                  ========       =========

               See  notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature.




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




NOTE C - Supplementary Cash Flow Information

The Company made total interest payments (including capitalized interest) of $3,481,000 and $3,716,000 for the six months ended June 30, 1994 and 1993, respectively.

The Company made total income tax payments of $2,858,000 and $2,850,000 for the six months ended June 30, 1994 and 1993, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales for the second quarter and six months ended June 30, 1994 increased 17.9% and 15.5% from the prior year periods, respectively. Comparable-store sales (sales from stores in operation or expanded for a full year or more) increased 12.0% and 11.6% for the same comparison periods, respectively. Management attributes the higher level of sales to the success of ongoing marketing programs which include interior remodeling and showroom expansion of existing stores along with the upscaling of merchandise lines and offering of wider product selections. The Company believes these programs combined with the fully accessorized room setting presentation and refined advertising attracts a broader customer base. By June 30, 1994 the Company had incorporated the enhanced appearance and upscale interiors format in 47 stores and expanded the showroom floor in 20 of those stores.

Credit service charges declined 0.2% as a percentage of net sales for both the quarter and six-month period as customer financing at lower promotional interest rates increased slightly. In absolute dollars credit service charges increased 11.4% and 11.8%, respectively, for the quarter and the six-month period. Promotions involving free-interest and delayed payments are expected to continue in the future at a pace similar to 1993.

Gross margin as a percentage of net sales decreased 0.5% for the quarter and 0.1% for the six-month period due in part to additional closeout sales to make room for new inventory. The increase in sales of well-known, higher-price-point furniture lines, which typically yield slightly lower gross margins, was also a factor.

Selling, general and administrative expenses declined 0.7% and 0.6% as a percentage of net sales for the quarter and six-month period, respectively. In dollars, such expenses increased 16.0% and 13.9% for the same periods due principally to higher personnel costs associated with strong sales growth. Selling expenses and occupancy costs decreased as a percentage of net sales due to a broader sales base and cost control practices.

Interest expense as a percentage of sales decreased 0.4% and 0.3% for the quarter and six-month period, respectively. In absolute dollars interest expense was virtually unchanged for the quarter and increased 3.6% for the six-month period. During the quarter, the Company terminated three fixed-rate interest swaps or caps primarily related to short-term floating-rate debt and credited the gain to interest expense, allowing interest expense to remain flat with last year's quarter.

Without considering this gain, the second quarter's effective interest rate was 29 basis points lower than last year's quarter and the six-month rate was the same as last year's six-month period. The average debt levels increased 20.0% and 11.0% for the same periods, respectively. The increased debt level in 1994 was incurred to fund higher inventory and accounts receivable, as well as the remodeling and expansion programs.


LIQUIDITY AND SOURCES OF CAPITAL

Although the Company is a retail furniture store chain, it has certain characteristics of a finance company as a result of carrying its own customer accounts receivable. There was a $4,045,000 use of cash in operating activities in the first six months of 1994 as sales increases led to a $6.7 million increase in accounts receivable and an increase in inventories of $6.7 million in response to the greater demand. Stronger earnings and higher depreciation charges offset most of these increases.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


Non-interest-bearing receivables remained consistent with the prior year as a percentage of total accounts receivable. Inventory turnover was improved over the first six months of 1993. It was enhanced by further refinements to the Company's computerized inventory management system, more reliance on the two regional distribution centers and increases in sales of certain upscale merchandise which are often filled from special orders.

Investing activities in the first six months of 1994 used $7.7 million of cash, primarily for progress payments on planned capital expenditures. Financing activities provided $12.9 million during the six-month period, mostly from short-term bank borrowings, net of other activity.

At June 30, 1994, the Company had arrangements with eight banks under line-of-credit agreements to borrow up to $99 million. Of this amount, $44 million were committed lines ($14.2 million unused) and $55 million were uncommitted lines ($44.5 million unused). As of July 1, 1994, bank lines were renewed with committed and total lines increased by $5.0 million. Borrowings accrue interest at competitive money-market rates and all lines are reviewed annually for renewal. The Company has a revolving credit/term loan agreement with a commercial bank providing for borrowings of $10 million through 1997, at which time it converts to a term loan, maturing in 1999. If activated, this facility would replace a $10 million short-term committed line. The Company's financial covenants under various loan agreements were modified in late 1993 to allow for securitization of up to approximately 50% of the outstanding balances of accounts receivable. The Company is considering a financing transaction of this type in 1994 or 1995, the proceeds of which would reduce accounts receivable and improve cash flow from operating activities.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Long-term debt transactions such as private placements and mortgage financing are used periodically to reduce short-term borrowings and manage interest rate risk. The Company pursues a diversified approach to its financing requirements and presently balances its overall capital structure with approximately equal amounts of fixed-rate and variable-rate debt.

Capital expenditures are presently expected to include, for the two-year period of 1994 and 1995, the remodeling of 16 existing locations (with eight of those also being expanded), the addition of eight new stores, the expansion of seven stores which already have the new upscale format, and the construction of a new regional warehouse in Florida. Although the current estimate of expenditures over this two-year period is $50 million, this amount will be reduced by any new properties which are financed off the balance sheet with operating leases. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The 1994 Annual Meeting of Stockholders of the Company was held on April 29,
1994.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

         Dr. Kenneth Black, Jr.
         William A. Parker, Jr.
         Robert R. Woodson
         L. Phillip Humann

The number of votes cast for Dr. Black and Mr. Humann was as follows: For -- 7,261,013; Withheld -- 119,700; for Mr. Parker as follows: For -- 6,717,243;
Withheld -- 663,470; for Mr. Woodson as follows: For -- 7,261,033; Withheld -- 119,680.

The holders of Class A Common Stock elected the following persons to serve for a term of one year and until their successors are elected:

         Rawson Haverty                      Fred J. Bates
         Frank S. McGaughey, Jr.             John E. Slater, Jr.
         Alex W. Smith, Esq.                 Lynn H. Johnston
         John Rhodes Haverty, M.D.           Clarence H. Smith
         Clarence H. Ridley, Esq.            Rawson Haverty, Jr.


The number of votes cast for each of the above was as follows: For -- 3,003,938; Withheld -- 14,972.


A proposal to amend the 1988 Incentive Stock Option Plan was approved by a 93.9% affirmative vote of the 37,569,813 total votes represented at the meeting, as follows:

                                                                                 Abstentions
                                                                                 and Broker          Total Votes
                   Class                        For           Against            Non-Votes           Represented
        ----------------------------       -------------      -------          -------------         -----------
        Class A Common Stock                 28,774,600        253,930          1,160,570             30,189,100
        (ten votes per share)

        Common Stock                          6,519,653        196,704            664,356              7,380,713
        (one vote per share)                 ----------        -------          ---------             ----------


        Total combined vote                  35,294,253        450,634          1,824,926             37,569,813
                                             ==========        =======          =========             ==========


A proposal to amend the 1993 Non-Qualified Stock Option Plan was approved by a 92.4% affirmative vote of the 37,569,813 total votes represented at the meeting, as follows:

                                                                                 Abstentions
                                                                                 and Broker           Total Votes
                   Class                        For           Against            Non-Votes            Represented
        ----------------------------       -------------      -------           -------------         -----------
        Class A Common Stock                 28,249,900        363,020          1,576,180             30,189,100
        (ten votes per share)

        Common Stock                          6,468,618        252,255            659,840              7,380,713
        (one vote per share)                 ----------        -------          ---------             ----------


        Total combined vote                  34,718,518        615,275          2,236,020             37,569,813
                                             ==========        =======          =========             ==========

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits filed with this report.

   None.

   (b)  Reports on Form 8-K.

   None.

                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAVERTY FURNITURE COMPANIES, INC.
                                              (Registrant)



Date   August 12, 1994              By  /s/ Dennis L. Fink
     -------------------                ------------------------------
                                        Dennis L. Fink,
                                        Senior Vice President and
                                         Chief Financial Officer
                                         (principal financial officer)




                                    By  /s/ Hugh G. Wells
                                        ------------------------------
                                        Hugh G. Wells, Vice President
                                         & Treasurer




                                    By  /s/ Dan C. Bryant
                                        ------------------------------
                                        Dan C. Bryant, Controller
                                        (principal accounting officer)