Form 10-Q
period 1994-09-30
HAVERTY FURNITURE COMPANIES INC
filed 1994-11-14
CIK 216085

==============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994
                                             ------------------

                                      OR


    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from                to
                                              --------------    --------------


                       Commission file number:   0-8498
                                                 ------


                      HAVERTY FURNITURE COMPANIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Maryland                                58-0281900
       -------------------------------                 -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)



866 West Peachtree Street, N.W., Atlanta, Georgia            30308
- - -------------------------------------------------          ---------
   (Address of principal executive offices)                (Zip Code)



      Registrant's telephone number, including area code: (404) 881-1911
                                                          --------------


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


        Yes   X     No
             ---       ---

        The number of shares outstanding of the registrant's two classes of $1
par value common stock as of November 10, 1994 were:   Common Stock --
8,429,584; Class A Common Stock -- 3,064,551.



==============================================================================

        H A V E R T Y   F U R N I T U R E   C O M P A N I E S ,  I N C .


                                   I N D E X



                                                                                   Page No.
Part I.          Financial Information:

         Condensed Balance Sheets -
          September 30, 1994 and December 31, 1993                                   1


         Condensed Statements of Income -
          Nine months ended September 30, 1994 and 1993                              3


         Condensed Statements of Cash Flows -
          Nine months ended September 30, 1994 and 1993                              4


         Notes to Condensed Financial Statements                                     5


         Management's Discussion and Analysis
          of Financial Condition and Results
           of Operations                                                             6


Part II.         Other Information                                                   8

                        PART I.   FINANCIAL INFORMATION

                       HAVERTY FURNITURE COMPANIES, INC.

                            CONDENSED BALANCE SHEETS




                                                          September 30        December 31
                                                              1994               1993
                                                           (Unaudited)          (Note)
                                                           -----------        -----------
                                                              (Thousands of dollars)
ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                 $  1,213           $    614


  Accounts receivable                                        157,936            144,115
  Less allowance for doubtful accounts                         7,105              6,485
                                                            --------           --------
                                                             150,831            137,630


  Inventories, at LIFO                                        64,768             54,739

  Other current accounts                                       1,181                998

  Deferred income taxes                                        2,800              1,193
                                                            --------           --------

                        TOTAL CURRENT ASSETS                 220,793            195,174


PROPERTY AND EQUIPMENT                                       126,232            112,374
  Less accumulated depreciation
    and amortization                                          49,406             44,935
                                                            --------           --------
                                                              76,826             67,439

DEFERRED INCOME TAXES                                              0                158

OTHER ASSETS                                                   1,838              1,582
                                                            --------           --------

                                                            $299,457           $264,353
                                                            ========           ========

                       HAVERTY FURNITURE COMPANIES, INC.

                            CONDENSED BALANCE SHEETS

                                  (Continued)

                                                           September 30       December 31
                                                              1994               1993
                                                           (Unaudited)          (Note)
                                                           -----------        -----------
                                                              (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $ 33,451           $ 27,062
  Notes payable to banks                                      36,400             11,900
  Income taxes payable                                         2,329                  0
  Current portion of long-term debt and
    capital lease obligations                                  7,957              8,479
                                                            --------           --------
                   TOTAL CURRENT LIABILITIES                  80,137             47,441

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less
  current portion                                             89,464             94,197

OTHER LIABILITIES                                              3,159              2,297

STOCKHOLDERS' EQUITY
  Capital stock, par value $1 per share:
    Preferred Stock, Authorized -- 1,000,000 shares
      Issued: None
    Common Stock, Authorized -- 15,000,000 shares
      Issued: 1994 -- 8,908,091 shares; 1993 -- 8,765,231
      shares (including shares in treasury:
      1994 and 1993 -- 498,948)                                8,908              8,765
    Convertible Class A Common Stock, Authorized --
      5,000,000 shares, Issued: 1994 -- 3,302,237 shares;
      1993 -- 3,354,475 shares (including shares
      in treasury: 1994 and 1993 -- 249,055)                   3,302              3,354
  Additional paid-in capital                                  31,190             30,443
  Retained earnings                                           88,874             83,433
                                                            --------           --------
                                                             132,274            125,995
  Less cost of Common Stock and
    Convertible Class A Stock in treasury                     (5,577)            (5,577)
                                                            --------           --------
                                                             126,697            120,418
                                                            --------           --------

                                                            $299,457           $264,353
                                                            ========           ========


Note: The condensed financial statements as of December 31, 1993 were derived from the audited financial statements at that date.

See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                         CONDENSED STATEMENTS OF INCOME

                                  (Unaudited)



                                                   Quarter Ended           Nine Months Ended
                                                   September 30              September 30
                                               ---------------------     ---------------------
                                                 1994         1993         1994         1993
                                               --------     --------     --------     --------
                                                (Thousands of dollars, except per share data)


   Net sales                                   $94,529      $81,179     $267,292     $230,789
   Cost of goods sold                           50,138       42,957      141,560      122,016
                                               -------      -------     --------     --------
     Gross profit                               44,391       38,222      125,732      108,773

   Credit service charges                        2,902        2,638        8,677        7,805
                                               -------      -------     --------     --------
                                                47,293       40,860      134,409      116,578

   Costs and expenses:
     Selling, general and administrative        39,478       34,369      113,722       99,527
     Interest                                    2,204        1,732        6,037        5,432
     Provision for doubtful accounts               895          883        2,181        2,101
                                               -------      -------     --------     --------
                                                42,577       36,984      121,940      107,060
                                               -------      -------     --------     --------
                                                 4,716        3,876       12,469        9,518

   Other income (expense), net                      38          (27)           4         (215)
                                               -------      -------     --------     --------
                INCOME BEFORE INCOME TAXES       4,754        3,849       12,473        9,303

     Income taxes                                1,807        1,453        4,740        3,471
                                               -------      -------     --------     --------

                                NET INCOME     $ 2,947      $ 2,396     $  7,733     $  5,832
                                               =======      =======     ========     ========

   Average number of common and common
     equivalent shares outstanding              11,418       11,397       11,405       10,468
                                               =======      =======     ========     ========
   Earnings per share                          $  0.26      $  0.21     $   0.68     $   0.56
                                               =======      =======     ========     ========

   Dividends per common share:
     Common Stock                              $ .0700      $ .0675     $  .2025     $  .1975
     Class A Common Stock                        .0650        .0625        .1900        .1860


                                    See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                          Nine Months Ended September 30

                                                                             1994            1993
                                                                          ----------      ----------
                                                                               (In thousands)
            OPERATING ACTIVITIES
              Net income                                                   $  7,733        $  5,832
              Adjustments to reconcile net income to net cash
                used in operating activities:
                  Depreciation and amortization                               6,294           5,046
                  (Benefit from) provision for deferred income taxes           (649)            360
                  Loss (Gain) on sale of property and equipment                  75            (103)
                                                                           --------        --------
                                                           Subtotal          13,453          11,135
                  Changes in operating assets and liabilities
                    which (decrease) increase cash:
                      Accounts receivable                                   (13,201)        (14,381)
                      Inventories                                           (10,029)         (4,332)
                      Other current accounts                                   (183)            (67)
                      Accounts payable and accrued expenses                   6,389           5,133
                      Income taxes payable                                    2,329          (1,401)
                                                                           --------        --------
                                NET CASH USED IN OPERATING ACTIVITIES        (1,242)         (3,913)

            INVESTING ACTIVITIES
              Purchases of property and equipment                           (15,838)        (10,375)
              Proceeds from sale of property and equipment                      102             770
              Other investing activities                                       (276)            359
                                                                           --------        --------
                                NET CASH USED IN INVESTING ACTIVITIES       (16,012)         (9,246)

            FINANCING ACTIVITIES
              Proceeds from (repayment of) short-term borrowings             24,500          (6,400)
              Principal payments on long-term debt and
                capital lease obligations                                    (5,255)         (6,430)
              Exercise of stock options                                         838           3,418
              Dividends paid                                                 (2,292)         (2,022)
              Other financing activities                                         62              17
              Sale of Common Stock                                                0          25,016
                                                                           --------        --------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES        17,853          13,599
                                                                           --------        --------

                      INCREASE IN CASH AND CASH EQUIVALENTS                     599             440

            Cash and cash equivalents at beginning of period                    614           1,189
                                                                           --------        --------

                           CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  1,213        $  1,629
                                                                           ========        ========

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




NOTE C - Supplementary Cash Flow Information

The Company made total interest payments (including capitalized interest) of $5,730,000 and $5,489,000 for the nine months ended September 30, 1994 and 1993, respectively.

The Company made total income tax payments of $3,225,000 and $4,512,000 for the nine months ended September 30, 1994 and 1993, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales for the third quarter and nine months ended September 30, 1994 increased 16.4% and 15.8% from the prior year periods, respectively. Comparable-store sales (sales from stores in operation or expanded for a full year or more) increased 9.9% and 11.0% for the same comparison periods, respectively. This is the ninth consecutive quarter comparable-store sales have increased in excess of 9%. Management attributes the improvement to several factors including a favorable general economic climate. Strong sales increases have been reported in remodeled and new stores which have professionally-designed and fully-accessorized room settings. The program of providing stores with an upscale interior look while expanding these stores in certain markets, coupled with the success of upgraded merchandise strategies continues to have a positive impact. By September 30, 1994 the Company had incorporated the enhanced appearance and upscale interiors format in 50 stores and expanded the showroom floor in 23 of those stores. The Company has opened three stores and expanded seven stores increasing its retail square footage by 153,000, or 7%, since September 30, 1993.

During the third quarter of 1994, the Company's infomercials were broadcast in all of its television markets. The series of infomercials offered decorating ideas featuring Haverty merchandise to consumers as they plan their home furnishing improvements in the seasonally strong fall months. These infomercials were designed to further reinforce the quality merchandise and service themes which management uses to differentiate the Company.

Gross margin as a percentage of net sales decreased 0.1% for both the quarter and nine-month period due in part to strong growth in larger metropolitan markets which have greater price competition. The increase in sales of well-known, higher-price-point furniture lines, which typically yield slightly lower gross margins, was also a factor.

Selling, general and administrative expenses declined 0.5% and 0.6% as a percentage of net sales for the quarter and nine-month period, respectively.
In dollars, such expenses increased 14.9% and 14.3% for the same periods due principally to higher personnel costs associated with strong sales growth. Selling expenses and occupancy costs decreased as a percentage of net sales due to a broader sales base and cost control practices.

Credit service charges declined 0.1% and 0.2% as a percentage of net sales for the quarter and nine-month period, respectively, as customer financing at lower promotional interest rates increased slightly. In absolute dollars credit service charges increased 10.0% and 11.2%, respectively, for the quarter and nine-month period. Promotions involving free-interest and delayed payments are expected to continue in the fourth quarter at a pace similar to 1993.

Interest expense as a percentage of net sales increased 0.2% for the quarter and decreased 0.1% for the nine-month period. In absolute dollars interest expense increased 27.3% and 11.1% for the quarter and nine-month period, respectively. During the nine-month period, the Company terminated certain derivative instruments used to manage interest rate risk on short-term debt and credited the gain to interest expense.

The third quarter's effective interest rate was 4 basis points higher than last year's comparable quarter. Without considering the gain on derivatives, the nine-month rate was 5 basis points higher than last year's nine-month period. The average debt levels increased 28.1% and 16.0% for the same periods, respectively. The increased debt level in 1994 was incurred to fund higher inventory and accounts receivable, as well as the remodeling and expansion programs.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


LIQUIDITY AND SOURCES OF CAPITAL

Although the Company is a retail furniture store chain, it has certain characteristics of a finance company as a result of carrying its own customer accounts receivable. There was a $1.2 million use of cash in operating activities in the first nine months of 1994 as sales increases led to a $13.2 million increase in accounts receivable and an increase in inventories of $10 million in response to the greater demand. Stronger earnings and higher depreciation charges offset most of these increases.

Non-interest-bearing receivables remained consistent with the prior year as a percentage of total accounts receivable. Inventory turnover was improved over the first nine months of 1993. It was enhanced by further refinements to the Company's computerized inventory management system, more reliance on the two regional distribution centers and increases in sales of certain upscale merchandise which are often filled from special orders.

Investing activities in the first nine months of 1994 used $16 million of cash, primarily for progress payments on planned capital expenditures. Financing activities provided $17.9 million during the nine-month period, mostly from short-term bank borrowings, net of other activity.

At September 30, 1994, the Company had arrangements with eight banks under line-of-credit agreements to borrow up to $104 million. Of this amount, $49 million were committed lines ($23 million unused) and $55 million were uncommitted lines ($34.6 million unused). Borrowings accrue interest at competitive money-market rates and all lines are reviewed annually for renewal. The Company has a revolving credit/term loan agreement with a commercial bank providing for borrowings of $10 million through 1997, at which time it converts to a term loan, maturing in 1999. If activated, this facility would replace a $10 million short-term committed line. The Company's financial covenants under various loan agreements were modified in late 1993 to allow for securitization of up to approximately 50% of the outstanding balances of accounts receivable. The Company will consider a financing transaction of this type in 1995, the proceeds of which would reduce accounts receivable and improve cash flow from operating activities.

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

Capital expenditures are presently expected to include, for the remainder of 1994 and through 1995, the remodeling of nine existing locations (with eight of those also being expanded), the addition of eight new stores, the expansion of three stores which already have the new upscale format, and the completion of a new regional warehouse in Florida. Although the current estimate of expenditures over this period is $50 million, this amount will be reduced by $20 to 25 million for new properties which will be financed off the balance sheet with operating leases. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

SEASONALITY

Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year, particularly in the fourth quarter.

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


                                        HAVERTY FURNITURE COMPANIES, INC.
                                                  (Registrant)



Date  November 14, 1994                By  /s/ Dennis L. Fink
      -----------------                    -----------------------------
                                           Dennis L. Fink,
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)




                                       By  /s/ Hugh G. Wells
                                           -----------------------------
                                           Hugh G. Wells, Vice President
                                            and Treasurer




                                       By  /s/ Dan C. Bryant
                                           -----------------------------
                                           Dan C. Bryant, Controller
                                           (principal accounting officer)

                                EXHIBIT INDEX


Exhibit Number                     Description
- - --------------                     -----------
    EX-27           Financial Data Schedule (for the SEC use only)