Form 10-K405
period 1994-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1995-03-23
CIK 216085

 ==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994

                                       OR

     [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from                to
                                       --------------    --------------
                        Commission file number:   0-8498

                       HAVERTY FURNITURE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                        MARYLAND                                                58-0281900
             (State or other jurisdiction of                                 (I.R.S. Employer
             incorporation or organization)                                Identification No.)

    866 WEST PEACHTREE STREET, N.W., ATLANTA, GEORGIA                              30308
        (Address of principal executive offices)                                (Zip Code)

    Registrant's telephone number, including area code:       (404) 881-1911

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
           None                                       None

          Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK ($1.00 PAR VALUE)
                               (Title of class)

                    CLASS A COMMON STOCK ($1.00 PAR VALUE)
                               (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   X
                                                           ---
    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 10, 1995 was $96,826,260. The aggregate market value was computed by reference to the average of the closing bid and asked prices of the registrant's two classes of common stock on such date. For the purpose of this response only, executive officers, directors and holders of 5% or more of common stock are affiliates of the registrant.

    As of March 10, 1995, the number of shares outstanding of the registrant's two classes of $1.00 par value common stock were: Common Stock -- 8,442,684; Class A Common Stock -- 3,058,951.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1994 Annual Report to Stockholders are incorporated by reference herein in response to Items 5-8 of Part II of this report. Portions of the registrant's proxy statement, dated March 22, 1995, for the 1995 annual meeting of stockholders are incorporated by reference herein in response to Part III of this report, except information on executive officers, which is included in Part I of this report.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Haverty Furniture Companies, Inc. (the "Company") operates 90 full service retail furniture stores located in 11 contiguous states in the Southeast and Southwest and is one of the largest specialty furniture retailers in the United States. The Company sells a broad range of household furniture and accessories, including living room, bedroom and dining room furniture, bedding, lamps and occasional furniture. The Company purchases merchandise from a large number of manufacturers, but considers its most popular lines to include Broyhill, Clayton Marcus, Franklin, Landmark, Lane/Action, Massoud, Michael Howard, Riverside, Sealy, Southern, Thomasville, Thornwood and Universal. As an added convenience to its customers, the Company offers financing through a revolving charge credit plan. In 1994 the Company provided customer financing for approximately 80% of its sales. This compares to 78% in 1993.

    Management believes that its remodeling and upscaling programs, its addition of the Thomasville line and an improving economy have enabled the Company to increase sales to its targeted customer base and to attract additional customers from higher income levels. Sales productivity increased from an average of $133 per square foot of selling area in 1992 to approximately $148 per square foot in 1993 and $160 in 1994. Comparable-store sales increased 10.0% in 1994, including a 7.5% increase during the fourth quarter. The Company generated net income of $12.5 million in 1994 as compared to $9.7 million in 1993.

    The Company is the successor to a family furniture business established in 1885 in Atlanta, Georgia. The Company was incorporated in 1929 under the laws of the State of Maryland. Its principal business address is 866 West Peachtree Street, N.W., Atlanta, Georgia 30308-1123 and its telephone number is (404) 881-1911.


BUSINESS STRATEGY

    The Company's strategy is to sell quality furniture to the middle to upper-middle income consumer, with an emphasis on personalized customer service, and to conveniently locate stores on prime retail sites in major suburban shopping areas. The Company believes that its fundamental strengths include its location in the growing southern region, its clearly focused merchandising strategy, its long-term favorable relationships with its principal suppliers, its sound financial position and its experienced management. During the past three years, the Company has remodeled and expanded many of its showrooms to incorporate a new upscale interiors presentation, including full-scale room settings, professionally designed and fully accessorized to portray how the furniture will look in the home. The Company has also upgraded its merchandise line, adding moderately higher priced items from its leading suppliers as well as adding the well-known Thomasville line in 1992 and the Drexel Heritage line in 1994. The key elements of the Company's strategy are:

    Location and Merchandise Assortment. The Company locates its stores in prime retail sites in suburban areas, most near regional malls or major shopping districts, to better serve its middle and upper-middle income targeted customer. Each store handles a full line of furniture in popular styles at competitive prices within the area served. In addition, the Company tailors a portion of its merchandise selections for each store and from city to city, depending on the demand for various styles and price categories of merchandise in store locations and the physical layout of each individual store. In addition to offering regular lines, several suppliers provide a variety of special items exclusively for the Company which carry well known brand names. These additional furniture items provide the Company with an enhanced assortment of merchandise and, by deterring aggressive consumer comparison shopping, help the Company maintain consistent margins.

    Customer Service. The Company's commitment to high-quality full service extends from the purchase at the showroom to the prompt delivery and set up in the customer's home. The Company guarantees customer satisfaction. The Company maintains a management training program and a training program for employees to ensure that all employees are equipped to deliver the Company's high standard of customer service. These training programs cover all areas of operation, including sales, warehousing, merchandising, personnel, credit and collection. As a convenience to its customers, the Company offers customer financing through a revolving charge credit plan.

    Expansion and Remodeling. The Company's strategy has called for the remodeling of a significant number of its existing showrooms to reflect an upscale interiors presentation, including full-scale room settings, professionally designed and fully accessorized to portray how the furniture will look in the home. A number of these upscale showrooms are also being expanded to broaden the merchandise assortment.

    Premium Product Lines. The Company established a relationship with Thomasville in 1992, as a result of which approximately half of the Company's showrooms at the end of 1994 featured displays of Thomasville furniture. The Drexel Heritage line, another well-known, upscale product offering, was added to some of the Company's stores in 1994. The Company believes that introduction of these higher priced lines increases the attractiveness of the Company's stores to upper-middle income customers. Since the introduction of these lines, the Company's customers have tended to purchase not only products from these two companies, but also the higher price point merchandise from other suppliers, thereby contributing to the success of the Company's strategy by generally increasing the amount of its average sale. Within those metropolitan market areas in which the Company is an authorized Thomasville retailer, the Company often has exclusive distribution of this line. The Company currently has "Premium Merchandise" gallery displays featuring higher-end furnishings (generally 5,000 to 8,000 square feet of selling area) in 28 stores. The Company also has opened two new small stores dedicated entirely to the higher-end lines and converted three other smaller stores to this format.

    Cost Containment. The Company's business philosophy has always emphasized cost containment. Executive and store level management of the Company continually review expenses to realize cost reductions when appropriate. Management of the Company believes that its attention to the expense side of its operations has enabled it to maintain financial stability and profitability even in recessionary environments.


MERCHANDISING

    The following table sets forth the approximate percentage contributions by product or service to the Company's gross revenues for the past three years (gross revenues represent the gross sales of all merchandise plus all credit service charge revenues as reflected by all sales invoices of the Company):

                                                                         YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                 1994             1993             1992
                                                                 -----            -----            -----
    Merchandise:
      Living Room Furniture . . . . . . . . . . . . . . . . .     51.8%            51.9%            51.1%
      Bedroom Furniture . . . . . . . . . . . . . . . . . . .     22.2             21.8             21.4
      Dining Room Furniture . . . . . . . . . . . . . . . . .     13.1             13.5             13.4
      Bedding . . . . . . . . . . . . . . . . . . . . . . . .      7.1              7.1              8.0
      All Other Merchandise and Accessories . . . . . . . . .      2.9              2.7              2.7
    Credit Service Charges  . . . . . . . . . . . . . . . . .      2.9              3.0              3.4
                                                                 -----            -----            -----
                                                                 100.0%           100.0%           100.0%
                                                                 =====            =====            =====

    The Company tailors a portion of its merchandising selections for each store and from city to city, depending in part on the demand for various styles and price categories of merchandise in store locations and the physical layout of each individual store. In general, the Company's stores feature a full line of furniture in popular styles, with an emphasis on providing the customer fashion, function and comfort at competitive prices.

    During the past three years, the Company has upgraded its merchandise line in all stores, adding moderately higher priced items from its main suppliers as well as adding the well-known Thomasville line in approximately half of its stores. The Company purchases merchandise from a large number of manufacturers, but considers its most popular lines to include Broyhill, Clayton Marcus, Franklin, Landmark, Lane/Action, Massoud, Michael Howard, Riverside, Sealy, Southern, Thomasville, Thornwood and Universal. The Company's targeted customer base is the middle to upper-middle income consumer. The Company monitors demographic and style preference trends in the markets it serves and changes its product mix in response to those trends.

    The Company purchases its merchandise principally from manufacturers that offer their products on a nationwide basis as well as from a smaller number of regional suppliers. During 1994, approximately 75% of the dollar value of the Company's purchases were made from 30 suppliers. No one supplier accounted for more than 10% of the dollar volume of merchandise purchased by the Company in 1994. The Company has experienced no difficulty in obtaining satisfactory sources of supply and believes that adequate sources of supply exist for the types of merchandise sold in its stores. The Company has no long-term contracts for the purchase of merchandise.


ADVERTISING AND PROMOTION

    The Company uses multimedia advertising and promotions to stimulate sales. The Company's advertising programs are coordinated to deliver a consistent message that the Company's stores are attuned to their customers' preferences and, accordingly, stock items which are attractive to those customers. For 1994, the Company's expenditures for advertising and promotions were approximately 7.4% of net sales. The Company advertises in newspapers in nearly every market in which its stores are located and also uses television, radio and direct mail. Within a budget and guidelines established at Company headquarters, each metropolitan market manager determines the style and content of the area's advertising and promotional program, emphasizing merchandise expected to sell in that geographic region. Newspaper layouts, television spots, radio scripts and in-store display materials are placed at the store level with design and creative assistance from corporate headquarters.

    The Company conducts over 12 Company-wide promotions each year, and the stores periodically conduct additional promotional events. Promotions include high-impact, short duration events, such as holiday sales, general merchandise promotional periods or theme promotions, and product-specific promotions. The Company also advertises its credit availability and special interest and payment terms promotions. During 1994 the Company distributed over 50 million full-color newspaper inserts and direct mail circulars. The Company uses direct mail primarily as a tool to maintain contact with existing customers and to encourage additional purchases.


STORE OPERATIONS

    General. From the Company's headquarters in Atlanta, Georgia, management directs and coordinates purchasing and merchandising, advertising, personnel training, information systems, financial planning and controls, site selection and opening of new stores. The Company's stores are organized in four geographic regions, each supervised by a regional manager who is primarily responsible for coordinating merchandising plans and store operations. Within guidelines provided by headquarters, each metropolitan market manager has responsibility for personnel, purchasing, merchandising, marketing, credit and store operations. In cities with multiple retail stores, the Company generally operates those stores as a single profit center with one manager for the city and individual managers in each branch store. Normal hours of store operation (in most locations) are 10:00 a.m. to 9:00 p.m. Monday through Friday, 10:00 a.m. to 6:00 p.m. Saturday, and 1:00 p.m. to 6:00 p.m. Sunday.

    The Company believes that locating its stores in prime retail sites in suburban areas, preferably near regional malls or major shopping districts, is an important element of its competitive strategy and allows the Company to gain access to its targeted customer. The Company's showrooms average approximately 26,000 square feet and range in size from approximately 13,000 to 71,000 square feet, with warehouse locations ranging in size from approximately 10,000 to 276,000 square feet. The Company maintains a total of 90 stores, 30 of which have attached warehouses. The Company also has 19 separate local warehouses, three regional distribution centers and two administrative offices. The Company has four properties for future development and eight additional facilities leased or subleased. Of these 126 facilities, 78 are leased with various termination dates through 2010 plus renewal options. The remaining 48 properties are owned by the Company.

    Distribution. The Company maintains furniture warehouses in each metropolitan market in which it operates. If more than one retail store is located in a single market area, those stores are served from one central warehouse. In addition, the Company maintains regional distribution centers in Charlotte, North Carolina (124,000 square feet)

Jackson, Mississippi (180,000 square feet) and since December 1994, Ocala, Florida (139,000 square feet). The distribution centers allow the Company to purchase merchandise in larger order quantities, to consolidate freight and to facilitate prompt delivery of popular items to its retail stores, thereby lowering costs. Management believes that service levels can be maintained or improved by greater reliance on the flow of merchandise through these regional centers, while allowing for less inventory investment in local market warehouses.

    The Company maintains inventories sufficient to permit prompt delivery of all items displayed for sale. With the exception of the Atlanta, Georgia operation, which uses a contract delivery service, the Company operates a fleet of trucks for local delivery of merchandise to its customers and for most deliveries from regional distribution centers to the Company's stores and warehouses.

    Management Information System. The Company uses computer information systems to provide Company-wide customer accounts receivable as well as accounting and payroll functions. The Company has developed a proprietary inventory management and operations system which provides automated processing of purchasing, sales orders, billing and customer delivery information. During 1994, on-line credit approval functions were added which allow for faster, more consistent response to customer applications, based on specific data accessed through credit bureaus and a customized score for credit worthiness. This system is currently installed in 38 stores in major markets and all three regional warehouses representing more than half of total merchandise inventories. The Company believes that this system enhances inventory management and control as well as overall customer service and plans to continue the implementation to most of its remaining stores in 1995 and 1996.

    Training. The Company has an extensive in-house training program to train new employees in the Company's operations and to keep current employees informed of changes in Company policy and operational procedures. The Company also maintains a management training program coordinated by the Company's headquarters, pursuant to which management trainees are rotated through a number of store management positions. The Company's training program for employees covers all aspects of the Company's operations, including sales, warehousing, merchandising, personnel, credit and collection. The training program utilizes detailed store manuals, videotaped training films and classes for employees. Management believes that the Company's on-going education program is a significant factor in the Company's ability to develop personnel capable of managing and operating its stores and maintaining a high level of customer service.


CREDIT SALES OPERATIONS

    The Company's customers are provided with a revolving charge credit plan in a credit amount determined by a local credit sales manager. In 1994 and 1993, credit sales constituted 80% and 78%, respectively, of the Company's net sales. The Company's standard (non-promotional) credit service charge rate for purchases during most of 1994 was 14.9% per annum (except in Arkansas where it is lower due to state laws) and may vary in the future with market conditions. The Company offers a lower credit service charge rate for individual purchases of over $3,000 and periodically promotes free-interest for specified periods up to one year.

    Over the last five years, provisions for losses on customer accounts receivable have averaged less than 1% of sales. Management believes this relatively low rate, as compared to those of certain other furniture retailers, is due to a thorough credit screening and collection program and to the Company attracting a more affluent customer through its credit programs. Promotions which offer free-interest for a specified period have been successful both in attracting customers and stimulating sales.


CUSTOMER SERVICE

    The Company believes that personalized customer service and experienced personnel are important elements in the success of the Company's retail furniture business, and the Company continually seeks to improve the quality of customer service and its reputation with suppliers and customers. The Company trains its sales personnel to understand and assist customers with their individual furnishing and decorating needs and also emphasizes prompt and careful delivery of merchandise.

    The Company solicits comments from its customers by leaving with each customer at the time of delivery a form to be completed and returned to the Company reporting the customer's level of satisfaction with the delivery and set up of the furniture.


EXPANSION

    Remodeling and Expansion of Existing Stores. For the past four years, the Company has focused on remodeling, upgrading and expanding the total square footage of selling area in many of its existing showrooms. At December 31, 1994, a total of 40 existing showrooms had been remodeled, including 24 showrooms which were expanded to increase square footage of selling area. The refurbishing of existing showrooms includes improved lighting, wider aisles for easy access to each department, and full-scale room settings, professionally designed and fully accessorized to portray how the furniture will look in the home. The Company believes that its customers are responding very favorably to the attractive presentation of merchandise made possible through better defined, coordinated groupings of furniture and accessories. Tentative plans for 1995 and 1996 combined call for the remodeling and expansion of approximately 10 additional existing showrooms. In addition, two showrooms which have recently been remodeled will be expanded in 1995.

    Premium Product Lines. During May of 1992, the Company established a relationship with Thomasville Furniture Industries, Inc., a division of Armstrong World Industries. At the end of 1994, more than half of the Company showrooms featured displays of Thomasville furniture. The Company believes that introduction of the higher priced lines increases the attractiveness of the Company's stores to upper-middle income customers.

    During 1994, the Company became a national account with Thomasville which allows for greater flexibility in offering the product line in different metropolitan market areas. The high-end line of Drexel Heritage was also added during 1994 and the Company was also given national account status.

    New Stores. The Company has identified approximately 20 additional market area opportunities for one or multiple new stores within its present 11-state territory. New stores in these areas would benefit from the Company's existing name recognition and opportunities for freight consolidation. Tentative plans for 1995 and 1996 combined call for the opening of 13 new stores. Seven of these stores will be in six new cities for Havertys with one of these markets in a new state.


EMPLOYEES

    As of December 31, 1994, the Company employed approximately 2,590 employees, 2,399 in individual retail store operations, 112 in general administration and management, and 79 at regional warehouses. No employee of the Company is a party to any union contract and the Company considers its employee relations to be good.


COMPETITION

    Although the degree of competition varies with geographic area, the retail sale of home furnishings is a highly fragmented and competitive business. The Company competes with numerous individual retail furniture stores as well as chains. The Company currently ranks among the top ten in sales for full service retail home furnishings store chains in the United States, based on available industry data for 1993. The Company also competes with other specialty retail sellers of home furnishings, especially the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their department store product lines and proprietary credit cards. The Company believes that the effect of these competitive factors are offset by the Company's clearly focused market position and its commitment to customer service.

    The Company believes that the primary elements of competition in its industry are customer service, merchandise quality, style, selection, display, price and store location and design. The Company feels that its success to date is attributable in part to its abilities to focus an aggressive well-defined merchandising and advertising effort on the middle and upper-middle income customer, to make prompt delivery of orders through maintenance of inventory and to tailor the inventory maintained at its stores to local demands. In addition, the Company believes that its buying power gives it a competitive advantage with respect to the price and value of its product offerings. The Company emphasizes credit services tailored to its product offerings and the specific needs of its target customers. By financing its own customer accounts, the Company believes that it provides a significant service to its customer which also enables the Company to maintain contact with the customer over the term of the account. The Company regards its experienced sales personnel and personalized customer service as important factors in its competitive success. Lastly, the Company believes it has uniquely positioned itself in the marketplace with merchandise that appeals to customers somewhat more affluent than most other competitive furniture chain stores. This serves as somewhat of a buffer to normal competitive pressures and provides the opportunity for more consistent margins across the product line.


EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the executive officers of the Company:

                                                                         POSITION WITH THE COMPANY
               NAME                                       AGE              AND OTHER INFORMATION
               ----                                       ---            -------------------------
Rawson Haverty  . . . . . . . . . . . . . . . . . . .     74    Chairman of the Board since 1984.  President from 1955 to
                                                                 1984.  Chief Executive Officer from 1955 to 1990.
                                                                 Director since 1947.

John E. Slater, Jr. . . . . . . . . . . . . . . . . .     60    President and Chief Executive Officer since April 1994.
                                                                 Executive Vice President from 1993 to April 1994.
                                                                 Chief Operating Officer from 1992 to April 1994.
                                                                 Senior Vice President from 1987 to 1993.  General
                                                                 Manager, Stores of the Company from 1990 to 1992.
                                                                 Director since 1983.

Dan C. Bryant . . . . . . . . . . . . . . . . . . . .     52    Controller since 1985.

Steven G. Burdette  . . . . . . . . . . . . . . . . .     33    Vice President, Merchandising, since 1994.  Assistant
                                                                 Vice President, Merchandising, from 1993 to 1994.

J. Edward Clary . . . . . . . . . . . . . . . . . . .     34    Vice President, Management Information Services, since
                                                                 1994.

Thomas P. Curran  . . . . . . . . . . . . . . . . . .     42    Vice President, Advertising, since 1987.

Dennis L. Fink  . . . . . . . . . . . . . . . . . . .     43    Senior Vice President and Chief Financial Officer since
                                                                 1993.  Principal accounting and financial officer and a
                                                                 director of Horizon Industries, Inc., a publicly held
                                                                 carpet manufacturer, from 1977 to 1992.  Senior Vice
                                                                 President, Treasurer and Chief Financial Officer of
                                                                 Horizon from 1985 to 1992.

Ben M. Haverty . .  . . . . . . . . . . . . . . . . .     34    Vice President of Marketing Programs, since 1994.
                                                                 Assistant Secretary, since 1993.  Assistant Vice
                                                                 President, Merchandising from 1990 to 1994.

                                                                         POSITION WITH THE COMPANY
               NAME                                       AGE              AND OTHER INFORMATION
               ----                                       ---            -------------------------
Rawson Haverty, Jr. . . . . . . . . . . . . . . . . .     38    Vice President, Real Estate and Insurance Divisions,
                                                                 since 1992.  Assistant Vice President from 1987 to
                                                                 1992.  Assistant Secretary from 1985 to 1993.  Director
                                                                 since 1992.

Christine M. Jones  . . . . . . . . . . . . . . . . .     65    Vice President, Stockholder Relations, since 1993 and
                                                                 Corporate Secretary since 1978.  Assistant Vice
                                                                 President from 1986 to 1993.

Joan S. Nagy  . . . . . . . . . . . . . . . . . . . .     59    Vice President, Human Resources, since 1993.  Assistant
                                                                 Vice President, Human Resources from 1985 to 1993.

Clarence H. Smith . . . . . . . . . . . . . . . . . .     44    Vice President, Operations and Development, since 1994.
                                                                 Vice President since 1984.  Regional Manager and
                                                                 General Manager of Atlanta, Georgia retail operations
                                                                 from 1986 to 1994.  Director since 1989.

Hugh G. Wells, Jr.  . . . . . . . . . . . . . . . . .     61    Vice President since 1985 and Treasurer since 1987.

M. Tony Wilkerson . . . . . . . . . . . . . . . . . .     49    Senior Vice President, Marketing, since 1994.  Vice
                                                                 President, Merchandising, from 1990 to 1994.  Assistant
                                                                 Vice President from 1987 to 1990.


    Rawson Haverty, Frank S. McGaughey, Jr. (a director of the Company) and John Rhodes Haverty, M.D. (a director of the Company) are first cousins. Clarence H. Smith is the nephew of Rawson Haverty, the son of Alex W. Smith (a director of the Company) and the first cousin of Clarence H. Ridley (a director of the Company), Rawson Haverty, Jr. and Ben M. Haverty. Rawson Haverty, Jr. and Ben M. Haverty are the sons of Rawson Haverty, first cousins of Clarence H. Ridley and Clarence H. Smith and the nephews of Alex W. Smith. Alex W. Smith is the brother-in-law of Rawson Haverty and the father of Clarence H. Smith. Clarence H. Ridley is the nephew of Rawson Haverty and first cousin of Clarence
H. Smith, Rawson Haverty, Jr. and Ben M. Haverty.



ITEM 2.  PROPERTIES.

    The Company's executive and administrative offices are located at 866 West Peachtree Street, N.W., Atlanta, Georgia and occupy a two-story brick building purchased in 1971 and an adjacent, one-story brick building purchased in 1986. These facilities contain approximately 29,000 and 15,000 square feet of working area, respectively.

    The Company maintains a total of 90 stores, 30 of which have attached warehouses. The Company also has 19 separate local warehouses, three regional distribution centers, two administrative offices four properties for future development and eight additional facilities leased or subleased. Of these 126 facilities, 78 are leased with various termination dates through 2010 plus renewal options. The remaining 48 properties are owned by the Company.

    These 48 owned properties and all improvements and buildings in progress are carried on the books of the Company at December 31, 1994 at an original cost of $129,418,000, and a book value of $80,198,000.

    Fifteen properties are owned without debt; the remaining properties which include one property for future development, a warehouse addition to a leased property and a former store location are subject to the indebtedness as indicated below:

                      NUMBER                                        PRINCIPAL MORTGAGE
                        OF                                               BALANCE
                     LOCATIONS                                           12/31/94
                     ---------                                      ------------------
                        28                                             $19,081,000

                      NUMBER                                      INDUSTRIAL DEVELOPMENT
                        OF                                             BOND BALANCE
                     LOCATIONS                                           12/31/94
                     ---------                                    ----------------------
                         5                                             $2,975,000

    All other property was not subject to secured indebtedness at December 31, 1994.

    The 78 properties (58 stores, 12 warehouses and 8 additional facilities) leased by the Company at December 31, 1994 require minimum annual rentals which amounted to $9,477,000 during 1994. Additional rentals based on sales volume are required which amounted to $689,000 in 1994.

    The Company considers that all of its stores and warehouses have been well maintained and are adequate for their purposes. All are, in the opinion of the Company's management, adequately insured.


ITEM 3.  LEGAL PROCEEDINGS.

    There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company is a party or of which its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1994.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    Common Stock Market Prices and Dividends on the last page of the Company's annual report to stockholders for the year ended December 31, 1994, are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    Selected 10-Year Financial Data on page 11 of the Company's annual report to stockholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 10 of the Company's annual report to stockholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The report of the independent auditors and the financial statements on pages 12 through 23 of the Company's annual report to stockholders for the year ended December 31, 1994, are incorporated herein by reference.

    Selected Quarterly Financial Data on pages 22 and 23 of the Company's annual report to stockholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to directors of the Company contained in the Company's proxy statement for the 1995 annual meeting of stockholders, dated March 22, 1995, is incorporated herein by reference. Information relating to executive officers of the Company is included in this report under Item 1 of
Part I.

ITEM 11.    EXECUTIVE COMPENSATION.

    The information relating to executive compensation contained in the Company's proxy statement, dated March 22, 1995, for the 1995 annual meeting of stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information relating to security ownership of certain beneficial owners and management contained in the Company's proxy statement, dated March 22, 1995, for the 1995 annual meeting of stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The following exhibits, financial statements and financial statement schedule are filed as a part of this report:

         (a) (1) and (2).   LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                            STATEMENT SCHEDULE

         The following financial statements of Haverty Furniture Companies, Inc., included in the annual report of the registrant to its stockholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

         Balance Sheets--December 31, 1994 and 1993

         Statements of Income--Fiscal Years ended December 31, 1994, 1993 and
         1992

         Statements of Stockholders' Equity--Fiscal Years ended December 31, 1994, 1993 and 1992

         Statements of Cash Flows--Fiscal Years ended December 31, 1994, 1993 and 1992

         Notes to Financial Statements

         The following financial statement schedule of Haverty Furniture Companies, Inc. is included in Item 14(d):

         Schedule II      --      Valuation and Qualifying Accounts



    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



         (3)  Exhibits.

         The exhibits listed below are filed with or incorporated by reference into this Report. Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced document. Exhibits 10.1 through 10.10 represent compensatory plans.



EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
- -------                         ----------------------

 *3.1    -- Articles of Incorporation of Haverty Furniture Companies, Inc. as
            amended and restated on March 6, 1973, and amended on April 24, 1979, and as amended on April 25, 1985. (10-Q for the quarter ended June 30, 1985)

 *3.1.1  -- Articles of Incorporation of Haverty Furniture Companies, Inc. as
            amended on April 25, 1986.  (10-Q for the quarter ended March 31,
            1986)

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
- -------                         ----------------------

 *3.1.2  -- Amendment to Articles of Incorporation of Haverty Furniture
            Companies, Inc. as amended on April 28, 1989. (10-Q for the quarter ended June 30, 1989)


 *3.2.2  -- Amended and Restated By-Laws of Haverty Furniture Companies, Inc.
            as amended on August 5, 1987. (10-K for the year ended December 31, 1987)

 *3.2.3  -- Amendment to By-Laws of Haverty Furniture Companies, Inc. as
            amended on November 4, 1988.  (10-Q for the quarter ended March 31,
            1989)

 *4.1    -- Note Agreement between Haverty Furniture Companies, Inc. and The
            Prudential Purchasers (The Prudential Insurance Company of America) c/o Prudential Capital Group, dated December 29, 1993. (10-K for the year ended December 31, 1993)

  4.1.1 -- First Amendment to Note Agreement between Haverty Furniture Companies, Inc. and The Prudential Purchasers (The Prudential Insurance Company of America) c/o Prudential Capital Group, dated December 29, 1993

            No other instrument authorizes long-term debt securities in an amount in excess of ten percent (10%) of the total assets of the Company. The Company agrees to furnish copies of instruments and agreements authorizing long-term debts of less than ten percent (10%) of its total assets to the Commission upon request.

*10.1    -- Directors' Deferred Compensation Plan having an effective date of
            December 15, 1982 (Form S-2, Registration Statement No. 2-84860, as filed with the Securities and Exchange Commission on June 30, 1983 and as amended on July 20, 1983 by Amendment No. I, Exhibit 10.2)

*10.1.1  -- First Amendment of Directors' Deferred Compensation Plan
            (Registration Statement on Form S-2, File No. 33-59400, Exhibit 10.1.1)

*10.2    -- Supplemental Executive Retirement Plan, effective January 1, 1983
            (10-K for the year ended December 31, 1984, Exhibit 10.3)

*10.3    -- Thrift Plan and Trust, as amended, effective January 1, 1985
            (Exhibit 4.1 to Registration Statement on Form S-8, File No.
            33-44285)

*10.4    -- 1986 Non-Qualified Stock Option Plan (10-K for the year ended
            December 31, 1987, Exhibit 10.7)

*10.5    -- 1988 Incentive Stock Option Plan, as amended (Exhibit 4.1 to
            Registration Statement on Form S-8, File No.  33-53609)

*10.6    -- 1988 Non-Qualified Stock Option Plan (10-Q for the quarter ended
            June 30, 1989, Exhibit 10.2)

*10.6.1  -- Amendment Number One to 1988 Non-Qualified Stock Option Plan
            (Registration Statement on Form S-2, File No. 33-59400, Exhibit 10.9.1)

 10.7    -- Haverty Furniture Companies, Inc. Employee Stock Purchase Plan, as
            amended and restated as of February 7, 1995

*10.8    -- Deferred Compensation Agreement between Haverty Furniture
            Companies, Inc. and Rawson Haverty, Sr., dated December 21, 1992. (10-K for the year ended December 31, 1993, Exhibit 10.9)

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
- -------                         ----------------------

*10.9    -- 1993 Non-Qualified Stock Option Plan (Registration Statement on
            Form S-8, File No. 33-53607, Exhibit 5.1)

 13.1    -- Annual Report to Stockholders for the year ended December 31, 1994.

 18.1    -- Accountant's Preferability Letter regarding Change in Accounting
            Principle

 23.1    -- Consent of Ernst & Young LLP

 27      -- Financial Data Schedule (for SEC use only)
- -----------------

*  Incorporated by reference.

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1994.

         (c) Exhibits -- The response to this portion of Item 14 is as submitted in Item 14(a)(3).

         (d) Financial Statement Schedules -- The response to this portion of
             Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    HAVERTY FURNITURE COMPANIES, INC.

Date: March 17, 1995                                        By:          /s/  JOHN E. SLATER, JR.
                                                               --------------------------------------------
                                                                            John E. Slater, Jr.
                                                                   President and Chief Executive Officer
                                                                       (Principal Executive Officer)

Date: March 17, 1995                                        By:            /s/  DENNIS L. FINK
                                                               --------------------------------------------
                                                                              Dennis L. Fink
                                                             Senior Vice President and Chief Financial Officer
                                                                       (Principal Financial Officer)

Date: March 17, 1995                                        By:             /s/  DAN C. BRYANT
                                                               --------------------------------------------
                                                                              Dan C. Bryant
                                                                 Controller (Principal Accounting Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                          DATE
                     ---------                                    -----                          ----
                /s/  RAWSON HAVERTY
- -----------------------------------------------------    Chairman of the Board              March 17, 1995
                   Rawson Haverty

              /s/  JOHN E. SLATER, JR.
- -----------------------------------------------------    President, Chief Executive         March 17, 1995
                John E. Slater, Jr.                        Officer and Director

                 /s/  FRED J. BATES
- -----------------------------------------------------    Regional Manager and Director      March 20, 1995
                   Fred J. Bates


- -----------------------------------------------------    Director                           March   , 1995
               Dr. Kenneth Black, Jr.

           /s/  JOHN RHODES HAVERTY, M.D.
- -----------------------------------------------------    Director                           March 17, 1995
             John Rhodes Haverty, M.D.

             /s/  RAWSON HAVERTY, JR.
- -----------------------------------------------------    Vice President and Director        March 20, 1995
                Rawson Haverty, Jr.

               /s/  L. PHILLIP HUMANN
- -----------------------------------------------------    Director                           March 17, 1995
                 L. Phillip Humann

               /s/  LYNN H. JOHNSTON
- -----------------------------------------------------    Director                           March 17, 1995
                  Lynn H. Johnston

            /s/  FRANK S. MCGAUGHEY, JR.
- -----------------------------------------------------    Director                           March 17, 1995
              Frank S. McGaughey, Jr.


                     SIGNATURE                                    TITLE                          DATE
                     ---------                                    -----                          ----

            /s/  WILLIAM A. PARKER, JR.
- -----------------------------------------------------    Director                           March 17, 1995
               William A. Parker, Jr.

              /s/  CLARENCE H. RIDLEY
- ------------------------------------------------------   Director                           March 20, 1995
                 Clarence H. Ridley

               /s/ ALEX W. SMITH
- ------------------------------------------------------   Director                           March 20, 1995
                   Alex W. Smith

               /s/  CLARENCE H. SMITH
- ------------------------------------------------------   Vice President and Director        March 20, 1995
                 Clarence H. Smith

               /s/  ROBERT R. WOODSON
- ------------------------------------------------------   Director                           March 17, 1995
                 Robert R. Woodson

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

HAVERTY FURNITURE COMPANIES, INC.

(In thousands)

Column A                                 Column B            Column C-1        Column D              Column E
- ---------------------------------------------------------------------------------------------------------------

                                                              Additions
                                        Balance at             charged                              Balance at
                                       beginning of         to costs and       Deductions-            end of
Description                               period              expenses         describe (1)           period
- -----------                            -----------          ------------       ------------         -----------
Year ended December 31, 1994:
  Allowance for doubtful accounts        $6,485                $2,773             $2,153             $7,105
                                         ======                ======             ======             ======


Year ended December 31, 1993:
  Allowance for doubtful accounts        $5,400                $3,154             $2,069             $6,485
                                         ======                ======             ======             ======


Year ended December 31, 1992:
  Allowance for doubtful accounts        $4,600                $2,793             $1,993             $5,400
                                         ======                ======             ======             ======





(1) Uncollectible accounts written off and losses on accounts resulting from repossessions and discounts and allowances.

(2) Column C-2 "Additions Charged To Other Accounts" has been omitted as the response is "none".

                                 EXHIBIT INDEX

                       HAVERTY FURNITURE COMPANIES, INC.

                   10-K FOR THE YEAR ENDED DECEMBER 31, 1994



Exhibit No.                             Description
- -----------                             -----------

   4.1.1                     First Amendment to Note Agreement
                             between Haverty Furniture
                             Companies, Inc.  and The Prudential
                             Purchasers (The Prudential
                             Insurance Company of America) c/o
                             Prudential Capital Group, dated
                             December 29, 1993


   10.7                      Haverty Furniture Companies, Inc.
                             Employee Stock Purchase Plan, as
                             amended and restated as of
                             February 7, 1995.

   13.1                      Annual Report to Stockholders for
                             the year ended December 31, 1994.


   18.1                      Accountant's Preferability Letter
                             regarding Change in Accounting
                             Principle


   23.1                      Consent of Ernst & Young LLP


   27                        Financial Data Schedule (for SEC use only)