Form 10-Q
period 1995-03-31
HAVERTY FURNITURE COMPANIES INC
filed 1995-05-12
CIK 216085

==============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995
                                                --------------

                                      OR


     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from       to
                                                 ------   ------

                       Commission file number:   0-8498
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

        Yes   X     No
             ---       ---

        The number of shares outstanding of the registrant's two classes of $1 par value common stock as of April 30, 1995 were: Common Stock -- 8,498,286; Class A Common Stock -- 3,041,565.

        H A V E R T Y   F U R N I T U R E   C O M P A N I E S ,  I N C .


                                   I N D E X

                                                                                       Page No.
Part I.          Financial Information:

         Condensed Balance Sheets -
          March 31, 1995 and December 31, 1994                                                1


         Condensed Statements of Income -
          Three months ended March 31, 1995 and 1994                                          3


         Condensed Statements of Cash Flows -
          Three months ended March 31, 1995 and 1994                                          4


         Notes to Condensed Financial Statements                                              5


         Management's Discussion and Analysis
          of Financial Condition and Results
           of Operations                                                                      6


Part II.         Other Information                                                            8


                       PART I.   FINANCIAL INFORMATION

                      HAVERTY FURNITURE COMPANIES, INC.

                           CONDENSED BALANCE SHEETS

                      (In thousands, except share data)


                                                                            March 31        December 31
                                                                              1995             1994
                                                                          (Unaudited)         (Note)
                                                                          -----------       -----------
                ASSETS

                Current Assets
                  Cash and cash equivalents                                 $   1,456       $   1,925

                  Accounts receivable                                         167,175         167,510
                  Less allowance for doubtful accounts                          7,105           7,105
                                                                            ---------       ---------
                                                                              160,070         160,405

                  Inventories, at LIFO                                         71,332          64,582

                  Other current assets                                          3,170           2,686

                  Deferred income taxes                                         3,396           3,396
                                                                            ---------       ---------

                                             TOTAL CURRENT ASSETS             239,424         232,994


                Property and equipment                                        137,978         129,418
                  Less accumulated depreciation and amortization               50,375          49,220
                                                                            ---------       ---------
                                                                               87,603          80,198

                Other assets                                                    1,896           1,911
                                                                            ---------       ---------
                                                                            $ 328,923       $ 315,103
                                                                            =========       =========

                      HAVERTY FURNITURE COMPANIES, INC.

                           CONDENSED BALANCE SHEETS

                                 (Continued)

                                                                                 March 31       December 31
                                                                                   1995            1994
                                                                                (Unaudited)       (Note)
                                                                                -----------     -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY

                Current Liabilities
                  Notes payable to banks                                         $  49,300       $  49,200
                  Accounts payable and accrued expenses                             30,523          32,809
                  Income taxes                                                       2,803           3,332
                  Current portion of long-term debt and
                    capital lease obligations                                        7,959           7,958
                                                                                 ---------       ---------
                                        TOTAL CURRENT LIABILITIES                   90,585          93,299

                Long-term debt and capital lease obligations,
                  less current portion                                             101,391          87,164

                Deferred income taxes                                                1,347           1,347

                Other liabilities                                                    2,265           2,238

                Stockholders' Equity
                  Capital stock, par value $1 per share --
                    Preferred Stock, Authorized -- 1,000,000 shares;
                     Issued: None
                    Common Stock, Authorized --15,000,000 shares;
                     Issued: 1995 -- 8,995,434 shares; 1994 -- 8,928,532
                     shares (including shares in treasury:
                     1995 and 1994 -- 498,948)                                       8,996           8,929
                    Convertible Class A Common Stock, Authorized --
                     5,000,000 shares; Issued: 1995 -- 3,292,420 shares;
                     1994 -- 3,313,606 shares (including shares
                     in treasury: 1995 and 1994 -- 249,055)                          3,292           3,314
                    Additional paid-in capital                                      31,853          31,500
                    Retained earnings                                               94,771          92,889
                                                                                 ---------       ---------
                                                                                   138,912         136,632
                    Less cost of Common Stock and
                     Convertible Class A Common Stock in treasury                    5,577           5,577
                                                                                 ---------       ---------
                                                                                   133,335         131,055
                                                                                 ---------       ---------
                                                                                 $ 328,923       $ 315,103
                                                                                 =========       =========


   Note: The condensed financial statements as of December 31, 1994 were derived from the audited financial statements at that date.

   See notes to condensed financial statements.

                      HAVERTY FURNITURE COMPANIES, INC.

                        CONDENSED STATEMENTS OF INCOME

                    (In thousands, except per share data)

                                 (Unaudited)


                                                                           Three Months Ended
                                                                                March 31
                                                                      ----------------------------
                                                                          1995              1994
                                                                      -----------       ----------
         Net sales                                                    $   94,383        $   88,016
         Cost of goods sold                                               49,915            46,507
                                                                      ----------        ----------
           Gross profit                                                   44,468            41,509

         Credit service charges                                            3,063             2,883
                                                                      ----------        ----------
                                                                          47,531            44,392

         Costs and expenses:
           Selling, general and administrative                            40,098            37,306
           Interest                                                        2,496             2,025
           Provision for doubtful accounts                                   633               631
                                                                      ----------        ----------
                                                                          43,227            39,962
                                                                      ----------        ----------
                                                                           4,304             4,430

         Other income (expense), net                                          98          (     32)
                                                                      ----------        ----------
                             INCOME BEFORE INCOME TAXES                    4,402             4,398

         Income taxes                                                      1,673             1,672
                                                                      ----------        ----------
                                             NET INCOME               $    2,729        $    2,726
                                                                      ==========        ==========

         Average number of common and common
           equivalent shares outstanding                                  11,498            11,567
                                                                      ==========        ==========

         Earnings per share                                           $     0.24        $     0.24
                                                                      ==========        ==========

         Cash dividends per common share:
           Common Stock                                               $    .0750        $    .0675
           Class A Common Stock                                            .0700             .0625


         See notes to condensed financial statements.

                      HAVERTY FURNITURE COMPANIES, INC.

                           STATEMENTS OF CASH FLOWS

                                (In thousands)

                                 (Unaudited)

                                                                                                      Three months Ended March 31
                                                                                                      ---------------------------
                                                                                                         1995             1994
                                                                                                      ----------       ----------
           OPERATING ACTIVITIES
             Net income                                                                             $     2,729        $    2,726
             Adjustments to reconcile net income to net cash
               used in operating activities:
                 Depreciation and amortization                                                            2,451             1,973
                 (Gain) Loss on sale of property and equipment                                              (53)               18
                 Provision for doubtful accounts                                                            633               631
                                                                                                    -----------        ----------
                                                                                Subtotal                  5,760             5,348
                 Changes in operating assets and liabilities:
                     Accounts receivable                                                                   (298)           (3,975)
                     Inventories                                                                         (6,750)           (3,445)
                     Other current assets                                                                  (484)             (909)
                     Accounts payable and accrued expenses                                               (2,286)              500
                     Income taxes                                                                          (529)            1,620
                                                                                                    -----------        ----------
                                                   NET CASH USED IN OPERATING ACTIVITIES                 (4,587)             (861)

           INVESTING ACTIVITIES
             Purchases of property and equipment                                                        (10,067)           (3,201)
             Proceeds from sale of property and equipment                                                   270                50
             Other investing activities                                                                       9              (292)
                                                                                                    -----------        ----------
                                                   NET CASH USED IN INVESTING ACTIVITIES                 (9,788)           (3,443)

           FINANCING ACTIVITIES
             Net increase in short-term borrowings                                                          100             5,400
             Proceeds from issuance of long-term debt                                                    15,000                --
             Payment of long-term debt and capital lease obligations                                       (772)             (763)
             Exercise of stock options                                                                      398               411
             Dividends paid                                                                                (847)             (753)
             Other financing activities                                                                      27                32
                                                                                                    -----------        ----------
                                                   NET CASH PROVIDED BY FINANCING ACTIVITIES             13,906             4,327
                                                                                                    -----------        ----------
           (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (469)               23

           CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,925               614
                                                                                                    -----------        ----------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     1,456        $      637
                                                                                                    ===========        ==========

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




NOTE C - Supplementary Cash Flow Information

The Company made total cash payments for interest (including capitalized interest) of approximately $2,807,000 and $1,671,000 for the three months ended March 31, 1995 and 1994, respectively.

The Company made total income tax payments of $2,202,000 and $51,000 for the three months ended March 31, 1995 and 1994, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Net sales for the quarter increased 7.2% over the same period for 1994. Comparable-store sales (sales from stores in operation or expanded for a full year or more) increased 4.3% over the year-earlier period. Management believes that its overall marketing strategy has allowed the Company to attract more middle- to upper-middle income consumers which has continued to provide modest sales gains during the slower overall economic growth prevalent at this stage of the business cycle. Ongoing Company programs contributing to the appeal to these consumers include the interior remodeling and showroom expansion of existing stores and the upscaling of merchandise lines enhanced by the use of fully accessorized room settings.

Gross margin as a percentage of net sales was 47.1% for the first quarter of 1995 as compared to 47.2% in 1994. This decline was due to a more competitive environment in the Company's metropolitan markets and the lower margins associated with higher price-point merchandise. During the fourth quarter of 1994, the Company changed its method of accounting for LIFO inventories from applying U.S. Bureau of Labor Statistics (BLS) indices to internally developed indices. The Company believes the internally developed indices more accurately measure increases and decreases in the Company's cost of merchandise and produce better matching of current costs and revenues. The cumulative effect of such change at the beginning of 1994 and proforma amounts for prior years are not determinable. The LIFO reserve was increased 0.5% of net sales and required no adjustment during the first quarters of 1994 and 1995, respectively.

Credit service charges increased 6.2% in absolute dollars and the level of charge sales increased 0.1% when compared to the year-ago period.
Interest-free promotions throughout 1994 generated a higher percentage of non-interest bearing receivable dollars to gross receivable dollars at quarter end 1995 as compared to 1994. The Company plans to continue to offer interest-free financing promotions such that this percentage is not expected to decline during 1995. The Company raised its standard credit service charge rate to a more industry-comparable 21% (where allowed by law) from 16.9% for regular accounts opened beginning in March 1995. The provision for doubtful accounts was unchanged at 0.7% of net sales as the level of bad debt write-offs was as expected.

Selling, general and administrative expenses increased 0.1% as a percentage of net sales, or 7.5% in absolute dollars. This increase was primarily related to depreciation and amortization charges reflecting the Company's increased investment in property and equipment and other costs associated with a new regional warehouse facility for Florida, two new stores and seven expanded store showrooms. These increases were partially offset by a slight decrease in overall personnel costs as a percentage of net sales.

Interest expense increased 0.3% as a percentage of net sales, or 23.2% in absolute dollars as a result of an increase in the Company's effective interest rate of 28 basis points and increased average borrowings under line-of-credit agreements.


FINANCIAL POSITION

The Company used $4.6 million in cash for operating activities in the first quarter of 1995 as inventories increased $6.8 million to support greater demand and continued stocking of the regional warehouses as the Company transitions certain inventory into its regional distribution system. Additionally, accounts payable were reduced $2.3 million. Higher depreciation charges offset some of these increases.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                  (continued)



Net property and equipment, at $87.6 million, was $7.4 million above the level of the preceding quarter. Cash used in investing activities of $9.8 million for the first quarter of 1995 was primarily used on $10 million of planned capital expenditures, $6.8 million above the year-ago period. The Company presently estimates capital expenditures to be approximately $45 million through the end of 1996 for the addition of 12 new stores and the expansion and/or remodeling of 12 existing locations. The estimated expenditures will be reduced by any new properties which are financed off the balance sheet with operating leases.

The Company has arrangements with nine banks under line-of-credit agreements to borrow up to $109 million. At March 31, 1995, of this amount, $64 million were committed lines ($18 million unused) and $45 million were uncommitted lines ($31.7 million unused). Borrowings accrue interest at competitive short-term rates and all lines are reviewed annually for renewal. The Company has a revolving credit/term loan agreement with a commercial bank providing for borrowings of $10 million through 1997, at which time it converts to a term loan, maturing in 1999. If utilized, this facility would replace a $10 million short-term committed line. The Company's financial covenants under various loan agreements allow for securitization of up to approximately 55% of the outstanding balances of accounts receivable. The Company plans to enter into a financing transaction of this type in 1995, the proceeds of which would reduce accounts receivable and notes payable to banks while improving cash flow from operating activities. Cash provided from financing activities for the first quarter of 1995 of $13.9 million is related to a $15 million unsecured long-term debt transaction at a fixed interest rate of 8.26% which was used to reduce short-term borrowings. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with appropriate amounts of fixed-rate or capped-rate debt as determined by the interest rate environment (50% of total debt was interest-rate protected at March 31, 1995).

The Company anticipates that its cash requirements during the next few years to finance its operations, open new stores and complete its remodeling/expansion plans will be adequately generated from operations, bank lines of credit and other possible financing transactions. The Company will continue to review all expenditures to maximize financial returns and maintain financial flexibility.

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits filed with this report.

        27   Financial Data Schedule (for SEC use only)

        (b)  Reports on Form 8-K.

        None.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HAVERTY FURNITURE COMPANIES, INC.
                                                (Registrant)


Date            May 12, 1995           By   /s/ Dennis L. Fink
        ---------------------------        -----------------------------------
                                           Dennis L. Fink,
                                           Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)




                                       By   /s/ Hugh G. Wells
                                           -----------------------------------
                                           Hugh G. Wells, Vice President
                                             & Treasurer




                                       By   /s/ Dan C. Bryant
                                           -----------------------------------
                                           Dan C. Bryant, Controller
                                           (principal accounting officer)