Form 10-K/A
period 1994-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1995-06-29
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                               Amendment No. 1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1994
                                            -----------------

                        Commission file number 33-44285


                       HAVERTY FURNITURE COMPANIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Maryland                                             58-0281900
- -------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

866 West Peachtree Street, N.W., Atlanta, Georgia                 30308
- ----------------------------------------------------          -------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code            (404) 881-1911
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
         Title of each class                       which registered

                None                                          None
  --------------------------------                 -------------------------

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock  $1.00 par value, Class A Common Stock, $1.00 par value
- -------------------------------------------------------------------------------
                                (Title of class)

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ending December 31, 1994, as set forth below:

                 Part II, Item 5. The last page of the annual report to stockholders for the year ended December 31, 1994 (Exhibit
                 13.1 as amended) is incorporated by reference herein in response to this item.


                 Part IV, Item 14(a)(3).

                 Exhibits.

                 Exhibit 99. The information required by Form 11-K with respect to the Haverty Furniture Companies, Inc. Thrift Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an annual report on Form 11-K for the Plan for the fiscal year ended December 31, 1994, in accordance with Rule 15d-21.

                 Exhibit 13.1. This exhibit is hereby amended to include the information on the last page of the annual report to stockholders for the year ended December 31, 1994.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HAVERTY FURNITURE COMPANIES, INC.



                                  By  s/ Dennis L. Fink
                                      -------------------------
                                      Dennis L. Fink
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (principal financial officer)


Date:  June 29, 1995