Form 10-Q
period 1995-06-30
HAVERTY FURNITURE COMPANIES INC
filed 1995-08-03
CIK 216085

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

 (Mark One)
     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1995
                                                  -------------

                                       OR


     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from                to
                                       --------------    --------------

                       Commission file number:   0-8498
                                               ----------

                       HAVERTY FURNITURE COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Maryland                                58-0281900
            -------------------------                      --------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)



866 West Peachtree Street, N.W., Atlanta, Georgia               30308
- -------------------------------------------------             ---------
    (Address of principal executive offices)                 (Zip Code)



    Registrant's telephone number, including area code:    (404) 881-1911
                                                           --------------


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


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

        The number of shares outstanding of the registrant's two classes of $1
par value common stock as of August 1, 1995 were:   Common Stock -- 8,537,798;
Class A Common Stock -- 3,014,807.

        H A V E R T Y   F U R N I T U R E   C O M P A N I E S ,  I N C .


                                   I N D E X



                                                                                           Page No.
Part I.          Financial Information:

         Condensed Balance Sheets -
          June 30, 1995 and December 31, 1994                                                 1


         Condensed Statements of Income -
          Quarter and six months ended
           June 30, 1995 and 1994                                                             3


         Condensed Statements of Cash Flows -
          Six months ended June 30, 1995 and 1994                                             4


         Notes to Condensed Financial Statements                                              5


         Management's Discussion and Analysis
          of Financial Condition and Results
           of Operations                                                                      6


Part II.         Other Information                                                            8

                        PART I.   FINANCIAL INFORMATION


                       HAVERTY FURNITURE COMPANIES, INC.

                            CONDENSED BALANCE SHEETS

                       (In thousands, except share data)



                                                                        June 30     December 31
                                                                         1995          1994
                                                                     (Unaudited)      (Note)
                                                                     -----------    -----------
ASSETS

Current Assets
     Cash and cash equivalents                                         $  1,382       $  1,925

     Accounts receivable                                                164,797        167,510
     Less allowance for doubtful accounts                                 7,105          7,105
                                                                       --------       --------

                                                                        157,692        160,405


     Inventories, at LIFO                                                73,707         64,582

     Other current assets                                                 5,071          2,686

     Deferred income taxes                                                3,396          3,396
                                                                       --------       --------


                                     TOTAL CURRENT ASSETS               241,248        232,994


Property and equipment                                                  145,124        129,418
     Less accumulated depreciation and amortization                      51,531         49,220
                                                                       --------       --------

                                                                         93,593         80,198

Other assets                                                              1,823          1,911
                                                                       --------       --------

                                                                       $336,664       $315,103
                                                                       ========       ========

                       HAVERTY FURNITURE COMPANIES, INC.

                            CONDENSED BALANCE SHEETS

                                  (Continued)

                                                                             June 30      December 31
                                                                               1995          1994
                                                                           (Unaudited)      (Note)
                                                                           -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Notes payable to banks                                                  $ 49,300       $ 49,200
     Accounts payable and accrued expenses                                     28,048         32,809
     Income taxes                                                                ----          3,332
     Current portion of long-term debt and
         capital lease obligations                                              7,960          7,958
                                                                             --------       --------

                                     TOTAL CURRENT LIABILITIES                 85,308         93,299

Long-term debt and capital lease obligations,
     less current portion                                                     113,161         87,164

Deferred income taxes                                                           1,347          1,347

Other liabilities                                                               2,267          2,238

Stockholders' Equity
     Capital stock, par value $1 per share --
         Preferred Stock, Authorized:  1,000,000 shares;
           Issued: None
         Common Stock, Authorized:  1995 -- 50,000,000 shares;
           1994 -- 15,000,000 shares; Issued: 1995 -- 9,007,734 shares;
           1994 -- 8,928,532 shares (including shares in treasury:
           1995 and 1994 -- 498,948)                                            9,008          8,929
         Convertible Class A Common Stock, Authorized:
           1995 -- 15,000,000 shares; 1994 -- 5,000,000 shares;
           Issued:  1995 -- 3,280,120 shares; 1994 -- 3,313,606 shares
           (including shares in treasury: 1995 and 1994 -- 249,055)             3,280          3,314
         Additional paid-in capital                                            31,853         31,500
         Retained earnings                                                     96,017         92,889
                                                                             --------       --------

                                                                              140,158        136,632
         Less cost of Common Stock and
           Convertible Class A Common Stock in treasury                         5,577          5,577
                                                                             --------       --------

                                                                              134,581        131,055
                                                                             --------       --------

                                                                             $336,664       $315,103
                                                                             ========       ========

Note: The condensed financial statements as of December 31, 1994 were derived from the audited financial statements at that date.

See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                         CONDENSED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                  (Unaudited)


                                             Quarter Ended        Six Months Ended
                                                June 30               June 30
                                          ------------------    --------------------

                                            1995       1994       1995        1994
                                          -------    -------    --------    --------
Net sales                                 $88,678    $84,747    $183,061    $172,763
Cost of goods sold                         47,010     44,915      96,925      91,422
                                          -------    -------    --------    --------

     Gross profit                          41,668     39,832      86,136      81,341

Credit service charges                      3,021      2,892       6,084       5,775
                                          -------    -------    --------    --------

                                           44,689     42,724      92,220      87,116

Costs and expenses:
     Selling, general and administrative   39,473     36,938      79,571      74,244
     Interest                               2,772      1,808       5,268       3,833
     Provision for doubtful accounts          667        655       1,300       1,286
                                          -------    -------    --------    --------

                                           42,912     39,401      86,139      79,363
                                          -------    -------    --------    --------

                                            1,777      3,323       6,081       7,753

Other income (expense), net                 1,605     (    2)      1,703     (    34)
                                          -------    -------    --------    --------

           INCOME BEFORE INCOME TAXES       3,382      3,321       7,784       7,719

Income taxes                                1,285      1,261       2,958       2,933
                                          -------    -------    --------    --------

                           NET INCOME     $ 2,097    $ 2,060    $  4,826    $  4,786
                                          =======    =======    ========    ========


Average number of common and common
     equivalent shares outstanding         11,540     11,535      11,519      11,510
                                          =======    =======    ========    ========


Earnings per share                        $  0.18    $  0.18    $   0.42    $   0.42
                                          =======    =======    ========    ========


Cash dividends per common share:
     Common Stock                         $ .0750    $ .0675    $  .1500    $  .1350
     Class A Common Stock                   .0700      .0625       .1400       .1250


See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                                      Six Months Ended June 30
                                                                      -------------------------
                                                                         1995             1994
                                                                      ---------         -------
OPERATING ACTIVITIES
     Net income                                                        $  4,826         $ 4,786
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                                    5,027           4,096
         Provision for doubtful accounts                                  1,300           1,286
         (Gain) loss on sale of property and equipment                     (450)              6
         Gain from destruction of a retail location                      (1,177)           ----
                                                                       --------         -------

                                                      Subtotal            9,526          10,174
         Changes in operating assets and liabilities:
           Accounts receivable                                            1,413          (8,018)
           Inventories                                                   (9,582)         (6,665)
           Other current assets                                            (549)            (24)
           Accounts payable and accrued expenses                         (4,811)            413
           Income taxes                                                  (3,332)             75
                                                                       --------         -------

                         NET CASH USED IN OPERATING ACTIVITIES           (7,335)         (4,045)
                                                                       --------         -------

INVESTING ACTIVITIES
     Purchases of property and equipment                                (20,301)         (7,427)
     Proceeds from sale of property and equipment                         1,971              70
     Insurance proceeds                                                     206            ----
     Other investing activities                                              88            (303)
                                                                       --------         -------

                         NET CASH USED IN INVESTING ACTIVITIES          (18,036)         (7,660)
                                                                       --------         -------

FINANCING ACTIVITIES
     Net increase in short-term borrowings                                  100          18,400
     Proceeds from issuance of long-term debt                            30,000            ----
     Payment of long-term debt and capital lease obligations             (4,001)         (4,532)
     Exercise of stock options                                              398             464
     Dividends paid                                                      (1,698)         (1,509)
     Other financing activities                                              29              27
                                                                       --------         -------

                     NET CASH PROVIDED BY FINANCING ACTIVITIES           24,828          12,850
                                                                       --------         -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (543)          1,145

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,925             614
                                                                       --------         -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  1,382         $ 1,759
                                                                       ========         =======


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




NOTE C - Supplementary Cash Flow Information

The Company made total cash payments for interest (including capitalized interest) of $6,005,000 and $3,481,000 for the six months ended June 30, 1995 and 1994, respectively.

The Company made total income tax payments of $6,290,000 and $2,858,000 for the six months ended June 30, 1995 and 1994, respectively.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Net sales for the second quarter and six months ended June 30, 1995 increased 4.6% and 6.0% over the same periods for 1994, respectively. Comparable-store sales (sales from stores in operation or expanded for a full year or more) increased 2.7 % and 3.6% over the year-earlier periods, respectively. Management believes that its overall marketing strategy has allowed the Company to attract more middle- to upper-middle income consumers which has continued to provide modest sales gains during the slower overall economic growth prevalent at this stage of the business cycle. Ongoing Company programs contributing to the appeal to these consumers include the interior remodeling and showroom expansion of existing stores and the upscaling of merchandise lines enhanced by the use of fully accessorized room settings.

Gross margin as a percentage of net sales was flat compared to the prior year periods at 47.0% for the second quarter and 47.1% for the six-month period. The 1995 LIFO reserve impact declined 0.3% and 0.4% as a percentage of net sales for the quarter and six-month period, as compared to the same periods in 1994, respectively.

Credit service charges increased 4.5% and 5.3% in absolute dollars for the quarter and six-month period, respectively. The level of charge sales remained relatively flat when compared to the year-ago periods at approximately 80%. Interest-free promotions throughout 1994 generated a higher percentage of non-interest bearing receivable dollars to gross receivable dollars at quarter end 1995 as compared to 1994. The Company plans to continue to offer interest-free financing promotions such that this percentage is not expected to decline during 1995. The Company raised its standard credit service charge rate beginning in March 1995 to a more industry-comparable 21% (where allowed by law) from 16.9% for newly-opened regular accounts. The provision for doubtful accounts was unchanged at 0.8% of net sales for the quarter and decreased 0.1% as a percentage of net sales for the six-month period, as compared to the same periods in 1994.

Selling, general and administrative expenses increased 1.1% and 0.5% as a percentage of net sales, or 6.9% and 7.2% in absolute dollars, for the quarter and the six-month period, respectively. This increase was primarily related to depreciation and amortization charges reflecting the Company's increased investment in property and equipment and other costs associated with a new regional warehouse facility for Florida, two new stores and seven expanded store showrooms. These increases were partially offset by a slight decrease in overall personnel costs as a percentage of net sales.

Interest expense increased 1.0% and 0.7% as a percentage of net sales, or 53.3% and 37.4% in absolute dollars, for the quarter and the six-month period, respectively. During the second quarter last year, the Company terminated certain derivative instruments used to manage interest rate risk on short-term debt and credited the gain to interest expense. Without considering this gain, the Company's effective interest rate increased 88 basis points to 7.5% for the quarter and increased 62 basis points to 7.4% for the six-month period. The average debt levels increased 32.4% and 30.3% for the quarter and six-month period, respectively, to fund higher inventories and physical expansions.

On May 18, 1995 a tornado destroyed a retail location in Nashville, Tennessee. Management estimates that the current year second quarter sales are lower by approximately $575,000 as compared to the prior year due to the destruction of this location, which was the second largest store in that metropolitan market. Insurance proceeds for replacement value of the facility, inventory and other coverages are expected to be approximately $3 million. The estimated gain resulting from this event is approximately $1.2 million and is included in other income.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                                  (continued)




Other income also includes a net gain of approximately $370,000 from the sales and writedown of real estate during the second quarter of 1995.



LIQUIDITY AND CAPITAL RESOURCES

The Company used $7.3 million in cash for operating activities in the first six months of 1995 principally due to increased inventories of $9.1 million. Such increases largely resulted from stocking certain inventory into its regional distribution system and lower than expected sales growth. Additionally, accounts payable and income taxes were reduced $8.1 million. Higher depreciation charges offset some of these increases.

Cash used in investing activities of $18.0 million for the first six months of 1995 was primarily attributable to $20.3 million in planned capital expenditures, $12.9 million above the year-ago period. The Company presently estimates additional capital expenditures to be approximately $55.0 million through the end of 1996 for the addition of 8 new stores, the rebuilding and expansion of the destroyed Nashville store and the expansion and/or remodeling of 12 existing locations. The expenditures for an additional 3 new stores and a new warehouse in Dallas will be arranged under operating leases.

The Company has arrangements with nine banks under line-of-credit agreements to borrow up to $109 million. At June 30, 1995, of this amount, $64 million were committed lines ($17 million unused) and $45 million were uncommitted lines ($32.7 million unused). Borrowings accrue interest at competitive short-term rates and all lines are reviewed annually for renewal. The Company has a revolving credit/term loan agreement with a commercial bank providing for borrowings of $10 million through 1997, at which time it converts to a term loan, maturing in 1999. If utilized, this facility would replace a $10 million short-term committed line. The Company's financial covenants under various loan agreements allow for securitization of up to approximately 55% of the outstanding balances of accounts receivable. The Company plans to enter into a financing transaction of this type in 1995, the proceeds of which would reduce accounts receivable and notes payable to banks while improving cash flow from operating activities. Cash provided from financing activities for the first six months of 1995 of $24.8 million is related to $30 million unsecured long-term debt transactions at a fixed-average interest rate of 8.1% which was used to reduce short-term borrowings. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with appropriate amounts of fixed-rate or capped-rate debt as determined by the interest rate environment (64% of total debt was interest-rate protected at June 30, 1995).

The Company anticipates that its cash requirements to finance its operations, open new stores and complete its remodeling/expansion plans will be adequately generated from operations, bank lines of credit and other possible financing transactions. The Company will continue to review all expenditures to maximize financial returns and maintain financial flexibility.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The 1995 Annual Meeting of Stockholders of the Company was held on April 28,
1995.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

         Dr. Kenneth Black, Jr.
         William A. Parker, Jr.
         Robert R. Woodson
         L. Phillip Humann

The number of votes cast for Dr. Black was as follows: For -- 7,208,675; Withheld --363,545; for Messrs. Parker, Woodson and Humann as follows: For -- 7,208,678; Withheld -- 363,542.

The holders of Class A Common Stock elected the following persons to serve for a term of one year and until their successors are elected:

         Rawson Haverty                                Lynn H. Johnston
         John E. Slater, Jr.                           Clarence H. Smith
         John Rhodes Haverty, M.D.                     Rawson Haverty, Jr.
         Clarence H. Ridley, Esq.                      Frank S. McGaughey, III
         Fred J. Bates

The number of votes cast for Messrs. Haverty, Ridley, Bates, Rawson Haverty, Jr. and Dr. Haverty was as follows: For -- 2,537,938; Withheld -- 294; for Messrs. Slater, Johnston, Smith and McGaughey was: For -- 2,537,736; Withheld
- -- 496.


A proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 50,000,000 and to increase the number of authorized shares of Class A Common Stock from 5,000,000 to 15,000,000 was approved by a 74.6% affirmative vote of the 39,032,194 total votes entitled to be cast at the meeting, as follows:

                                   Total Votes                                     Abstentions
                                   Entitled to           Votes           Votes      and Broker     Total Votes
             Class                   Be Cast              For           Against     Non-Votes      Represented
    ------------------------       -----------        ------------     ---------   -----------     -----------
    Class A Common Stock            30,589,510         24,594,290        787,810           220      25,382,320
    (ten votes per share)

    Common Stock
    (one vote per share)             8,442,684          4,517,686      2,979,673        74,861       7,572,220
                                    ----------         ----------      ---------        ------      ----------

    Total combined vote             39,032,194         29,111,976      3,767,483        75,081      32,954,540
                                    ==========         ==========      =========        ======      ==========


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits filed with this report.

    Exhibit 27 - Financial Data Schedule (for SEC use only).

    (b)  Reports on Form 8-K.

    None.

                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HAVERTY FURNITURE COMPANIES, INC.
                                                       (Registrant)



Date       August 3, 1995                   By   s/ Dennis L. Fink
        -------------------------               ------------------------------
                                                Dennis L. Fink,
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                 (principal financial officer)




                                            By   s/ Hugh G. Wells
                                                ------------------------------
                                                Hugh G. Wells, Vice President
                                                 and Treasurer




                                            By   s/ Dan C. Bryant
                                                ------------------------------
                                                Dan C. Bryant, Controller
                                                (principal accounting officer)