Form 10-Q
period 1995-09-30
HAVERTY FURNITURE COMPANIES INC
filed 1995-11-14
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995
                                                 -------------------

                                       OR


     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM               TO
                                      ---------------   --------------

                       COMMISSION FILE NUMBER:   0-8498
                                               -----------

                       HAVERTY FURNITURE COMPANIES, INC.
                       ---------------------------------
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

           Yes   X     No
               ------     -------

           The number of shares outstanding of the registrant's two classes of
$1 par value common stock as of November 9, 1995 were:   Common Stock --
8,613,356; Class A Common Stock -- 3,007,332.

        H A V E R T Y   F U R N I T U R E   C O M P A N I E S ,  I N C .

                                   I N D E X



                                                                                   Page No.
Part I.     Financial Information:

         Condensed Balance Sheets -
          September 30, 1995 and December 31, 1994                                   1


         Condensed Statements of Income -
          Quarter and nine months ended
            September 30, 1995 and 1994                                              3


         Condensed Statements of Cash Flows -
          Nine months ended September 30, 1995 and 1994                              4


         Notes to Condensed Financial Statements                                     5


         Management's Discussion and Analysis
          of Financial Condition and Results of Operations                           6


Part II.    Other Information                                                        8

                         PART I.  FINANCIAL INFORMATION
          ___________________________________________________________

                       HAVERTY FURNITURE COMPANIES, INC.

                            CONDENSED BALANCE SHEETS

                       (In thousands, except share data)



                                                                               September 30              December 31
                                                                                   1995                      1994
                                                                                (Unaudited)                 (Note)
                                                                               -------------            --------------

ASSETS

Current Assets
  Cash and cash equivalents                                                   $       1,392             $      1,925

  Accounts receivable                                                               169,615                  167,510

  Less allowance for doubtful accounts                                                7,105                    7,105
                                                                              -------------             ------------


                                                                                    162,510                  160,405

  Inventories, at LIFO                                                               69,396                   64,582

  Other current assets                                                                4,648                    2,686

  Deferred income taxes                                                               3,396                    3,396
                                                                              -------------             ------------


                                    TOTAL CURRENT ASSETS                            241,342                  232,994



Property and equipment                                                              156,440                  129,418

  Less accumulated depreciation and amortization                                     53,399                   49,220
                                                                              -------------             ------------

                                                                                    103,041                   80,198


Other assets                                                                          1,844                    1,911
                                                                              -------------             ------------

                                                                              $     346,227             $    315,103
                                                                              =============             ============



                       HAVERTY FURNITURE COMPANIES, INC.

                            CONDENSED BALANCE SHEETS

                                  (Continued)

                                                                               September 30              December 31
                                                                                   1995                      1994
                                                                                (Unaudited)                 (Note)
                                                                               -------------            --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to banks                                                      $      49,000             $     49,200

  Accounts payable and accrued expenses                                              34,962                   32,809

  Income taxes                                                                          944                    3,332
  Current portion of long-term debt and
    capital lease obligations                                                         7,962                    7,958
                                                                              -------------             ------------

                                               TOTAL CURRENT LIABILITIES             92,868                   93,299


Long-term debt and capital lease obligations,
  less current portion                                                              112,468                   87,164

Deferred income taxes                                                                 1,347                    1,347

Other liabilities                                                                     2,219                    2,238

Stockholders' Equity
  Capital stock, par value $1 per share --
    Preferred Stock, Authorized:  1,000,000 shares;
       Issued:  None
    Common Stock, Authorized:  1995 -- 50,000,000 shares;
       1994 -- 15,000,000 shares; Issued:  1995 -- 9,105,559 shares;
       1994 -- 8,928,532 shares (including shares in treasury:
       1995 and 1994 -- 498,948)                                                      9,106                    8,929
    Convertible Class A Common Stock, Authorized:
       1995 -- 15,000,000 shares; 1994 -- 5,000,000 shares;
       Issued:  1995 -- 3,251,587 shares; 1994 -- 3,313,606 shares
       (including shares in treasury:  1995 and 1994 -- 249,055)                      3,252                    3,314
    Additional paid-in capital                                                       32,285                   31,500
    Retained earnings                                                                98,259                   92,889
                                                                                  ---------                 --------
                                                                                    142,902                  136,632

    Less cost of Common Stock and
       Convertible Class A Common Stock in treasury                                   5,577                    5,577

                                                                              -------------             ------------

                                                                                    137,325                  131,055
                                                                              -------------             ------------

                                                                              $     346,227             $    315,103
                                                                              =============             ============



Note: The condensed financial statements as of December 31, 1994 were derived from the audited financial statements at that date.

See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                         CONDENSED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                  (Unaudited)



                                                                    Quarter Ended                  Nine Months Ended
                                                                     September 30                     September 30
                                                               -----------------------------      -------------------
                                                                 1995          1994               1995         1994
                                                               ------------------------------------------------------
Net sales                                                      $100,970       $94,529           $284,031     $267,292
Cost of goods sold                                               53,307        50,138            150,232      141,560
                                                               --------       -------           --------     --------

  Gross profit                                                   47,663        44,391            133,799      125,732

Credit service charges                                            3,014         2,902              9,098        8,677
                                                               --------       -------           --------     --------

                                                                 50,677        47,293            142,897      134,409

Costs and expenses:
  Selling, general and administrative                            42,234        39,478            121,805      113,722
  Interest                                                        2,852         2,204              8,120        6,037
  Provision for doubtful accounts                                   736           895              2,036        2,181
                                                               --------       -------           --------     --------

                                                                 45,822        42,577            131,961      121,940
                                                               --------       -------           --------     --------

                                                                  4,855         4,716             10,936       12,469

Other income, net                                                   139            38              1,842            4
                                                               --------       -------           --------     --------

                                 INCOME BEFORE INCOME TAXES       4,994         4,754             12,778       12,473

Income taxes                                                      1,899         1,807              4,857        4,740
                                                               --------       -------           --------     --------

                                  NET INCOME                   $  3,095       $ 2,947           $  7,921     $  7,733
                                                               ========       =======           ========     ========
Average number of common and common
  equivalent shares outstanding                                  11,559        11,418             11,533       11,405
                                                               ========       =======           ========     ========

Earnings per share                                             $   0.27       $  0.26           $   0.69     $   0.68
                                                               ========       =======           ========     ========


Cash dividends per common share:
  Common Stock                                                 $  .0750       $ .0700           $  .2250     $  .2025
  Class A Common Stock                                            .0700         .0650              .2100        .1900


See notes to condensed financial statements.

                       HAVERTY FURNITURE COMPANIES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                                                    Nine Months Ended September 30
                                                                               ----------------------------------------
                                                                                    1995                       1994
                                                                               --------------             -------------
OPERATING ACTIVITIES
  Net income                                                                     $      7,921              $      7,733
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                                    7,706                     6,294
       Provision for doubtful accounts                                                  2,036                     2,181
       (Gain) loss on sale of property and equipment                               (      597)                       75
       Gain from destruction of a retail location                                  (    1,235)                      ---
       Benefit from deferred taxes                                                        ---                (      649)
                                                                                 ------------              ------------

                                                             Subtotal                  15,831                    15,634


       Changes in operating assets and liabilities:
         Accounts receivable                                                       (    4,141)               (   15,382)
         Inventories                                                               (    5,271)               (   10,029)
         Other current assets                                                      (      578)               (      183)
         Accounts payable and accrued expenses                                          2,153                     6,389
         Income taxes                                                              (    2,388)                    2,329
                                                                                 ------------              ------------

                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   5,606                (    1,242)
                                                                                 ------------              ------------

INVESTING ACTIVITIES
  Purchases of property and equipment                                              (   32,632)               (   15,838)
  Proceeds from sale of property and equipment                                          2,346                       102
  Insurance proceeds                                                                      713                       ---
  Other investing activities                                                       (        4)               (      276)
                                                                                 ------------              ------------

                                NET CASH USED IN INVESTING ACTIVITIES              (   29,577)               (   16,012)
                                                                                 ------------              ------------



FINANCING ACTIVITIES
  Net (decrease) increase in short-term borrowings                                 (      200)                   24,500
  Proceeds from issuance of long-term debt                                             30,000                       ---
  Payment of long-term debt and capital lease obligations                          (    4,692)               (    5,255)
  Exercise of stock options                                                               900                       838
  Dividends paid                                                                   (    2,551)               (    2,292)
  Other financing activities                                                       (       19)                       62
                                                                                 ------------              ------------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES                  23,438                    17,853
                                                                                 ------------              ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (      533)                      599

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,925                       614
                                                                                 ------------              ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      1,392              $      1,213
                                                                                 ============              ============


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




NOTE C - Supplementary Cash Flow Information

The Company made total cash payments for interest (including capitalized interest) of $8,987,000 and $5,730,000 for the nine months ended September 30, 1995 and 1994, respectively.

The Company made total income tax payments of $7,239,000 and $3,225,000 for the nine months ended September 30, 1995 and 1994, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the third quarter and nine months ended September 30, 1995 increased 6.8% and 6.3% over the same periods for 1994, respectively. Comparable-store sales (sales from stores in operation or expanded for a full year or more) increased 3.9 % and 3.7% over the year-earlier periods, respectively. Management believes that its overall marketing strategy has allowed the Company to attract more middle- to upper-middle income consumers which has continued to provide modest sales gains during the slower overall economic growth prevalent at this stage of the business cycle. Ongoing Company programs contributing to the appeal to these consumers include the interior and exterior remodeling of existing stores and the upscaling of merchandise lines enhanced by the use of fully accessorized room settings.

Gross margin on a FIFO basis as a percentage of sales was flat compared to the prior year period at 47.4% for the third quarter and declined to 47.2% from 47.5% for the nine-month period. Management believes the use of its chain-wide advance marketing plan was successful in reducing the level of promotional pricing needed to respond to competition during the third quarter. Gross margin on a LIFO basis as a percentage of sales was 47.2% and 47.0% for the third quarter and 47.1% and 47.0% for the nine months ended September 30, 1995 and 1994, respectively.

Credit service charges revenue increased 3.8% and 4.8% in absolute dollars for the quarter and nine-month period, respectively. The level of charge sales remained relatively flat when compared to the year-ago periods at approximately 79%. The Company raised its standard credit service charge rate beginning in March 1995 to a more industry-comparable 21% (where allowed by law) from 16.9% for newly-opened regular accounts. The provision for doubtful accounts decreased 0.3% and 0.1% as a percentage of net sales for the quarter and nine-month period, as compared to the same periods in 1994, respectively. Interest-free promotions were offered more frequently than in the prior-year quarter yet credit service charge revenue remained unchanged at 3% of net sales for the quarter. The Company plans to continue to offer interest-free promotions such that this percentage is not expected to change significantly during the remainder of the year and into 1996.

Selling, general and administrative expenses as a percentage of net sales was flat for the quarter and increased 0.4% for the nine-month period as compared to the year ago periods. In absolute dollars such expenses increased 7.0% and 7.1% for the quarter and the nine-month period, respectively. Increased depreciation and amortization charges reflecting the Company's continued expansion and investment in property and equipment were offset by savings realized from economies in advertising.

Interest expense increased 0.6% and 0.5% as a percentage of net sales, or 29.3% and 34.5% in absolute dollars, for the quarter and the nine-month period, respectively. The Company's effective interest rate increased 66 basis points to 7.5% for the quarter and increased 64 basis points to 7.4% for the nine-month period. The average debt levels increased 31.1% and 30.3% for the quarter and nine-month period, respectively, to fund physical expansions.

In the second quarter a tornado destroyed a retail location in Nashville, Tennessee. Insurance proceeds for replacement value of the facility, inventory and other coverages are expected to be approximately $3 million. The estimated gain resulting from this event is approximately $1.2 million and is included in other income for the nine-month period.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                                  (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company generated $5.6 million in cash for operating activities in the first nine months of 1995 as compared to using $1.2 million in 1994. The primary contributions to the increased cash flow were declines in the growth of accounts receivable and inventories.

Cash used in investing activities of $29.6 million for the first nine months of 1995 was primarily attributable to $32.6 million in planned capital expenditures, $16.8 million above the year-ago period. The Company presently estimates additional capital expenditures through the end of 1996 to be approximately $40 to $45 million. These expenditures are primarily for the continued construction of new format stores and the expansion and remodeling of certain existing stores.

The Company has arrangements with nine banks under line-of-credit agreements to borrow up to $109 million. At September 30, 1995, of this amount, $64 million were committed lines ($15.6 million unused) and $45 million were uncommitted lines ($34.4 million unused). Borrowings accrue interest at competitive short-term rates and all lines are reviewed annually for renewal. The Company has a revolving credit/term loan agreement with a commercial bank providing for borrowings of $10 million through 1997, at which time it converts to a term loan, maturing in 1999. If utilized, this facility would replace a $10 million short-term committed line. The Company's financial covenants under various loan agreements allow for securitization of up to approximately 55% of the outstanding balances of accounts receivable. The Company plans to enter into a financing transaction of this type during 1996, the proceeds of which would reduce accounts receivable and notes payable to banks while improving cash flow from operating activities. Cash provided from financing activities for the first nine months of 1995 of $23.4 million is related to $30 million unsecured long-term debt transactions at a fixed-average interest rate of 8.1% which was used to reduce short-term borrowings. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with appropriate amounts of fixed-rate or capped-rate debt as determined by the interest rate environment (64% of total debt was interest-rate protected at September 30, 1995).

The Company anticipates that its cash requirements to finance its operations, open new stores and complete its remodeling/expansion plans will be adequately generated from operations, bank lines of credit and other possible financing transactions. The Company will continue to review all expenditures to maximize financial returns and maintain financial flexibility.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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


                                        HAVERTY FURNITURE COMPANIES, INC.
                                                          (Registrant)



Date       November 14, 1995            By   s/ Dennis L. Fink
        -------------------------          ----------------------------------
                                            Dennis L. Fink,
                                            Senior Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)




                                        By   s/ Hugh G. Wells
                                           ----------------------------------
                                            Hugh G. Wells, Vice President
                                              and Treasurer




                                        By   s/ Dan C. Bryant
                                           ----------------------------------
                                            Dan C. Bryant, Controller
                                            (principal accounting officer)