Form 10-K405
period 1995-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1996-03-20
CIK 216085

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from               to
                                       --------------   ------------------
                        Commission file number:   0-8498

                       HAVERTY FURNITURE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


                     MARYLAND                                   58-0281900
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                   Identification No.)

866 WEST PEACHTREE STREET, N.W., ATLANTA, GEORGIA                 30308
     (Address of principal executive offices)                   (Zip Code)


    Registrant's telephone number, including area code:       (404) 881-1911

          Securities registered pursuant to Section 12(b) of the Act:


       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------           -----------------------------------------

               NONE                                     NONE


          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK ($1.00 PAR VALUE)
                                (Title of class)

                     CLASS A COMMON STOCK ($1.00 PAR VALUE)
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   X
                                                          -----

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 8, 1996 was $82,555,517. The aggregate market value was computed by reference to the average of the closing bid and asked prices of the registrant's two classes of common stock on such date. For the purpose of this response only, executive officers, directors and holders of 5% or more of common stock are affiliates of the registrant.

    As of March 8, 1996, the number of shares outstanding of the registrant's two classes of $1.00 par value common stock were: Common Stock -- 8,680,855; Class A Common Stock -- 2,962,608.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1995 Annual Report to Stockholders are incorporated by reference herein in response to Items 5-8 of Part II of this report. Portions of the registrant's proxy statement, dated March 20, 1996, for the 1996 annual meeting of stockholders are incorporated by reference herein in response to Part III of this report, except information on executive officers, which is included in Part I of this report.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Haverty Furniture Companies, Inc. (the "Company") originated as a family business established in 1885 in Atlanta, Georgia. The Company was incorporated in 1929 under the laws of the State of Maryland. Its corporate headquarters are located at 866 West Peachtree Street, N.W., Atlanta, Georgia. The Company operates 94 full service retail furniture stores located in 11 contiguous states in the Southeast and Southwest and is one of the largest specialty furniture retailers in the United States. The Company sells a broad range of household furniture and accessories primarily in the middle to upper-middle price ranges. As an added convenience to its customers, the Company offers financing through a revolving charge credit plan.


BUSINESS STRATEGY

    The Company believes that its fundamental strengths include its location in the growing southern regions, its target customer base in the economically favored middle to upper-middle income ranges, its clearly focused merchandising strategy, its long-term favorable relationships with its principal suppliers, its sound financial position and its experienced management. During 1995 the Company opened and remodeled/expanded more square footage than any other year in its history. A new store format has evolved and seven such format stores were opened during 1995. The Company has also increased its attention to strategic initiatives in reducing distribution and general and administrative costs. The Company plans to continue its expansion into new market areas and strengthen its position in its current markets within its geographic regions.



REVENUES

    The following table sets forth the approximate percentage contributions by product or service to the Company's gross revenues for the past three years (gross revenues represent the gross sales of all merchandise plus all credit service charge revenues as reflected by all sales invoices of the Company):

                                                                         YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                 1995             1994             1993
                                                                ------           --------         ------
    Merchandise:
      Living Room Furniture . . . . . . . . . . . . . . . . .     51.0%            51.8%            51.9%
      Bedroom Furniture . . . . . . . . . . . . . . . . . . .     23.0             22.2             21.8
      Dining Room Furniture . . . . . . . . . . . . . . . . .     12.6             13.1             13.5
      Bedding . . . . . . . . . . . . . . . . . . . . . . . .      7.1              7.1              7.1
      All Other Merchandise and Accessories . . . . . . . . .      3.5              2.9              2.7
    Credit Service Charges  . . . . . . . . . . . . . . . . .      2.8              2.9              3.0
                                                                 -----            -----            -----
                                                                 100.0%           100.0%           100.0%
                                                                 =====            =====            =====


MERCHANDISING

    The Company is able to tailor its merchandise presentation to the needs and tastes of the local market. All six regional managers are included in the Company's buying team and reflect their preferences in a merchandising mix that is roughly 20-25 percent localized. Each local market manager can then select from region specific merchandise items that are appropriate to that particular locale. These managers also are responsible in their respective markets for pricing merchandise that is not advertised chain wide. This allows the Company to be competitively priced in each city and yet yield high gross margins.

    The Company implemented a shift in merchandising about four years ago which has successfully differentiated the Company from other chains. Management has avoided using the lower, more promotional price-driven merchandise categories that many national chains have emphasized, giving the Company a unique position for a large retailer. The Company selects its merchandise from a wide array of manufacturers. During 1995, the Company purchased approximately 50% of its volume from 10 vendors, creating significant purchasing power. Approximately 75% of the Company's volume was purchased from 30 vendors, which gives the Company's customers an outstanding assortment, especially compared to franchised retailers who offer only one manufacturer's product line. The Company offers brands such as Drexel Heritage and Thomasville. Customer awareness of these quality names draws attention to all the Company's better-end merchandise. Because of the large volume of business that is generated with both of these suppliers, management has greater flexibility in selecting items from their lines for stores in the Company's different market areas.


CREDIT OPERATIONS

    The Company's customers are provided with a revolving charge credit plan in a credit amount determined by an on-line credit approval system. In 1995 and 1994, credit sales constituted 80% of the Company's net sales. The Company's standard (non-promotional) credit service charge rates for purchases on accounts opened after February 1995 were 18% or 21% per annum (except in Arkansas where it is 10%) depending on state laws and may vary in the future with market conditions. The Company offers a lower credit service charge rate for individual purchases of over $3,000 and routinely promotes no interest charges for specified periods up to one year.

    Over the last five years, provisions for losses on customer accounts receivable have averaged less than 1% of sales. Management believes this relatively low rate, as compared to those of certain other furniture retailers, is due to a thorough credit screening and collection program and to the Company attracting a more affluent customer through its overall marketing programs. Promotions which offer interest-free periods for a specified period have been successful in attracting customers and stimulating sales as well as meeting competition.


STORE FORMAT

    For the last four years the Company has remodeled and expanded many of its showrooms to incorporate an "upscale interiors" presentation, including professionally designed and fully accessorized room settings to portray how the furniture will look in the home.

    In 1995, the Company began using a new store format which was developed for use in its expansion strategy to meet customers' perceptions of quality and value. The exterior features a neo-classic design using brick and stucco building elements. The selling area of these stores ranges from 34,000 square feet to 50,000 square feet, with an average of 45,000 square feet. The interior balances an expansive selection with a shopper-friendly format, handling traffic flow better and improving visibility. The format employs a "racetrack" design which has grouped room settings around the perimeter of the store and a customer center in the core. This floor plan allows the Company's sales force to be attentive and helpful, while letting the customer set the pace. The interior draws more attention to the expanded selection of merchandise through various techniques such as strike zones and varied ceiling heights. The customer center core features an atrium, a refreshment area and the Company's accessories gallery, Finishing Touches.


NEW STORE GROWTH AND EXPANSION

    The Company increased its selling square footage 17% in 1995. This expansion included seven new stores and the expansion of eight existing locations. The Company entered three new cities and enhanced its presence in three existing markets with its new store format. Management plans to increase selling square footage in 1996 by 9% by opening seven new format stores and expanding seven existing locations. The new stores will replace current locations in four existing markets and will be used to enter three new cities.

    Sales per square foot in 1995 was $159 for the Company's 94 total stores, off slightly from the $160 in 1994. The seven new format stores, which were open on average less than three months, produced $203 in annualized sales per square foot during the fourth quarter. Management estimates that at the end of 1996, 84% of the Company's selling area will consist of square footage with the "upscale interiors" presentation.


OPERATIONAL INITIATIVES

    Distribution. The Company's store concentration enables its regional warehouse distribution network to provide central receiving points from vendors and distribution of product to local market warehouses. The Company operates three regional warehouses in Charlotte, North Carolina; Jackson, Mississippi; and Ocala, Florida. The regional warehouses serve all of the Company's local markets except for Dallas, Texas and Atlanta, Georgia, which each have a regional-size warehouse. The Company's enhanced information system and just-in-time delivery practices have allowed local markets to begin to push inventory back from their warehouses to the regional warehouses. The resulting reduction of inventories in local market warehouses, and the Company's newly implemented JIT capabilities have allowed management to begin converting these facilities into prepping centers and cross-dock locations for local deliveries. Retail locations with attached warehouse space can be expanded and remodeled to increase retail square footage. The Company plans to expand five such locations in 1996. The strengthening distribution network will permit the Company to decrease total square footage for warehousing goods in 1996 despite the significant increase in retail square footage in 1995 and additional planned increase in 1996.

    Credit Operations. The Company is consolidating all functions associated with its receivables from its current 45 market area sites to a single site in Chattanooga, Tennessee. Management believes the consolidated operations will generate savings in personnel and operating costs and that the Company maintains a distinct advantage by controlling credit approval and the credit relationship with the customer, rather than outsourcing this function.


CUSTOMER SERVICE

    The Company believes that personalized customer service and experienced personnel are important elements in the success of the Company's retail furniture business, and the Company continually seeks to improve the quality of customer service and its reputation with suppliers and customers. The Company trains its sales personnel to understand and assist customers with their individual furnishings and decorating needs and also emphasizes prompt and careful delivery of merchandise.

    The Company solicits comments from its customers using various methods including surveys left at the time of delivery for completion and return to the Company reporting the customer's level of satisfaction with their Havertys shopping and delivery experience.


EMPLOYEES

    As of December 31, 1995, the Company employed approximately 2,780 employees: 2,571 in individual retail store operations, 124 in its corporate offices and 85 in its regional warehouses. No employee of the Company is a party to any union contract and the Company considers its employee relations to be good.


COMPETITION

    Although the degree of competition varies by geographic area, the retail sale of home furnishings is a highly fragmented and competitive business. The Company competes with numerous individual retail furniture stores as well as chains. The Company currently ranks among the top ten in sales for full service retail home furnishings store chains in the United States, based on available industry data for 1994. The Company also competes with other specialty retail sellers of home furnishings, especially the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their department store product lines and proprietary credit cards. The Company believes that the effect of these competitive factors is offset by the Company's clearly focused market position and its commitment to customer service.

    The Company believes that the primary elements of competition in its industry are customer service, merchandise quality, style, selection, display, price and store location and design. The Company feels that its success to date is attributable in part to its abilities to focus an aggressive well-defined merchandising and advertising effort on the middle and upper-middle income customer, to make prompt delivery of orders through maintenance of inventory and to tailor the inventory maintained at its stores to local demands. In addition, the Company believes that its buying power gives it a competitive advantage with respect to the price and value of its product offerings. The Company emphasizes credit services tailored to its product offerings and the specific needs of its target customers. By financing its own customer accounts, the Company believes that it provides a significant service to its customer which also enables the Company to maintain contact with the customer over the term of the account. The Company regards its experienced sales personnel and personalized customer service as important factors in its competitive success. Lastly, the Company believes it has uniquely positioned itself in the marketplace with merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture chain stores. Management believes this customer segment responds more cautiously to typical discount promotions and focuses on the real value and customer service offered by a retailer. This serves as somewhat of a buffer to normal competitive pressures and provides the opportunity for more consistent margins across the product line.


EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the executive officers of the Company:

                                         AGE                    POSITION WITH THE COMPANY
               NAME                 AS OF 3-08-96                 AND OTHER INFORMATION
               ----                 -------------                 ---------------------
Rawson Haverty  . . . . . . . . . .      75         Chairman of the Board since 1984.  President from 1955 to 1984.
                                                        Chief Executive Officer from 1955 to 1990.  Director since 1947.

John E. Slater, Jr. . . . . . . . .      61         President and Chief Executive Officer since April 1994.  Executive
                                                        Vice President from 1993 to 1994.  Chief Operating Officer from
                                                        1992 to 1994.  Senior Vice President from 1987 to 1993.  General
                                                        Manager, Stores of the Company from 1990 to 1992.  Director since 1983.

Dan C. Bryant . . . . . . . . . . .      53         Controller since 1985.

Steven G. Burdette  . . . . . . . .      34         Vice President, Merchandising, since 1994.  Assistant Vice
                                                        President, Merchandising, from 1993 to 1994.

J. Edward Clary . . . . . . . . . .      35         Vice President, Management Information Services, since 1994.

Thomas P. Curran  . . . . . . . . .      43         Vice President, Advertising, since 1987.

Dennis L. Fink  . . . . . . . . . .      44         Senior Vice President and Chief Financial Officer since 1993.
                                                        Principal accounting and financial officer and a director of
                                                        Horizon Industries, Inc., a publicly held carpet manufacturer, from 1977 to 1992.  Senior Vice President, Treasurer and Chief
                                                        Financial Officer of Horizon from 1985 to 1992.


                                         AGE                         POSITION WITH THE COMPANY
               NAME                 AS OF 3-08-96                      AND OTHER INFORMATION
               ----                 -------------                      ---------------------
Ben M. Haverty. . . . . . . . . . .      35         Vice President of Marketing Programs, since 1994.  Assistant
                                                        Secretary, since 1993.  Assistant Vice President, Merchandising from 1990 to 1994.

Rawson Haverty, Jr. . . . . . . . .      39         Vice President, Real Estate and Insurance Divisions, since 1992.
                                                        Assistant Vice President from 1987 to 1992.  Assistant Secretary from 1985 to 1993.  Director since 1992.

Christine M. Jones  . . . . . . . .      66         Vice President, Stockholder Relations, since 1993 and Corporate
                                                        Secretary since 1978.  Assistant Vice President from 1986 to
                                                        1993.

Joan S. Nagy  . . . . . . . . . . .      60         Vice President, Human Resources, since 1993.  Assistant Vice
                                                        President, Human Resources from 1985 to 1993.

Clarence H. Smith . . . . . . . . .      45         Vice President, Operations and Development, since 1994.  Vice
                                                        President since 1984.  Regional Manager and General Manager of
                                                        Atlanta, Georgia retail operations from 1986 to 1994.  Director since 1989.

Hugh G. Wells, Jr . . . . . . . . .      62         Vice President since 1985 and Treasurer since 1987.

M. Tony Wilkerson . . . . . . . . .      50         Senior Vice President, Marketing, since 1994.  Vice President,
                                                        Merchandising, from 1990 to 1994.  Assistant Vice President from
                                                        1987 to 1990.


    Rawson Haverty and John Rhodes Haverty, M.D. (a director of the Company) are first cousins. Clarence H. Smith is the nephew of Rawson Haverty and the first cousin of Clarence H. Ridley (a director of the Company), Rawson Haverty, Jr. and Ben M. Haverty. Rawson Haverty, Jr. and Ben M. Haverty are the sons of Rawson Haverty and first cousins of Clarence H. Ridley and Clarence H. Smith. Clarence H. Ridley is the nephew of Rawson Haverty and first cousin of Clarence H. Smith, Rawson Haverty, Jr. and Ben M. Haverty.



ITEM 2.  PROPERTIES.

    The Company's executive and administrative offices are located at 866 West Peachtree Street, N.W., Atlanta, Georgia and occupy a two-story brick building purchased in 1971 and an adjacent, one-story brick building purchased in 1986. These facilities contain approximately 29,000 and 15,000 square feet of working area, respectively.

    The following table sets forth information concerning the operating facilities of the Company as of December 31, 1995:

                               Retail                 Market Area                Regional
                              Locations  (c)          Warehouses                Warehouses
                              ---------              ------------               ----------
         Owned (a)                 48                        8                         3

         Leased (b)                46                       14                         0
                                   --                       --                         -

             Total                 94                       22                         3
                                   ==                       ==                         =

         (a)     Includes capital leases on 13 facilities.
         (b) The leases have various termination dates through 2010 plus renewal options.
         (c)     25 of the retail locations have attached warehouse space.


    In addition, as of December 31, 1995, the Company has 3 retail facilities under construction and has entered into an agreement for the lease of 2 others.



                                                              1995        1994           1993
                                                             ------      ------         ------
    Retail square footage at December 31 (in thousands)       2,764      2,357          2,256

    % Change in retail square footage                          17.3%       4.5%           2.6%

    Net Sales per Square Foot (in thousands)                   $159       $160           $148


    For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 9 of the 1995 Annual Report, incorporated herein by reference in response to Item 7 hereof.


ITEM 3.  LEGAL PROCEEDINGS.

    There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company is a party or of which its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    Common Stock Market Prices and Dividends on page 28 of the Company's annual report to stockholders for the year ended December 31, 1995, are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

    Selected 5-Year Financial Data on page 13 of the Company's annual report to stockholders for the year ended December 31, 1995, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 9 through 12 of the Company's annual report to stockholders for the year ended December 31, 1995, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The report of the independent auditors and the financial statements on pages 14 through 27 of the Company's annual report to stockholders for the year ended December 31, 1995, are incorporated herein by reference.

    Selected Quarterly Financial Data on page 26 of the Company's annual report to stockholders for the year ended December 31, 1995, is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to directors of the Company contained in the Company's proxy statement for the 1996 annual meeting of stockholders, dated March 20, 1996, is incorporated herein by reference. Information relating to executive officers of the Company is included in this report under Item 1 of
Part I.

ITEM 11.    EXECUTIVE COMPENSATION.

    The information relating to executive compensation contained in the Company's proxy statement, dated March 20, 1996, for the 1996 annual meeting of stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information relating to security ownership of certain beneficial owners and management contained in the Company's proxy statement, dated March 20, 1996, for the 1996 annual meeting of stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information relating to certain relationships and related transactions contained in the Company's proxy statement dated March 20, 1996 at page 16, for the 1996 annual meeting of stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The following exhibits, financial statements and financial statement schedule are filed as a part of this report:

         (a) (1) and (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         The following consolidated financial statements of Haverty Furniture Companies, Inc., included in the annual report of the registrant to its stockholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

         Consolidated Balance Sheets--December 31, 1995 and 1994

         Consolidated Statements of Income--Fiscal Years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Stockholders' Equity--Fiscal Years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows--Fiscal Years ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

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



EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
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

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
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

 *4.1.1  -- First Amendment to Note Agreement between Haverty Furniture Companies, Inc. and The Prudential Purchasers
            (The Prudential Insurance Company of America) c/o Prudential Capital Group, dated December 29, 1993

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

*10.4    -- 1986 Non-Qualified Stock Option Plan (10-K for the year ended December 31, 1987, Exhibit 10.7)

*10.5    -- 1988 Incentive Stock Option Plan, as amended (Exhibit 4.1 to Registration Statement on Form S-8, File No.
            33-53609)

*10.6    -- 1988 Non-Qualified Stock Option Plan (10-Q for the quarter ended June 30, 1989, Exhibit 10.2)

*10.6.1  -- Amendment Number One to 1988 Non-Qualified Stock Option Plan (Registration Statement on Form S-2, File No.
            33-59400, Exhibit 10.9.1)

*10.7    -- Haverty Furniture Companies, Inc. Employee Stock Purchase Plan, as amended and restated as of February 7,
            1995

*10.8    -- Deferred Compensation Agreement between Haverty Furniture Companies, Inc. and Rawson Haverty, Sr., dated
            December 21, 1992.  (10-K for the year ended December 31, 1993, Exhibit 10.9)


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
*10.9    -- 1993 Non-Qualified Stock Option Plan (Registration Statement on Form S-8, File No. 33-53607, Exhibit 5.1)

 10.10   -- Supplemental Executive Retirement Plan, effective January 1, 1996.

 13.1    -- Annual Report to Stockholders for the year ended December 31, 1995.

 23.1    -- Consent of Ernst & Young LLP

 27      -- Financial Data Schedule (for SEC use only)




*  Incorporated by reference.

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

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

                        HAVERTY FURNITURE COMPANIES, INC.


Date: March 15, 1996    By:            /s/  JOHN E. SLATER, JR.
                           -------------------------------------------------
                                          John E. Slater, Jr.
                                  President and Chief Executive Officer
                                     (Principal Executive Officer)

Date: March 15, 1996    By:               /s/  DENNIS L. FINK
                           -------------------------------------------------
                                             Dennis L. Fink
                           Senior Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

Date: March 15, 1996    By:                /s/  DAN C. BRYANT
                           -------------------------------------------------
                                              Dan C. Bryant
                                Controller (Principal Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


           SIGNATURE                     TITLE                       DATE
           ---------                     -----                       ----

       /s/  RAWSON HAVERTY       Chairman of the Board          March 15, 1996
 ------------------------------
         Rawson Haverty

    /s/  JOHN E. SLATER, JR.     President, Chief Executive     March 15, 1996
 ------------------------------     Officer and Director
      John E. Slater, Jr.

      /s/  FRED J. BATES         Regional Manager and Director  March 18, 1996
 ------------------------------
        Fred J. Bates

    /s/  KENNETH BLACK, JR.      Director                       March 18, 1996
 ------------------------------
    Dr. Kenneth Black, Jr.

 /s/  JOHN RHODES HAVERTY, M.D.  Director                       March 18, 1996
 ------------------------------
    John Rhodes Haverty, M.D.

    /s/  RAWSON HAVERTY, JR.     Vice President and Director    March 19, 1996
 ------------------------------
      Rawson Haverty, Jr.

     /s/  L. PHILLIP HUMANN      Director                       March 18, 1996
 ------------------------------
        L. Phillip Humann

      /s/  LYNN H. JOHNSTON      Director                       March 20, 1996
 ------------------------------
        Lynn H. Johnston

  /s/  FRANK S. MCGAUGHEY, III   Director                       March 19, 1996
 ------------------------------
    Frank S. McGaughey, III

           SIGNATURE                     TITLE                       DATE
           ---------                     -----                       ----

   /s/  WILLIAM A. PARKER, JR.   Director                       March 15, 1996
 ------------------------------
     William A. Parker, Jr.

    /s/  CLARENCE H. RIDLEY      Director                       March 19, 1996
 ------------------------------
      Clarence H. Ridley

     /s/  CLARENCE H. SMITH      Vice President and Director    March 15, 1996
 ------------------------------
       Clarence H. Smith

     /s/  ROBERT R. WOODSON      Director                       March 15, 1996
 ------------------------------
       Robert R. Woodson

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

(In thousands)

Column A                                         Column B         Column C-1            Column D        Column E
------------------------------------------------------------------------------------------------------------------

                                                                   Additions
                                                Balance at          charged                             Balance at
                                               beginning of       to costs and     Deductions-            end of
Description                                       period            expenses       describe (1)           period
-----------                                   --------------      ------------    -------------         ----------
Year ended December 31, 1995:
  Allowance for doubtful accounts                 $7,105            $2,854               $2,854           $7,105
                                                  ======            ======               ======           ======

Year ended December 31, 1994:
  Allowance for doubtful accounts                 $6,485            $2,773               $2,153           $7,105
                                                  ======            ======               ======           ======

Year ended December 31, 1993:
  Allowance for doubtful accounts                 $5,400            $3,154               $2,069           $6,485
                                                  ======            ======               ======           ======





(1) Uncollectible accounts written off and losses on accounts resulting from repossessions and discounts and allowances.

(2) Column C-2 "Additions Charged To Other Accounts" has been omitted as the response is "none".