Form 10-Q
period 1996-03-31
HAVERTY FURNITURE COMPANIES INC
filed 1996-05-14
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                                       OR


  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from __________ to __________


                        Commission file number:   0-8498
                                                ----------

                       HAVERTY FURNITURE COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Maryland                                    58-0281900
         -------------------------------                    -------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)



 866 West Peachtree Street, N.W., Atlanta, Georgia                 30308
 -------------------------------------------------               ----------
     (Address of principal executive offices)                    (Zip Code)



    Registrant's telephone number, including area code:       (404) 881-1911
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

         The number of shares outstanding of the registrant's two classes of $1
par value common stock as of April 30, 1996 were:   Common Stock --  8,732,339;
Class A Common Stock --  2,954,484.

      H A V E R T Y   F U R N I T U R E   C O M P A N I E S ,  I N C .

                                  I N D E X




                                                                                  Page No.
Part I.   Financial Information:

          Condensed Consolidated Balance Sheets -
              March 31, 1996 and December 31, 1995                                   1


          Condensed Consolidated Statements of Income -
              Three months ended March 31, 1996 and 1995                             3


          Condensed Consolidated Statements of Cash Flows -
              Three months ended March 31, 1996 and 1995                             4


          Notes to Condensed Consolidated Financial Statements                       5


          Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    6


Part II.  Other Information                                                          8

                         PART I.  FINANCIAL INFORMATION


               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)




                                                                                     March 31            December 31
                                                                                       1996                 1995
                                                                                     ---------           -----------
ASSETS

Current Assets
   Cash and cash equivalents                                                         $   3,272            $   2,146

   Accounts receivable                                                                 186,707              179,982
   Less allowance for doubtful accounts                                                  7,105                7,105
                                                                                     ---------            ---------

                                                                                       179,602              172,877

   Inventories, at LIFO                                                                 83,388               73,597

   Other current assets                                                                  6,547                5,852

   Deferred income taxes                                                                 2,938                2,938
                                                                                     ---------            ---------


                                                   TOTAL CURRENT ASSETS                275,747              257,410


Property and equipment                                                                 175,042              168,151
   Less accumulated depreciation and amortization                                       58,522               55,746
                                                                                     ---------            ---------

                                                                                       116,520              112,405

Other assets                                                                             2,190                1,963
                                                                                     ---------            ---------

                                                                                     $ 394,457            $ 371,778
                                                                                     =========            =========

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Continued)

                                                                                     March 31            December 31
                                                                                       1996                  1995
                                                                                     ---------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Notes payable to banks                                                          $  64,800             $  53,400
     Accounts payable and accrued expenses                                              45,354                35,988
     Income taxes                                                                          687                   112
     Current portion of long-term debt and
         capital lease obligations                                                       8,023                 7,973
                                                                                     ---------             ---------

                                                TOTAL CURRENT LIABILITIES              118,864                97,473

Long-term debt and capital lease obligations,
     less current portion                                                              128,409               129,233

Deferred income taxes                                                                    1,786                 1,786

Other liabilities                                                                        2,291                 2,331

Stockholders' Equity
     Capital stock, par value $1 per share --
         Preferred Stock, Authorized:  1,000,000 shares;
            Issued:  None
         Common Stock, Authorized:  1996 -- 50,000,000 shares;
            1995 -- 15,000,000 shares; Issued:  1996 -- 9,228,488 shares;
            1995 -- 9,154,780 shares (including shares in treasury:
            1996 and 1995 -- 498,948)                                                    9,228                 9,155
         Convertible Class A Common Stock, Authorized:
            1996 -- 15,000,000 shares; 1995 -- 5,000,000 shares;
            Issued:  1996 -- 3,197,363 shares; 1995 -- 3,217,411 shares
            (including shares in treasury:  1996 and 1995 -- 249,055)                    3,197                 3,217
         Additional paid-in capital                                                     32,930                32,494
         Retained earnings                                                             103,329               101,666
                                                                                     ---------             ---------

                                                                                       148,684               146,532
         Less cost of Common Stock and
            Convertible Class A Common Stock in treasury                                 5,577                 5,577
                                                                                     ---------             ---------

                                                                                       143,107               140,955
                                                                                     ---------             ---------

                                                                                     $ 394,457             $ 371,778
                                                                                     =========             =========



See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)




                                                                                         Three Months Ended
                                                                                              March 31
                                                                                ----------------------------------
                                                                                   1996                     1995
                                                                                ---------                 --------
Net sales                                                                       $ 110,750                 $ 94,383
Cost of goods sold                                                                 58,090                   49,915
                                                                                ---------                 --------

    Gross profit                                                                   52,660                   44,468

Credit service charges                                                              3,295                    3,063
                                                                                ---------                 --------

                                                                                   55,955                   47,531

Costs and expenses:
    Selling, general and administrative                                            47,717                   40,098
    Interest                                                                        3,358                    2,496
    Provision for doubtful accounts                                                   898                      633
                                                                                ---------                 --------

                                                                                   51,973                   43,227

Other income, net                                                                      19                       98
                                                                                ---------                 --------

                                 INCOME BEFORE INCOME TAXES                         4,001                    4,402

Income taxes                                                                        1,480                    1,673
                                                                                ---------                 --------

                                                 NET INCOME                     $   2,521                 $  2,729
                                                                                =========                 ========

Average number of common and common
    equivalent shares outstanding                                                  11,637                   11,498
                                                                                =========                 ========

Earnings per share                                                              $    0.22                 $   0.24
                                                                                =========                 ========

Cash dividends per common share:
    Common Stock                                                                $   .0750                 $  .0750
    Class A Common Stock                                                            .0700                    .0700


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                    Three Months Ended March 31
                                                                                 ---------------------------------
                                                                                   1996                     1995
                                                                                 --------                 --------
OPERATING ACTIVITIES
   Net income                                                                    $  2,521                 $  2,729
   Adjustments to reconcile net income to net cash
       used in operating activities:
          Depreciation and amortization                                             3,075                    2,451
          Loss (Gain) on sale of property and equipment                                 3                      (53)
          Provision for doubtful accounts                                             898                      633
                                                                                 --------                 --------

                                                                Subtotal            6,497                    5,760

          Changes in operating assets and liabilities:
              Accounts receivable                                                  (7,623)                    (298)
              Inventories                                                          (9,791)                  (6,750)
              Other current assets                                                   (721)                    (484)
              Accounts payable and accrued expenses                                 9,366                   (2,286)
              Income taxes                                                            575                     (529)
                                                                                 --------                 --------

                                   NET CASH USED IN OPERATING ACTIVITIES           (1,697)                  (4,587)
                                                                                 --------                 --------

INVESTING ACTIVITIES
   Purchases of property and equipment                                             (7,176)                 (10,067)
   Proceeds from sale of property and equipment                                         9                      270
   Other investing activities                                                        (227)                       9
                                                                                 --------                 --------

                                   NET CASH USED IN INVESTING ACTIVITIES           (7,394)                  (9,788)
                                                                                 --------                 --------

FINANCING ACTIVITIES
   Net increase in short-term borrowings                                           11,400                      100
   Proceeds from issuance of long-term debt                                           ---                   15,000
   Payment of long-term debt and capital lease obligations                           (774)                    (772)
   Exercise of stock options                                                          489                      398
   Dividends paid                                                                    (858)                    (847)
   Other financing activities                                                         (40)                      27
                                                                                 --------                 --------

                               NET CASH PROVIDED BY FINANCING ACTIVITIES           10,217                   13,906
                                                                                 --------                 --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,126                     (469)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,146                    1,925
                                                                                 --------                 --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  3,272                 $  1,456
                                                                                 ========                 ========


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature.




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




NOTE C - Supplementary Cash Flow Information

The Company made total cash payments for interest (including capitalized interest) of approximately $3,308,000 and $2,807,000 for the three months ended March 31, 1996 and 1995, respectively.

The Company made total income tax payments of $951,000 and $2,202,000 for the three months ended March 31, 1996 and 1995, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Net sales for the quarter increased 17.3% over the same period for 1995. Comparable-store sales (sales from stores in operation or expanded for a full year or more) increased 5.6% over the year-earlier period. An accelerated rollout of new stores in late 1995, as well as expansion of existing locations, also contributed to the increase in sales. Management believes that its overall marketing strategy has allowed the Company to attract more middle- to upper-middle income consumers through its ongoing programs of upscaling the store format and merchandise lines and the use of fully accessorized room settings.

Gross margin as a percentage of net sales was 47.5% for the first quarter of 1996 as compared to 47.1% in 1995. This increase is attributed to the Company's ability to differentiate its products and improvement in the Company's pricing discipline in certain markets.

Credit service charge revenue increased 7.6% in absolute dollars and the level of charge sales decreased approximately 2% from approximately 80% in the year-ago period. The provision for doubtful accounts increased 0.1% of net sales as the level of bad debt write-offs was as expected. Management believes that this percentage will remain at this slightly higher level during the phase-in and early periods of the consolidation of the Company's credit operations.

Selling, general and administrative expenses increased 0.6% as a percentage of net sales. This increase was primarily related to advertising expenditures which were 1.0% of net sales greater than in the prior-year period. Occupancy costs also increased 0.5% as a percentage of net sales compared to the year ago quarter reflecting the increased depreciation and insurance costs associated with eight new and ten expanded stores. Pre-opening expenses were also higher than in the prior-year period. These increases were partially offset by decreases as a percentage of net sales in warehousing and administrative expenses.

Interest expense increased 0.4% as a percentage of net sales as a result of an increase in average borrowings. The Company's effective interest rate decreased 12 basis points compared to the year ago period.


LIQUIDITY AND SOURCES OF CAPITAL

The Company has used internally generated funds and bank borrowings to finance its continuing operations and growth. Net cash used in operations was $1.7 million in the first quarter of 1996. The accounts receivable increase of $7.6 million during the quarter was partially offset by depreciation and amortization of $3.1 million.

Investing activities used $7.4 million in cash, $7.2 million of which was used for planned capital expenditures. During the quarter, the Company completed the construction of two new stores and the expansion of three existing stores.

Financing activities provided $10.2 million of cash during the first quarter primarily from $11.4 million in short-term borrowings.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                                  (continued)



The Company has arrangements with banks under line-of-credit agreements. At March 31, 1996, of these agreements, $74 million were committed lines ($12.4 million unused) and $30 million were uncommitted lines ($11.8 million unused). Borrowings accrue interest at competitive money-market rates and all lines are reviewed annually for renewal. The Company increased an existing committed line-of-credit agreement $20 million in April 1996. The Company has a revolving credit/term loan agreement with a commercial bank providing for borrowings of $15 million through 1998, at which time it converts to a term loan, maturing in 1998. If utilized, this facility would replace a $15 million short-term committed line. The Company's financial covenants under various loan agreements allow for securitization of up to approximately one-half of the outstanding balances of accounts receivable. The Company plans to enter into a financing transaction of this type in 1996, the proceeds of which would reduce accounts receivable and notes payable to banks.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as sale/lease-backs, private placements and mortgage financing may be used to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with fixed-rate or capped-rate debt as determined by the interest rate environment (75% of total debt was interest-rate protected at March 31, 1996). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.0%.

Capital expenditures are presently expected to include for the remainder of 1996 the completion of four new stores and the remodeling and expansion of six existing locations. The preliminary estimate of capital expenditures remaining for these projects and projects which will be started in 1996 and completed in later years is approximately $25.0 million. In addition, the Company has committed to lease three stores and a distribution center commencing in 1996 under operating lease agreements. Minimum lease commitments, including guaranteed residual values, are expected to aggregate $31 million for the initial five-year term. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

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


                                        HAVERTY FURNITURE COMPANIES, INC.
                                                  (Registrant)




Date     May 14, 1996                   By  /s/ Dennis L. Fink
     --------------------                   ------------------------------------
                                            Dennis L. Fink,
                                            Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)



                                        By  /s/ Hugh G. Wells
                                            ------------------------------------
                                            Hugh G. Wells, Vice President
                                             & Treasurer



                                        By  /s/ Dan C. Bryant
                                            ------------------------------------
                                            Dan C. Bryant, Controller
                                            (principal accounting officer)