Form 10-K/A
period 1995-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1996-06-28
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                       Commission file number:   33-44285


                       HAVERTY FURNITURE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


                   MARYLAND                                 58-0281900
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


    866 WEST PEACHTREE STREET, N.W., ATLANTA, GEORGIA          30308
        (Address of principal executive offices)            (Zip Code)


    Registrant's telephone number, including area code:       (404) 881-1911

          Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------             -----------------------------------------
             NONE                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

     COMMON STOCK ($1.00 PAR VALUE), CLASS A COMMON STOCK ($1.00 PAR VALUE)
                                (Title of class)

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ending December 31, 1995, as set forth below:


                 Part IV, Item 14(a)(3).

                 Exhibits.

                 Exhibit 99. The information required by Form 11-K with respect to the Haverty Furniture Companies, Inc. Thrift Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an annual report on Form 11-K for the Plan for the fiscal year ended December 31, 1995, in accordance with Rule 15d-21.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                       HAVERTY FURNITURE COMPANIES, INC.



                       By:   /s/ Dennis L. Fink
                           -----------------------------
                           Dennis L. Fink
                           Executive Vice President and
                           Chief Financial Officer
                           (principal financial officer)




Date:  June 28, 1996