Form 10-Q
period 1996-06-30
HAVERTY FURNITURE COMPANIES INC
filed 1996-08-14
CIK 216085

 ==============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------

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
              ----------------------------------------------------
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

        Yes   X     No
            ----       ----

        The number of shares outstanding of the registrant's two classes of $1 par value common stock as of August 12, 1996 were: Common Stock -- 8,753,744; Class A Common Stock -- 2,941,749.

        H A V E R T Y   F U R N I T U R E   C O M P A N I E S ,  I N C .


                                   I N D E X





                                                                                   Page No.

Part I.   Financial Information:

          Condensed Consolidated Balance Sheets -
            June 30, 1996 and December 31, 1995                                      1


          Condensed Consolidated Statements of Income -
            Quarter and six months ended June 30, 1996 and 1995                      3


          Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 1996 and 1995                                  4


          Notes to Condensed Consolidated Financial Statements                       5


          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      6



Part II.  Other Information                                                          8


                         PART I.  FINANCIAL INFORMATION

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)




                                                                                  June 30                December 31
                                                                                   1996                      1995
                                                                              --------------            --------------
ASSETS

Current Assets
  Cash and cash equivalents                                                        $  1,486                    2,146

  Accounts receivable
                                                                                    187,371                  179,982
  Less allowance for doubtful accounts                                                7,105                    7,105
                                                                                   --------                 --------

                                                                                    180,266                  172,877



  Inventories, at LIFO                                                               83,157                   73,597


  Other current assets                                                                4,837                    5,852

  Deferred income taxes                                                               2,938                    2,938
                                                                                   --------                 --------

                                                   TOTAL CURRENT ASSETS             272,684                  257,410



Property and equipment                                                              177,821                  168,151
  Less accumulated depreciation and amortization                                     60,951                   55,746
                                                                                   --------                 --------

                                                                                    116,870                  112,405

Other assets                                                                          2,033                    1,963
                                                                                   --------                 --------

                                                                                   $391,587                 $371,778
                                                                                   ========                 ========





               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Continued)

                                                                                    June 30                December 31
                                                                                     1996                      1995
                                                                                    -------                -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to banks                                                           $ 81,200                 $ 53,400
  Accounts payable and accrued expenses                                              29,823                   36,100
  Current portion of long-term debt and                                               8,034                    7,973
    capital lease obligations                                                      --------                 --------
       TOTAL CURRENT LIABILITIES                                                    119,057                   97,473

Long-term debt and capital lease obligations,
  less current portion                                                              125,168                  129,233

Deferred income taxes                                                                 1,786                    1,786

Other liabilities                                                                     2,305                    2,331

Stockholders' Equity
  Capital stock, par value $1 per share --
    Preferred Stock, Authorized:  1,000,000 shares;
       Issued:  None
    Common Stock, Authorized:  1996 and 1995 --
       50,000,000 shares; Issued:  1996 -- 9,242,447 shares;
       1995 -- 9,154,780 shares (including shares in treasury:
       1996 -- 494,328; 1995 -- 498,948)                                              9,242                    9,155
    Convertible Class A Common Stock, Authorized:
       1996 and 1995 -- 15,000,000 shares; Issued:  1996 --
       3,195,379 shares; 1995 -- 3,217,411 shares (including
       shares in treasury:  1996 and 1995 -- 249,055)                                 3,195                    3,217
    Additional paid-in capital                                                       33,025                   32,494
    Retained earnings                                                               103,352                  101,666
                                                                                   --------                 --------
                                                                                    148,814                  146,532
    Less cost of Common Stock and
       Convertible Class A Common Stock in treasury                                   5,543                    5,577
                                                                                   --------                 --------
                                                                                    143,271                  140,955
                                                                                   --------                 --------
                                                                                   $391,587                 $371,778
                                                                                   ========                 ========




See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)



                                                                        Quarter Ended                    Six Months Ended
                                                                           June 30                           June 30
                                                                  --------------------------         -------------------------
                                                                    1996              1995             1996             1995
                                                                  --------           -------         --------         --------
Net sales                                                         $103,341           $88,678         $214,091         $183,061
Cost of goods sold                                                  54,279            47,010          112,369           96,925
                                                                  --------           -------         --------         --------
   Gross profit                                                     49,062            41,668          101,722           86,136
Credit service charges                                               3,150             3,021            6,445            6,084
                                                                  --------           -------         --------         --------
                                                                    52,212            44,689          108,167           92,220

Costs and expenses:
  Selling, general and administrative
                                                                    46,132            39,473           93,849           79,571
  Interest                                                           3,734             2,772            7,092            5,268
  Provision for doubtful accounts                                      981               667            1,879            1,300
                                                                  --------           -------         --------         --------
                                                                    50,847            42,912          102,820           86,139
                                                                  --------           -------         --------         --------
Other income, net                                                       40             1,605               59            1,703
                                                                  --------           -------         --------         --------
        INCOME BEFORE INCOME TAXES                                   1,405             3,382            5,406            7,784
Income taxes                                                           520             1,285            2,000            2,958
                                                                  --------           -------         --------         --------
        NET INCOME                                                $    885           $ 2,097         $  3,406         $  4,826
                                                                  ========           =======         ========         ========
Average number of common and common
  equivalent shares outstanding                                     11,689            11,540           11,663           11,519
                                                                  ========           =======         ========         ========
Earnings per share                                                   $0.08             $0.18            $0.29            $0.42
                                                                  ========           =======         ========         ========
Cash dividends per common share:
  Common Stock                                                    $  .0750           $ .0750         $  .1500         $  .1500
  Class A Common Stock                                               .0700             .0700            .1400            .1400



See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                       Six Months Ended June 30
                                                                               ----------------------------------------

                                                                                    1996                       1995
                                                                               --------------             -------------
OPERATING ACTIVITIES
  Net income                                                                     $      3,406              $      4,826
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                                    6,276                     5,027
       Provision for doubtful accounts                                                  1,879                     1,300
       Loss (gain) on sale of property and equipment                                       24                      (450)
       Gain from destruction of a retail location                                         ---                    (1,177)
                                                                                 ------------              ------------

                                                             Subtotal                  11,585                     9,526

       Changes in operating assets and liabilities:
         Accounts receivable                                                           (9,268)                    1,413
         Inventories                                                                   (9,560)                   (9,582)
         Other current assets                                                           1,015                      (549)
         Accounts payable and accrued expenses                                         (4,269)                   (4,811)
         Income taxes                                                                  (2,008)                   (3,332)
                                                                                 ------------              ------------

                                NET CASH USED IN OPERATING ACTIVITIES                 (12,505)                   (7,335)
                                                                                 ------------              ------------

INVESTING ACTIVITIES
  Purchases of property and equipment                                                 (10,839)                  (20,301)
  Proceeds from sale of property and equipment                                             74                     1,971
  Insurance proceeds                                                                      ---                       206
  Other investing activities                                                              (70)                       88
                                                                                 ------------              ------------

                                NET CASH USED IN INVESTING ACTIVITIES                 (10,835)                  (18,036)
                                                                                 ------------              ------------

FINANCING ACTIVITIES
  Net increase in short-term borrowings                                                27,800                       100
  Proceeds from issuance of long-term debt                                                ---                    30,000
  Payment of long-term debt and capital lease obligations                              (4,004)                   (4,001)
  Exercise of stock options                                                               568                       398
  Dividends paid                                                                       (1,720)                   (1,698)
  Other financing activities                                                               36                        29
                                                                                 ------------              ------------

                            NET CASH PROVIDED BY FINANCING ACTIVITIES                  22,680                    24,828
                                                                                 ------------              ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (660)                     (543)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        2,146                     1,925
                                                                                 ------------              ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      1,486              $      1,382
                                                                                 ============              ============


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




NOTE C - Supplementary Cash Flow Information

The Company made total cash payments for interest (including capitalized interest) of approximately $6,800,000 and $6,005,000 for the six months ended June 30, 1996 and 1995, respectively.

The Company made total income tax payments of $3,930,000 and $6,290,000 for the six months ended June 30, 1996 and 1995, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales for the second quarter and six months ended June 30, 1996 increased 16.5% and 17.0% over the same periods for 1995, respectively. Comparable-store sales (sales from stores in operation or expanded for a full year or more) increased 3.9% and 4.8% over the year-earlier periods, respectively.

Gross margin as a percentage of net sales increased to 47.5% from 47.0% and 47.5% from 47.1% for the quarter and six months ended June 30, 1996, respectively. The LIFO reserve impact as a percentage of net sales was flat compared to the prior-year periods at 0.2% for the second quarter and 0.1% for the six-month period.

Credit service charges increased 4.3% and 5.9% in absolute dollars for the quarter and six-month period, respectively. The provision for doubtful accounts increased 0.1% and 0.2% as a percentage of net sales for the quarter and the six- month period, respectively. Management believes that this percentage will remain at this slightly higher level during the phase-in and early periods of the consolidation of the Company's credit operations.

Selling, general and administrative expenses increased 0.1% and 0.3% as a percentage of net sales for the quarter and the six months over the year-ago periods, respectively. This increase was primarily related to depreciation and amortization charges reflecting the Company's increased investment in property and equipment and other costs such as advertising and pre-opening expenses associated with ten new stores. These increases were partially offset by a decrease in administrative costs as a percentage of net sales.

Interest expense increased 0.5% and 0.4% as a percentage of net sales for the quarter and six-month period, respectively. The Company's effective interest rate decreased 35 basis points to 7.2% for the quarter and decreased 26 basis points to 7.1% for the six-month period. The average debt levels increased 26.1% and 28.6% for the quarter and six-month period, respectively, to fund physical expansions.

Other income in the year-ago periods included gains of $1.2 million for insurance recoveries on the loss of a retail location destroyed by a tornado and $.4 million in gains from other real estate transactions.


LIQUIDITY AND SOURCES OF CAPITAL

The Company has used internally generated funds and bank borrowings to finance its continuing operations and growth. Net cash used in operations was $12.5 million during the first six months of 1996. The accounts receivable and inventories increases of $9.3 million and $9.6 million, respectively, were partially offset by depreciation and amortization of $6.3 million.

Investing activities used $10.8 million in cash which was used for planned capital expenditures. During the six months, the Company completed the construction of three new stores, the expansion of three existing stores and the remodeling of an acquired store.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                  (continued)



Financing activities provided $22.7 million of cash during the first six months primarily from $27.8 million in short-term borrowings.

The Company has arrangements with banks under line-of-credit agreements. At June 30, 1996, of these agreements, $94 million were committed lines ($20.2 million unused) and $30 million were uncommitted lines ($7.6 million unused). Borrowings accrue interest at competitive money-market rates and all lines are reviewed annually for renewal. The Company has a revolving credit/term loan agreement with a commercial bank providing for borrowings of $15 million through 1998, at which time it converts to a term loan, maturing in 1998. If utilized, this facility would replace a $15 million short-term committed line. The Company's financial covenants under various loan agreements allow for securitization of up to approximately one-half of the outstanding balances of accounts receivable. The Company plans to enter into a financing transaction of this type in 1996, the effect of which would reduce accounts receivable and notes payable to banks.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as lease transactions, private placements and mortgage financing may be used to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with fixed-rate or capped-rate debt as determined by the interest rate environment (68% of total debt was interest-rate protected at June 30, 1996). The Company's average effective interest rate on all borrowings (excluding capital leases) was 6.9%.

Capital expenditures for the remainder of 1996 are presently expected to include the remodeling of a new retail location and scheduled expenditures for additional stores and remodelings to be completed in 1997. The estimate of capital expenditures remaining for these projects in 1996 is $6.2 million. In addition, the Company has committed to lease three stores and a distribution center commencing in 1996 under operating lease agreements. Minimum lease commitments, including guaranteed residual values, are expected to aggregate $31 million for the initial five-year term. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The 1996 Annual Meeting of Stockholders of the Company was held on April 26,
1996.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

         William A. Parker, Jr.
         Robert R. Woodson
         L. Phillip Humann
         John T. Glover

The number of votes cast "for" or "withheld" was as follows:  Mr. Parker = For
- -- 7,928,172, Withheld -- 96,882; Mr. Woodson = For -- 7,928,908, Withheld --
96,146; Mr. Humann = For -- 7,928,808, Withheld -- 96,246; Mr.  Glover = For
7,929,182, Withheld -- 95,872.

The holders of Class A Common Stock elected the following persons to serve for a term of one year and until their successors are elected:

         Rawson Haverty                                     Lynn H. Johnston
         John E. Slater, Jr.                                Clarence H. Smith
         John Rhodes Haverty, M.D.                          Rawson Haverty, Jr.
         Clarence H. Ridley                                 Frank S. McGaughey, III
         Fred J. Bates

The number of votes cast for each of the above nominees standing for election by the holders of Class A Common Stock was as follows: For -- 2,874,270; Withheld -- 12,944.


A proposal to approve the Directors' Compensation Plan to provide for the payment of all or a portion of the annual retainer fees paid to directors in shares of the Company's Common Stock was approved by a 99.6% affirmative vote of the 36,897,194 total votes cast at the meeting, as follows:


                                   Total Votes                                     Abstentions
                                   Cast at the           Votes          Votes      and Broker
         Class                       Meeting              For          Against      Non-Votes
    --------------------           -----------       ------------     ---------    -----------
    Class A Common Stock            28,872,140         28,845,850         19,250         7,040
    (ten votes per share)

    Common Stock                     8,025,054          7,920,951         38,979        65,124
                                    ----------         ----------         ------        ------
    (one vote per share)

    Total combined vote             36,897,194         36,766,801         58,229        72,164
                                    ==========         ==========         ======        ======

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders. (continued)

A proposal to approve the Directors' Deferred Compensation Plan, as Amended and Restated, to allow (at the election of the individual directors) for deferment of the payment of semi-annual or annual retainer fees that are to be made in shares of Common Stock of the Company to a future date for distribution was approved by a 99.6% affirmative vote of the 36,897,194 total votes cast at the meeting, as follows:

                                   Total Votes                                     Abstentions
                                   Cast at the           Votes          Votes      and Broker
         Class                       Meeting              For          Against      Non-Votes
    ---------------------          -----------       ------------     ---------    -----------
    Class A Common Stock            28,872,140         28,842,910         22,190         7,040
    (ten votes per share)

    Common Stock                     8,025,054          7,914,068         43,181        67,805
                                    ----------         ----------         ------        ------
    (one vote per share)

    Total combined vote             36,897,194         36,756,978         65,371        74,845
                                    ==========         ==========         ======        ======





Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits filed with this report.

        10.1.2  --  Second Amendment and Restatement of Directors' Deferred
                    Compensation Plan (incorporated by reference from Registration Statement on Form S-2, File No. 33-59400,
                    Exhibit 10.1.1).


        10.11   --  Directors' Compensation Plan as of April 26, 1996.


        27      --  Financial Data Schedule (for SEC use only).


        (b)  Reports on Form 8-K.

        None.

                              S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAVERTY FURNITURE COMPANIES, INC.
                                               (Registrant)




Date     August 14, 1996            By  /s/ Dennis L. Fink
     ------------------------          --------------------------------
                                        Dennis L. Fink,
                                        Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)




                                    By  /s/ Hugh G. Wells
                                       --------------------------------
                                       Hugh G. Wells, Vice President
                                         & Treasurer


                                    By  /s/ Dan C. Bryant
                                      ---------------------------------
                                        Dan C. Bryant, Controller
                                        (principal accounting officer)