Form 10-Q
period 1996-09-30
HAVERTY FURNITURE COMPANIES INC
filed 1996-11-13
CIK 216085

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                               ------------------

                                       OR


      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM ______ TO_______


                         COMMISSION FILE NUMBER: 0-8498
                                                 ------

                        HAVERTY FURNITURE COMPANIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MARYLAND                                    58-0281900
            --------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)



866 WEST PEACHTREE STREET, N.W., ATLANTA, GEORGIA                       30308
-------------------------------------------------                       -----
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

         The number of shares outstanding of the registrant's two classes of $1 par value common stock as of November 7, 1996 were: Common Stock -- 8,801,435; Class A Common Stock -- 2,950,749.

                        HAVERTY FURNITURE COMPANIES, INC.


                                      INDEX


                                                                      Page No.

Part I.    Financial Information:

           Condensed Consolidated Balance Sheets -
           September 30, 1996 and December 31, 1995                       1


           Condensed Consolidated Statements of Income -
           Quarter and nine months ended September 30, 1996 and 1995      3


           Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1996 and 1995                4


           Notes to Condensed Consolidated Financial Statements           5


           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          6



Part II. Other Information                                                8

                          PART I. FINANCIAL INFORMATION


               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)




                                                                                  September 30            December 31
                                                                                      1996                  1995
                                                                                 --------------           ---------
ASSETS

Current Assets
   Cash and cash equivalents                                                      $  1,696                  $  2,146

   Accounts receivable                                                             193,616                   179,982
   Less allowance for doubtful accounts                                              7,105                     7,105
                                                                                  --------                  --------

                                                                                   186,511                   172,877


   Inventories, at LIFO                                                             80,736                    73,597

   Other current assets                                                              6,372                     5,852

   Deferred income taxes                                                             2,826                     2,938
                                                                                  --------                  --------


                                                      TOTAL CURRENT ASSETS         278,141                   257,410


Property and equipment                                                             178,585                   168,151
   Less accumulated depreciation and amortization                                   62,598                    55,746
                                                                                  --------                  --------

                                                                                   115,987                   112,405

Other assets                                                                         2,069                     1,963
                                                                                  --------                  --------

                                                                                  $396,197                  $371,778
                                                                                  ========                  ========

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                  September 30              December 31
                                                                                      1996                     1995
                                                                                 --------------             ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                                         $ 70,700                  $ 53,400
   Accounts payable and accrued expenses                                            43,439                    36,100
   Current portion of long-term debt and
     capital lease obligations                                                       7,956                     7,973
                                                                                  --------                  --------

                                                  TOTAL CURRENT LIABILITIES        122,095                    97,473

Long-term debt and capital lease obligations,
   less current portion                                                            123,717                   129,233

Deferred income taxes                                                                1,766                     1,786

Other liabilities                                                                    2,216                     2,331

Stockholders' Equity
   Capital stock, par value $1 per share --
     Preferred Stock, Authorized:  1,000,000 shares;
       Issued:  None
     Common Stock, Authorized:  1996 and 1995 --
       50,000,000 shares; Issued:  1996 -- 9,283,763 shares;
       1995 -- 9,154,780 shares (including shares in treasury:
       1996 -- 494,328; 1995 -- 498,948)                                             9,284                     9,155
     Convertible Class A Common Stock, Authorized:
       1996 and 1995 -- 15,000,000 shares; Issued:  1996 --
       3,193,804 shares; 1995 -- 3,217,411 shares (including
       shares in treasury:  1996 and 1995 -- 249,055)                                3,194                     3,217
     Additional paid-in capital                                                     33,319                    32,494
     Retained earnings                                                             106,149                   101,666
                                                                                  --------                  --------

                                                                                   151,946                   146,532
     Less cost of Common Stock and
       Convertible Class A Common Stock in treasury                                  5,543                     5,577
                                                                                  --------                  --------

                                                                                   146,403                   140,955
                                                                                  --------                  --------

                                                                                  $396,197                  $371,778
                                                                                  ========                  ========



See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                          Quarter Ended                     Nine Months Ended
                                                                          September 30                        September 30
                                                                  -----------------------------         ---------------------------

                                                                     1996               1995              1996             1995
                                                                  -----------       -----------         ---------        ---------
Net sales                                                         $ 117,079         $ 100,970           $ 331,170        $ 284,031
Cost of goods sold                                                   61,460            53,307             173,829          150,232
                                                                  ---------         ---------           ---------        ---------

   Gross profit                                                      55,619            47,663             157,341          133,799

Credit service charges                                                3,403             3,014               9,848            9,098
                                                                  ---------         ---------           ---------        ---------

                                                                     59,022            50,677             167,189          142,897

Costs and expenses:
   Selling, general and administrative                               48,637            42,234             142,486          121,805
   Interest                                                           3,669             2,845              10,761            8,115
   Provision for doubtful accounts                                    1,072               736               2,951            2,036
                                                                  ---------         ---------           ---------        ---------

                                                                     53,378            45,815             156,198          131,956
                                                                  ---------         ---------           ---------        ---------

                                                                      5,644             4,862              10,991           10,941

Other (expense) income, net                                       (      14)              132                  45            1,837
                                                                  ---------         ---------           ---------        ---------

                           INCOME BEFORE INCOME TAXES                 5,630             4,994              11,036           12,778

Income taxes                                                          1,970             1,899               3,970            4,857
                                                                  ---------         ---------           ---------        ---------

                                           NET INCOME             $   3,660         $   3,095           $   7,066        $   7,921
                                                                  =========         =========           =========        =========

Average number of common and common
   equivalent shares outstanding                                     11,697            11,559              11,674           11,533
                                                                  =========         =========           =========        =========

Earnings per share                                                $    0.31         $    0.27           $    0.61        $    0.69
                                                                  =========         =========           =========        =========


Cash dividends per common share:
   Common Stock                                                   $   .0750         $   .0750           $   .2250        $   .2250
   Class A Common Stock                                               .0700             .0700               .2100            .2100


See notes to condensed consolidated financial statements.

              HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                   Nine Months Ended September 30
                                                                                   ------------------------------

                                                                                    1996                      1995
                                                                                  --------                  ---------
OPERATING ACTIVITIES
   Net income                                                                     $  7,066                  $  7,921
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                                 9,408                     7,706
       Provision for doubtful accounts                                               2,951                     2,036
       Loss (gain) on sale of property and equipment                                     7                      (597)
       Gain from destruction of a retail location                                     --                      (1,235)
                                                                                  --------                  --------

                                                               Subtotal             19,432                    15,831

       Changes in operating assets and liabilities:
          Accounts receivable                                                      (16,585)                   (4,141)
          Inventories                                                               (7,139)                   (5,271)
          Other current assets                                                        (520)                     (578)
          Accounts payable and accrued expenses                                      8,435                     2,153
          Income taxes                                                              (1,004)                   (2,388)
                                                                                  --------                  --------

                              NET CASH PROVIDED BY OPERATING ACTIVITIES              2,619                     5,606
                                                                                  --------                  --------

INVESTING ACTIVITIES
   Purchases of property and equipment                                             (13,504)                  (32,632)
   Proceeds from sale of property and equipment                                        507                     2,346
   Insurance proceeds                                                                 --                         713
   Other investing activities                                                         (106)                       (4)
                                                                                  --------                  --------

                                  NET CASH USED IN INVESTING ACTIVITIES            (13,103)                  (29,577)
                                                                                  --------                  --------

FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings                                  2,300                      (200)
   Proceeds from issuance of long-term debt                                         15,000                    30,000
   Payment of long-term debt and capital lease obligations                          (5,533)                   (4,692)
   Exercise of stock options                                                           931                       900
   Dividends paid                                                                   (2,583)                   (2,551)
   Other financing activities                                                          (81)                      (19)
                                                                                  --------                  --------

                              NET CASH PROVIDED BY FINANCING ACTIVITIES             10,034                    23,438
                                                                                  --------                  --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (450)                     (533)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,146                     1,925
                                                                                  --------                  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  1,696                  $  1,392
                                                                                  ========                  ========

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature.




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



NOTE C - Supplementary Cash Flow Information

The Company made total cash payments for interest (including capitalized interest) of approximately $10,734,000 and $8,987,000 for the nine months ended September 30, 1996 and 1995, respectively.

The Company made total income tax payments of $4,843,000 and $7,239,000 for the nine months ended September 30, 1996 and 1995, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales for the third quarter and nine months ended September 30, 1996 increased 16.0% and 16.6% over the same periods for 1995, respectively. Comparable-store sales (sales from stores in operation or expanded for a full year or more) increased 3.4% and 4.3% over the year-earlier periods, respectively.

Gross margin as a percentage of net sales increased to 47.5 % from 47.2 % and increased to 47.5% from 47.1% for the quarter and nine months ended September 30, 1996, respectively. This increase results from better pricing discipline and a more favorable product mix during the current year periods. The LIFO provision impact, as a percentage of net sales, was flat compared to the prior year periods at 0.2% for the third quarter and 0.1% for the nine-month period.

Credit service charges increased 12.9% and 8.2% in absolute dollars for the quarter and nine-month period, respectively. The provision for doubtful accounts increased 0.2% as a percentage of net sales to 0.9% for both the quarter and the nine-month periods. Management believes that given the current consumer credit environment, write-offs will continue at this higher level during the coming year.

Selling, general and administrative expenses decreased 0.3% and increased 0.1% as a percentage of net sales for the quarter and nine months, respectively. The increase for the nine months was primarily related to depreciation and amortization charges and other costs such as advertising, pre-opening and operating expenses associated with the ten new stores opened since September 30, 1995. The decrease for the quarter is attributable to leveraged general and administrative expenses offsetting the higher occupancy costs associated with a newer store base.

Interest expense increased 0.4% as a percentage of net sales, or 29.0% and 32.6% in absolute dollars, for the quarter and nine-month period, respectively. The Company's effective interest rate decreased 43 basis points to 7.1% for the quarter and decreased 31 basis points to 7.1% for the nine-month period. The average debt levels increased 22.2% and 26.2% for the quarter and nine-month period, respectively, to fund physical expansions.

Other income in the nine-month period for 1995 included gains of $1.2 million for insurance recoveries on the loss of a retail location destroyed by a tornado and $.4 million in gains from other real estate transactions.


LIQUIDITY AND SOURCES OF CAPITAL

The Company has used internally generated funds and bank borrowings to finance its continuing operations and growth. Net cash provided by operations was $2.6 million during the first nine months of 1996. The accounts receivable and inventories increases of $16.6 million and $7.1 million, respectively, were partially offset by depreciation and amortization of $9.4 million.

Investing activities using $13.1 million in cash included $13.5 million of planned capital expenditures. During the nine months, the Company completed the construction of three new stores, the expansion of three existing stores, and the remodeling of an acquired store.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                   (continued)



Financing activities provided a net $10.0 million of cash during the first nine months primarily from $15.0 million in unsecured long-term borrowings under an existing facility. This note payable bears interest at 7.95% and matures in August 2008.

The Company has arrangements with banks under line-of-credit agreements. At September 30, 1996, of these agreements, $99 million were committed lines ($45 unused) and $35 million were uncommitted lines ($18.3 million unused). Borrowings accrue interest at competitive money-market rates and all lines are reviewed annually for renewal. In early October 1996, the Company cancelled a committed $15 million bank revolving line because it is expected that the remaining arrangements will be adequate for future needs. Under the terms of the cancelled agreement, the Company had the option to refinance short-term notes and, accordingly, $15,000,000 was classified as long-term debt at December 31, 1995. The Company's financial covenants under various loan agreements allow for securitization of up to approximately one-half of the outstanding balances of accounts receivable. The Company is in the process of arranging a financing transaction of this type, the effect of which would reduce accounts receivable and notes payable to banks.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as leases, private placements and mortgage financing may be used to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with fixed-rate or capped-rate debt as determined by the interest rate environment (79.2 % of total debt was interest-rate protected at September 30, 1996). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.2%.

Planned capital expenditures presently include the remodeling of an acquired retail location to open in 1996 and additional store remodelings of existing and two acquired locations to be completed in 1997. The preliminary estimate of capital expenditures for these projects is $8.5 million. In addition, the Company has committed to lease four stores and a distribution center commencing in 1996 under operating lease agreements. Minimum lease commitments, including guaranteed residual values, are expected to aggregate $31 million for the initial five-year term. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits filed with this report.

        27       --  Financial Data Schedule (for SEC use only).


        (b)  Reports on Form 8-K.

        None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HAVERTY FURNITURE COMPANIES, INC.
                                                    (Registrant)




Date            November 13, 1996         By  /s/ Dennis L. Fink
         ------------------------------      --------------------------------
                                              Dennis L. Fink,
                                              Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)




                                          By  /s/ Hugh G. Wells
                                             --------------------------------
                                              Hugh G. Wells, Vice President
                                                & Treasurer




                                          By  /s/ Dan C. Bryant
                                             --------------------------------
                                              Dan C. Bryant, Controller
                                              (principal accounting officer)

                                  EXHIBIT INDEX

                        HAVERTY FURNITURE COMPANIES, INC.

                  10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996




        27       --  Financial Data Schedule (for SEC use only).