Form 10-K
period 1996-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1997-03-19
CIK 216085

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
  (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ______________ to ______________

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

                     CLASS A COMMON STOCK ($1.00 PAR VALUE)
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          ----

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 7, 1997 was $83,520,628. The aggregate market value was computed by reference to the average of the closing bid and asked prices of the registrant's two classes of common stock on such date. For the purpose of this response only, executive officers, directors and holders of 5% or more of common stock are affiliates of the registrant.

    As of March 7, 1997, the number of shares outstanding of the registrant's two classes of $1.00 par value common stock were: Common Stock -- 8,731,701; Class A Common Stock -- 2,933,696.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement and its appendix, dated March 19, 1997, for the 1997 annual meeting of stockholders are incorporated by reference herein in response to Items 5 - 8 of Part II and to Part III of this report, except information on executive officers, which is included in Part I of this report.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Haverty Furniture Companies, Inc. (the "Company" or "Havertys") is a full-service home furnishings retailer. The Company operates 95 showrooms in 12 contiguous states in the Southeast and Southwest. Havertys provides its customers with a wide selection of furniture and accessories primarily in the middle to upper-middle price ranges. As an added convenience to its customers, the Company offers financing through a revolving charge credit plan. The Company originated as a family business in 1885 in Atlanta, Georgia. Havertys has been a publicly held company since 1929, incorporated under the laws of the State of Maryland. The Company's corporate headquarters are located at 866 West Peachtree Street, N.W., Atlanta, Georgia.


BUSINESS STRATEGY

     The Company serves a target customer in the middle to upper-middle income ranges. Havertys has attracted this discriminating and demanding consumer by focusing on the key elements: stores, merchandise price and selection, and customer service. The Company has made investments in technology and in new retail stores. Havertys plans to continue to expand into new markets and strengthen its position in its current market areas utilizing existing distribution infrastructure.


STORES

     The Company, as of December 31, 1996, operates 95 stores serving 48 markets in 12 states. Havertys has executed a program of remodeling and expanding showrooms and replacing smaller stores in growth markets with a new larger format store. Accordingly, the number of retail locations has increased by only five since the year ended 1994, but total square footage has increased 25%. Havertys entered three new markets during 1996: Wichita, Kansas, and Asheville and Fayetteville, North Carolina. The expansion into the new markets in North Carolina was not with newly constructed stores. These locations are leased from their owners, former independent furniture operators, and were remodeled and reopened. The Company will use this approach and lease, remodel and open two stores during 1997 in Louisville and Lexington, Kentucky.
Havertys also plans to open five newly constructed replacement stores in 1997.


MERCHANDISING

     The Company is able to tailor its merchandise presentation to the needs and tastes of the local market. All five regional managers are included in Havertys' buying team, and reflect their preferences in a merchandising mix that is roughly 20 to 25 percent regionalized. Each local market manager can then select from region specific merchandise items that are appropriate to that particular metropolitan area. On other than specific merchandise advertised chain wide, these managers also are responsible for pricing in their respective markets. This allows Havertys to be competitively priced in each city and maintain good gross margins.

     The Company's merchandising team develops a broad selection of merchandise for its customers at values targeted for their income levels. Management has avoided the lower, more promotional price-driven merchandise category that many national chains have emphasized, giving Havertys a unique position for a large retailer. The Company selects its merchandise from a wide array of manufacturers. During 1996, the Company purchased approximately 50% of its volume from 10 vendors, creating significant purchasing power. Approximately 75% of the Company's volume was purchased from 30 vendors, which gives the Company's customers an outstanding assortment, especially compared to franchised retailers who offer only one manufacturer's product line. The Company offers brands such as Drexel Heritage and Thomasville which are a visible demonstration to the consumer of Havertys' market position. The customer awareness of these quality names serves as an umbrella for all of the Company's better-end merchandise.

REVENUES

     The following table sets forth the approximate percentage contributions by product or service to the Company's gross revenues for the past three years:

                                                                         YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                 1996             1995             1994
                                                                ------           ------           ------
    Merchandise:
      Living Room Furniture . . . . . . . . . . . . . . . . .     52.2%            51.0%            51.8%
      Bedroom Furniture . . . . . . . . . . . . . . . . . . .     22.6             23.0             22.2
      Dining Room Furniture . . . . . . . . . . . . . . . . .     12.6             12.6             13.1
      Bedding . . . . . . . . . . . . . . . . . . . . . . . .      6.6              7.1              7.1
      All Other Merchandise and Accessories . . . . . . . . .      3.5              3.5              2.9
    Credit Service Charges  . . . . . . . . . . . . . . . . .      2.5              2.8              2.9
                                                                 -----            -----            -----
                                                                 100.0%           100.0%           100.0%
                                                                 =====            =====            =====


DISTRIBUTION

     The Company uses a regional warehouse distribution network to provide central receiving points from vendors and distribution of product to local market warehouses. Havertys operates three regional warehouses in Charlotte, North Carolina; Jackson, Mississippi; and Ocala, Florida. The regional warehouses serve all of the Company's local markets except for Dallas, Texas and Atlanta, Georgia, which each have a regional-size warehouse. Havertys' enhanced information system and just-in-time delivery practices have resulted in the reduction of inventory in local market warehouses. This reduction has allowed management to convert this warehouse space into prepping centers and cross-dock locations for local deliveries.

     The system currently in place will facilitate the implementation of additional distribution enhancements. The regional warehouse concept and positive vendor relationships have created additional opportunities to improve inventory management. The Company has purchased and is testing new software which will allow management to forecast inventory requirements and reorder merchandise more precisely. Havertys is also developing a warehouse management system to complement its JIT system and to provide additional efficiencies in operations.

     The Company is opening a new Dallas warehouse in March 1997. This facility will have approximately 224,000 square feet of warehouse space which is over 50,000 square feet smaller than the warehouse it replaces. The implementation of the automated systems allows for efficient use of the new facility's 50-foot high ceilings and over 2.3 million cubic feet of storage space.


CREDIT OPERATIONS

     The Company's customers are provided a revolving charge credit plan within a credit limit determined by an on-line credit approval system. In 1996, approximately 77% of Havertys' sales were transacted under various credit programs resulting in net financings of over $300 million. The Company's standard (non-promotional) credit service charge rates were 18% to 21% per annum (except in Arkansas where it is 10%) depending on state laws and may vary in the future with market conditions. Havertys offers a lower credit service charge rate for individual purchases of over $3,000. Promotions which offer interest-free periods for a specific period are also routinely used.
Management believes that responding to the terms of advertised financing promotions offered by many of its competitors reduces the need to emphasize off-price promotional activity and can stimulate sales. Under the Company's credit programs, retroactive interest is not charged to customers who do not completely pay off the balance during the free-interest or deferred payment period unlike many competitors' credit programs.

     Over the last five years, provisions for losses on customer accounts receivable have averaged less than 1% of sales. The Company experienced a 1% write-off of receivables in 1996 which is higher than normal for Havertys but which management believes is low relative to the industry. Management believes its rate of write-offs is comparatively low due to a thorough screening and collection program and to the Company's attracting a more affluent customer through its overall marketing programs.

     During 1996, the Company consolidated its credit operations from 45 market-area locations to one corporate site in Chattanooga, Tennessee. Management believes that this consolidation, while accretive to earnings in the long-term via savings in general and administrative expenses, contributed to higher delinquencies during the transition year.


COMPETITION

     The retail sale of home furnishings is a highly fragmented and competitive business. The Company believes that the primary elements of competition in its industry are customer service, merchandise (quality, style, selection, price, and display) and store location and design. The degree and source of competition varies by geographic area. The Company competes with numerous individual retail furniture stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards.

     The Company believes it has uniquely positioned itself in the marketplace with merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture store chains. Management believes that this customer segment responds more cautiously to typical discount promotions and focuses on the real value and customer service offered by a retailer. The Company regards its experienced sales personnel and personalized customer service as important factors in its competitive success. Lastly, management believes its ability to make prompt delivery of orders through maintenance of inventory and to tailor the inventory to a store's local demands provides additional competitive advantages. The Company currently ranks among the top ten in sales for full-service retail home furnishings store chains in the United States, based on available industry data for 1995.


EMPLOYEES

     As of December 31, 1996, the Company employed approximately 2,996 employees: 2,725 in individual retail store operations, 122 in its corporate offices, 65 in its credit operations and 84 in its regional warehouses. No employee of the Company is a party to any union contract and the Company considers its employee relations to be good.


EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company:

                                                          AGE            POSITION WITH THE COMPANY
               NAME                                  AS OF 3-07-97         AND OTHER INFORMATION
               ----                                  -------------       -------------------------
Rawson Haverty  . . . . . . . . . . . . . . . . . . .     76    Chairman of the Board since 1984.  President from 1955 to
                                                                 1984.  Chief Executive Officer from 1955 to 1990.
                                                                 Director since 1947.

John E. Slater, Jr. . . . . . . . . . . . . . . . . .     62    President and Chief Executive Officer since April 1994.
                                                                 Executive Vice President from 1993 to 1994.  Chief
                                                                 Operating Officer from 1992 to 1994.  Senior Vice
                                                                 President from 1987 to 1993.  General Manager, Stores
                                                                 of the Company from 1990 to 1992.  Director since 1983.

Dan C. Bryant . . . . . . . . . . . . . . . . . . . .     54    Controller since 1985.

                                                          AGE            POSITION WITH THE COMPANY
               NAME                                  AS OF 3-07-97         AND OTHER INFORMATION
               ----                                  -------------       -------------------------
Steven G. Burdette  . . . . . . . . . . . . . . . . .     35    Vice President, Merchandising, since 1994.  Assistant
                                                                 Vice President, Merchandising, from 1993 to 1994.
                                                                 Various merchandising management positions since 1992.

J. Edward Clary . . . . . . . . . . . . . . . . . . .     36    Vice President, Management Information Services (MIS),
                                                                 since 1994.  Various MIS management positions since 1992.

Thomas P. Curran  . . . . . . . . . . . . . . . . . .     44    Vice President, Advertising, since 1987.

Dennis L. Fink  . . . . . . . . . . . . . . . . . . .     45    Executive Vice President since 1996 and Chief Financial
                                                                 Officer since 1993.  Senior Vice President from 1993 to
                                                                 1996.  Senior Vice President, Treasurer and Chief
                                                                 Financial Officer and a director of Horizon Industries,
                                                                 Inc., a publicly held carpet manufacturer, from 1985 to
                                                                 1992.

Rawson Haverty, Jr. . . . . . . . . . . . . . . . . .     40    Vice President, Real Estate and Insurance Divisions,
                                                                 since 1992.  Assistant Vice President from 1987 to
                                                                 1992.  Director since 1992.

Gerald M. Hohman .  . . . . . . . . . . . . . . . . .     52    Vice President, Operations and Training, since 1996.
                                                                 Regional Manager, Atlanta, Georgia retail operations
                                                                 from 1995 to 1996 and  General Manager from 1994 to
                                                                 1996.  Various management positions in Atlanta retail
                                                                 operations since 1992.

Christine M. Jones  . . . . . . . . . . . . . . . . .     67    Vice President, Stockholder Relations, since 1993 and
                                                                 Corporate Secretary since 1978.  Assistant Vice
                                                                 President from 1986 to 1993.

Joan S. Nagy  . . . . . . . . . . . . . . . . . . . .     61    Vice President, Human Resources, since 1993.  Assistant
                                                                 Vice President, Human Resources from 1985 to 1993.

Jenny Hill Parker . . . . . . . . . . . . . . . . . .     38    Vice President, Finance and Assistant Secretary, since
                                                                 1996.  Financial officer since 1994.  Senior Manager at
                                                                 KPMG Peat Marwick LLP from 1988 to 1994 and other
                                                                 positions within that firm since 1981.

Clarence H. Smith . . . . . . . . . . . . . . . . . .     46    Senior Vice President and General Manager, Stores, since
                                                                 1996.  Vice President, Operations and Development, from
                                                                 1994 to 1996.  Vice President from 1984 to 1994.
                                                                 Regional Manager and General Manager of Atlanta,
                                                                 Georgia retail operations from 1986 to 1994.  Director
                                                                 since 1989.

                                                          AGE            POSITION WITH THE COMPANY
               NAME                                  AS OF 3-07-97         AND OTHER INFORMATION
               ----                                  -------------       -------------------------
Hugh G. Wells, Jr.  . . . . . . . . . . . . . . . . .     63    Vice President since 1985 and Treasurer
                                                                 since 1987.

M. Tony Wilkerson . . . . . . . . . . . . . . . . . .     51    Senior Vice President, Marketing, since 1994.  Vice
                                                                 President, Merchandising, from 1990 to 1994.

     Rawson Haverty and John Rhodes Haverty, M.D. (a director of the Company) are first cousins. Clarence H. Smith is the nephew of Rawson Haverty and the first cousin of Clarence H. Ridley (a director of the Company) and Rawson Haverty, Jr. Rawson Haverty, Jr. is the son of Rawson Haverty and the first cousin of Clarence H. Ridley and Clarence H. Smith. Clarence H. Ridley is the nephew of Rawson Haverty and first cousin of Clarence H. Smith and Rawson Haverty, Jr.


ITEM 2.  PROPERTIES.

     The Company's executive and administrative offices are located at 866 West Peachtree Street, N.W., Atlanta, Georgia and occupy a two-story brick building purchased in 1971 and an adjacent, one-story brick building purchased in 1986. These facilities contain approximately 29,000 and 15,000 square feet of working area, respectively.

     The following table sets forth information concerning the operating facilities of the Company as of December 31, 1996:

                               Retail                 Market Area                Regional
                              Locations  (c)          Warehouses                Warehouses
                              ---------              ------------               ----------
         Owned (a)                 48                        8                         3

         Leased (b)                47                       14                         0
                                   --                       --                         -

             Total                 95                       22                         3
                                   ==                       ==                         =

         (a)     Includes capital leases on 10 facilities.
         (b) The leases have various termination dates through 2010 plus renewal options.
         (c)     24 of the retail locations have attached warehouse space.


     In addition, as of December 31, 1996, the Company has 1 retail facility under construction and has entered into an agreement for the lease of 8 others.

                                                                     1996          1995        1994
                                                                    ------        ------      ------
     Retail square footage at December 31 (in thousands)             2,960        2,764        2,357

     % Change in retail square footage                                 7.1%        17.3%         4.5%

     Net Sales per Square Foot (in thousands)                         $159         $159         $160

     For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report under
Item 7 of Part II.


ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its properties is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The information under the heading "Market Prices and Dividend Information" on page F-16 of the appendix to the Company's proxy statement for the 1997 annual meeting of stockholders, dated March 19, 1997, is incorporated herein by reference in response to this item.


ITEM 6.  SELECTED FINANCIAL DATA.

     Selected 5-Year Financial Data on page F-16 of the appendix to the Company's proxy statement for the 1997 annual meeting of stockholders, dated March 19, 1997, is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-1 through F-3 of the appendix to the Company's proxy statement for the 1997 annual meeting of stockholders, dated March 19, 1997, is incorporated herein by reference in response to this item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The report of the independent auditors and the financial statements on pages F-4 through F-15 of the appendix to the Company's proxy statement for the 1997 annual meeting of stockholders, dated March 19, 1997, are incorporated herein by reference.

     Selected Quarterly Financial Data on page F-15 of the appendix to the Company's proxy statement for the 1997 annual meeting of stockholders, dated March 19, 1997, is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to directors of the Company contained on pages 5 through 7 of the Company's proxy statement for the 1997 annual meeting of stockholders, dated March 19, 1997, is incorporated herein by reference. Information relating to executive officers of the Company is included in this report under Item 1 of Part I.


ITEM 11.    EXECUTIVE COMPENSATION.

    The information relating to executive compensation contained on pages 10 through 19 of the Company's proxy statement for the 1997 annual meeting of stockholders, dated March 19, 1997, is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information relating to security ownership of certain beneficial owners and management contained on pages 2 through 4 of the Company's proxy statement for the 1997 annual meeting of stockholders, dated March 19, 1997, is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information relating to certain relationships and related transactions contained on pages 16 and 17 of the Company's proxy statement for the 1997 annual meeting of stockholders, dated March 19, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The following exhibits, financial statements and financial statement schedule are filed as a part of this report:

      (a) (1) and (2).    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

      The following consolidated financial statements of Haverty Furniture Companies, Inc., included in the appendix to the Company's proxy statement for the 1997 annual meeting of stockholders, dated March 19, 1997, are incorporated by reference in Item 8:

      Consolidated Balance Sheets--December 31, 1996 and 1995

      Consolidated Statements of Income--Fiscal Years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Stockholders' Equity--Fiscal Years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows--Fiscal Years ended December 31, 1996, 1995 and 1994

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



      (3)  Exhibits.

      The exhibits listed below are filed with or incorporated by reference into this Report. Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced document. Exhibits 10.1 through 10.13 represent compensatory plans.



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

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT


  3.1.3  --  Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc. as amended on April 28, 1995.

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
             Insurance Company of America) c/o Prudential Capital Group, dated December 29, 1993.  (10-K for the year ended December 31, 1993)

 *4.1.1  --  First Amendment to Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc. and
             The Prudential Insurance Company of America.  (10-K for the year ended December 31, 1994)

  4.1.2  --  Second Amendment to Note Agreement dated July 19, 1996, between Haverty Furniture Companies, Inc. and The
             Prudential Insurance Company of America, as previously amended.

             No other instrument authorizes long-term debt securities in an amount in excess of ten percent (10%)
             of the total assets of the Company. The Company agrees to furnish copies of instruments and agreements authorizing long-term debts of less than ten percent (10%) of its total assets to the Commission upon request.

*10.1    --  Second Amendment and Restatement of Directors' Deferred Compensation Plan.  (10-Q for the quarter ended June
             30, 1996, Exhibit 10.1.2)

*10.2    --  Supplemental Executive Retirement Plan, effective January 1, 1983.  (10-K for the year ended December 31,
             1984, Exhibit 10.3)

*10.3    --  Thrift Plan and Trust, as amended and restated, effective January 1, 1987.  (Exhibit 4.1 to Registration
             Statement on Form S-8, File No. 33-44285)

 10.3.1  --  Amendment No. One to Thrift Plan and Trust, as previously amended and restated, effective July 1, 1994.

 10.3.2  --  Amendment No. Two to Thrift Plan and Trust, as previously amended and restated, effective January 1, 1989.

 10.3.3  --  Amendment No. Three to Thrift Plan and Trust, as previously amended and restated, effective January 1, 1997.


*10.4    --  1986 Non-Qualified Stock Option Plan.  (10-K for the year ended December 31, 1987, Exhibit 10.7)

*10.5    --  1988 Incentive Stock Option Plan, as amended.  (Exhibit 4.1 to Registration Statement on Form S-8, File No.
             33-53609)

*10.6    --  1988 Non-Qualified Stock Option Plan.  (10-Q for the quarter ended June 30, 1989, Exhibit 10.2)

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
*10.6.1  --  Amendment Number One to 1988 Non-Qualified Stock Option Plan.  (Registration Statement on Form S-2, File No.
             33-59400, Exhibit 10.9.1)

*10.7    --  Haverty Furniture Companies, Inc. Employee Stock Purchase Plan, as amended and restated as of February 7,
             1995.  (10-K for the year ended December 31, 1994)

*10.8    --  Deferred Compensation Agreement between Haverty Furniture Companies, Inc. and Rawson Haverty, Sr., dated
             December 21, 1992.  (10-K for the year ended December 31, 1993, Exhibit 10.9)

*10.9    --  1993 Non-Qualified Stock Option Plan.  (Registration Statement on Form S-8, File No. 33-53607, Exhibit 5.1)

*10.10   --  Supplemental Executive Retirement Plan, effective January 1, 1996.  (10-K for the year ended December 31,
             1995)

*10.11   --  Directors' Compensation Plan as of April 26, 1996.  (10-Q for quarter ended June 30, 1996, Exhibit 10.11)

 10.12   --  Form of Agreement dated January 1, 1997, Regarding Change in Control with the following Named Executive
             Officers:  John E. Slater, Jr., Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson.

 10.13   --  Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee directors:
             Rawson Haverty, Jr. (a Named Executive Officer) and Fred J. Bates.

 21.1    --  Subsidiaries of the Registrant

 23.1    --  Consent of Ernst & Young LLP

 27      --  Financial Data Schedule (for SEC use only)

 ------------



*  Incorporated by reference.

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

                         HAVERTY FURNITURE COMPANIES, INC.

Date: March 17, 1997     By:           /s/  JOHN E. SLATER, JR.
                             ------------------------------------------------------
                                            John E. Slater, Jr.
                                  President and Chief Executive Officer
                                      (Principal Executive Officer)

Date: March 18, 1997     By:           /s/  DENNIS L. FINK
                             -----------------------------------------------------
                                            Dennis L. Fink
                              Executive Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

Date: March 18, 1997      By:         /s/  DAN C. BRYANT
                             ------------------------------------------------------
                                          Dan C. Bryant
                               Controller (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


                       SIGNATURE                                     TITLE                          DATE
                       ---------                                     -----                          ----
                 /s/  RAWSON HAVERTY                       Chairman of the Board               March 17, 1997
-------------------------------------------------------
                    Rawson Haverty

               /s/  JOHN E. SLATER, JR.                    President and Chief Executive       March 17, 1997
-------------------------------------------------------        Officer; Director
                  John E. Slater, Jr.

                  /s/  FRED J. BATES                       Regional Manager and Director       March 17, 1997
-------------------------------------------------------
                     Fred J. Bates

-------------------------------------------------------    Director                            March   , 1997
                    John T. Glover

            /s/  JOHN RHODES HAVERTY, M.D.                 Director                            March 14, 1997
-------------------------------------------------------
               John Rhodes Haverty, M.D.

               /s/  RAWSON HAVERTY, JR.                    Vice President and Director         March 18, 1997
-------------------------------------------------------
                  Rawson Haverty, Jr.

                /s/  L. PHILLIP HUMANN                     Director                            March 17, 1997
-------------------------------------------------------
                   L. Phillip Humann

                 /s/  LYNN H. JOHNSTON                     Director                            March 18, 1997
-------------------------------------------------------
                   Lynn H. Johnston

             /s/  FRANK S. MCGAUGHEY, III                  Director                            March 14, 1997
-------------------------------------------------------
                Frank S. McGaughey, III

                       SIGNATURE                                     TITLE                           DATE
                       ---------                                     -----                           ----
---------------------------------------------------        Director                            March   , 1997
                William A. Parker, Jr.

                /s/  CLARENCE H. RIDLEY                    Director                            March 18, 1997
---------------------------------------------------
                  Clarence H. Ridley

                /s/  CLARENCE H. SMITH                     Senior Vice President               March 15, 1997
---------------------------------------------------           and Director
                   Clarence H. Smith

                /s/  ROBERT R. WOODSON                     Director                            March 17, 1997
---------------------------------------------------
                   Robert R. Woodson

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

(In thousands)

Column A                                           Column B          Column C-1            Column D         Column E
------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                  Balance at           charged                               Balance at
                                                 beginning of       to costs and            Deductions-      end of
Description                                         period            expenses              describe (1)     period
-----------                                      ------------       ------------            ------------     -----------
Year ended December 31, 1996:
  Allowance for doubtful accounts                   $7,105             $4,416                $4,416           $7,105
                                                    ======             ======                ======           ======

Year ended December 31, 1995:
  Allowance for doubtful accounts                   $7,105             $2,854                $2,854           $7,105
                                                    ======             ======                ======           ======

Year ended December 31, 1994:
  Allowance for doubtful accounts                   $6,485             $2,773                $2,153           $7,105
                                                    ======             ======                ======           ======





(1) Uncollectible accounts written off, net of recoveries and the disposal value of repossessions.

(2) Column C-2 "Additions Charged To Other Accounts" has been omitted as the response is "none".

                                 EXHIBIT INDEX

                       HAVERTY FURNITURE COMPANIES, INC.

                   10-K FOR THE YEAR ENDED DECEMBER 31, 1996



   Exhibit No.                                                     Description
   -----------                                                     -----------
     3.1.3                                    Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc.
                                              as amended on April 28, 1995.

     4.1.2                                    Second Amendment to Note Agreement dated July 19, 1996, between Haverty
                                              Furniture Companies, Inc. and The Prudential Insurance Company of America,
                                              as previously amended.


    10.3.1                                    Amendment No. One to Thrift Plan and Trust, as previously amended and restated, effective July 1, 1994.


    10.3.2                                    Amendment No. Two to Thrift Plan and Trust, as previously amended and restated, effective January 1, 1989.


    10.3.3                                    Amendment No. Three to Thrift Plan and Trust, as previously amended and restated, effective January 1, 1997.


    10.12                                     Form of Agreement dated January 1, 1997, Regarding Change in Control with the following Named Executive Officers:  John E. Slater, Jr., Dennis L.
                                              Fink, Clarence H. Smith and M. Tony Wilkerson.


    10.13                                     Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee directors:  Rawson Haverty, Jr. (a Named Executive
                                              Officer) and Fred J. Bates.


    21.1                                      Subsidiaries of the Registrant


    23.1                                      Consent of Ernst & Young LLP


    27                                        Financial Data Schedule (for SEC use only)