Form 10-K/A
period 1996-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1997-03-20
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                    COMMISSION FILE NUMBER:     0-8498


                       HAVERTY FURNITURE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



              MARYLAND                                  58-0281900
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)


  866 WEST PEACHTREE STREET, N.W., ATLANTA, GA             30308
    (Address of principal executive offices)             (Zip Code)



    Registrant's telephone number, including area code:  (404) 881-1911

          Securities registered pursuant to Section 12(b) of the Act:


    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------               -----------------------------------------

          None                                          None


          Securities registered pursuant to Section 12(g) of the Act:

    COMMON STOCK ($1.00 PAR VALUE), CLASS A COMMON STOCK ($1.00 PAR VALUE)
                                (Title of class)

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ending December 31, 1996, as set forth below:


                 Part II, Item 8 and Part IV, Item 14(a)(1).

                 Consolidated Statements of Stockholders Equity -- Fiscal years ended December 31, 1996, 1995 and 1994

                                                  CONSOLIDATED STATEMENTS
                                                  OF STOCKHOLDERS' EQUITY

                                                  ------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Class A
                                          Common    Common
                                           Stock     Stock    Additional
                                          ($1 Par   ($1 Par    Paid-in     Retained    Treasury
(In thousands, except per share data)     Value)    Value)     Capital     Earnings     Stock      Total
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1993               $8,765    $3,354    $30,443     $ 83,433    $(5,577)   $120,418
  Net income                                  --        --          --       12,538         --      12,538
  Cash dividends on common stock:
     Amount                                   --        --          --       (3,082)        --      (3,082)
     Per share:
       Common -- $.275
       Class A Common -- $.255
  Conversion of Class A Common Stock          80       (80)         --           --         --          --
  Stock option transactions, net              84        40       1,057           --         --       1,181
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1994               8,929     3,314      31,500       92,889     (5,577)    131,055
  Net income                                  --        --          --       12,183         --      12,183
  Cash dividends on common stock:
     Amount                                   --        --          --       (3,406)        --      (3,406)
     Per share:
       Common -- $.30
       Class A Common -- $.28
  Conversion of Class A Common Stock         100      (100)         --           --         --          --
  Stock option transactions, net             126         3         994           --         --       1,123
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995               9,155     3,217      32,494      101,666     (5,577)    140,955
  Net income                                  --        --          --       12,247         --      12,247
  Cash dividends on common stock:
     Amount                                   --        --          --       (3,508)        --      (3,508)
     Per share:
       Common -- $.3050
       Class A Common -- $.2850
  Conversion of Class A Common Stock          49       (49)         --           --         --          --
  Stock option transactions, net             102        24       1,062           --         --       1,188
  Treasury stock issued                       --        --          --           --         34          34
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               $9,306    $3,192    $33,556     $110,405    $(5,543)   $150,916
==========================================================================================================

See accompanying notes to consolidated financial statements.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HAVERTY FURNITURE COMPANIES, INC.



                                  By:   /s/ Dennis L. Fink
                                        ---------------------------------
                                        Dennis L. Fink
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)




Date: March 20, 1997

                                 SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan has caused this annual report to be signed on the 20th day of March 1997, by the undersigned thereunto duly authorized.



                                        HAVERTY FURNITURE COMPANIES, INC.
                                                   THRIFT PLAN



                                        By  /s/ Dennis L. Fink
                                            ----------------------------------
                                            Dennis L. Fink
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)



                                        By  /s/ Hugh G. Wells
                                            ----------------------------------
                                            Hugh G. Wells
                                            Vice President and Treasurer



                                        By  /s/ Dan C. Bryant
                                            ---------------------------------
                                            Dan C. Bryant
                                            Controller
                                            (Principal accounting officer)