Form 10-Q
period 1997-03-31
HAVERTY FURNITURE COMPANIES INC
filed 1997-05-14
CIK 216085

==============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

 (Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997


                                     OR


     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from ___________ to ___________


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
                                                            --------------


           -------------------------------------------------------

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

        The number of shares outstanding of the registrant's two classes of $1
par value common stock as of April 20, 1997 were:   Common Stock -- 8,758,536;
Class A Common Stock -- 2,933,696.

                      HAVERTY FURNITURE COMPANIES, INC.

                                    INDEX





                                                                                 Page No.

Part I.   Financial Information:

          Condensed Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996                                     1


          Condensed Consolidated Statements of Income -
            Three months ended March 31, 1997 and 1996                               3


          Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 1997 and 1996                               4


          Notes to Condensed Consolidated Financial Statements                       5


          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      6


Part II.  Other Information                                                          8


                        PART I.  FINANCIAL INFORMATION

                        ------------------------------

              HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share data)




                                                                                 March 31                December 31
                                                                                   1997                      1996
                                                                              -------------             ------------


ASSETS

Current Assets
  Cash and cash equivalents                                                        $    218                 $    414

  Accounts receivable                                                               203,658                  208,014
  Less allowance for doubtful accounts                                                7,105                    7,105
                                                                                   --------                 --------

                                                                                    196,553                  200,909

  Inventories, at LIFO                                                               80,540                   77,385

  Other current assets                                                                4,472                    4,422
                                                                                   --------                 --------


                                                   TOTAL CURRENT ASSETS             281,783                  283,130


Property and equipment                                                              185,259                  178,791
  Less accumulated depreciation and amortization                                     67,423                   64,441
                                                                                   --------                 --------

                                                                                    117,836                  114,350

Other assets                                                                          2,348                    2,395
                                                                                   --------                 --------

                                                                                   $401,967                 $399,875
                                                                                   ========                 ========


              HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (Continued)

                                                                                   March 31               December 31
                                                                                     1997                    1996
                                                                                   --------               -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable to banks                                                           $ 80,200                 $ 80,500
  Accounts payable and accrued expenses                                              37,174                   35,412
  Income taxes                                                                        1,337                    1,103
  Deferred income taxes                                                                 519                      519
  Current portion of long-term debt and
    capital lease obligations                                                         8,165                    7,906
                                                                                   --------                 --------

                                               TOTAL CURRENT LIABILITIES            127,395                  125,440



Long-term debt and capital lease obligations,
  less current portion                                                              119,389                  120,434

Deferred income taxes                                                                   826                      826

Other liabilities                                                                     2,285                    2,259

Stockholders' Equity
  Capital stock, par value $1 per share --
    Preferred Stock, Authorized:  1,000,000 shares;
       Issued:  None
    Common Stock, Authorized:  1997 and 1996 -- 50,000,000 shares;
       Issued:  1997 -- 9,375,464 shares;
       1996 -- 9,306,114 shares (including shares in treasury:
       1997 -- 594,328; 1996 -- 494,328)                                              9,376                    9,306
    Convertible Class A Common Stock, Authorized:
       1997 and 1996 -- 15,000,000 shares;
       Issued:  1997 -- 3,182,751 shares; 1996 -- 3,191,804 shares
       (including shares in treasury:  1997 and 1996 -- 249,055)                      3,183                    3,192
    Additional paid-in capital                                                       34,047                   33,556
    Retained earnings                                                               112,147                  110,405
                                                                                   --------                 --------

                                                                                    158,753                  156,459

    Less cost of Common Stock and
       Convertible Class A Common Stock in treasury                                   6,681                    5,543
                                                                                   --------                 --------

                                                                                    152,072                  150,916
                                                                                   --------                 --------

                                                                                   $401,967                 $399,875
                                                                                   ========                 ========



See notes to condensed consolidated financial statements.

              HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share data)




                                                                                            Three Months Ended
                                                                                                  March 31
                                                                                        -----------------------------

                                                                                          1997                 1996
                                                                                        --------             --------

     Net sales                                                                          $114,749             $110,750

     Cost of goods sold                                                                   60,280               58,090
                                                                                        --------             --------
       Gross profit                                                                       54,469               52,660

     Credit service charges                                                                3,804                3,295
                                                                                        --------             --------

                                                                                          58,273               55,955

     Costs and expenses:
       Selling, general and administrative                                                49,205               47,717
       Interest                                                                            3,617                3,358
       Provision for doubtful accounts                                                     1,367                  898
                                                                                        --------             --------

                                                                                          54,189               51,973

     Other income, net                                                                        72                   19
                                                                                        --------             --------

                                 INCOME BEFORE INCOME TAXES                                4,156                4,001

     Income taxes                                                                          1,496                1,480
                                                                                        --------             --------

                                                 NET INCOME                             $  2,660             $  2,521
                                                                                        ========             ========
     Average number of common and common
       equivalent shares outstanding                                                      11,678               11,637
                                                                                        ========             ========

     Earnings per share                                                                 $   0.23             $   0.22
                                                                                        ========             ========

     Cash dividends per common share:
       Common Stock                                                                     $  .0800             $  .0750
       Class A Common Stock                                                                .0750                .0700


See notes to condensed consolidated financial statements.

              HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                       Three Months Ended March 31
                                                                                 ---------------------------------------

                                                                                      1997                      1996
                                                                                 ------------              ------------

OPERATING ACTIVITIES
  Net income                                                                          $ 2,660                   $ 2,521
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                                    3,326                     3,075
       (Gain) Loss on sale of property and equipment                                      (19)                        3
       Provision for doubtful accounts                                                  1,367                       898
                                                                                      -------                   -------

                                                             Subtotal                   7,334                     6,497

       Changes in operating assets and liabilities:
         Accounts receivable                                                            2,989                    (7,623)
         Inventories                                                                   (3,155)                   (9,791)
         Other current assets                                                             (50)                     (721)
         Accounts payable and accrued expenses                                          1,762                     9,366
         Income taxes                                                                     234                       575
                                                                                      -------                   -------

                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   9,114                    (1,697)
                                                                                      -------                   -------

INVESTING ACTIVITIES
  Purchases of property and equipment                                                  (6,827)                   (7,176)
  Proceeds from sale of property and equipment                                             34                         9
  Other investing activities                                                               47                      (227)
                                                                                      -------                   -------

                                NET CASH USED IN INVESTING ACTIVITIES                  (6,746)                   (7,394)
                                                                                      -------                   -------

FINANCING ACTIVITIES
  Net (decrease) increase in short-term borrowings                                       (300)                   11,400
  Payment of long-term debt and capital lease obligations                                (786)                     (774)
  Treasury stock acquired                                                              (1,138)                      ---
  Exercise of stock options                                                               552                       489
  Dividends paid                                                                         (918)                     (858)
  Other financing activities                                                               26                       (40)
                                                                                      -------                   -------

                  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 $(2,564)                   10,217
                                                                                      -------                   -------



(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (196)                    1,126

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          414                     2,146
                                                                                      -------                   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   218                   $ 3,272
                                                                                      =======                   =======


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




NOTE C - Supplementary Cash Flow Information

The Company made total cash payments for interest (including capitalized interest) of approximately $3,600,000 and $3,300,000 for the three months ended March 31, 1997 and 1996, respectively.

The Company made total income tax payments of $1,337,000 and $951,000 for the three months ended March 31, 1997 and 1996, respectively.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



FORWARD-LOOKING INFORMATION

         Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


RESULTS OF OPERATIONS

         Net sales for the quarter increased 3.6% from $110,750,000 to $114,749,000. Comparable-store sales decreased 2.4%. A store's results are included in the comparable-store sales computation in its thirteenth month of operation.

         Gross profit as a percent of net sales was 47.5% for the first quarter of both 1997 and 1996. The Company has not utilized discount promotions to increase sales levels.

         Credit sales continued at approximately the same rate as in the prior year period with similar levels of interest promotions. Credit service charges increased to 3.3% of net sales in the first quarter of 1997 from 3.0% in the first quarter of 1996 as the pace of sales increases slowed and free-interest periods have expired on many promotions originated in 1996. Under the Company's credit programs, retroactive interest is not charged to customers who do not completely pay off the balance during the free interest or deferred payment period, unlike many competitors' credit programs.

         The provision for doubtful accounts as a percent of net sales increased to 1.2% for the first quarter of 1997 from 0.8% in the first quarter of 1996. This higher level reflects the increased delinquencies and bankruptcies experienced in the consumer lending industry. Management believes that write-offs will continue at the current approximate dollar level for the remainder of the year.

         Selling, general and administrative expenses as a percent of sales decreased to 42.9% for the first quarter of 1997 compared with 43.1% in the year-ago period. Expenditures for advertising were well above historical averages in the first quarter of 1996. Advertising expense decreased as a percent of sales 1.3% in the first quarter of 1997 as compared to the 1996 period. This decrease was offset by higher occupancy costs and the expenses related to the relocation of the Dallas, Texas distribution center.

         Interest expense increased 0.1% as a percent of net sales as average debt levels increased 6.2% to support capital expenditures. The impact on expense from increased debt levels was lessened by a 16- basis points decrease in the Company's effective interest rate for the first quarter of 1997 as compared to the same period of 1996.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS
                                 (continued)



LIQUIDITY AND SOURCES OF CAPITAL

         The Company has used internally generated funds and bank borrowings to finance its continuing operations and growth. Net cash provided by operating activities was $9.1 million in the first quarter of 1997. The Company carries its own customer accounts receivable which provided positive cash flows as receivables decreased $3.0 million during the quarter.

         Investing activities used $6.7 million of cash in the first quarter of 1997 compared to $7.4 million in the year-ago period. During the first quarter of 1997, capital expenditures of $6.8 million included improvements for two new locations which opened during the second quarter. Expenditures were also made for additional projects which will be completed during 1997 and 1998.

         Financing activities used $2.6 million of cash during the first quarter of 1997 including $1.1 million for the acquisition of treasury stock.

         The Company has arrangements with eight banks under line-of-credit agreements to borrow up to $119 million. At March 31, 1997, of this amount, $84 million were committed lines ($16.2 million unused) and $35 million were uncommitted lines ($22.6 million unused). Borrowings accrue interest at competitive money-market rates and all lines are reviewed annually for renewal.

         In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with fixed-rate or capped-rate debt as determined by the interest rate environment (75% of total debt was interest-rate protected at March 31, 1997). The Company's average effective interest rates on all borrowings (excluding capital leases) was 7.1% at March 31, 1997.

         The preliminary estimate of capital expenditures for the remainder of 1997 is approximately $4.0 million. This estimate includes the completion costs for one new store and improvements for two leased locations and projects which will be started in 1997 and completed in later years. In addition, the Company has committed to lease eight stores and a distribution center under operating lease agreements with initial five-year and three-year terms.
Minimum commitments, including residual values, for such properties to be leased aggregate $46.0 million. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.


SEASONALITY

         Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year, particularly in the fourth quarter.

                         PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits filed with this report.

        Exhibit 27 - Financial Data Schedule.


        (b)  Reports on Form 8-K.

        None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAVERTY FURNITURE COMPANIES, INC.
                                                  (Registrant)




Date            May 14, 1997            By  /s/ Dennis L. Fink
    ------------------------------          ------------------------------------
                                            Dennis L. Fink, Executive
                                             Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)



                                        By  /s/ Hugh G. Wells
                                            ------------------------------------
                                            Hugh G. Wells, Vice President
                                             & Treasurer




                                        By  /s/ Dan C. Bryant
                                            ------------------------------------
                                            Dan C. Bryant, Controller
                                            (principal accounting officer)

                                EXHIBIT INDEX

                      HAVERTY FURNITURE COMPANIES, INC.

                  10-Q FOR THE QUARTER ENDED MARCH 31, 1997




        27      --  Financial Data Schedule.