Form 10-Q
period 1997-06-30
HAVERTY FURNITURE COMPANIES INC
filed 1997-08-14
CIK 216085

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

  (MARK ONE)

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                 -------------

                                     OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO
                                               -------  -------


                       COMMISSION FILE NUMBER: 0-8498
                                               ------



                      HAVERTY FURNITURE COMPANIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                           MARYLAND                           58-0281900
               -------------------------------             ----------------
               (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)             Identification No.)



      866 WEST PEACHTREE STREET, N.W., ATLANTA, GEORGIA          30308
      -------------------------------------------------        ----------
          (Address of principal executive offices)             (Zip Code)



     Registrant's telephone number, including area code:  (404) 881-1911
                                                          --------------


       ------------------------------------------------------------------

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

         The number of shares outstanding of the registrant's two classes of $1 par value common stock as of August 12, 1997 were: Common Stock -- 8,701,599; Class A Common Stock -- 2,929,222.

                      HAVERTY FURNITURE COMPANIES, INC.

                                    INDEX

                                                                        Page No.

Part I.    Financial Information:

           Condensed Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996                        1


           Condensed Consolidated Statements of Income -
             Quarter and six months ended June 30, 1997 and 1996        3


           Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 1997 and 1996                    4


           Notes to Condensed Consolidated Financial Statements         5


           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        6

Part II.   Other Information                                            8


                        PART I. FINANCIAL INFORMATION

                    --------------------------------------

              HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share data)

                                                                              June 30      December 31
                                                                               1997           1996
                                                                             --------      -----------

ASSETS

Current Assets
   Cash and cash equivalents                                                 $    944      $    414

   Accounts receivable                                                        198,803       208,014
   Less allowance for doubtful accounts                                         7,105         7,105
                                                                             --------      --------

                                                                              191,698       200,909


   Inventories, at LIFO                                                        81,143        77,385

   Other current assets                                                         6,533         4,422
                                                                             --------      --------



                                       TOTAL CURRENT ASSETS                   279,450       283,130


Property and equipment                                                        188,719       178,791
   Less accumulated depreciation and amortization                              69,169        64,441
                                                                             --------      --------
                                                                              119,550       114,350

Other assets                                                                    2,022         2,395
                                                                             --------      --------

                                                                             $401,890      $399,875
                                                                             ========      ========


              HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (Continued)


                                                                  June 30   December 31
                                                                    1997        1996
                                                                 ---------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                        $  86,300  $    80,500
   Accounts payable and accrued expenses                            37,007       35,412
   Income taxes                                                         --        1,622
   Current portion of long-term debt and
     capital lease obligations                                       8,425        7,906
                                                                 ---------  -----------

                                    TOTAL CURRENT LIABILITIES      131,732      125,440

Long-term debt and capital lease obligations,
   less current portion                                            115,925      120,434

Deferred income taxes                                                  826          826

Other liabilities                                                    2,320        2,259

Stockholders' Equity
   Capital stock, par value $1 per share --
     Preferred Stock, Authorized:  1,000,000 shares;
       Issued:  None
     Common Stock, Authorized:  1997 and 1996 --
       50,000,000 shares; Issued:  1997 -- 9,376,218 shares;
       1996 -- 9,306,114 shares (including shares in treasury:
       1997 -- 716,133; 1996 -- 494,328)                             9,376        9,306
     Convertible Class A Common Stock, Authorized:
       1997 and 1996 -- 15,000,000 shares; Issued: 1997--
       3,182,751 shares; 1996 -- 3,191,804 shares (including
       shares in treasury:  1997 and 1996 -- 249,055)                3,183        3,192
     Additional paid-in capital                                     34,059       33,556
     Retained earnings                                             112,603      110,405
                                                                 ---------  -----------

                                                                   159,221      156,459
     Less cost of Common Stock and
       Convertible Class A Common Stock in treasury                  8,134        5,543
                                                                 ---------  -----------

                                                                   151,087      150,916
                                                                 ---------  -----------

                                                                 $ 401,890  $   399,875
                                                                 =========  ===========


See notes to condensed consolidated financial statements.

              HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share data)


                                                            Quarter Ended       Six Months Ended
                                                               June 30               June 30
                                                        --------------------  --------------------

                                                          1997        1996       1997       1996
                                                        ---------  ---------  ---------  ---------

Net sales                                               $ 113,006  $ 103,341  $ 227,755  $ 214,091
Cost of goods sold                                         60,143     54,279    120,423    112,369
                                                        ---------  ---------  ---------  ---------

   Gross profit                                            52,863     49,062    107,332    101,722

Credit service charges                                      4,032      3,150      7,836      6,445
                                                        ---------  ---------  ---------  ---------

                                                           56,895     52,212    115,168    108,167

Costs and expenses:

   Selling, general and administrative                     49,542     46,132     98,747     93,849
   Interest                                                 3,702      3,734      7,319      7,092
   Provision for doubtful accounts                          1,547        981      2,914      1,879
                                                        ---------  ---------  ---------  ---------

                                                           54,791     50,847    108,980    102,820
                                                        ---------  ---------  ---------  ---------


Other income, net                                              47         40        119         59
                                                        ---------  ---------  ---------  ---------

                           INCOME BEFORE INCOME TAXES       2,151      1,405      6,307      5,406

Income taxes                                                  774        520      2,270      2,000
                                                        ---------  ---------  ---------  ---------

                                           NET INCOME   $   1,377  $     885  $   4,037  $   3,406
                                                        =========  =========  =========  =========

Average number of common and common
   equivalent shares outstanding                           11,678     11,689     11,678     11,663
                                                        =========  =========  =========  =========

Earnings per share                                      $    0.12  $    0.08  $    0.35  $    0.29
                                                        =========  =========  =========  =========


Cash dividends per common share:
   Common Stock                                         $   .0800  $   .0750  $   .1600  $   .1500
   Class A Common Stock                                     .0750      .0700      .1500      .1400



See notes to condensed consolidated financial statements.

              HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)


                                                                        Six Months Ended June 30
                                                                        ------------------------

                                                                            1997        1996
                                                                          -------     -------
OPERATING ACTIVITIES
   Net income                                                             $ 4,037     $ 3,406
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                        6,787       6,276
       Provision for doubtful accounts                                      2,914       1,879
       Loss on sale of property and equipment                                  --          24
                                                                          -------     -------

                                                               Subtotal    13,738      11,585

       Changes in operating assets and liabilities:
          Accounts receivable                                               6,297      (9,268)
          Inventories                                                      (3,758)     (9,560)
          Other current assets                                             (1,243)      1,015
          Accounts payable and accrued expenses                             1,595      (4,269)
          Income taxes                                                     (2,490)     (2,008)
                                                                          -------     -------

                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    14,139     (12,505)
                                                                          -------     -------

INVESTING ACTIVITIES
   Purchases of property and equipment                                    (12,068)    (10,839)
   Proceeds from sale of property and equipment                                81          74
   Other investing activities                                                 373         (70)
                                                                          -------     -------

                                  NET CASH USED IN INVESTING ACTIVITIES   (11,614)    (10,835)
                                                                          -------     -------

FINANCING ACTIVITIES
   Net increase in short-term borrowings                                    5,800      27,800
   Payment of long-term debt and capital lease obligations                 (3,990)     (4,004)
   Purchase of treasury shares                                             (2,591)         --
   Exercise of stock options                                                  564         568
   Dividends paid                                                          (1,839)     (1,720)
   Other financing activities                                                  61          36
                                                                          -------     -------

                    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    (1,995)     22,680
                                                                          -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              530        (660)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              414       2,146
                                                                          -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   944     $ 1,486
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

NOTE C - Supplementary Cash Flow Information

The Company made total cash payments for interest (including capitalized interest) of approximately $7,230,000 and $6,800,000 for the six months ended June 30, 1997 and 1996, respectively.

The Company made total income tax payments of $4,940,000 and $3,930,000 for the six months ended June 30, 1997 and 1996, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

RESULTS OF OPERATIONS

     Net sales for the second quarter and six months ended June 30, 1997 increased 9.4% and 6.4% over the same periods for 1996, respectively. Comparable-store sales increased 1.7% and decreased 0.4% over the year-earlier periods, respectively. A new store's results are included in the comparable-store sales computation on the one-year anniversary of its opening.

     Gross margin as a percent of net sales decreased to 46.8% from 47.5% and 47.1% from 47.5% for the quarter and six months ended June 30, 1997, respectively. The transition to the Company's new Dallas warehouse facility accelerated the merchandise close out process and resulted in lower gross margins as excess inventory was sold.

     Credit sales continued at approximately the same rate as in the prior year periods with similar levels of interest promotions. The pace of sales increases has slowed and free-interest periods have expired on many promotions originated in 1996. Accordingly, credit service charges as a percent of net sales increased to 3.5% from 3.0% for the quarter and six months ended June 30, 1997. Under the Company's credit programs, retroactive interest is not charged to customers who do not completely pay off the balance during the free- interest or deferred payment period, unlike many competitors' credit programs.

     The provision for doubtful accounts increased to 1.4% from 0.9% and 1.3% from 0.9% for the quarter and six months ended June 30, 1997, respectively. This higher level reflects the increased delinquencies and bankruptcies experienced in the consumer lending industry. Management believes that, given the current consumer credit environment, the dollar level of write-offs will increase for the remainder of the year.

     Selling, general and administrative expenses as a percent of net sales decreased to 43.8% from 44.6% and 43.4% from 43.8% for the quarter and six months ended June 30, 1997, respectively. The implementation of the on-line inventory and automated store system in all locations was completed during the second quarter of 1997. The centralized advertising production and purchasing and the completion of the on-line systems have improved these processes and reduced their related costs.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                 (continued)

     Interest expense decreased 0.3% and 0.2% as a percent of net sales for the quarter and six-month period, respectively. The Company's effective interest rate was unchanged from the prior periods at 7.2% for the quarter and 7.1% for the six-month period. The average debt levels decreased 0.7% and increased 2.6% for the quarter and six-month period, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company has used internally generated funds and bank borrowings to finance its continuing operations and growth. Net cash provided by activities was $14.1 million during the first six months of 1997. The Company carries its own customer accounts receivables which provided positive cash flows as receivables decreased $6.3 million.

     Investing activities used $11.6 million of cash during the six months ended June 30, 1997. The Company opened two replacement stores and three new stores in addition to relocating one of its major distribution centers during this period. Capital expenditures were $12.1 million for improvements of these leased properties and other locations which are scheduled to open in the last half of 1997.

     Financing activities used $2.0 million of cash during the six months ended June 30, 1997. The Company used $2.6 million during the period for the acquisition of treasury stock.

     The Company has arrangements with seven banks under line-of-credit agreements to borrow up to $131 million. At June 30, 1997, of this amount $96 million were committed lines ($38.6 million unused) and $35 million were uncommitted lines ($6.1 million unused). Borrowings accrue interest at competitive money-market rates and all lines are reviewed annually for renewal.

     In addition to cash flows from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with fixed-rate and capped-rate debt as determined by the interest rate environment (72% of total debt was interest-rate protected at June 30, 1997). The Company's average effective interest rates on all borrowings (excluding capital leases) was 7.0% at June 30, 1997.

     Four replacement stores are scheduled to open in the second half of 1997. One of these new facilities will be owned with the others held under operating leases. Capital expenditures for the remainder of 1997 to support this expansion as well as 1997 costs for improvements on projects which will be completed in 1998 are estimated to be $6.0 million. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

SEASONALITY

     Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year, particularly in the fourth quarter

                          PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The 1997 Annual Meeting of Stockholders of the Company was held on April 25,
1997.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

         William A. Parker, Jr.
         Robert R. Woodson
         L. Phillip Humann
         John T. Glover

The number of votes cast "for" or "withheld" was as follows: Mr. Parker = For -- 7,884,786, Withheld -- 254,771; Mr. Woodson = For -- 8,119,275, Withheld --
20,282; Mr. Humann = For -- 8,118,611, Withheld -- 20,946; Mr. Glover = For
7,891,538, Withheld -- 248,019.

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

The number of votes cast by the holders of Class A Common Stock was as follows: for each of the above nominees, except Rawson Haverty, For -- 2,882,783; Withheld -- 22; Mr. Haverty = For -- 2,882,534; Withheld -- 271.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits filed with this report.

         27       --  Financial Data Schedule.

         (b)  Reports on Form 8-K.

         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HAVERTY FURNITURE COMPANIES, INC.
                                                       (Registrant)




Date         August 14, 1997                 By  /s/ Dennis L. Fink
      ----------------------------              --------------------------------
                                                 Dennis L. Fink,
                                                 Executive Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)




                                             By  /s/ Hugh G. Wells
                                                --------------------------------
                                                 Hugh G. Wells, Vice President
                                                   & Treasurer




                                             By  /s/ Dan C. Bryant
                                                --------------------------------
                                                 Dan C. Bryant, Controller
                                                 (principal accounting officer)

                                EXHIBIT INDEX

                      HAVERTY FURNITURE COMPANIES, INC.

                   10-Q FOR THE QUARTER ENDED JUNE 30, 1997




        27       --  Financial Data Schedule.