Form 10-Q/A
period 1997-06-30
HAVERTY FURNITURE COMPANIES INC
filed 1997-09-05
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The undersigned Registrant hereby amends the following item or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, as set forth below:


                  Part I, Item 1.   Financial Statements.

                  Part II, Item 6.  Exhibits and Reports on Form 8-K.

                          PART I. FINANCIAL INFORMATION

                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)




                                                                               June 30       December 31
                                                                                 1997            1996
                                                                               --------      -----------
ASSETS

Current Assets
   Cash and cash equivalents                                                   $    944       $    414

   Accounts receivable                                                          198,803        208,014
   Less allowance for doubtful accounts                                           7,105          7,105
                                                                               --------       --------

                                                                                191,698        200,909


   Inventories, at LIFO                                                          81,143         77,385

   Other current assets                                                           6,533          4,422
                                                                               --------       --------



                                                      TOTAL CURRENT ASSETS      280,318        283,130


Property and equipment                                                          188,719        178,791
   Less accumulated depreciation and amortization                                69,169         64,441
                                                                               --------       --------
                                                                                119,550        114,350

Other assets                                                                      2,022          2,395
                                                                               --------       --------

                                                                               $401,890       $399,875
                                                                               ========       ========



               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                June 30       December 31
                                                                                 1997            1996
                                                                               --------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                                      $ 86,300       $ 80,500
   Accounts payable and accrued expenses                                         37,007         35,412
   Income taxes                                                                      --          1,622
   Current portion of long-term debt and
     capital lease obligations                                                    8,425          7,906
                                                                               --------       --------

                                                  TOTAL CURRENT LIABILITIES     131,732        125,440

Long-term debt and capital lease obligations,
   less current portion                                                         115,925        120,434

Deferred income taxes                                                               826            826

Other liabilities                                                                 2,320          2,259

Stockholders' Equity
   Capital stock, par value $1 per share --
     Preferred Stock, Authorized:  1,000,000 shares;
       Issued:  None
     Common Stock, Authorized:  1997 and 1996 --
       50,000,000 shares; Issued:  1997 -- 9,376,218 shares;
       1996 -- 9,306,114 shares (including shares in treasury:
       1997 -- 716,133; 1996 -- 494,328)                                          9,376          9,306
     Convertible Class A Common Stock, Authorized:
       1997 and 1996 -- 15,000,000 shares; Issued:1997--
       3,182,751 shares; 1996 -- 3,191,804 shares (including
       shares in treasury:  1997 and 1996 -- 249,055)                             3,183          3,192
     Additional paid-in capital                                                  34,059         33,556
     Retained earnings                                                          112,603        110,405
                                                                               --------       --------

                                                                                159,221        156,459
     Less cost of Common Stock and
       Convertible Class A Common Stock in treasury                               8,134          5,543
                                                                               --------       --------

                                                                                151,087        150,916
                                                                               --------       --------

                                                                               $401,890       $399,875
                                                                               ========       ========


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                           Quarter Ended        Six Months Ended
                                                               June 30               June 30
                                                        -------------------   -------------------


                                                          1997       1996      1997         1996
                                                        --------   --------   --------   --------
Net sales                                               $113,006   $103,341   $227,755   $214,091
Cost of goods sold                                        60,143     54,279    120,423    112,369
                                                        --------   --------   --------   --------

   Gross profit                                           52,863     49,062    107,332    101,722

Credit service charges                                     4,032      3,150      7,836      6,445
                                                        --------   --------   --------   --------

                                                          56,895     52,212    115,168    108,167

Costs and expenses:
   Selling, general and administrative                    49,542     46,132     98,747     93,849
   Interest                                                3,702      3,734      7,319      7,092
   Provision for doubtful accounts                         1,547        981      2,914      1,879
                                                        --------   --------   --------   --------

                                                          54,791     50,847    108,980    102,820
                                                        --------   --------   --------   --------


Other income, net                                             47         40        119         59
                                                        --------   --------   --------   --------

                       INCOME BEFORE INCOME TAXES          2,151      1,405      6,307      5,406

Income taxes                                                 774        520      2,270      2,000
                                                        --------   --------   --------   --------

                                       NET INCOME       $  1,377   $    885   $  4,037   $  3,406
                                                        ========   ========   ========   ========

Average number of common and common
   equivalent shares outstanding                          11,678     11,689     11,678     11,663
                                                        ========   ========   ========   ========

Earnings per share                                      $   0.12   $   0.08   $   0.35   $   0.29
                                                        ========   ========   ========   ========


Cash dividends per common share:
   Common Stock                                         $  .0800   $  .0750   $  .1600   $  .1500
   Class A Common Stock                                    .0750      .0700      .1500      .1400


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                               Six Months Ended June 30
                                                                               ------------------------

                                                                                 1997           1996
                                                                               --------       ---------
OPERATING ACTIVITIES
   Net income                                                                  $  4,037       $  3,406
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                              6,787          6,276
       Provision for doubtful accounts                                            2,914          1,879
       Loss on sale of property and equipment                                        --             24
                                                                               --------       --------

                                                               Subtotal          13,738         11,585

       Changes in operating assets and liabilities:
          Accounts receivable                                                     6,297         (9,268)
          Inventories                                                            (3,758)        (9,560)
          Other current assets                                                   (1,243)         1,015
          Accounts payable and accrued expenses                                   1,595         (4,269)
          Income taxes                                                           (2,490)        (2,008)
                                                                               --------       --------

                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          14,139        (12,505)
                                                                               --------       --------

INVESTING ACTIVITIES
   Purchases of property and equipment                                          (12,068)       (10,839)
   Proceeds from sale of property and equipment                                      81             74
   Other investing activities                                                       373            (70)
                                                                               --------       --------

                                  NET CASH USED IN INVESTING ACTIVITIES         (11,614)       (10,835)
                                                                               --------       --------

FINANCING ACTIVITIES
   Net increase in short-term borrowings                                          5,800         27,800
   Payment of long-term debt and capital lease obligations                       (3,990)        (4,004)
   Purchase of treasury shares                                                   (2,591)            --
   Exercise of stock options                                                        564            568
   Dividends paid                                                                (1,839)        (1,720)
   Other financing activities                                                        61             36
                                                                               --------       --------

                    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (1,995)        22,680
                                                                               --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    530           (660)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    414          2,146
                                                                               --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    944       $  1,486
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

The Company made total income tax payments of $5,800,000 and $3,930,000 for the six months ended June 30, 1997 and 1996, respectively.

                           PART II. OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

        (a)  The following exhibits are hereby filed with this report:


        27       --  Financial Data Schedule.


        (b)  Reports on Form 8-K.

        None.

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




Date:  September 5, 1997