Form 10-Q
period 1997-09-30
HAVERTY FURNITURE COMPANIES INC
filed 1997-11-13
CIK 216085

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                                  ------------------
                                       OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM        TO
                                                  --------  --------

                         COMMISSION FILE NUMBER: 0-8498
                                                 ------

                        HAVERTY FURNITURE COMPANIES, INC.
--------------------------------------------------------------------------------
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

-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No

             ------      ------

         The number of shares outstanding of the registrant's two classes of $1 par value common stock as of October 31, 1997 were: Common Stock -- 8,769,711; Class A Common Stock -- 2,925,431.

                       HAVERTY FURNITURE COMPANIES, INC.

                                     INDEX


                                                                                      Page No.

Part I.    Financial Information:

           Condensed Consolidated Balance Sheets -
             September 30, 1997 and December 31, 1996                                     1


           Condensed Consolidated Statements of Income -
             Quarter and nine months ended September 30, 1997 and 1996                    3


           Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1997 and 1996                                4


           Notes to Condensed Consolidated Financial Statements                           5


           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          6

Part II.   Other Information                                                              8


                          PART I. FINANCIAL INFORMATION

                       -----------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                                           September 30       December 31
                                                                               1997               1996
                                                                           ------------       -----------
ASSETS

Current Assets

   Cash and cash equivalents                                                 $    748          $    414

   Accounts receivable                                                        204,598           208,014
   Less allowance for doubtful accounts                                         7,455             7,105
                                                                             --------          --------

                                                                              197,143           200,909


   Inventories, at LIFO                                                        80,405            77,385

   Other current assets                                                         9,238             4,422
                                                                             --------          --------


                                   TOTAL CURRENT ASSETS                       287,534           283,130


Property and equipment                                                        188,586           178,791
   Less accumulated depreciation and amortization                              71,663            64,441
                                                                             --------          --------

                                                                              116,923           114,350

Other assets                                                                    2,053             2,395
                                                                             --------          --------

                                                                             $406,510          $399,875
                                                                             ========          ========

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                                                             September 30    December 31
                                                                                 1997            1996
                                                                             ------------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Notes payable to banks                                                    $ 82,400          $ 80,500
   Accounts payable and accrued expenses                                       42,101            35,412
   Income taxes                                                                   ---             1,622
   Current portion of long-term debt and
     capital lease obligations                                                  8,685             7,906
                                                                             --------          --------

                                     TOTAL CURRENT LIABILITIES                133,186           125,440

Long-term debt and capital lease obligations,
   less current portion                                                       114,958           120,434

Deferred income taxes                                                             826               826

Other liabilities                                                               2,341             2,259

Stockholders' Equity

   Capital stock, par value $1 per share --
     Preferred Stock, Authorized:  1,000,000 shares;
       Issued:  None
     Common Stock, Authorized:  1997 and 1996 --
       50,000,000 shares; Issued:  1997 -- 9,503,769 shares;
       1996 -- 9,306,114 shares (including shares in treasury:
       1997 -- 716,133; 1996 -- 494,328)                                        9,504             9,306
     Convertible Class A Common Stock, Authorized:
       1997 and 1996 -- 15,000,000 shares; Issued:  1997 --
       3,175,486 shares; 1996 -- 3,191,804 shares (including
       shares in treasury:  1997 and 1996 -- 249,055)                           3,175             3,192
     Additional paid-in capital                                                35,042            33,556
     Retained earnings                                                        115,612           110,405
                                                                             --------          --------

                                                                              163,333           156,459
     Less cost of Common Stock and
       Convertible Class A Common Stock in treasury                             8,134             5,543
                                                                             --------          --------

                                                                              155,199           150,916
                                                                             --------          --------

                                                                             $406,510          $399,875
                                                                             ========          ========

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                          Quarter Ended                     Nine Months Ended
                                                                          September 30                        September 30
                                                                  -----------------------------       -------------------------

                                                                     1997               1996              1997           1996
                                                                  -----------       -----------       -----------      --------
Net sales                                                         $   128,160        $   117,079      $    355,915     $331,170
Cost of goods sold                                                     68,037             61,460           188,460      173,829
                                                                  -----------       ------------      ------------     --------

   Gross profit                                                        60,123             55,619           167,455      157,341

Credit service charges                                                  4,098              3,403            11,934        9,848
                                                                  -----------       ------------      ------------     --------

                                                                       64,221             59,022           179,389      167,189

Costs and expenses:
   Selling, general and administrative                                 52,320             48,637           151,067      142,486
   Interest                                                             3,524              3,669            10,843       10,761
   Provision for doubtful accounts                                      2,215              1,072             5,129        2,951
                                                                  -----------       ------------      ------------     --------
                                                                       58,059             53,378           167,039      156,198
                                                                  -----------       ------------      ------------     --------

                                                                        6,162              5,644            12,350       10,991

Other (expense) income, net                                               (29)               (14)               90           45
                                                                  -----------       ------------       -----------     --------

                           INCOME BEFORE INCOME TAXES                   6,133              5,630            12,440       11,036

Income taxes                                                            2,208              1,970             4,478        3,970
                                                                  -----------        -----------       -----------     --------

                                           NET INCOME             $     3,925        $     3,660       $     7,962     $  7,066
                                                                  ===========        ===========       ===========     ========

Average number of common and common
   equivalent shares outstanding                                       11,623             11,697            11,660       11,674
                                                                  ===========        ===========       ===========     ========

Earnings per share                                                $      0.34        $      0.31       $      0.68     $   0.61
                                                                  ===========        ===========       ===========     ========

Cash dividends per common share:
   Common Stock                                                   $     .0800        $     .0750       $     .2400     $  .2250
   Class A Common Stock                                                 .0750              .0700             .2250        .2100

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                          Nine Months Ended September 30
                                                                                   -----------------------------------------
                                                                                        1997                        1996
                                                                                   -------------               -------------
OPERATING ACTIVITIES
   Net income                                                                       $      7,962               $       7,066
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                      10,303                       9,408
       Provision for doubtful accounts                                                     5,129                       2,951
       Loss on sale of property and equipment                                                115                           7
                                                                                    ------------               -------------

                                                               Subtotal                   23,509                      19,432

       Changes in operating assets and liabilities:
          Accounts receivable                                                             (1,363)                    (16,585)
          Inventories                                                                     (3,020)                     (7,139)
          Other current assets                                                            (4,816)                       (520)
          Accounts payable and accrued expenses                                            6,689                       8,435
          Income taxes                                                                    (1,622)                     (1,004)
                                                                                    ------------               -------------

                              NET CASH PROVIDED BY OPERATING ACTIVITIES                   19,377                       2,619
                                                                                    ------------               -------------

INVESTING ACTIVITIES
   Purchases of property and equipment                                                   (13,112)                    (13,504)
   Proceeds from sale of property and equipment                                              121                         507
   Other investing activities                                                                342                        (106)
                                                                                    ------------               -------------

                                  NET CASH USED IN INVESTING ACTIVITIES                  (12,649)                    (13,103)
                                                                                    ------------               -------------

FINANCING ACTIVITIES
   Net increase in short-term borrowings                                                   1,900                       2,300
   Proceeds from issuance of long-term debt                                                  ---                      15,000
   Payment of long-term debt and capital lease obligations                                (4,697)                     (5,533)
   Purchase of treasury stock                                                             (2,591)                        ---
   Exercise of stock options                                                               1,667                         931
   Dividends paid                                                                         (2,755)                     (2,583)
   Other financing activities                                                                 82                         (81)
                                                                                    ------------               -------------

                    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (6,394)                     10,034
                                                                                    ------------               -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             334                        (450)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             414                       2,146
                                                                                    ------------               -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $        748               $       1,696
                                                                                    ============               =============

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

NOTE C - Supplementary Cash Flow Information

The Company made total cash payments for interest (including capitalized interest) of approximately $10,734,000 for both of the nine-month periods ended September 30, 1997 and 1996.

The Company made total income tax payments of approximately $8,400,000 and $4,800,000 for the nine months ended September 30, 1997 and 1996, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, the consumer spending environment for large ticket items, competition in the retail furniture industry and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

RESULTS OF OPERATIONS

         Net sales for the third quarter of 1997 increased 9.5% to $128.2 million compared to sales of $117.1 million for the third quarter of 1996. For the first nine months of 1997, sales increased 7.5% to $355.9 million from sales of $331.2 million for the comparable period in 1996. The sales increase for both periods was primarily attributable to new stores and larger replacement stores. Retail square footage increased 9.0% to 3,160,000 at the end of the third quarter of 1997 from 2,898,000 at the end of the third quarter of 1996. Comparable-store sales increased 2.7% and 0.7% for the third quarter and the nine months ended September 30, 1997, respectively. A store's results are included in the comparable-store sales computation beginning with the one year anniversary of its opening. Management believes that sales increases have been more difficult to achieve in the current periods due to more cautious consumer spending in the furniture category and increased competition from many financially pressured retailers.

         Gross profit as a percent of sales was 46.9% for the third quarter of 1997 compared to 47.5% for the comparable period of 1996. The decrease for the period was primarily attributable to inventory close-out sales in certain large markets as part of three store relocations. Gross profit as a percent of sales was 47.0% for the nine months ended September 30, 1997 compared to 47.5% for the same period of 1996. Store relocations and the transition to the Company's new Dallas warehouse facility accelerated the merchandise close-out process and resulted in lower gross margins as excess inventory was sold.

         Credit sales continued at approximately the same rate as in the prior year periods with similar levels of interest promotions. Sales increases have been smaller than in prior periods and free-interest periods have expired on many accounts generated under promotions run during 1996 and early 1997. Accordingly, credit service charges as a percent of net sales increased to 3.2% from 2.9% and increased to 3.4% from 3.0%, respectively, for the quarter and nine months ended September 30, 1997, as compared to the prior year periods.

         The provision for doubtful accounts as a percentage of net sales increased to 1.8% from 0.9% and increased to 1.4% from 0.9%, respectively, for the quarter and nine months ended September 30, 1997, as compared to the prior year periods. This includes an increase in the reserve for doubtful accounts as a percentage of net sales of 0.3% and 0.1% for the quarter and nine months, respectively. This higher level reflects the increased delinquencies and bankruptcies experienced in the consumer lending industry. The Company slightly tightened its parameters for credit approval during the third quarter of 1997. Management expects that, given the current consumer credit environment, the write-offs will remain at approximately 1.8% of net sales level for the remainder of the year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

         Selling, general and administrative expenses as a percent of net sales decreased to 40.8% from 41.5% and to 42.4% from 43.0%, respectively, for the quarter and nine months ended September 30, 1997, as compared to the prior year periods. During the second quarter of 1997, the Company completed the roll-out of its on-line inventory and automated store system to all of its locations. These systems have yielded improvements in warehouse and delivery processes and their related costs. The Company also moved further towards centralized production and purchasing of advertising during the first half of 1997, creating additional cost savings.

         Interest expense was relatively flat in actual dollars but decreased 0.5% and 0.2% as a percent of net sales for the quarter and nine-month period, respectively, as compared to the prior year periods. The Company's effective interest rate of 7.1 % and its average debt levels remained relatively unchanged for the quarter and nine-month period.

         Net earnings as a percent of net sales were 3.1% for the third quarter of 1997 and 1996 and were 2.2% and 2.1% for the nine months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

         The Company has used internally generated funds and bank borrowings to finance its continuing operations and growth. Net cash provided by operating activities was $19.4 million during the first nine months of 1997.

         Investing activities used $12.6 million of cash during the nine months ended September 30, 1997. The Company opened four replacement stores and three new stores in addition to relocating one of its major distribution centers during this period. Capital expenditures were $13.1 million for improvements of these leased properties and other locations which are scheduled to open in the fourth quarter of 1997.

         Financing activities used $6.4 million of cash during the nine months ended September 30, 1997. The Company used $2.6 million during the period for the acquisition of treasury stock.

         The Company has arrangements with seven banks under line-of-credit agreements to borrow up to $146 million. At September 30, 1997, of this amount, $96 million were committed lines ($32.7 million unused) and $50 million were uncommitted lines ($30.9 million unused). Borrowings accrue interest at competitive money-market rates and all lines are reviewed annually for renewal.

         In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with fixed-rate and capped-rate debt as determined by the interest rate environment (74% of total debt was interest-rate protected at September 30, 1997). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.1% at September 30, 1997.

         Three replacement stores are scheduled to open in the fourth quarter of 1997. One of these new facilities will be owned with the others held under operating leases. Capital expenditures for the fourth quarter of 1997, as well as 1997 costs for improvements on projects which will be completed in 1998, are estimated to be $4 million. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

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

                                           HAVERTY FURNITURE COMPANIES, INC.
                                                     (Registrant)

Date    November 13, 1997                  By  /s/ Dennis L. Fink
      ---------------------------              --------------------------------
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