Form 10-K
period 1997-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1998-03-24
CIK 216085

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period from____ to____

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                     ---
     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 28, 1998, was $115,844,187. The aggregate market value was computed by reference to the last transaction prices of the registrant's two classes of common stock on such date. For the purpose of this response only, executive officers, directors and holders of 5% or more of common stock are affiliates of the registrant.

     As of March 6, 1998, the number of shares outstanding of the registrant's two classes of $1.00 par value common stock were: Common Stock -- 8,911,356; Class A Common Stock -- 2,830,043.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement dated March 23, 1998, for the 1998 annual meeting of stockholders are incorporated by reference herein in response to Items 5 - 8 of Part II and to Part III of this report, except information on executive officers, which is included in Part I of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING INFORMATION

     Certain information included in this Annual Report on Form 10-K contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, the consumer spending environment for large ticket items, competition in the retail furniture industry and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

GENERAL

     Haverty Furniture Companies, Inc. (the "Company" or "Havertys") is a full-service home furnishings retailer. The Company operates 97 showrooms in 13 contiguous southern and central states. Havertys provides its customers with a wide selection of furniture and accessories primarily in the middle to upper-middle price ranges. As an added convenience to its customers, the Company offers financing through a revolving charge credit plan. The Company originated as a family business in 1885 in Atlanta, Georgia. Havertys has been a publicly held company since 1929, incorporated under the laws of the State of Maryland. The Company's corporate headquarters are located at 866 West Peachtree Street, N.W., Atlanta, Georgia, 30308.

BUSINESS STRATEGY

      The Company serves a target customer in the middle to upper-middle income ranges. Havertys has attracted this discriminating and demanding consumer by focusing on what it believes are the key elements of furniture retailing: stores, merchandise price and selection, and customer service. The Company has made investments in technology and in new retail stores. Havertys plans to continue to expand into new markets and strengthen its position in its current market areas utilizing existing distribution infrastructure.

STORES

     As of December 31, 1997, the Company operates 97 stores serving 60 cities in 13 states. Havertys has executed a program of remodeling and expanding showrooms and replacing smaller stores in growth markets with a new larger format store. Accordingly, the number of retail locations has increased by only seven since the year ended 1994, but total square footage has increased 34%. Havertys entered two new cities during 1997: Louisville and Lexington, Kentucky. The expansion into Kentucky was not with newly constructed stores. These leased locations were formerly occupied by an independent furniture operator, and were remodeled and reopened. The Company will use this approach and lease, remodel and open six stores during 1998 in Birmingham, Alabama, Bowling Green, Kentucky, Fredericksburg and Roanoke, Virginia and Springfield, Missouri (a new state for Havertys).

MERCHANDISING

     The Company is able to tailor its merchandise presentation to the needs and tastes of the local market. Havertys offers many well-known brand names of furniture, such as Broyhill, Thomasville, Lane/Action, Universal, Keller, Hooker, Massoud, Clayton Marcus, and Drexel Heritage. The Company prefers to carry multiple lines of furniture in order to offer the consumer broad product choices at good values. All five regional managers are included in Havertys' buying team, and their input allows each store to present a product mix that is roughly 20 to 25 percent regionalized. Each local market manager can select from region specific items that are attractive to consumers in their particular metropolitan area. These managers are also responsible for pricing in their respective markets, with the exception of specific items that are advertised chain-wide. Havertys can therefore be competitively priced in each market while maintaining attractive gross margins.

     The merchandising team develops a broad selection of merchandise for its customers at values targeted to their income levels. Approximately six years ago, the Company implemented a merchandising shift which has differentiated Havertys from its competition. Management has avoided utilizing lower, promotional price-driven merchandise favored by many national chains, which gives Havertys a unique position for a large retailer. The Company purchases approximately 54% of its merchandise from ten vendors and believes that adequate merchandise sources are available to the Company. Combined with the movement towards regional warehousing and the implementation of a centralized information system, this provides significant purchasing power with its vendors.

     Although it has only an approximate 1% national market share of the highly-fragmented furniture retailing market, Havertys is becoming an important customer to the largest furniture manufacturers due to its consistent track record of profitable, controlled growth and reputable customer service. The Company has a sizable presence with both Furniture Brands International ("Furniture Brands") and Lifestyle Furniture, the two largest manufacturers in the industry.

     In January 1998, the Company and Furniture Brands announced a strategic alliance whereby the Company will allocate up to 50% of its retail space to Furniture Brands' widely recognized brands, including Broyhill, Lane, and Thomasville. Furniture Brands' lines currently account for approximately 20% of the retail square footage in Havertys' stores. Furniture Brands will provide Havertys with increased service support to each of its five regional distribution centers. Implementation of the program will begin by the second quarter of 1998, and is expected to be completed by mid-1999.

REVENUES

     The following table sets forth the approximate percentage contributions by product or service to the Company's gross revenues for the past three years:

                                                                           YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                   1997              1996              1995
                                                                   -----             -----             ----
     Merchandise:
       Living Room Furniture......................................  51.0%             52.2%            51.0%
       Bedroom Furniture..........................................  23.1              22.6             23.0
       Dining Room Furniture......................................  12.3              12.6             12.6
       Bedding....................................................   7.4               6.6              7.1
       All Other Merchandise and Accessories......................   3.4               3.5              3.5
     Credit Service Charges.......................................   2.8               2.5              2.8
                                                                   -----             -----            -----
                                                                   100.0%            100.0%           100.0%
                                                                   =====             =====            =====


DISTRIBUTION

     The Company uses a regional warehouse distribution network to provide central receiving points from vendors and distribution of product to local market warehouses. Havertys operates three regional warehouses in Charlotte, North Carolina; Jackson, Mississippi; and Ocala, Florida. The regional warehouses serve all of the Company's local markets except for Dallas, Texas and Atlanta, Georgia, which each have a metro area warehouse. The combination of enhanced information systems, just-in-time delivery practices and close coordination with vendors has substantially reduced the need to carry inventory in local market warehouses. The ratio of warehouse space to selling space has decreased over the last five years. This reduction has allowed local management to convert space previously used for warehousing into additional selling space, prepping centers and cross-dock locations for local deliveries.

     The distribution system currently in place will facilitate the implementation of additional distribution improvements. Havertys is implementing EDI and just-in-time delivery systems with its major vendors, and the Company has purchased and is starting to roll out a new software which will allow management to forecast inventory requirements and reorder merchandise in a more efficient manner.

CREDIT OPERATIONS

     As a service to its customers, Havertys offers a revolving charge credit plan with credit limits determined through its on-line credit approval system. Havertys Credit Services, Inc. ("Havertys Credit"), a wholly-owned subsidiary of Haverty Furniture Companies, Inc., was formed in 1996 to consolidate this function. Management believes that Havertys gains significant advantages over its primary competitors by controlling credit approval and the quality of customer relations rather than outsourcing these functions. Havertys Credit currently maintains a receivables portfolio of approximately $211 million, before deducting reserves.

     Prior to 1996, Havertys' internal credit program was handled in 45 individual markets, with each having its own credit department, manager, support personnel and overhead. However, beginning in April 1996, Havertys' credit operations were centralized into a single credit processing and collections office in Chattanooga, Tennessee. By July 1996, 31 mid- to large markets accounting for approximately 90% of receivables had been transitioned to this office. The remaining smaller cities were phased in through June 1997 concurrent with the roll-out of the Company's automated store computer system. During the transition period, Havertys did experience an increase in delinquencies. However, this coincided with increases in delinquencies throughout the credit industry. Management believes that over the long-term, this move will allow the Company to realize significant cost savings and improvements in collection efforts while maintaining its high level of service. Although the centralized system is relatively new, most credit approvals are completed within ten minutes of initial input of the customer credit application.

     Havertys Credit typically requires a 15% down payment and offers financing over 12 to 48 months, with an average term of 18 months. The standard (non-promotional) credit service charge rate currently ranges from 18 to 21% per annum (except for 10% in Arkansas), but will vary in the future depending on market conditions and state laws. Havertys Credit offers a lower credit service charge rate for individual purchases of over $3,000, and the Company also routinely offers various interest-free periods (typically six to 12 months) as part of promotional campaigns. About half of financed sales allow for deferred payment periods, and, in late 1995, the deferred payment period was extended from three months to six months from the month of purchase. The Company has not offered payment deferrals beyond six months. Management believes that its credit offers are a reasonable response to similar or more aggressive promotions advertised by competitors, which therefore reduces the need to emphasize off-price promotions to stimulate sales. In addition, unlike many of its competitors, Havertys Credit does not charge retroactive interest to customers who do not completely pay off the balance during a free-interest or deferred payment period. These combined factors resulted in an average interest yield of approximately 7.9% for 1997.

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

     The Company believes it has uniquely positioned itself in the marketplace with merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture store chains. Management believes that this customer segment responds more cautiously to typical discount promotions and focuses on the real value and customer service offered by a retailer. The Company regards its experienced sales personnel and personalized customer service as important factors in its competitive success. Lastly, management believes its ability to make prompt delivery of orders through maintenance of inventory and to tailor the inventory to a store's local market conditions provides additional competitive advantages. The Company currently ranks among the top five in sales for full-service retail home furnishings store chains in the United States, based on available industry data for 1996.

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 3,112 employees: 2,836 in individual retail store operations, 124 in its corporate offices, 72 in its credit operations and 80 in its regional warehouses. No employee of the Company is a party to any union contract and the Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company:

                                                                            POSITION WITH THE COMPANY
                NAME                                         AGE              AND OTHER INFORMATION
                ----                                         ---            -------------------------
Rawson Haverty...........................................    77   Chairman of the Board since 1984.
                                                                   President from 1955 to 1984.
                                                                   Chief Executive Officer from 1955 to 1990.
                                                                   Director since 1947.

John E. Slater, Jr.......................................    63   President and Chief Executive Officer since
                                                                   1994. Executive Vice President from 1993
                                                                   to 1994. Chief Operating Officer from 1992
                                                                   to 1994. Senior Vice President from 1987
                                                                   to 1993. General Manager, Stores of the
                                                                   Company from 1990 to 1992.  Director since 1983.

Dan C. Bryant............................................    55   Controller since 1985.

Dennis L. Fink...........................................    46   Executive Vice President since 1996 and
                                                                   Chief Financial Officer since 1993.
                                                                   Senior Vice President from 1993 to 1996.
                                                                   Senior Vice President, Treasurer and
                                                                   Chief Financial Officer and a director of
                                                                   Horizon Industries, Inc., a publicly held
                                                                   carpet manufacturer, from 1985 to 1992.

Jenny Hill Parker.........................................   39   Corporate Secretary since July 1997 and
                                                                   Vice President, Finance since 1996.
                                                                   Financial Officer since 1994. Senior
                                                                   Manager at KPMG Peat Marwick LLP from
                                                                   1988 to 1994 and other positions within
                                                                   that firm since 1981.

                                                                            POSITION WITH THE COMPANY
                NAME                                         AGE              AND OTHER INFORMATION
                ----                                         ---            -------------------------
Clarence H. Smith........................................    47   Senior Vice President and General Manager,
                                                                   Stores, since 1996. Vice President,
                                                                   Operations and Development, from 1994 to
                                                                   1996. Vice President from 1984 to 1994.
                                                                   Regional Manager and General Manager of
                                                                   Atlanta, Georgia retail operations from 1986
                                                                   to 1994. Director since 1989.

M. Tony Wilkerson........................................    52   Senior Vice President, Marketing, since 1994.
                                                                   Vice President, Merchandising, from 1990
                                                                   to 1994.

   Rawson Haverty and John Rhodes Haverty, M.D. (a director of the Company) are first cousins. Clarence H. Smith is the nephew of Rawson Haverty and the first cousin of Clearence H. Ridley and Rawson Haverty, Jr. (directors of the Company). Rawson Haverty, Jr. is the son of Rawson Haverty and the first cousin of Clarence H. Ridley and Clarence H. Smith. Clarence H. Ridley is the nephew of Rawson Haverty and first cousin of Clarence H. Smith and Rawson Haverty, Jr.

ITEM 2.  PROPERTIES.

     The Company's executive and administrative offices are located at 866 West Peachtree Street, N.W., Atlanta, Georgia and occupy a two-story brick building purchased in 1971 and an adjacent, one-story brick building purchased in 1986. These facilities contain approximately 29,000 and 15,000 square feet of working area, respectively. Havertys Credit Services, Inc., a subsidiary, leases 15,000 square feet of office space in Chattanooga, Tennessee.

     The following table sets forth information concerning the operating facilities of the Company as of December 31, 1997:


                                 Retail                  Market Area                Regional
                                Locations  (c)           Warehouses                Warehouses
                                ---------                -----------               ----------
         Owned  (a)                 48                          9                         3

         Leased (b)                 49                         14                         0
                                    --                         --                         -

             Total                  97                         23                         3
                                    ==                         ==                         =


         (a) Includes capital leases on 10 facilities and three retail stores built on sites under land leases.

         (b) The leases have various termination dates through 2010 plus renewal options.

         (c) 24 of the retail locations have attached warehouse space.

     In addition, as of December 31, 1997, the Company has entered into agreements for the lease of 2 retail facilities.


                                                                        1997          1996         1995
                                                                       ------        ------       ------
      Retail square footage at December 31 (in thousands)               3,167         2,960        2,764

      % Change in retail square footage                                   7.0%          7.1%        17.3%

      Annual Net Sales per Square Foot                                  $ 158         $ 159        $ 159

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The information under the heading "Market Prices and Dividend Information" on the last page of the Company's annual report to stockholders for the year ended December 31, 1997, is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA.

     Selected 5-Year Financial Data on page 11 of the Company's annual report to stockholders for the year ended December 31, 1997, is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 14 of the Company's annual report to stockholders for the year ended December 31, 1997, is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The report of the independent auditors and the financial statements on pages 15 through 30 of the Company's annual report to stockholders for the year ended December 31, 1997, are incorporated herein by reference.

     Selected Quarterly Financial Data on page 29 of the Company's annual report to stockholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors of the Company contained on pages 5 through 8 of the Company's proxy statement for the 1998 annual meeting of stockholders, dated March 23, 1998, is incorporated herein by reference. Information relating to executive officers of the Company is included in this report under Item 1 of Part I.

ITEM 11. EXECUTIVE COMPENSATION.

     The information relating to executive compensation contained on pages 10 through 18 of the Company's proxy statement for the 1998 annual meeting of stockholders, dated March 23, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of certain beneficial owners and management contained on pages 2 through 4 of the Company's proxy statement for the 1998 annual meeting of stockholders, dated March 23, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions contained on pages 16 and 17 of the Company's proxy statement for the 1998 annual meeting of stockholders, dated March 23, 1998, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following exhibits, financial statements and financial statement schedule are filed as a part of this report:

         (a) (1) and (2).  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                           SCHEDULE

         The following consolidated financial statements of Haverty Furniture Companies, Inc., included in the annual report of the registrant to its stockholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

         Consolidated Balance Sheets--December 31, 1997 and 1996

         Consolidated Statements of Income--Fiscal Years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity--Fiscal Years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows--Fiscal Years ended December 31, 1997, 1996 and 1995

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



EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
*3.1    --    Articles of Incorporation of Haverty Furniture Companies, Inc.
              as amended and restated on March 6, 1973, and amended on April
              24, 1979, and as amended on April 25, 1985. (10-Q for the quarter ended June 30, 1985)

*3.1.1  --    Articles of Incorporation of Haverty Furniture Companies, Inc.
              as amended on April 25, 1986. (10-Q for the quarter ended March
              31, 1986)

*3.1.2  --    Amendment to Articles of Incorporation of Haverty Furniture
              Companies, Inc. as amended on April 28, 1989. (10-Q for the quarter ended June 30, 1989)



EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
 *3.1.3  --   Amendment to Articles of Incorporation of Haverty Furniture
              Companies,  Inc. as amended on April 28, 1995.  (10-K for the year ended December 31, 1996)

*3.2.2   --   Amended and Restated By-Laws of Haverty Furniture Companies,
              Inc. as amended on August 5, 1987. (10-K for the year ended
              December 31, 1987)

*3.2.3   --   Amendment to By-Laws of Haverty Furniture Companies, Inc. as
              amended on November 4, 1988. (10-Q for the quarter ended March
              31, 1989)

*4.1     --   Note Agreement between Haverty Furniture Companies, Inc. and
              The Prudential Purchasers (The Prudential Insurance Company of
              America) c/o Prudential Capital Group, dated December 29, 1993.
              (10-K for the year ended December 31, 1993)

*4.1.1   --   First Amendment to Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc. and The Prudential
              Insurance Company of America. (10-K for the year ended December
              31, 1994)

*4.1.2   --   Second Amendment to Note Agreement dated July 19, 1996,
              between Haverty Furniture Companies, Inc. and The Prudential
              Insurance Company of America, as previously amended. (10-K for the year ended December 31, 1996)

              No other instrument authorizes long-term debt securities in an amount in excess of ten percent (10%) of the total assets of the Company. The Company agrees to furnish copies of instruments and agreements authorizing long-term debts of less than ten percent
              (10%) of its total assets to the Commission upon request.

*10.1    --   Second Amendment and Restatement of Directors' Deferred
              Compensation Plan. (10-Q for the quarter ended June 30, 1996,
              Exhibit 10.1.2)

*10.2    --   Supplemental Executive Retirement Plan, effective January 1,
              1983. (10-K for the year ended December 31, 1984, Exhibit 10.3)

*10.3    --   Thrift Plan and Trust, as amended and restated, effective
              January 1, 1987. (Exhibit 4.1 to Registration Statement on Form
              S-8, File No. 33-44285)

*10.3.1  --   Amendment No. One to Thrift Plan and Trust, as previously
              amended and restated, effective July 1, 1994. (10-K for the year ended December 31, 1996)

*10.3.2  --   Amendment No. Two to Thrift Plan and Trust, as previously
              amended and restated, effective January 1, 1989. (10-K for the year ended December 31, 1996)

*10.3.3  --   Amendment No. Three to Thrift Plan and Trust, as previously amended and restated, effective January 1, 1997. (10-K for the year ended December 31, 1996)

*10.4    --   1986 Non-Qualified Stock Option Plan. (10-K for the year ended
              December 31, 1987, Exhibit 10.7)

*10.5    --   1988 Incentive Stock Option Plan, as amended. (Exhibit 4.1 to
              Registration Statement on Form S-8, File No. 33-53609)

*10.6    --   1988 Non-Qualified Stock Option Plan. (10-Q for the quarter ended June 30, 1989, Exhibit 10.2)



EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
*10.6.1  --   Amendment Number One to 1988 Non-Qualified Stock Option Plan.
              (Registration Statement on Form S-2, File No. 33-59400, Exhibit
              10.9.1)

*10.7    --   Haverty Furniture Companies, Inc. Employee Stock Purchase
              Plan, as amended and restated as of February 7, 1995. (10-K for the year ended December 31, 1994)

*10.8    --   Deferred Compensation Agreement between Haverty Furniture
              Companies, Inc. and Rawson Haverty, Sr., dated December 21, 1992.
              (10-K for the year ended December 31, 1993, Exhibit 10.9)

*10.9    --   1993 Non-Qualified Stock Option Plan. (Registration Statement
              on Form S-8, File No. 33-53607, Exhibit 5.1)

*10.10   --   Supplemental Executive Retirement Plan, effective January 1,
              1996. (10-K for the year ended December 31, 1995)

*10.11   --   Directors' Compensation Plan as of April 26, 1996. (10-Q for
              quarter ended June 30, 1996, Exhibit 10.11)

*10.12   --   Form of Agreement dated January 1, 1997, Regarding Change in
              Control with the following Named Executive Officers: John E.
              Slater, Jr., Dennis L. Fink, Clarence H. Smith and M. Tony
              Wilkerson. (10-K for the year ended December 31, 1996)

*10.13   --   Form of Agreement dated January 1, 1997, Regarding Change in
              Control with the following employee directors: Rawson Haverty,
              Jr. (a Named Executive Officer) and Fred J. Bates. (10-K for the
              year ended December 31, 1996)

 13.1    --   Annual Report to Stockholders for the year ended December 31,
              1997.

 21.1    --   Subsidiaries of the Registrant

 23.1    --   Consent of Ernst & Young LLP

 27      --   Financial Data Schedule (for SEC use only)

------------------

*  Incorporated by reference.

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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


                                 HAVERTY FURNITURE COMPANIES, INC.

Date: March 19, 1998             By:     /s/  JOHN E. SLATER, JR.
                                    ------------------------------------
                                              John E. Slater, Jr.
                                    President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: March 19, 1998             By:     /s/  DENNIS L. FINK
                                    ------------------------------------
                                              Dennis L. Fink
                                       Executive Vice President and
                                          Chief Financial Officer
                                       (Principal Financial Officer)

Date: March 19, 1998             By:     /s/  DAN C. BRYANT
                                    ------------------------------------
                                              Dan C. Bryant
                                    Controller (Principal Accounting
                                                Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


                       SIGNATURE                                     TITLE                          DATE
                       ---------                                     -----                          ----

                 /s/  RAWSON HAVERTY                       Chairman of the Board               March 19, 1998
-------------------------------------------------------
                      Rawson Haverty

               /s/  JOHN E. SLATER, JR.                    President and Chief Executive       March 19, 1998
-------------------------------------------------------         Officer; Director
                    John E. Slater, Jr.

                  /s/  FRED J. BATES                       Regional Manager and Director       March 19, 1998
-------------------------------------------------------
                       Fred J. Bates

                  /s/  JOHN T. GLOVER                      Director                            March 19, 1998
-------------------------------------------------------
                       John T. Glover

            /s/  JOHN RHODES HAVERTY, M.D.                 Director                            March 19, 1998
-------------------------------------------------------
                 John Rhodes Haverty, M.D.

               /s/  RAWSON HAVERTY, JR.                    Vice President and Director         March 19, 1998
-------------------------------------------------------
                    Rawson Haverty, Jr.

                /s/  L. PHILLIP HUMANN                     Director                            March 19, 1998
-------------------------------------------------------
                     L. Phillip Humann

                 /s/  LYNN H. JOHNSTON                     Director                            March 19, 1998
-------------------------------------------------------
                      Lynn H. Johnston

             /s/  FRANK S. MCGAUGHEY, III                  Director                            March 19, 1998
-------------------------------------------------------
                  Frank S. McGaughey, III



                       SIGNATURE                                     TITLE                           DATE
                       ---------                                     -----                           ----


                                                           Director                            March   , 1998
--------------------------------------------------------
                   William A. Parker, Jr.

                /s/  CLARENCE H. RIDLEY                    Director                            March 19, 1998
--------------------------------------------------------
                     Clarence H. Ridley

                /s/  CLARENCE H. SMITH                     Senior Vice President               March 19, 1998
--------------------------------------------------------       and Director
                     Clarence H. Smith

                /s/  ROBERT R. WOODSON                     Director                            March 19, 1998
--------------------------------------------------------
                     Robert R. Woodson

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES



(In thousands)

Column A                                         Column B     Column C-1      Column C-2     Column D       Column E
----------------------------------------------------------------------------------------------------------------------

                                                               Additions
                                                Balance at      charged                                     Balance at
                                               beginning of  to costs and                    Deductions-      end of
                                                  period       expenses        Other (1)    describe (2)      period
                                                 --------     ----------   ---------------  ------------     -------
Year ended December 31, 1997:
  Allowance for doubtful accounts                  $7,105       $7,648           $795           $7,048        $8,500
                                                   ======       ======           ====           ======        ======
Year ended December 31, 1996:
  Allowance for doubtful accounts                  $7,105       $4,416              -           $4,416        $7,105
                                                   ======       ======                          ======        ======
Year ended December 31, 1995:
  Allowance for doubtful accounts                  $7,105       $2,854              -           $2,854        $7,105
                                                   ======       ======                          ======        ======










(1) Represents a reclassification of amounts related to past due accounts receivable previously included in accrued liabilities.

(2) Uncollectible accounts written off, net of recoveries and the disposal value of repossessions.

                                 EXHIBIT INDEX

                       HAVERTY FURNITURE COMPANIES, INC.

                   10-K FOR THE YEAR ENDED DECEMBER 31, 1997



Exhibit No.                                        Description
-----------                                        -----------
13.1                                 Annual Report to Stockholders for the year
                                     ended December 31, 1997.

21.1                                 Subsidiaries of the Registrant

23.1                                 Consent of Ernst & Young LLP

27                                   Financial Data Schedule (for SEC use only)