Form 10-Q
period 1998-03-31
HAVERTY FURNITURE COMPANIES INC
filed 1998-05-15
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (MARK ONE)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                 --------------

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-8498
                                                 ------

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


        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X             No
               --------          --------

         The number of shares outstanding of the registrant's two classes of $1 par value common stock as of May 14, 1998 were: Common Stock - 8,853,983; Class A Common Stock - 2,782,611.

                        HAERTY FURNITURE COMPANIES, INC .

                                     INDEX





                                                                      Page No.
                                                                      --------
Part I.       Financial Information:

              Condensed Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997                   1

              Condensed Consolidated Statements of Income -
                  Three months ended March 31, 1998 and 1997             3

              Condensed Consolidated Statements of Cash Flows -          4
                  Three months ended March 31, 1998 and 1997

              Notes to Condensed Consolidated Financial Statements       5

              Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    6

Part II.      Other Information                                          8

                          PART I. FINANCIAL INFORMATION


               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)



                                                                      March 31        December 31
                                                                        1998              1997
                                                                      --------        ------------


ASSETS

Current Assets
    Cash and cash equivalents                                          $  1,058          $    390

    Accounts receivable                                                 199,941           211,263
    Less allowance for doubtful accounts                                  8,500             8,500
                                                                       --------          --------

                                                                        191,441           202,763


    Inventories, at LIFO                                                 80,402            80,713

    Other current assets                                                  6,255             5,763
                                                                       --------          --------


                                         TOTAL CURRENT ASSETS           279,156           289,629


Property and equipment                                                  189,287           187,113
    Less accumulated depreciation and amortization                       75,636            72,495
                                                                       --------          --------

                                                                        113,651           114,618

Other assets                                                              1,989             2,267
                                                                       --------          --------

                                                                       $394,796          $406,514
                                                                       ========          ========

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                        March 31        December 31
                                                                          1998              1997
                                                                        --------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Notes payable to banks                                              $     --          $ 82,500
    Accounts payable and accrued expenses                                 43,402            41,463
    Current portion of long-term debt and capital
      lease obligations                                                    8,955             8,945
                                                                        --------          --------

                                     TOTAL CURRENT LIABILITIES            52,357           132,908

Long-term debt and capital lease obligations, less                                         current
      portion                                                            177,734           111,489

Deferred income taxes                                                        199               199

Other liabilities                                                          2,381             2,364

Stockholders' Equity
    Capital stock, par value $1 per share --
      Preferred Stock, Authorized:  1,000,000 shares;
        Issued:  None
    Common Stock, Authorized:  1998 and 1997 --
      50,000,000 shares; Issued:  1998 -- 9,876,114;
        1997 -- 9,604,063 shares (including shares
      in treasury:  1998 - 891,733; 1997 - 756,133)                        9,876             9,604
    Convertible Class A Common Stock, Authorized:
      1998 and 1997 -- 15,000,000 shares; Issued:
      1998 - 3,078,098 shares; 1997 -- 3,096,267
      shares (including shares in treasury:  1998 and
      1997 -- 249,055)                                                     3,078             3,096
    Additional paid-in capital                                            37,461            35,363
    Retained earnings                                                    122,555           120,117
                                                                        --------          --------

                                                                         172,970           168,180
    Less cost of Common Stock and
      Convertible Class A Common Stock in treasury                        10,845             8,626
                                                                        --------          --------

                                                                         162,125           159,554
                                                                        --------          --------

                                                                        $394,796          $406,514
                                                                        ========          ========


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                              Three Months Ended
                                                                     March 31
                                                          -----------------------------
                                                            1998              1997
                                                          ---------           ---------
Net sales                                                 $ 129,368           $ 114,749
Cost of goods sold                                           68,437              60,280
                                                          ---------           ---------

   Gross profit                                              60,931              54,469

Credit service charges                                        4,298               3,804
                                                          ---------           ---------

                                                             65,229              58,273

Costs and expenses:
   Selling, general and administrative                       54,210              49,205
   Interest                                                   3,495               3,617
   Provision for doubtful accounts                            2,132               1,367
                                                          ---------           ---------

                                                             59,837              54,189
                                                          ---------           ---------



Other (expense) income, net                                    (151)                 72
                                                          ---------           ---------

                      INCOME BEFORE INCOME TAXES              5,241               4,156

Income taxes                                                  1,887               1,496
                                                          ---------           ---------

                                      NET INCOME          $   3,354           $   2,660
                                                          =========           =========

Diluted earnings per share                                $    0.28           $    0.23
Basic earnings per share                                  $    0.29           $    0.23

Weighted average diluted shares                              11,842              11,771
Weighted average basic shares                                11,691              11,678

Cash dividends per common share:
   Common Stock                                           $    .080           $    .080
   Class A Common Stock                                   $    .075           $    .075




See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                Three Months Ended March 31
                                                                                ---------------------------
                                                                                  1998               1997
                                                                                --------           --------
OPERATING ACTIVITIES
    Net income                                                                  $  3,354           $  2,660
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                              3,461              3,326
        Provision for doubtful accounts                                            2,132              1,367
        Gain on sale of property and equipment                                       (11)               (19)
                                                                                --------           --------

                                                              Subtotal             8,936              7,334

        Changes in operating assets and liabilities:
          Accounts receivable                                                      9,190              2,989
          Inventories                                                                311             (3,155)
          Other current assets                                                      (492)               (50)
          Accounts payable and accrued expenses                                    2,333              1,762
          Income taxes                                                              (394)               234
                                                                                --------           --------

                             NET CASH PROVIDED BY OPERATING ACTIVITIES            19,884              9,114
                                                                                --------           --------

INVESTING ACTIVITIES
    Purchases of property and equipment                                           (2,583)            (6,827)
    Proceeds from sale of property and equipment                                     100                 34
    Other investing activities                                                       278                 47
                                                                                --------           --------

                                 NET CASH USED IN INVESTING ACTIVITIES            (2,205)            (6,746)
                                                                                --------           --------

FINANCING ACTIVITIES
    Net decrease in short-term borrowings                                        (82,500)              (300)
    Proceeds from issuance of long-term debt                                      67,300                 --
    Payment of long-term debt and capital lease obligations                       (1,045)              (786)
    Purchase of treasury stock                                                    (2,219)            (1,138)
    Exercise of stock options                                                      2,352                552
    Dividends paid                                                                  (916)              (918)
    Other financing activities                                                        17                 26
                                                                                --------           --------

                                 NET CASH USED IN FINANCING ACTIVITIES           (17,011)            (2,564)
                                                                                --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     668               (196)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     390                414
                                                                                --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  1,058           $    218
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




NOTE C - Supplementary Cash Flow Information

The Company made total cash payments for interest (including capitalized interest) of approximately $3,542,000 and $3,631,000 for the three-months ended March 31, 1998 and 1997, respectively.

The Company made total income tax payments of approximately $2,381,000 and $1,337,000 for the three months ended March 31, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

Net sales for the first quarter of 1998 increased 12.7 % to $129.4 million compared to sales of $114.7 million for the first quarter of 1997. The sales increase for the period was attributable both to increased consumer demand for home furnishings and to the new stores and large replacement stores opened by the Company. Retail square footage increased 5.2% from 3,010,000 square feet at the end of the first quarter of 1997 to 3,167,000 square feet at the end of the first quarter of 1998. Comparable store sales increased 6.5% for the quarter ended March 31,1998 as the Company experienced significant sales increases in its two largest markets, Dallas and Atlanta. Overall, lower long term interest rates and steady economic growth stimulated housing markets, mortgage refinancings and consumer spending on home furnishings. A store's results are included in the comparable-store sales computation beginning with the one year anniversary of its opening.

Gross profit as a percent of sales was 47.1% for the first three months of 1998 compared to 47.5% for the comparable period of 1997. The decrease for the period was primarily attributable to a low level of inventory close-out sales during early 1997 as compared to the more typical levels in 1998.

Selling, general and administrative expenses as a percent of net sales decreased to 41.9% for the three months ended March 31, 1998 from 42.9% in the prior year period. During the second quarter of 1997, the Company completed the roll-out of its on-line inventory and automated store system to all of its locations. These systems have yielded improvements in warehouse and delivery processes and their related costs. In general, increases in administrative costs were held lower as a percent of sales than the sales increase as the Company benefited from the cumulative impact of automation and consolidation of a number of routine functions in recent years.

The provision for doubtful accounts as a percentage of net sales increased to 1.6% for the first quarter of 1998 from 1.2% for the first quarter of 1997. This 1.6% provision was lower than the levels of the last half of 1997 and slightly better than expected. The Company's provision is higher than historical levels and reflects the increased delinquencies and bankruptcies experienced in the consumer lending industry over the last two years. The Company slightly tightened its criteria for credit approval during the third quarter of 1997. During the three months ended March 31, 1998, the Company experienced a moderating to improving trend in its rate of delinquencies and new consumer bankruptcies, which are indicators of future write-offs. Management expects that given the current consumer credit environment, the provision for doubtful accounts will remain at approximately 1.6% to 1.7% of net sales for the remainder of 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)


Interest expense was relatively flat in actual dollars but decreased to 2.7% from 3.1% as a percent of net sales for the first quarter. The Company's effective interest rate was slightly higher as compared to the year ago period but this was offset by lower average debt levels.

Net earnings as a percent of net sales were 2.6% for the first quarter of 1998 and 2.3% for the first quarter of 1997. Diluted earnings per share were $0.28 and $0.23 ($0.29 and $0.23 basic) for the three months ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $19.9 million during the first three months of 1998 versus $9.1 million for the 1997 period. Inventories were held constant despite the growth in retail square footage. Receivables decreased $11.3 million as more customers chose to pay cash for their purchases and delinquent accounts were reduced.

Investing activities used $2.2 million of cash during the three months ended March 31, 1998. Capital expenditures during the period were $2.6 million primarily for improvements of two additional leased store locations which opened early in the second quarter of 1998.

Financing activities used $17.0 million of cash during the first quarter of 1998 including $15.2 million to reduce debt and $2.2 million for the acquisition of treasury stock.

The Company entered into a five year, $105 million revolving credit facility on March 31, 1998 syndicated with five commercial banks. This facility was implemented to replace the Company's existing bank line-of-credit agreements and provide a multi-year commitment for the Company's capital requirements. Accordingly, the $67.3 million of bank borrowings at March 31, 1998 were classified as long term debt. Borrowings under the new credit facility are unsecured and accrue interest at competitive money-market rates.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure as determined by the interest rate environment with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (90% of total debt was fixed or interest rate protected at March 31, 1998). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.3% at March 31, 1998.

The Company opened two stores in April 1998 and has four additional stores scheduled to open during the second half of 1998. All of these new facilities will be occupied under operating leases. Capital expenditures for the remainder of 1998 to support improvements for this expansion and additional projects which will be completed in 1999 are estimated to be $9 million. The Company is considering other new stores for late 1998 or 1999, some of which may require ownership and which would increase the estimated 1998 capital expenditures. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

SEASONALITY

Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year, particularly in the fourth quarter.



                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits filed with this report.

                4.2 -- Credit Agreements dated March 31, 1998, among Haverty Furniture Companies, Inc., Havertys Credit Services, Inc. and the Lenders Listed Therein, Agented by SunTrust Bank, Atlanta.

                27  --     Financial Data Schedule (only submitted to SEC in
                           electronic format).


        (b)  Reports on Form 8-K.

        None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HAVERTY FURNITURE COMPANIES, INC.
                                                 (Registrant)




Date    May 15, 1998                  By  /s/ Dennis L. Fink
     -----------------                   --------------------------------------
                                           Dennis L. Fink,
                                           Executive Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)




                                      By  /s/ Dan C. Bryant
                                          -------------------------------------
                                           Dan C. Bryant, Controller
                                           (Principal accounting officer)




                                      By  /s/ Jenny H. Parker
                                          -------------------------------------
                                           Jenny H. Parker, Corporate Secretary
                                              and Vice President, Finance