Form 10-K/A
period 1997-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1998-06-30
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ending December 31, 1997, as set forth below:


                  Part IV, Item 14(a)(3).

                  Exhibits.

                  Exhibit 99. The information required by Form 11-K with respect to the Haverty Furniture Companies, Inc. Thrift Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an annual report on Form 11-K for the Plan for the fiscal year ended December 31, 1997, in accordance with Rule 15d-21.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HAVERTY FURNITURE COMPANIES, INC.



                                    By:       /s/ Dennis L. Fink
                                             -----------------------------------
                                             Dennis L. Fink
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)




Date: June 30, 1998