Form 10-Q
period 1998-06-30
HAVERTY FURNITURE COMPANIES INC
filed 1998-08-14
CIK 216085

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                                 -------------
                                       OR
                                       --

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM_________TO_________

                         COMMISSION FILE NUMBER: 0-8498
                                                -------

                        HAVERTY FURNITURE COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                       58-0281900
 -------------------------------                      ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

866 WEST PEACHTREE STREET, N.W., ATLANTA, GEORGIA           30308
-------------------------------------------------         ----------
   (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (404) 881-1911
                                                           --------------

  ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant's two classes of $1 par value common stock as of August 12, 1998 were: Common Stock - 8,835,968; Class A Common Stock - 2,565,648.

                      HAVERTY  FURNITURE  COMPANIES , INC.

                                   I N D E X


                                                                                             Page No.

Part I.   Financial Information:
          Condensed Consolidated Balance Sheets -
            June 30, 1998 and December 31, 1997                                                 1

          Condensed Consolidated Statements of Income -
            Quarter and six months ended June 30, 1998 and 1997                                 3

          Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 1998 and 1997                                             4

          Notes to Condensed Consolidated Financial Statements                                  5

          Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                          6

Part II.  Other Information                                                                     8

                          PART I. FINANCIAL INFORMATION

                  ---------------------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                 June 30             December 31
                                                                                  1998                   1997
                                                                             ------------           ------------
ASSETS
Current Assets
    Cash and cash equivalents                                                $      1,281           $        390

    Accounts receivable                                                           185,895                211,263
    Less allowance for doubtful accounts                                            8,500                  8,500
                                                                             ------------           ------------

                                                                                  177,395                202,763

    Inventories, at LIFO                                                           78,931                 80,713

    Other current assets                                                            6,786                  5,763
                                                                             ------------           ------------


                                         TOTAL CURRENT ASSETS                     264,393                289,629

Property and equipment                                                            192,138                187,113
    Less accumulated depreciation and amortization                                 78,984                 72,495
                                                                             ------------           ------------

                                                                                  113,154                114,618

Other assets                                                                        2,003                  2,267
                                                                             ------------           ------------

                                                                             $    379,550           $    406,514
                                                                             ============           ============

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                June 30              December 31
                                                                                  1998                   1997
                                                                             -------------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Notes payable to banks                                                   $         ---           $    82,500
    Accounts payable and accrued expenses                                           38,183                41,463
    Current portion of long-term debt and
      capital lease obligations                                                      8,920                 8,945
                                                                             -------------           -----------

                                    TOTAL CURRENT LIABILITIES                       47,103               132,908

Long-term debt and capital lease obligations,
    less current portion                                                           177,304               111,489

Deferred income taxes                                                                  199                   199

Other liabilities                                                                    2,441                 2,364

Stockholders' Equity
    Capital stock, par value $1 per share -
      Preferred Stock, Authorized:  1,000,000 shares;
        Issued:  None
      Common Stock, Authorized:  1998 and 1997 -
        50,000,000 shares; Issued:  1998 - 10,235,674 shares;
        1997 - 9,604,063 shares (including shares in treasury:
        1998 - 1,413,823; 1997 - 756,133)                                           10,236                 9,604
      Convertible Class A Common Stock, Authorized:
        1998 and 1997 - 15,000,000 shares; Issued:  1998 -
        2,815,503 shares; 1997 - 3,096,267 shares (including
        shares in treasury:  1998 and 1997 - 249,055)                                2,816                 3,096
      Additional paid-in capital                                                    37,895                35,363
      Retained earnings                                                            123,651               120,117
                                                                             -------------           -----------

                                                                                   174,598               168,180

      Less cost of Common Stock and

        Convertible Class A Common Stock in treasury                                22,095                 8,626
                                                                             -------------           -----------

                                                                                   152,503               159,554
                                                                             -------------           -----------

                                                                             $     379,550           $   406,514
                                                                             =============           ===========

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                  Quarter Ended                     Six Months Ended
                                                                     June 30                             June 30
                                                          ------------------------------     ------------------------------


                                                               1998             1997              1998             1997
                                                          -------------    -------------     -------------    -------------
Net sales                                                 $     121,996    $     113,006     $     251,364    $     227,755
Cost of goods sold                                               64,841           60,143           133,278          120,423
                                                          -------------    -------------     -------------    -------------

Gross profit                                                     57,155           52,863           118,086          107,332


Credit service charges                                            4,301            4,032             8,599            7,836
                                                          -------------    -------------     -------------    -------------

                                                                 61,456           56,895           126,685          115,168


Costs and expenses:
    Selling, general and administrative                          53,237           49,542           107,447           98,747
    Interest                                                      3,353            3,702             6,848            7,319
    Provision for doubtful accounts                               1,951            1,547             4,083            2,914
                                                          -------------    -------------     -------------    -------------

                                                                 58,541           54,791           118,378          108,980
                                                          -------------    -------------     -------------    -------------


Other income, net                                                   265               47               114              119
                                                          -------------    -------------     -------------    -------------

                     INCOME BEFORE INCOME TAXES                   3,180            2,151             8,421            6,307

Income taxes                                                      1,145              774             3,032            2,270
                                                          -------------    -------------     -------------    -------------

                                     NET INCOME           $       2,035    $       1,377     $       5,389    $       4,037
                                                          =============    =============     =============    =============


Diluted earnings per share                                $        0.17    $        0.12     $        0.45    $        0.34
Basic earnings per share                                  $        0.17    $        0.12     $        0.46    $        0.35

Weighted average diluted shares                                  11,948           11,739            11,895           11,755
Weighted average basic shares                                    11,648           11,678            11,670           11,678

Cash dividends per common share:
    Common Stock                                          $       0.080    $       0.080     $       0.160    $       0.160
    Class A Common Stock                                  $       0.075    $       0.075     $       0.150    $       0.150


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                      Six Months Ended June 30
                                                                             -----------------------------------------

                                                                                   1998                      1997
                                                                             ---------------            --------------
OPERATING ACTIVITIES
    Net income                                                               $         5,389            $        4,037
    Adjustments to reconcile net income to net cash
      provided by operating activities:

        Depreciation and amortization                                                  6,993                     6,787
        Provision for doubtful accounts                                                4,083                     2,914
        Gain on sale of property and equipment                               (             9)                      ---
                                                                             ---------------            --------------

                                                     Subtotal                         16,456                    13,738

        Changes in operating assets and liabilities:

         Accounts receivable                                                          21,285                     6,297
         Inventories                                                                   1,782            (        3,758)
         Other current assets                                                (         1,023)           (        1,243)
         Accounts payable and accrued expenses                                           316                     1,595
         Income taxes                                                        (         3,596)           (        2,490)
                                                                             ---------------            --------------

                  NET CASH PROVIDED BY OPERATING ACTIVITIES                           35,220                    14,139
                                                                             ---------------            --------------

INVESTING ACTIVITIES

    Purchases of property and equipment                                      (         5,657)           (       12,068)
    Proceeds from sale of property and equipment                                         137                        81
    Other investing activities                                                           264                       373
                                                                             ---------------            --------------

                           NET CASH USED IN INVESTING ACTIVITIES             (         5,256)           (       11,614)
                                                                             ---------------            --------------

FINANCING ACTIVITIES

    Net (decrease) increase in short-term borrowings                         (        82,500)                    5,800
    Proceeds from issuance of long-term debt                                          70,300                        --
    Payment of long-term debt and capital lease obligations                  (         4,510)           (        3,990)
    Purchase of treasury stock                                               (        13,439)           (        2,591)
    Exercise of stock options                                                          2,884                       564
    Dividends paid                                                           (         1,855)           (        1,839)
    Other financing activities                                                            47                        61
                                                                             ---------------            --------------

                           NET CASH USED IN FINANCING ACTIVITIES             (        29,073)           (        1,995)
                                                                             ---------------            --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    891                       530

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         390                       414
                                                                             ---------------            --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $         1,281            $          944
                                                                             ===============            ==============


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, changes in consumer spending for large ticket items such as furniture, economic conditions affecting the housing market, the mortgage interest rate environment, competition in the retail furniture industry, and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

RESULTS OF OPERATIONS

Net sales for the second quarter and six months ended June 30, 1998 increased 8.0% and 10.4% over the same periods for 1997, respectively. Comparable-store sales increased 5.8% and 6.2% over the year-earlier periods, respectively. The Company's largest markets, Dallas and Atlanta, experienced double-digit comparable-store sales for the quarter and six months period. A store's results are included in the comparable-store sales computation beginning with the anniversary of its opening. Overall, continued lower long term interest rates and steady economic growth stimulated housing markets, mortgage refinancings and consumer spending on home furnishings.

Gross margin as a percent of net sales was relatively flat, 46.9% for the second quarter of 1998 compared to 46.8% for the 1997 period and 47.0% compared to 47.1% for the six months ended June 30, 1998 and 1997, respectively. The Company has reduced local market warehouse inventories as part of its just-in-time regional warehousing system. This has also resulted in increased close-out sales of non-core products and other inventory remaining in those warehouses. Management anticipates that this closeout activity will continue during the third and fourth quarters, but at a slightly lower level, and will return to normal levels by year-end.

Selling, general and administrative expenses as a percent of net sales decreased to 43.6% from 43.8% and 42.7% from 43.4% for the quarter and six months ended June 30, 1998 and 1997, respectively. The implementation of the on-line inventory and automated store system in all locations was completed during the second quarter of 1997. These systems have yielded improvements in warehouse and delivery processes and their related costs. In general, increases in administrative costs were held lower as a percent of sales than the sales increase as the Company benefited from the cumulative impact of automation and consolidation of a number of routine functions in recent years.

The provision for doubtful accounts as a percentage of net sales increased to 1.6% from 1.4% and 1.6% from 1.3% for the quarter and six months ended June 30, 1998 and 1997, respectively. This 1.6% provision was lower than the levels of the last half of 1997 and slightly better than expected. The Company's provision has been higher than historical levels and reflects the increased delinquencies and bankruptcies experienced in the consumer lending industry over the last two years. The Company slightly tightened its criteria for credit approval during the third quarter of 1997. During the first six months of 1998 the Company has experienced a

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

moderating to improving trend in its rate of delinquencies and new consumer bankruptcies. Management expects that given the current consumer credit environment, the provision for doubtful accounts as a percent of sales will trend to the lower levels experienced in the first half of 1997.

Interest expense decreased 0.5% and 0.3% as a percent of net sales for the quarter and six month period ended June 30, 1998, respectively from the year-earlier periods. The Company's effective interest rate was slightly higher at 7.3% for the quarter and 7.2% for the six month period but was offset by the decrease in average debt levels of 11.2% and 8.8% for the quarter and six month period, respectively from the year-earlier periods.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $35.2 million during the first six months of 1998. The Company carries its own customer accounts receivables which provided positive cash flows as receivables decreased $21.3 million due to less customer usage of credit promotions offered, shortened free interest periods which accelerate payoffs and more purchases with national credit cards.

Investing activities used $5.3 million of cash during the six months ended June 30, 1998. Capital expenditures during the period were $5.7 million primarily for improvements to four additional leased store locations, two of which opened in the third quarter of 1998.

Financing activities used $29.1 million of cash during the six months ended June 30, 1998, including $16.7 million to reduce debt and $13.4 million for the acquisition of treasury stock.

In March 1998, the Company arranged a five year $105 million revolving credit facility syndicated with five commercial banks. This facility provides a multi-year commitment for the Company's capital requirements and replaced existing bank line-of-credit agreements. At June 30, 1998, borrowings under this facility of $70.3 million were classified as long term debt. The Company also has uncommitted line-of-credit agreements with two banks to borrow up to $13 million which were unused at June 30, 1998. Borrowings under all of these agreements are unsecured and accrue interest at competitive money-market rates.

In addition to cash flows from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with fixed-rate and capped-rate debt as determined by the interest rate environment (88% of total debt was interest-rate protected at June 30, 1998). The Company's average effective interest rates on all borrowings (excluding capital leases) was 7.2% at June 30, 1998.

The Company opened two stores in the first half of 1998 and has three additional stores scheduled to open during the second half of 1998. All of these new facilities will be leased under operating leases. Capital expenditures for the remainder of 1998 to support improvements for this expansion and additional projects which will be completed in 1999 are estimated to be $6 million to $8 million. The Company is considering other new stores for late 1998 or 1999, some of which may require ownership and which would increase the estimated 1998 capital expenditures. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

SEASONALITY

Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year, particularly in the fourth quarter.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The 1998 Annual Meeting of Stockholders of the Company was held on April 24,
1998.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

         Robert R. Woodson
         L. Phillip Humann
         John T. Glover

The number of votes cast "for" or "withheld" was as follows: Mr. Woodson: For = 7,560,409, Withheld = 22,122; Mr. Humann: For = 7,559,659, Withheld = 22,872;
Mr. Glover: For = 7,558,659, Withheld = 23,872.

The holders of Class A Common Stock elected the following persons to serve for a term of one year and until their successors are elected:

         Rawson Haverty                                Lynn H. Johnston
         John E. Slater, Jr.                           Clarence H. Smith
         Clarence H. Ridley                            Rawson Haverty, Jr.
         Fred J. Bates                                 Frank S. McGaughey, III

The number of votes cast by the holders of Class A Common Stock was as follows: for each of the above nominees, except Rawson Haverty and John E. Slater, Jr.:
For = 2,545,455, Withheld = 15,372; For Mr. Haverty and Mr. Slater each: For = 2,545,206, Withheld = 15,621.

A proposal to adopt the 1998 Stock Option Plan was approved by an 82.3% affirmative vote of the 33,190,801 total votes cast at the meeting, as follows:


                                         Total Votes                                   Abstentions
                                         Cast at the        Votes         Votes        and Broker
         Class                             Meeting           For         Against        Non-Votes
--------------------                     -----------      ----------    ---------      -----------
Class A Common Stock
 (ten votes per share)                    25,608,270      22,992,740      170,900       2,444,630

Common Stock
 (one vote per share                       7,582,531       4,336,898    2,051,371       1,194,262
                                          ----------      ----------    ---------      ----------

  Total combined votes                    33,190,801      27,329,638    2,222,271       3,638,892
                                          ==========      ==========    =========      ==========

Item 5.  Other Information

        As stated in the Company's 1998 Proxy Statement, proposals by stockholders intended to be presented at the 1999 Annual Meeting must be received at the offices of the Company no later than November 20, 1998, for consideration for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting.

        In connection with the Company's Annual Meeting of Shareholders to be held in 1999, if the Company does not receive notice of a matter or proposal to be considered by February 5, 1999, then the persons appointed by the Board of Directors to act as the proxies for such Annual Meeting (named in the form of proxy) will be allowed to use their discretionary voting authority with respect to any such matter or proposal at the Annual Meeting, if such matter or proposal is raised at the Annual Meeting.

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

                                             HAVERTY FURNITURE COMPANIES, INC.
                                                        (Registrant)



Date      August 14, 1998                  By  /s/ Dennis L. Fink
     ----------------------------             -------------------------------
                                                Dennis L. Fink,
                                                Executive Vice President and
                                                 Chief Financial Officer
                                                 (principal financial officer)

                                           By  /s/ Dan C. Bryant
                                              -------------------------------
                                                Dan C. Bryant,
                                                Vice President and Controller
                                                 (principal accounting officer)

                                           By  /s/ Jenny H. Parker
                                              -------------------------------
                                               Jenny H. Parker, Vice President,
                                                 Secretary and Treasurer