Form 10-Q
period 1998-09-30
HAVERTY FURNITURE COMPANIES INC
filed 1998-11-13
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes /X/ No / /

         The number of shares outstanding of the registrant's two classes of $1 par value common stock as of November 11, 1998 were: Common Stock - 8,633,651; Class A Common Stock - 2,536,211.

       H A V E R T Y   F U R N I T U R E   C O M P A N I E S,  I N C.

                                    I N D E X

                                                                        Page No.

Part I.        Financial Information:

               Condensed Consolidated Balance Sheets -
                  September 30, 1998 and December 31, 1997                     1

               Condensed Consolidated Statements of Income -
                  Quarter and nine months ended September 30, 1998 and 1997    3

               Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1998 and 1997                4

               Notes to Condensed Consolidated Financial Statements            5

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          6

Part II. Other Information                                                    10

                          PART I. FINANCIAL INFORMATION

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                        September 30   December 31
                                                           1998           1997
                                                         --------       --------
ASSETS

Current Assets
   Cash and cash equivalents                             $    978       $    390
   Accounts receivable                                    187,622        211,263
   Less allowance for doubtful accounts                     8,500          8,500
                                                         --------       --------
                                                          179,122        202,763
   Inventories, at LIFO                                    77,747         80,713
   Other current assets                                     6,496          5,763
                                                         --------       --------
         Total Current Assets                             264,343        289,629
Property and equipment                                    195,309        187,113
   Less accumulated depreciation and amortization          82,270         72,495
                                                         --------       --------
                                                          113,039        114,618
Other assets                                                2,001          2,267
                                                         --------       --------
                                                         $379,383       $406,514
                                                         ========       ========

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                       September 30      December 31
                                                                          1998              1997
                                                                       ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                                $      --        $  82,500
   Accounts payable and accrued expenses                                    50,787           41,463
   Current portion of long-term debt and
     capital lease obligations                                               8,854            8,945
                                                                         ---------        ---------
         Total Current Liabilities                                          59,641          132,908
Long-term debt and capital lease obligations, less current portion         165,303          111,489
Deferred income taxes                                                          943              199
Other liabilities                                                            2,463            2,364
Stockholders' Equity
     Capital stock, par value $1 per share - -
       Preferred Stock, Authorized: 1,000,000 shares;
         Issued:  None
       Common Stock, Authorized:  1998 and 1997 - -
         50,000,000 shares; Issued:  1998 - -8,597,440 shares;
         1997 - - 9,604,063 shares (including shares in treasury:
         1998 - - 1,711,079;  1997 - - 756,133)                             10,309            9,604
       Convertible Class A Common Stock, Authorized:
         1998 and 1997 - 15,000,000 shares; Issued: 1998 - -
         2,802,266 shares; 1997 - - 3,096,267 shares (including
         shares in treasury:  1998 - - 261,055; 1997 - - 249,055)            2,802            3,096
       Additional paid-in capital                                           38,638           35,363
       Retained earnings                                                   127,405          120,117
                                                                         ---------        ---------
                                                                           179,154          168,180
       Less cost of Common Stock and
         Convertible Class A Common Stock in treasury                      (28,121)          (8,626)
                                                                         ---------        ---------
                                                                           151,033          159,554
                                                                         ---------        ---------
                                                                         $ 379,383        $ 406,514
                                                                         =========        =========

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                    Quarter Ended                 Nine Months Ended
                                                    September 30                    September 30
                                             -------------------------        -------------------------
                                               1998            1997             1998            1997
                                             ---------       ---------        ---------       ---------
Net Sales                                    $ 139,004       $ 128,160        $ 390,368       $ 355,915
Cost of goods sold                              73,527          68,037          206,805         188,460
                                             ---------       ---------        ---------       ---------
   Gross profit                                 65,477          60,123          183,563         167,455
Credit service charges                           4,300           4,098           12,899          11,934
                                             ---------       ---------        ---------       ---------
                                                69,777          64,221          196,462         179,389
Cost and expenses:
   Selling, general and administrative          57,964          52,320          165,411         151,067
   Interest                                      3,215           3,524           10,063          10,843
   Provision for doubtful accounts               1,345           2,215            5,428           5,129
                                             ---------       ---------        ---------       ---------
                                                62,524          58,059          180,902         167,039
                                             ---------       ---------        ---------       ---------
                                                 7,253           6,162           15,560          12,350
Other income (expense), net                         44             (29)             158              90
                                             ---------       ---------        ---------       ---------
         Income Before Income Taxes              7,297           6,133           15,718          12,440
Income taxes                                     2,591           2,208            5,623           4,478
                                             ---------       ---------        ---------       ---------
         Net Income                          $   4,706       $   3,925        $  10,095       $   7,962
                                             =========       =========        =========       =========
Diluted earnings per share                   $    0.41       $    0.33        $    0.86       $    0.68
Basic earnings per share                     $    0.41       $    0.34        $    0.87       $    0.68

Weighted average diluted shares                 11,604          11,756           11,797          11,755
Weighted average basic shares                   11,343          11,623           11,560          11,660

Cash dividends per common share:
   Common Stock                              $  0.0850       $  0.0800        $  0.2450       $  0.2400
   Class A Common Stock                      $  0.0800       $  0.0750        $  0.2300       $  0.2250

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                   Nine Months Ended September 30
                                                                       1998            1997
                                                                     --------        --------
Operating Activities
     Net income                                                      $ 10,095        $  7,962
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                 10,605          10,303
         Provision for doubtful accounts                                5,428           5,129
         Deferred income taxes                                            903              --
         (Gain) Loss on sale of property and equipment                    (21)            115
                                                                     --------        --------
                  Subtotal                                             27,010          23,509
         Changes in operating assets and liabilities:
           Accounts receivable                                         18,213          (1,363)
           Inventories                                                  2,966          (3,020)
           Other current assets                                          (733)         (4,816)
           Accounts payable and accrued expenses                       13,161           6,689
           Income taxes                                                (3,996)         (1,622)
                                                                     --------        --------
                  Net cash provided by operating activities            56,621          19,377
                                                                     --------        --------
Investing Activities
     Purchases of property and equipment                               (9,173)        (13,112)
     Proceeds from sale of property and equipment                         168             121
     Other investing activities                                           266             342
                                                                     --------        --------
                         Net cash used in investing activities         (8,739)        (12,649)
                                                                     --------        --------

Financing Activities
     Net increase in short-term borrowings                            (82,500)          1,900
     Proceeds from issuance of long-term debt                          59,200              --
     Payment of long-term debt and capital lease obligations           (5,477)         (4,697)
     Purchase of treasury stock                                       (19,465)         (2,591)
     Exercise of stock options                                          3,686           1,667
     Dividends paid                                                    (2,807)         (2,755)
     Other financing activities                                            69              82
                                                                     --------        --------
                         Net cash used in financing activities        (47,294)         (6,394)
                                                                     --------        --------
Increase (decrease) in cash and cash equivalents                          588             334
Cash and cash equivalents at beginning of period                          390             414
                                                                     --------        --------
Cash and cash equivalents at end of period                           $    978        $    748
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

RESULTS OF OPERATIONS

Net sales for the third quarter and nine months ended September 30, 1998 increased 8.5% and 9.7% over the same periods for 1997, respectively. Comparable-store sales increased 6.6% and 6.3% over the year-earlier third quarter and nine month periods respectively. The Company's largest markets, Dallas and Atlanta, experienced double-digit comparable-store sales for the nine months period and better than the Company market-wide average for the quarter. A store's results are included in the comparable-store sales computation beginning with the anniversary of its opening. Overall, continued lower long term interest rates and steady economic growth stimulated housing markets, mortgage refinancings and consumer spending on home furnishings, particularly in the Company's markets.

Gross margin as a percent of net sales improved slightly for the third quarter, 47.1% for 1998 compared to 46.9% for the 1997 period, and was flat at 47.0% for the nine months ended September 30, 1998 and 1997. Merchandise close out sales activity has been higher than normal for the last two years due to store and warehouse relocations in 1997 and the liquidation of inventory from the closing of three clearance centers in 1998.

Selling, general and administrative expenses as a percent of net sales increased to 41.7% as compared to 40.8% for the quarter ended September 30, 1998 and 1997, respectively, and was unchanged for the nine month period at 42.4%. The main categories of increased spending were in advertising and administrative expenses. An increase in the level of television advertising was the primary source of the increased advertising costs. Administrative expenses, although higher, were within budgeted levels as costs were directed for the improved management of receivables and inventory.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                                   (Continued)

The provision for doubtful accounts as a percentage of net sales decreased to 1.0% from 1.8% for the quarter ended September 30, 1998 as compared to 1997, and was flat at 1.4% for the nine months ended September 30, 1998 and 1997. This 1.0% provision was lower than the levels of the first half of 1998 and slightly better than expected. The Company's provision during the last half of 1997 and the first half of 1998 had been higher than historical levels, reflecting the increased delinquencies and bankruptcies experienced in the consumer lending industry over the last two years The Company slightly tightened its criteria for credit approval during the third quarter of 1997 and during the current year increased the number of credit professionals to better manage the Company's portfolio. Systems were also enhanced and additional credit bureau and collection services employed. During the past six months, the Company has experienced a moderating to improving trend in its rate of delinquencies and new consumer bankruptcies.

Interest expense decreased 0.4% and 0.6% as a percent of net sales for the quarter and nine month period ended September 30, 1998, respectively, from the year-earlier periods. The Company's effective interest rate was slightly higher in 1998 at 7.3% for the quarter and 7.2% for the nine month period, but was offset by the decrease in average debt levels of 13.9% and 10.5% for the quarter and nine month period, respectively, from the year-earlier periods.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $56.6 million during the first nine months of 1998. The Company carries its own customer accounts receivables which provided positive cash flows as receivables decreased $18.2 million due to less customer usage of credit promotions offered and more purchases with national credit cards. Also, a shortened free interest period allowed under one program accelerated payoffs and contributed to the reduction. Capital requirements for inventory have been reduced as improved systems and better management have resulted in decreased overall inventory levels. The Company's inventory at September 30, 1998 is $2.3 million lower than the September 30, 1997 level, in spite of approximately $3.2 million in additional display inventory for new retail square footage and sales growth of $42.9 million during the same period.

Investing activities used $8.7 million of cash during the nine months ended September 30, 1998. Capital expenditures during the period were $9.2 million primarily for improvements to five additional leased store locations, one of which opened in the fourth quarter of 1998.

During the nine months ended September 30, 1998, the positive cash flows generated allowed for $47.3 million to be used in financing activities, including $28.8 million to reduce debt and $19.5 million for the acquisition of treasury stock.

In March 1998, the Company arranged a five year $105 million revolving credit facility syndicated with five commercial banks. This facility provides a multi-year commitment for the Company's capital requirements and replaced existing one year bank line-of-credit agreements. The Company also has uncommitted line-of-credit

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                                   (Continued)

agreements with two banks to borrow up to $13 million, which were unused at September 30, 1998. Borrowings under the revolving credit facility were $59.2 million ($45.8 million unused) and were classified as long term debt at September 30, 1998. Borrowings under all of these agreements are unsecured and accrue interest at competitive money-market rates.

In addition to cash flows from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure with fixed-rate and capped-rate debt as determined by the interest rate environment (88% of total debt was interest-rate protected at September 30, 1998). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.2% at September 30, 1998.

The Company opened four stores during the first nine months of 1998 and has an additional store scheduled to open during the fourth quarter of 1998. All of these new facilities will be leased under operating leases. Capital expenditures for the remainder of 1998 to support other improvements and additional projects which will be completed in 1999 are estimated to be $3 million to $5 million. The Company is considering other new stores for 1999, some of which may require ownership and which would increase the estimated 1998 capital expenditures well above the levels of 1997. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

SEASONALITY

Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year, particularly in the fourth quarter.

YEAR 2000

Many existing computer programs utilized globally use only two digits to identify a year in the date field. Such systems, if not changed, may interpret "00" as "1900" instead of the year "2000." This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

The Company relies on computer-based technology and utilizes a variety of third-party hardware and proprietary and third-party software. The Company's retail functions (store systems software), such as merchandise procurement and distribution, inventory control, point-of-sale information systems and credit approval and account servicing, generally use proprietary software. The Company's administrative functions, such as accounting, also use proprietary software and to a more limited extent, third-party software for areas such as human resource management. In addition to such information technology ("IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                                   (Continued)

technology, such as elevators and energy management systems. Third parties with whom the Company has relationships, including merchandise vendors and service providers used by the Company in its operations (such as banking and financial services, data processing services, telecommunications services and utilities), are also highly reliant on computer-based technology.

In 1997, the Company's Management Information Services (MIS) department developed a plan to modify the Company's proprietary systems for compliance with Year 2000 issues. In 1998, a cross-departmental task force was formed to provide guidance to the Company's operating and support functions and to monitor the progress of Company wide efforts to address Year 2000 issues. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers, merchandise suppliers, industry groups, and other retail companies. The task force has divided the compliance project into five broad categories: store systems software, corporate office systems software, hardware, facilities, and vendors.

Beginning in January 1998, substantially all of the MIS development resources began programming modification efforts on the proprietary systems. The first phase focused on store systems. Each program and file has been reviewed, remediated if necessary and then tested. The store systems software phase was completed and testing was finished in May 1998. Thus far in the second half of 1998, the corporate office systems have been reviewed and all identified programming changes have been made by MIS development personnel with testing scheduled to be complete by December 1998. The Company presently anticipates that all of its software and IT systems (including third-party and proprietary hardware, software, network components and interfaces) will be compliant with all Year 2000 issues by March 1999.

The Company has requested a report from all of its suppliers as to their Year 2000 preparedness. The Company has migrated all of its electronic data interchange (EDI) transactions with its trading partners to compliant software systems.

Despite the significant efforts to address Year 2000 concerns, the Company could potentially experience disruptions to some of its operations, including those resulting from noncompliant systems used by third party business and governmental entities. The Company is developing contingency plans to address potential Year 2000 disruptions. These plans will address accessibility and functionality of Company facilities as well as interim steps to be taken if an event causes failure of a system critical to the Company's core business activities. The Company's contingency plans are expected to be complete by September 1999.

Through September 30, 1998, the Company has incurred approximately $0.7 million of expenses to achieve Year 2000 compliance. The Company's projected remaining cost for Year 2000 remediation is currently estimated to be $0.2 million. These expenses are not incremental costs but represent the MIS and managerial time dedicated to this issue rather than being used for new projects which have been postponed. Upgrade or replacement expenditures for IT hardware, operating systems and third party software have not been included in these amounts as most of the items purchased met new Company requirements with respect to additional capacity, speed or functionality in addition to compliance with Year 2000 issues.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits filed with this report.

                  27 - Financial Data Schedule.

         (b) Reports on Form 8-K.

                  None

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                          HAVERTY FURNITURE COMPANIES, INC.

Date     November 12, 1998                By:    /s/ Dennis L. Fink
     ------------------------                    -------------------------------
                                                 Dennis L. Fink,
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (principal accounting officer)

                                          By:    /s/ Dan C. Bryant
                                                 -------------------------------
                                                 Dan C. Bryant,
                                                 Vice President and Controller
                                                 (principal accounting officer)

                                          By:    /s/ Jenny H. Parker
                                                 -------------------------------
                                                 Jenny H. Parker,
                                                 Vice President,
                                                 Secretary and Treasurer