Form 10-K
period 1998-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1999-03-26
CIK 216085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    [X]      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                          OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     FOR THE TRANSITION PERIOD FROM             TO

                            COMMISSION FILE NUMBER: 0-8498

                            ------------------------

                       HAVERTY FURNITURE COMPANIES, INC.

             (Exact name of registrant as specified in its charter)

                  MARYLAND                        58-0281900
       (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)           Identification
                                                     No.)

  866 WEST PEACHTREE STREET, N.W., ATLANTA,          30308
                   GEORGIA
  (Address of principal executive officers)       (Zip Code)

Registrant's telephone number, including area code:  (404) 881-1911

Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                      ON WHICH REGISTERED
--------------------------------------------------------  ---------------------
             COMMON STOCK ($1.00 PAR VALUE)                  NEW YORK STOCK
         CLASS A COMMON STOCK ($1.00 PAR VALUE)                 EXCHANGE

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 28, 1999, was $165,927,983. The aggregate market value was computed by reference to the last transaction prices of the registrant's two classes of common stock on such date. For the purpose of this response only, executive officers, directors and holders of 5% or more of common stock are affiliates of the registrant.

    As of March 17, 1999, the number of shares outstanding of the registrant's two classes of $1.00 par value common stock were: Common Stock--8,635,228; Class A Common Stock--2,441,622.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement dated March 23, 1999, for the 1999 annual meeting of stockholders are incorporated by reference herein in response to Item 5 -- 8 of Part II and to Part III of this report, except information on executive officers, which is included in Part I of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

    Certain information included in this Annual Report on Form 10-K contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management), contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, the consumer spending environment for large ticket items, competition in the retail furniture industry and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

GENERAL

    Haverty Furniture Companies, Inc. (the "Company" or "Havertys") is a full-service home furnishings retailer. The Company operates 100 showrooms in 14 contiguous southern and central states. Havertys provides its customers with a wide selection of furniture and accessories primarily in the middle to upper-middle price ranges. As an added convenience to its customers, the Company offers financing through a revolving charge credit plan. The Company originated as a family business in 1885 in Atlanta, Georgia. Havertys has been a publicly held company since 1929, incorporated under the laws of the State of Maryland. The Company's corporate headquarters are located at 866 West Peachtree Street,
N. W., Atlanta, Georgia, 30308.

BUSINESS STRATEGY

    The Company serves a target customer in the middle to upper-middle income ranges. Havertys has attracted this discriminating and demanding consumer by focusing on what it believes are the key elements of furniture retailing: stores, merchandise value and selection, advertising, and customer service. The Company has made investments in technology to improve operating efficiencies and in new retail stores. Havertys plans to continue to expand into new markets and strengthen its position in its current market areas utilizing existing distribution infrastructure.

STORES

    As of December 31, 1998, the Company operated 100 stores serving 65 cities in 14 states. Havertys has executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores. Accordingly, the number of retail locations has increased by only ten since the year ended 1994, but total square footage has increased 40%. Havertys entered five new cities during 1998: Birmingham, Alabama; Bowling Green, Kentucky; Fredericksburg and Roanoke, Virginia; and Springfield, Missouri (a new state for Havertys). This additional retail space was gained primarily by leasing and remodeling facilities from retailers exiting their businesses. During 1999, the Company will open five stores leased or purchased from former retailers and remodeled to Havertys' specifications. The Company will also add three newly constructed stores, including a unique mall location in Atlanta,

Georgia, and expand three current locations. Store closings for 1999 include one large clearance center and two small retail showrooms.

MERCHANDISING

    The Company is able to tailor its merchandise presentation to the needs and tastes of the local market. Havertys offers many well-known brand names of furniture, such as Broyhill, Thomasville, Lane/ Action, La-Z-Boy, and Clayton Marcus. The Company prefers to carry multiple lines of furniture in order to offer the consumer broad product choices at good values. These include many key items and groups from well known, quality suppliers who have established somewhat less consumer brand awareness. All five regional managers are included in Havertys' buying team, and their input allows each store to present a product mix that is roughly 20 to 25 percent regionalized. Each local market manager can select from region specific items that are attractive to consumers in their particular metropolitan area. These managers are also responsible for pricing in their respective markets, with the exception of specific items that are advertised chain-wide. Havertys can therefore be competitively priced in each market while maintaining attractive gross margins.

    The merchandising team develops a broad selection of merchandise for its customers at values targeted to their income levels. Management has avoided utilizing lower, promotional price-driven merchandise favored by many national chains, which management believes gives Havertys a unique position for a large retailer. The Company purchases approximately 59% of its merchandise from ten vendors and believes that adequate merchandise sources are available to the Company. Combined with the movement to regional merchandising and warehousing and the implementation of a centralized information system, this provides significant purchasing power with the Company's vendors.

    Although it has only an estimated 1% national market share of the highly-fragmented furniture retailing market, Havertys is becoming an important customer to the largest furniture manufacturers due to its consistent track record of profitable, controlled growth and reputable customer service.

    In February 1998, the Company and Furniture Brands International ("Furniture Brands") announced a strategic alliance whereby the Company will allocate up to 50% of its retail square footage to the display of products supplied by Furniture Brands. Furniture Brands' lines, which include widely recognized brands such as Broyhill, Lane, and Thomasville, currently account for approximately 30% of the retail square footage in Havertys' stores. Because of the alliance, the Company has received increased service support to each of its five regional or metropolitan area distribution centers and is allowed certain priorities in selecting new products. The program, which began implementation in the second quarter of 1998, is expected to reach the targeted increase in display square footage in the second half of 1999.

REVENUES

    The following table sets forth the approximate percentage contributions by product or service to the Company's gross revenues for the past three years:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
    Merchandise:
        Living Room Furniture........................................................       48.5%      51.0%      52.2%
        Bedroom Furniture............................................................       23.4       23.1       22.6
        Dining Room Furniture........................................................       11.9       12.3       12.6
        Bedding......................................................................        7.6        7.4        6.6
    Accessories and Other............................................................        5.6        3.4        3.5
    Credit Service Charges...........................................................        3.0        2.8        2.5
                                                                                       ---------  ---------  ---------
                                                                                           100.0%     100.0%     100.0%
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

DISTRIBUTION

    The Company uses a regional warehouse distribution network to provide central receiving points from vendors and distribution of product to local market warehouses. Havertys has three regional warehouses operating in Charlotte, North Carolina; Jackson, Mississippi; and Ocala, Florida. The regional warehouses serve all of the Company's local markets except for Dallas, Texas, and Atlanta, Georgia, which each have a metropolitan area warehouse. The combination of enhanced information systems, just-in-time delivery practices and close coordination with vendors has substantially reduced the need to carry inventory in local market warehouses. The ratio of warehouse space to selling space has decreased over the last five years. This reduction has allowed local management to convert space previously used for warehousing into additional selling space, prepping centers and cross-dock locations for local deliveries.

    The distribution system currently in place will facilitate the implementation of additional distribution improvements. Havertys is implementing EDI and just-in-time delivery systems with its major vendors, and the Company has purchased and is starting to roll out a new software system which will allow management to forecast inventory requirements and reorder merchandise in a more efficient manner.

CREDIT OPERATIONS

    As a service to its customers, Havertys offers a revolving charge credit plan with credit limits determined through its on-line credit approval system. Havertys Credit Services, Inc. ("Havertys Credit"), a wholly-owned subsidiary of Haverty Furniture Companies, Inc., was formed in 1996 to consolidate this function. Management believes that Havertys gains certain advantages over its primary competitors by controlling credit approval and the quality of customer relations rather than outsourcing these functions. Havertys Credit currently maintains a receivables portfolio of approximately $195 million, before deducting reserves.

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

    Havertys Credit typically requires a 15% down payment and offers financing over 12 to 48 months, with an average term of 18 months. The standard (non-promotional) credit service charge rate currently ranges from 18% to 21% per annum (except for 10% in Arkansas), but will vary in the future depending on market conditions and state laws. Havertys Credit offers a lower credit service charge rate for individual purchases of over $3,000, and the Company also routinely offers various interest-free periods (typically five to 12 months) as part of promotional campaigns. About 44% of financed 1998 sales allow for deferred payment periods with most financed sales allowing for 3 months to 12 months of free interest. In January 1998, the deferred payment period was shortened from six months to five months from the month of purchase. The Company has not offered payment deferrals beyond six months although many competitor programs include deferrals and free interest for up to 18 months. Management believes that its credit offers are a reasonable response to similar or more aggressive promotions advertised by competitors, which therefore reduces the need to emphasize off-price promotions to stimulate sales. Unlike many of its competitors, Havertys Credit does not charge retroactive interest to customers who do not completely pay off the balance during a free-interest or deferred payment period in part because such periods are not as long as competitive offers. The amount financed under the Company's credit programs as a percent of net sales continued to decline in 1998 to 49% from 55% in 1997 as customers increased their usage of third party credit cards and cash. These combined factors resulted in an average interest yield of approximately 8.7% for 1998.

COMPETITION

    The retail sale of home furnishings is a highly fragmented and competitive business. The Company believes that the primary elements of competition in its industry are customer service, merchandise (quality, style, selection, price, and display) advertising and store location and design. The degree and source of competition varies by geographic area. The Company competes with numerous individual retail furniture stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards.

    The Company believes it has uniquely positioned itself in the marketplace with merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture store chains. Management believes that this customer segment responds more cautiously to typical discount promotions and focuses on the real value and customer service offered by a retailer. The Company regards its experienced sales personnel and personalized customer service as important factors in its competitive success. Lastly, management believes its ability to make prompt delivery of orders through maintenance of inventory and to tailor the inventory to a store's local market conditions provides additional competitive advantages. The Company currently ranks among the top five in sales for full-service retail home furnishings store chains in the United States, based on available industry data for 1997.

EMPLOYEES

    As of December 31, 1998, the Company employed approximately 3,286 employees:
2,976 in individual retail store operations, 136 in its corporate offices, 84 in its credit operations and 90 in its regional warehouses. No employee of the Company is a party to any union contract and the Company considers its employee relations to be good.

EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the executive officers of the Company:

                                                                                  POSITION WITH THE COMPANY
NAME                                                       AGE                      AND OTHER INFORMATION
-----------------------------------------------------      ---      -----------------------------------------------------
Rawson Haverty.......................................          78   Chairman of the Board since 1984. President from 1955
                                                                      to 1984. Chief Executive Officer from 1955 to 1990.
                                                                      Director since 1947.

John E. Slater, Jr...................................          64   President and Chief Executive Officer since 1994.
                                                                      Executive Vice President from 1993 to 1994. Chief
                                                                      Operating Officer from 1992 to 1994. Senior Vice
                                                                      President from 1987 to 1993. General Manager,
                                                                      Stores, from 1990 to 1992. Director since 1983.

Dan C. Bryant........................................          56   Vice President since 1998 and Controller since 1985.

Dennis L. Fink.......................................          47   Executive Vice President since 1996 and Chief
                                                                      Financial Officer since 1993. Senior Vice President
                                                                      from 1993 to 1996. Senior Vice President, Treasurer
                                                                      and Chief Financial Officer and a director of
                                                                      Horizon Industries, Inc., a publicly held carpet
                                                                      manufacturer, from 1985 to 1992.

Rawson Haverty, Jr...................................          42   Senior Vice President, Real Estate and Development
                                                                      since 1998. Vice President, Real Estate and
                                                                      Insurance Division from 1992 to 1998.

Jenny Hill Parker....................................          40   Treasurer since 1998 and Corporate Secretary since
                                                                      1997. Vice President, Finance from 1996 to 1998 and
                                                                      financial officer since 1994. Senior Manager at
                                                                      KPMG Peat Marwick LLP from 1988 to 1994 and other
                                                                      positions within that firm since 1981.

Clarence H. Smith....................................          48   Senior Vice President and General Manager, Stores,
                                                                      since 1996. Vice President, Operations and
                                                                      Development, from 1994 to 1996. Vice President from
                                                                      1984 to 1994. Regional Manager and General Manager
                                                                      of Atlanta, Georgia, retail operations from 1986 to
                                                                      1994. Director since 1989.

M. Tony Wilkerson....................................          53   Senior Vice President, Marketing since 1994. Vice
                                                                      President, Merchandising, from 1990 to 1994.

    Rawson Haverty is the father of Rawson Haverty, Jr., and uncle of Clarence
H. Smith and Clarence H. Ridley. Rawson Haverty, Jr. is the son of Rawson Haverty and the first cousin of Clarence H. Ridley and Clarence H. Smith. Clarence H. Smith is the nephew of Rawson Haverty and the first cousin of Clarence

H. Ridley and Rawson Haverty, Jr. (directors of the Company). Clarence H. Ridley is the nephew of Rawson Haverty and first cousin of Clarence H. Smith and Rawson Haverty, Jr.

ITEM 2. PROPERTIES

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

    The following table sets forth information concerning the operating facilities of the Company as of December 31, 1998.

                                                           RETAIL          MARKET AREA         REGIONAL
                                                        LOCATIONS(C)       WAREHOUSES         WAREHOUSES
                                                       ---------------  -----------------  -----------------
Owned (a)............................................            48                 9                  3
Leased (b)...........................................            52                16                  0
                                                                                   --                  -
                                                                ---
    Total............................................           100                25                  3
                                                                                   --                  -
                                                                                   --                  -
                                                                ---
                                                                ---

------------------------

    (a) Includes capital leases on 10 facilities and three retail stores built on sites under land leases.

    (b) The leases have various termination dates through 2010 plus renewal options.

    (c) 26 of the retail locations have attached warehouse space.

    In addition, as of December 31, 1998, the Company has entered into an agreement for the lease of one retail facility.

                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
Retail square footage at December 31 (in thousands)............................      3,295      3,167      2,960
% Change in retail square footage..............................................        4.0%       7.0%       7.1%
Annual Net Sales per Square Foot...............................................  $     168  $     158  $     159

    For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report under
Item 7 of Part II.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its properties is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The information under the heading "Market Prices and Dividend Information" on page 12 of the Company's annual report to stockholders for the year ended December 31, 1998, is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA

    Selected 5-Year Financial Data on page 13 of the Company's annual report to stockholders for the year ended December 31, 1998, is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 19 of the Company's annual report to stockholders for the year ended December 31, 1998, is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 19, and contained in Note 7--Long-term Debt and Capital Lease Obligations on pages 28 and 29 of the Company's annual report to stockholders for the year ended December 31, 1998, is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The report of the independent auditors and the financial statements on pages 20 through 38 of the Company's annual report to stockholders for the year ended December 31, 1998, are incorporated herein by reference.

    Selected Quarterly Financial Data on page 37 of the Company's annual report to stockholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to directors of the Company contained on pages 6 through 8 of the Company's proxy statement for the 1999 annual meeting of stockholders, dated March 23, 1999, is incorporated herein by reference. Information relating to executive officers of the Company is included in this report under Item 1 of Part I.

ITEM 11. EXECUTIVE COMPENSATION

    The information relating to executive compensation contained on pages 10 through 19 of the Company's proxy statement for the 1999 annual meeting of stockholders, dated March 23, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information relating to security ownership of certain beneficial owners contained on pages 2 and 3 of the Company's proxy statement for the 1999 annual meeting of stockholders, dated March 23, 1999, is incorporated herein by reference.

    The following information is provided with respect to the number of shares of the Company's Common Stock and/or Class A Common Stock beneficially owned as of February 28, 1999, by (i) an executive officer who is not a director or nominee and is named in the Summary Compensation Table and (ii) all executive officers and directors as a group. Unless otherwise indicated, the person or entity shown possesses sole voting and investment powers with respect to the amounts shown.

                                                                                  Class A
                                                               Common Stock     Common Stock
                                                               Beneficially     Beneficially
                                                                 Owned and       Owned and
                     Name or Number of                            Percent         Percent
                      Persons in Group                           of Class         of Class
------------------------------------------------------------  ---------------  --------------
Dennis L. Fink..............................................        78,545(a)        --
                                                                     *
15 Executive Officers and Directors as a Group..............       953,084(b)     1,129,429(c)
                                                                    10.54%           46.26%

------------------------

*   Less than 1% of outstanding shares of class.

------------------------

(a) This amount includes unexercised options to purchase 58,808 shares which may be acquired upon the exercise of options which are presently exercisable or which will become exercisable on or before April 30, 1999.

(b) Of this amount, the persons included in this group have shared voting and investment power with respect to 140,855 shares (which includes 34,119 shares held in the Company's Retirement Plan and Trust) and shared voting power with respect to 145,064 shares which represent the shares held in the Company's 401(k) Plan. This amount also includes 311,769 shares which may be acquired upon the exercise of options which are presently exercisable or which will become exercisable on or before April 30, 1999.

(c) Of this amount, the persons included in this group have shared voting and investment power with respect to 367,006 shares (which includes 143,375 shares held in the Company's Retirement Plan and Trust) and sole voting power with respect to 24,630 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information relating to certain relationships and related transactions contained on page 17 of the Company's proxy statement for the 1999 annual meeting of stockholders, dated March 23, 1999, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following exhibits, financial statements and financial statement schedule are filed as a part of this report:

    (a)(1) and (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                    SCHEDULE

    The following consolidated financial statements of Haverty Furniture Companies, Inc., included in the annual report of the registrant to its stockholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

    Consolidated Balance Sheets--December 31, 1998 and 1997

    Consolidated Statements of Income--Fiscal Years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Stockholders' Equity--Fiscal Years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows--Fiscal Years ended December 31, 1998, 1997 and 1996

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

    (3) Exhibits

    The exhibits listed below are filed with or incorporated by reference into this Report (denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced document. Exhibits 10.1 through 10.15 represent compensatory plans.

 EXHIBIT
 NUMBER                                                     DESCRIPTION OF EXHIBIT
---------             --------------------------------------------------------------------------------------------------
    *3.1      --      Articles of Incorporation of Haverty Furniture Companies, Inc. as amended and restated on March 6,
                      1973, and amended on April 24, 1979, and as amended on April 24, 1985. (10-Q for the quarter ended
                      June 30, 1985)

   *3.1.1     --      Articles of Incorporation of Haverty Furniture Companies, Inc. as amended on April 25,1986. (10-Q for the quarter ended March 31, 1986)

   *3.1.2     --      Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc. as amended on April
                      28, 1989. (10-Q for the quarter ended June 30, 1989)

   *3.1.3     --      Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc. as amended on April
                      28, 1995. (10-K for the year ended December 31, 1996)

   *3.2.1     --      Amended and Restated By-Laws of Haverty Furniture Companies, Inc. as amended on August 5, 1987.
                      (10-K for the year ended December 31, 1987)

   *3.2.2     --      Amendment to By-Laws of Haverty Furniture Companies, Inc. as amended on November 4, 1988. (10-Q for the quarter ended March 31, 1989)

 EXHIBIT
 NUMBER                                                     DESCRIPTION OF EXHIBIT
---------             --------------------------------------------------------------------------------------------------
   *3.2.3     --      Amendment to By-laws of Haverty Furniture Companies, Inc. as amended on October 30, 1998.

    *4.1      --      Note Agreement between Haverty Furniture Companies, Inc. and The Prudential Purchasers (The
                      Prudential Insurance Company of America) c/o Prudential Capital Group, dated December 29, 1993.
                      (10-K for the year ended December 31, 1993)

   *4.1.1     --      First Amendment to Note Agreement effective March 31, 1994, between Haverty Furniture Companies,
                      Inc. and The Prudential Insurance Company of America. (10-K for the year ended December 31, 1994)

   *4.1.2     --      Second Amendment to Note Agreement dated July 19, 1996, between Haverty Furniture Companies, Inc.
                      and The Prudential Insurance Company of America, as previously amended. (10-K for the year ended
                      December 31, 1996)

    *4.2      --      Credit Agreements dated March 31, 1998, among Haverty Furniture Companies, Inc., Havertys Credit
                      Services, Inc. and the Lenders Listed Therein, Agented by SunTrust Bank, Atlanta. (10-Q for the
                      quarter ended March 31, 1998)

                      No other instrument authorizes long-term debt securities in an amount in excess of ten percent
                      (10%) of the total assets of the Company. The Company agrees to furnish copies of instruments and agreement authorizing long-term debts of less than ten percent (10%) of its total assets to the
                      Commission upon request.

   *10.1      --      Second Amendment and Restatement of Directors' Deferred Compensation Plan. (10-Q for the quarter ended June 30, 1996, Exhibit 10.1.2)

   *10.2      --      Supplemental Executive Retirement Plan, effective January 1, 1983. (10-K for the year ended
                      December 31, 1984, Exhibit 10.3)

   *10.3      --      Thrift Plan and Trust, as amended and restated, effective January 1, 1987. (Exhibit 4.1 to
                      Registration Statement on Form S-8, File No. 33-44285)

  *10.3.1     --      Amendment No. One to Thrift Plan and Trust, as previously amended and restated, effective July 1,
                      1994. (10-K for the year ended December 31, 1996)

  *10.3.2     --      Amendment No. Two to Thrift Plan and Trust, as previously amended and restated, effective January
                      1, 1989. (10-K for the year ended December 31, 1996)

  *10.3.3     --      Amendment No. Three to Thrift Plan and Trust, as previously amended and restated, effective
                      January 1, 1997. (10-K for the year ended December 31, 1996)

   *10.4      --      1986 Non-Qualified Stock Option Plan. (10-K for the year ended December 31, 1987, Exhibit 10.7)

   *10.5      --      1988 Incentive Stock Option Plan, as amended. (Exhibit 4.1 to Registration Statement on Form S-8,
                      File No. 33-53609)

   *10.6      --      1988 Non-Qualified Stock Option Plan. (10-Q for the quarter ended June 30, 1989, Exhibit 10.2)

  *10.6.1     --      Amendment Number One to 1988 Non-Qualified Stock Option Plan. (Registration Statement on Form S-2,
                      File No. 33-59400, Exhibit 10.9.1)

   *10.7      --      Haverty Furniture Companies, Inc. Employee Stock Purchase Plan, as amended and restated as of
                      February 7, 1995. (10-K for the year ended December 31, 1994)

 EXHIBIT
 NUMBER                                                     DESCRIPTION OF EXHIBIT
---------             --------------------------------------------------------------------------------------------------
   *10.8      --      Deferred Compensation Agreement between Haverty Furniture Companies, Inc. and Rawson Haverty, Sr.,
                      dated December 21, 1992. (10-K for the year ended December 31, 1993, Exhibit 10.9)

   *10.9      --      1993 Non-Qualified Stock Option Plan. (Registration Statement on Form S-8, File No. 33-53607,
                      Exhibit 5.1)

   *10.10     --      Supplemental Executive Retirement Plan, effective January 1, 1996. (10-K for the year ended
                      December 31, 1995)

   *10.11     --      Directors' Compensation Plan as of April 26, 1996. (10-Q for quarter ended June 30, 1996, Exhibit
                      10.11)

   *10.12     --      Form of Agreement dated January 1, 1997, Regarding change in Control with the following Names
                      Executive Officers: John E. Slater, Jr., Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson.
                      (10-K for the year ended December 31, 1996)

   *10.13     --      Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee directors: Rawson Haverty, Jr. (a Named Executive Officer) and Fred J. Bates. (10-K for the year ended December 31, 1996)

   *10.14     --      Haverty Furniture Companies, Inc. 1998 Stock Option Plan, effective as of December 18, 1997.
                      (Registration Statement on Form S-8, File No. 333-53215, Exhibit 10.1)

    10.15     --      Haverty Furniture Companies, Inc. Top Hat Mutual Fund Option Plan, effective as of January 15,
                      1999.

    13.1      --      Annual Report to Stockholders for the year ended December 31, 1998.

    21.1      --      Subsidiaries of the Registrant.

    23.1      --      Consent of Ernst & Young LLP.

    27        --      Financial Data Schedule. (Filed electronically with SEC only)

------------------------

*   Incorporated by reference.

    (b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

    (c) Exhibits--The response to this portion of Item 14 is as submitted in
       Item 14(a)(3).

    (d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HAVERTY FURNITURE COMPANIES, INC.

Date: March 25, 1999            By:           /s/ JOHN E. SLATER, JR.
                                     ------------------------------------------
                                                John E. Slater, Jr.
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

Dated: March 25, 1999           By:              /s/ DENNIS L. FINK
                                     ------------------------------------------
                                                   Dennis L. Fink
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                       FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                      OFFICER)

Dated: March 25, 1999           By:              /s/ DAN C. BRYANT
                                     ------------------------------------------
                                                   Dan C. Bryant
                                             VICE PRESIDENT, CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ RAWSON HAVERTY        Chairman of the Board
------------------------------                                 March 25, 1999
        Rawson Haverty

   /s/ JOHN E. SLATER, JR.      President and Chief
------------------------------    Executive Officer,           March 25, 1999
     John E. Slater, Jr.          Director

      /s/ FRED J. BATES         Regional Manager and
------------------------------    Director                     March 25, 1999
        Fred J. Bates

      /s/ JOHN T. GLOVER        Director
------------------------------                                 March 25, 1999
        John T. Glover

   /s/ RAWSON HAVERTY, JR.      Senior Vice President and
------------------------------    Director                     March 25, 1999
     Rawson Haverty, Jr.

    /s/ L. PHILLIP HUMANN       Director
------------------------------                                 March 25, 1999
      L. Phillip Humann

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ LYNN H. JOHNSTON       Director
------------------------------                                 March 25, 1999
       Lynn H. Johnston

 /s/ FRANK S. MCGAUGHEY, III    Director
------------------------------                                 March 25, 1999
   Frank S. McGaughey, III

    /s/ CLARENCE H. RIDLEY      Vice Chairman and Director
------------------------------                                 March 25, 1999
      Clarence H. Ridley

    /s/ CLARENCE H. SMITH       Senior Vice President and
------------------------------    Director                     March 25, 1999
      Clarence H. Smith

    /s/ ROBERT R. WOODSON       Director
------------------------------                                 March 25, 1999
      Robert R. Woodson

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

COLUMN A                                         COLUMN B    COLUMN C-1    COLUMN C-2      COLUMN D      COLUMN E
-------------------------------------------------------------------------------------------------------------------

                                                              ADDITIONS
                                                BALANCE AT     CHARGED
                                                 BEGINNING    TO COSTS                                  BALANCE AT
                                                    OF           AND                     DEDUCTIONS--     END OF
                                                  PERIOD      EXPENSES      OTHER (1)    DESCRIBE (2)     PERIOD
                                                -------------------------------------------------------------------
Year ended December 31, 1998:
  Allowance for doubtful accounts.............   $   8,500    $   6,456            --      $   6,656     $   8,300
                                                -------------------------------------------------------------------
                                                -------------------------------------------------------------------
Year ended December 31, 1997:
  Allowance for doubtful accounts.............   $   7,105    $   7,648     $     795      $   7,048     $   8,500
                                                -------------------------------------------------------------------
                                                -------------------------------------------------------------------
Year ended December 31, 1996:
  Allowance for doubtful accounts.............   $   7,105    $   4,416            --      $   4,416     $   7,105
                                                -------------------------------------------------------------------
                                                -------------------------------------------------------------------

------------------------

(1) Represents a reclassification of amounts related to past due accounts receivable previously included in accrued liabilities.

(2) Uncollectible accounts written off, net of recoveries and the disposal value of repossessions.