Form 10-Q
period 1999-03-31
HAVERTY FURNITURE COMPANIES INC
filed 1999-05-17
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

       Yes   X      No
           -------     ------

     The number of shares outstanding of the registrant's two classes of $1 par value common stock as of May 13, 1999 were: Common Stock - 8,734,268; Class A Common Stock - 2,438,972.

          H A V E R T Y  F U R N I T U R E  C O M P A N I E S,  I N C.

                                    I N D E X


                                                                                                        PAGE NO.
Part I.        Financial Information:

               Condensed Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998                                                      1

               Condensed Consolidated Statements of Income -
                  Three months ended March 31, 1999 and 1998                                                3

               Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1999 and 1998                                                4

               Notes to Condensed Consolidated Financial Statements                                         5

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                       6

               Quantitative and Qualitative Disclosure of Market Risk                                       8

Part II.       Other Information                                                                            9

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                           March 31     December 31
                                                            1999          1998
                                                           --------     -----------
ASSETS

Current Assets
   Cash and cash equivalents ........................     $   1,285      $   1,874

   Accounts receivable ..............................       185,750        194,472
   Less allowance for doubtful accounts .............        (8,300)        (8,300)
                                                          ---------      ---------

                                                            177,450        186,172

   Inventories, at LIFO .............................        85,010         82,084

   Other current assets .............................        10,195          8,047
                                                          ---------      ---------


         Total Current Assets........................       273,940        278,177


Property and equipment ..............................       205,617        196,814
   Less accumulated depreciation and amortization ...       (86,912)       (85,481)
                                                          ---------      ---------

                                                            118,705        111,333


Other assets ........................................         3,110          3,391
                                                          ---------      ---------
                                                          $ 395,755      $ 392,901
                                                          ---------      ---------
                                                          ---------      ---------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                    March 31       December 31
                                                                     1999            1998
                                                                    --------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks ....................................     $   1,900      $   6,400
   Accounts payable and accrued expenses .....................        58,396         54,356
   Current portion of long-term debt and
     capital lease obligations ...............................        10,876          9,711
                                                                   ---------      ---------

         Total Current Liabilities............................        71,172         70,467

Long-term debt and capital lease obligations,
     less current portion ....................................       159,541        161,778

Other liabilities ............................................         2,615          2,598


Stockholders' Equity
     Capital stock, par value $1 per share:
       Preferred Stock, Authorized: 1,000 shares;
         Issued:  None
       Common Stock, Authorized:  50,000 shares;
         Issued:  1999 - - 10,544 shares;
         1998 - - 10,393 shares (including shares
         in treasury:  1999 and 1998 - - 1,839
         and l,739, respectively) ............................        10,544         10,393
       Convertible Class A Common Stock, Authorized:
         15,000 shares; Issued:  1999 - - 2,703 shares;
         1998 - - 2,772 shares  (including shares
         in treasury:  1999 and 1998 - - 261) ................         2,703          2,772
       Additional paid-in capital ............................        41,475         40,338
       Retained earnings .....................................       138,562        133,207
                                                                   ---------      ---------

                                                                     193,284        186,710

       Less cost of Common Stock and
         Convertible Class A Common Stock in treasury ........       (30,857)       (28,652)
                                                                   ---------      ---------

                                                                     162,427        158,058
                                                                   ---------      ---------

                                                                   $ 395,755      $ 392,901
                                                                   ---------      ---------
                                                                   ---------      ---------

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                         Three Months Ended
                                                                               March 31
                                                                    ------------------------
                                                                       1999           1998
                                                                    -----------   ----------

Net sales ......................................................     $ 149,781      $129,368
Cost of goods sold .............................................        78,973        68,437
                                                                     ---------      --------

   Gross profit ................................................        70,808        60,931

Credit service charges .........................................         3,980         4,298
                                                                     ---------      --------

                                                                        74,788        65,229

Cost and expenses:
   Selling, general and administrative .........................        60,600        54,210
   Interest ....................................................         3,060         3,495
   Provision for doubtful accounts .............................         1,370         2,132
   Other (income) expense, net .................................           (71)          151
                                                                     ---------      --------

                                                                        64,959        59,988
                                                                     ---------      --------


         Income Before Income Taxes.............................         9,829         5,241

Income taxes ...................................................         3,539         1,887
                                                                     ---------      --------

         Net Income.............................................     $   6,290      $  3,354
                                                                     ---------      --------
                                                                     ---------      --------
Diluted earnings per share .....................................     $    0.55      $   0.28
Basic earnings per share .......................................     $    0.56      $   0.29

Weighted average diluted shares ................................        11,465        11,842
Weighted average basic shares ..................................        11,147        11,691

Cash dividends per common share:
   Common Stock ................................................     $    .085      $   .080
   Class A Common Stock ........................................     $    .080      $   .075


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                 Three Months Ended March 31
                                                                 ---------------------------
                                                                    1999          1998
                                                                   -------       -------
Operating Activities
     Net income ..............................................     $  6,290      $  3,354
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization .......................        3,632         3,461
         Provision for doubtful accounts .....................        1,370         2,132
         Gain  on sale of property and equipment .............           (8)          (11)
                                                                   --------      --------

         Subtotal.............................................       11,284         8,936

       Changes in operating assets and liabilities:
         Accounts receivable ...............................          7,352         9,190
         Inventories .......................................         (2,926)          311
         Other current assets ..............................         (2,148)         (492)
         Accounts payable and accrued expenses .............          1,712         2,333
         Income taxes ......................................          2,328          (394)
                                                                   --------      --------

         Net cash provided by operating activities............       17,602        19,884
                                                                   --------      --------

Investing Activities
     Purchases of property and equipment .....................      (11,022)       (2,583)
     Proceeds from sale of property and equipment ............           26           100
     Other investing activities ..............................          281           278
                                                                   --------      --------

         Net cash used in investing activities................      (10,715)       (2,205)
                                                                   --------      --------

Financing Activities
     Net increase in short-term borrowings ...................       (4,500)      (82,500)
     Proceeds from issuance of long-term debt ................         --          67,300
     Payment of long-term debt and capital lease obligations         (1,072)       (1,045)
     Purchase of treasury stock ..............................       (2,205)       (2,219)
     Exercise of stock options ...............................        1,219         2,352
     Dividends paid ..........................................         (935)         (916)
     Other financing activities ..............................           17            17
                                                                   --------      --------

         Net cash used in financing activities................       (7,476)      (17,011)
                                                                   --------      --------

(Decrease) increase in cash and cash equivalents .............         (589)          668

Cash and cash equivalents at beginning of period .............        1,874           390
                                                                   --------      --------

Cash and cash equivalents at end of period ...................     $  1,285      $  1,058
                                                                   --------      --------
                                                                   --------      --------

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instruction to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

Net sales for the first quarter of 1999 increased 15.8% to $149.8 million compared to sales of $129.4 million for the first quarter of 1998. Comparable-store sales increased 12.6% for the quarter ended March 31, 1999 as the Company continued to experience significant sales increases in its two largest markets, Dallas and Atlanta, together with strong growth in each of its four other regions. Two of these regions had comparable-store sales increases over 10% for the quarter and the other two were up by high single-digit percents. A store's results are included in the comparable-store sales computation beginning with the one-year anniversary of its opening, expansion or the date when it was otherwise non-comparable. Overall, economic fundamentals, including continued low long-term interest rates and steady economic growth, stimulated housing markets, mortgage refinancings and consumer spending on home furnishings. Management also believes that sales increases are attributable to the Company's focus on brand name products, effective merchandising in its stores, and the disarray of financially pressured competition.

Gross profit as a percent of sales was 47.3% for the first three months of 1999 compared to 47.1% for the comparable period of 1998. The slight increase for the period was primarily attributable to the reduced level of promotional activity and reductions in inventory close-out sales during 1999.

Selling, general and administrative expenses as a percent of net sales decreased to 40.5% for the three months ended March 31, 1999, from 41.9% in the prior year period. Increases in administrative costs were held lower as a percent of sales than the sales increase as the Company benefited from the cumulative impact of automation in areas such as advertising and increased leveraging of occupancy and general and administrative costs.

The provision for doubtful accounts as a percentage of net sales decreased to 0.9% for the first quarter of 1999 from 1.6% for the first quarter of 1998. This reduction reflects the continuing trend of decreased delinquencies and bankruptcies experienced by the Company over the last year, due in part to managerial and systems improvements in the Company's credit operations. The consumer lending industry has generally seen a leveling

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


out of such trends in recent quarters after three years of sharp increases. Management expects that given the current consumer credit environment, the provision for doubtful accounts will remain below 1.0% for the remainder of 1999.

Interest expense decreased $0.4 million and as a percent of net sales to 2.0% from 2.7% for the first quarter. The Company's effective interest rate was slightly lower as compared to the year-ago period and average debt levels were also lower.

Net earnings as a percent of net sales were 4.2% for the first quarter of 1999 and 2.6% for the first quarter of 1998. Diluted earnings per share were $0.55 and $0.28 ($0.56 and $0.29 basic) for the three months ended March 31, 1999, and 1998, respectively.


LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $17.6 million during the first three months of 1999. Inventories, exclusive of showroom display, have decreased despite the increase in sales. Receivables decreased $8.7 million as more customers chose to use third party credit or pay cash for their purchases and as delinquent accounts were reduced.

Investing activities used $10.7 million of cash during the three months ended March 31, 1999. Capital expenditures during the period were $11.0 million primarily for additional store locations which will open in the second and third quarters of 1999.

Financing activities used $7.5 million of cash during the first quarter of 1999 including $5.5 million to reduce debt and $2.2 million for the acquisition of treasury stock.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure as determined by the interest rate environment with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (92.4% of total debt was fixed or interest rate protected at March 31, 1999). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.0% at March 31, 1999.

The Company opened one store in March 1999 and has two additional stores scheduled to open during the second and third quarters of 1999. Three stores are scheduled for opening in the fourth quarter, and three existing stores will be physically expanded during the second half of 1999. Capital expenditures for the remainder of 1999 to support these projects, and additional ones which will be completed in 2000, are estimated to be $20 million. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


SEASONALITY

Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year, particularly in the fourth quarter.

YEAR 2000

As is more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1998, the Company is modifying or replacing portions of its software and certain hardware for Year 2000 compliance. The review, remediation and testing of the Company's store systems software was completed in May 1998.

The review, remediation and testing of the corporate office systems was completed in March 1999. The Company presently anticipates that substantially all of its software and IT systems will be compliant with all Year 2000 issues by June 1999. Certain additional, less critical, Y2K issues have been identified recently and are being scheduled for remediation during the third quarter. These items relate to personal computing, telephone voice communication and office document imaging. Management's assessment of the estimated costs and risks associated with the Year 2000 project and the status of the Company's contingency plans are unchanged from that described in the 1998 annual report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There have been no material changes with respect to the Company's derivative financial instruments and other financial instruments and its related market risk since the date of the most recent annual report.

                           PART II. OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed with this report.

               27 - - Financial Data Schedule (only submitted to SEC in electronic format).

          (b)  Report on Form 8-K.

               None

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                                        HAVERTY FURNITURE COMPANIES, INC.



Date   MAY 14, 1999                     By: /s/DENNIS L. FINK
     --------------------                  -------------------------------------
                                            Dennis L. Fink,
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)



                                        By: /s/DAN C. BRYANT
                                            ------------------------------
                                            Dan C. Bryant,
                                            Vice President and Controller
                                            (principal accounting officer)



                                        By: /s/JENNY H. PARKER
                                            ------------------------------
                                            Jenny H. Parker,
                                            Vice President,
                                            Secretary and Treasurer