Form 10-K/A
period 1998-12-31
HAVERTY FURNITURE COMPANIES INC
filed 1999-06-29
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ending December 31, 1998 as set forth below:


              Part IV, Item 14(a)(3).

              Exhibits.

              Exhibit 99. The information required by Form 11-K with respect to the Haverty Furniture Companies, Inc. Thrift Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an annual report on Form 11-K for the Plan for the fiscal year ended December 31, 1998 in accordance with Rule 15d-21.


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

                                  HAVERTY FURNITURE COMPANIES, INC.



                                  By: /s/ Dennis L. Fink
                                      -----------------------------
                                      Dennis L. Fink
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (principal financial officer)


Date:  June 29, 1999

                                   EXHIBIT 99



         Information required by Form 11-K with respect to the Haverty Furniture Companies, Inc. Thrift Plan For the Fiscal Year Ended December 31, 1998


         (a) The following financial statements are furnished for the above-referenced Plan:

              Report of Independent Auditors;
              Statements of Net Assets Available for Benefits December 31, 1998
               and 1997;
              Statements of Changes in Net Assets Available for Benefits for
               the Years Ended December 31, 1998 and 1997;
              Notes to Financial Statements;
              Schedule I -- Line 27a - Schedule of Assets Held for Investment
               Purposes; and Schedule II -- Line 27d - Schedule of Reportable Transactions;


         (b)  Exhibits:

              Consent of Independent Auditors

                          Audited Financial Statements
                           and Supplemental Schedules

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                       WITH REPORT OF INDEPENDENT AUDITORS

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                          Audited Financial Statements
                           and Supplemental Schedules


                     Years ended December 31, 1998 and 1997


                                    CONTENTS

Report of Independent Auditors..........................................1

Audited Financial Statements

Statements of Net Assets Available for Benefits.........................2
Statements of Changes in Net Assets Available for Benefits..............3
Notes to Financial Statements...........................................4


Supplemental Schedules

Line 27a - Schedule of Assets Held for Investment Purposes..............11
Line 27d - Schedule of Reportable Transactions..........................12


                             SUPPLEMENTAL SCHEDULES

                         Report of Independent Auditors

Employee Benefits Committee of
Haverty Furniture Companies, Inc.

We have audited the accompanying statements of net assets available for benefits of Haverty Furniture Companies, Inc. Thrift Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1998, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

June 23, 1999
Atlanta, Georgia

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                 Statements of Net Assets Available for Benefits


                                             DECEMBER 31
                                          1998          1997
                                      --------------------------
ASSETS
Cash                                  $        --   $     5,039
Dividends and interest receivable          90,905           306

Investments, at fair value:
  Short term investments                  324,759        33,675
  Common trust funds                   35,941,451    29,073,021
  Haverty Furniture Companies, Inc.
    Common stock                        3,034,437     2,125,926
                                      --------------------------
Total investments                      39,300,647    31,232,622
                                      --------------------------
 Total assets                          39,391,552    31,237,967

LIABILITIES
 Payable to broker                          3,987            --
                                      --------------------------
Net assets available for benefits     $39,387,565   $31,237,967
                                      --------------------------
                                      --------------------------


SEE ACCOMPANYING NOTES.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

           Statements of Changes in Net Assets Available for Benefits



                                                            YEAR ENDED DECEMBER 31
                                                             1998           1997
                                                         ---------------------------
Additions to net assets attributed to:
  Contributions:
    Employer                                             $   926,265   $   777,597
    Participants                                           4,129,813     3,353,284
                                                         -------------------------
                                                           5,056,078     4,130,881

   Net appreciation in fair value of investments           5,696,939     4,681,208
   Investment income                                       1,114,390       953,398
                                                         -------------------------
                                                          11,867,407     9,765,487
Deductions from net assets attributed to:
  Benefit payments                                         3,717,809     4,286,380
                                                         -------------------------
Net increase                                               8,149,598     5,479,107

Net assets available for benefits at beginning of year    31,237,967    25,758,860
                                                         -------------------------
Net assets available for benefits at end of year         $39,387,565   $31,237,967
                                                         -------------------------
                                                         -------------------------


SEE ACCOMPANYING NOTES.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                          Notes to Financial Statements

                                December 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of Haverty Furniture Companies, Inc. (the "Company" and "Plan Sponsor") Thrift Plan (the "Plan") are prepared using the accrual method of accounting.

INVESTMENT VALUATION

The Plan's investments in common trust funds are stated at fair value as established by SunTrust Banks, Inc., the trustee of the Plan's investment assets, based on the fair values of the underlying securities. Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. For investments in securities that do not have an established market, the trustee establishes a fair value for such securities.

INVESTMENT INCOME

Dividend income is recorded on the ex-dividend date. Interest income is recorded as earned. Purchases and sales of securities are recorded on a trade date basis.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                    Notes to Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BENEFIT PAYMENTS

As of December 31, 1998 and 1997, approximately $422,000 and $164,000, respectively, of benefit payments to be paid to participants is included in net assets available for benefits.

2. DESCRIPTION OF THE PLAN

The Plan is a "qualified cash or deferred arrangement" plan under Section 401(k) of the Internal Revenue Code (the "Code"). The following description of the Plan provides only general information. Further information about the Plan is contained in the Summary Plan Description, YOUR 401(K) THRIFT PLAN. Copies of this booklet are available at the Company's Human Resources office.

GENERAL

Any employee of the Company who attains 21 years of age, completes three months of eligibility service and who is not a member of a collective bargaining unit (unless there is a written agreement providing for this participation) can become a participant in the Plan.

CONTRIBUTIONS

Participation is voluntary and eligible employees may elect to defer up to 16% of their compensation through payroll deductions, subject to statutory limitations. The Company matches employee contributions at the rate of 50% for all contributions up to and including 2%, and 25% for all contributions between 3% and 6% of each participant's annual compensation. All contributions are remitted to the Plan monthly. Additional amounts may be contributed at the option of the Company's Board of Directors.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

PARTICIPANT ACCOUNTS

Each participant's account is credited with the participant's contribution and allocations of the Company's contribution and Plan earnings. Allocations are based on participant earnings or account balances, as defined in the Plan agreement. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

VESTING

Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the employer contribution portion of their accounts plus actual earnings thereon is based on the number of years of service with the Company, including any years of service when the participant was eligible and did not participate in the Plan. A participant is 100 percent vested after five years of credited service. Forfeitures of employer contributions are used to offset employer matching contributions for the same and/or future Plan years. Forfeited non-vested accounts of approximately $85,000 and $146,000 were used to reduce employer contributions during the years ended December 31, 1998 and 1997, respectively.

PAYMENT OF BENEFITS

All amounts credited to a participant's accounts are distributed with no forfeiture upon termination of employment for death, total disability, retirement at age 65, or after completion of five or more years of service.

3. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated June 21, 1996, stating that the Plan is qualified under Section 401(a) of the Code and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                    Notes to Financial Statements (continued)


4. TRANSACTIONS WITH PARTIES-IN-INTEREST

At December 31, 1998 and 1997, the Plan held 144,497 and 157,476 shares of Haverty Furniture Companies, Inc. Common Stock, respectively. The fair value of this stock at December 31, 1998 and 1997 was $3,034,437 and $2,125,926,
respectively. During 1998 and 1997, the Plan received $45,697 and $52,947, respectively, in dividends on Haverty Furniture Companies, Inc. Common Stock.

Certain Plan investments are shares of common trust funds managed by SunTrust Banks, Inc. SunTrust Banks, Inc. is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. The Plan Sponsor paid administrative expenses on behalf of the Plan for the year ended December 31, 1998.

5. INVESTMENTS

The fair value of individual investments that represent 5% or more of the Plan's net assets are as follows:


                                                         DECEMBER 31
                                                     1998          1997
                                                 -------------------------
SunTrust Banks, Inc. Money Market Fund           $ 2,300,677   $ 1,824,447
SunTrust Banks, Inc.  Balanced Fund                9,369,655    10,223,747
SunTrust Banks, Inc. Equity Growth Fund           13,827,286    10,888,436
SunTrust Banks, Inc. Equity Income Fund            4,498,895     4,057,036
SunTrust Banks, Inc. Equity Index Funds            4,726,733            --
Haverty Furniture Companies, Inc. Common Stock     3,034,437     2,125,926


6. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become fully vested in their accounts.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                    Notes to Financial Statements (continued)


7. YEAR 2000 (UNAUDITED)

The Plan Sponsor has determined that it will be necessary to take certain steps in order to ensure that the Plan's information systems are prepared to handle year 2000 dates. The Plan Sponsor has taken the actions necessary to ensure that its systems and applications will recognize and process the year 2000 date and beyond. Costs associated with modifying software and equipment are not estimated to be significant and will be paid by the Plan Sponsor.

The Plan Sponsor has established communications with its third party service providers to determine that they have developed plans to address their own year 2000 compliance as it relates to the Plan's operations. All third party service providers have indicated that they will be year 2000 compliant during 1999. If modifications of data processing systems of either the Plan, the Plan Sponsor, or its service providers are not completed timely, the year 2000 problem could have a material impact on the operations of the Plan.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                    Notes to Financial Statements (continued)

8. CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

The changes in net assets available for benefits by fund option during the years ended December 31, 1998 and 1997 are as follows:


                                                                 YEAR ENDED DECEMBER 31, 1998
                                                   -------------------------------------------------------------------------
                                                     MONEY           SHORT &                        EQUITY          EQUITY
                                                    MARKET        INTERMEDIATE     BALANCED         GROWTH          INCOME
                                                     FUND          BOND FUND         FUND            FUND            FUND
                                                   ------------   ------------   ------------    ------------    -----------
Additions to net assets attributed to:
 Contributions:
  Employer                                         $     64,645   $     29,614   $    215,629    $    295,680    $   137,906
  Participants                                          254,405        119,253        913,890       1,250,874        709,792
                                                   ------------   ------------   ------------    ------------    -----------
                                                        319,050        148,867      1,129,519       1,546,554        847,698

Investment income                                       109,553         42,477        455,528         382,168         73,343
                                                   ------------   ------------   ------------    ------------    -----------
                                                        428,603        191,344      1,585,047       1,928,722        921,041
Deductions from net assets attributed to:
 Benefit payments                                       561,412        111,518      1,190,421         999,455        440,275
                                                   ------------   ------------   ------------    ------------    -----------
                                                        561,412        111,518      1,190,421         999,455        440,275

Net transfers                                           635,984        429,484     (1,304,425)     (1,038,686)      (461,682)
Net realized and unrealized appreciation in fair
 value of investments                                        --         22,839        155,261       3,190,518        493,077
                                                   ------------   ------------   ------------    ------------    -----------

Net increase (decrease)                                 503,175        532,149       (754,538)      3,081,099        512,161
Net assets by investment option at beginning of
 year                                                 1,828,690        691,194     10,228,239      10,893,837      4,063,294
                                                   ------------   ------------   ------------    ------------    -----------
Net assets by investment option at end of year     $  2,331,865   $  1,223,343   $  9,473,701    $ 13,974,936    $ 4,575,455
                                                   ------------   ------------   ------------    ------------    -----------
                                                   ------------   ------------   ------------    ------------    -----------



                                                        YEAR ENDED DECEMBER 31, 1998
                                                   -----------------------------------------
                                                                    HAVERTY
                                                                   FURNITURE
                                                       EQUITY      COS., INC.
                                                       INDEX        COMMON
                                                        FUND         STOCK            TOTAL
                                                   ------------   ------------    ------------
Additions to net assets attributed to:
 Contributions:
  Employer                                         $    118,600   $     64,191    $    926,265
  Participants                                          593,951        287,648       4,129,813
                                                   ------------   ------------    ------------
                                                        712,551        351,839       5,056,078

Investment income                                        32,453         18,868       1,114,390
                                                   ------------   ------------    ------------
                                                        745,004        370,707       6,170,468
Deductions from net assets attributed to:
 Benefit payments                                       207,817        206,911       3,717,809
                                                   ------------   ------------    ------------
                                                        207,817        206,911       3,717,809

Net transfers                                         2,121,682       (382,357)             --
Net realized and unrealized appreciation in fair
 value of investments                                   671,980      1,163,264       5,696,939
                                                   ------------   ------------    ------------

Net increase (decrease)                               3,330,850        944,703       8,149,598
Net assets by investment option at beginning of
 year                                                 1,401,010      2,131,703      31,237,967
                                                   ------------   ------------    ------------

Net assets by investment option at end of year     $  4,731,859   $  3,076,406    $ 39,387,565
                                                   ------------   ------------    ------------
                                                   ------------   ------------    ------------

                                         Haverty Furniture Companies, Inc.
                                                    Thrift Plan

                                     Notes to Financial Statements (continued)

8. CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
    (CONTINUED)

                                                                          YEAR ENDED DECEMBER 31, 1997
                                                  -------------------------------------------------------------------------------
                                                   MONEY MARKET         BOND          BALANCED        EQUITY      EQUITY INCOME
                                                       FUND             FUND            FUND        GROWTH FUND        FUND
                                                  -------------------------------------------------------------------------------
Additions to net assets attributed to:
  Contributions:
    Employer                                      $     67,925   $     27,747    $    220,510    $    250,623    $    115,512
    Participants                                       259,685        117,625         946,541       1,081,529         527,235
                                                  ------------   ------------    ------------    ------------    ------------

                                                       327,610        145,372       1,167,051       1,332,152         642,747

Investment income                                       95,595         40,461         372,223         305,989          73,775
                                                  ------------   ------------    ------------    ------------    ------------

                                                       423,205        185,833       1,539,274       1,638,141         716,522

Deductions from net assets attributed to:
  Benefit payments                                     435,125        119,325       1,410,390       1,494,973         536,608
                                                  ------------   ------------    ------------    ------------    ------------
                                                       435,125        119,325       1,410,390       1,494,973         536,608


Net transfers                                          582,136       (144,862)     (1,281,774)       (678,275)        881,694
Net appreciation in fair value of investments               --          9,378       1,563,835       2,035,039         625,901
                                                  ------------   ------------    ------------    ------------    ------------

Net increase (decrease)                                570,216        (68,976)        410,945       1,499,932       1,687,509
Net assets by investment option at beginning of
  year                                               1,258,474        760,170       9,817,294       9,393,905       2,375,785
                                                  ------------   ------------    ------------    ------------    ------------
Net assets by investment option at end of year    $  1,828,690   $    691,194    $ 10,228,239    $ 10,893,837    $  4,063,294
                                                  ------------   ------------    ------------    ------------    ------------
                                                  ------------   ------------    ------------    ------------    ------------


                                                          YEAR ENDED DECEMBER 31, 1997
                                                  --------------------------------------------
                                                                   HAVERTY
                                                    EQUITY      FURNITURE COS.,
                                                    INDEX           INC.
                                                     FUND        COMMON STOCK        TOTAL
                                                  --------------------------------------------
Additions to net assets attributed to:
  Contributions:
    Employer                                      $     26,907   $     68,373    $    777,597
    Participants                                       125,524        295,145       3,353,284
                                                  ------------   ------------    ------------

                                                       152,431        363,518       4,130,881

Investment income                                       12,255         53,100         953,398
                                                  ------------   ------------    ------------

                                                       164,686        416,618       5,084,279

Deductions from net assets attributed to:
  Benefit payments                                      47,833        242,126       4,286,380
                                                  ------------   ------------    ------------
                                                        47,833        242,126       4,286,380


Net transfers                                        1,184,156       (543,075)             --
Net appreciation in fair value of investments          100,001        347,054       4,681,208
                                                  ------------   ------------    ------------

Net increase (decrease)                              1,410,010        (21,529)      5,479,107
Net assets by investment option at beginning of
  year                                                      --      2,153,232      25,758,860
                                                  ------------   ------------    ------------
Net assets by investment option at end of year    $  1,401,010   $  2,131,703    $ 31,237,967
                                                  ------------   ------------    ------------
                                                  ------------   ------------    ------------

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan
                                 EIN: 58-0281900
                                   Plan No. 003

           Line 27a - Schedule of Assets Held for Investment Purposes

                                December 31, 1998


            (B) IDENTITY OF ISSUE, BORROWER,
                         LESSOR                                                                                      (E) CURRENT
   (A)              OR SIMILAR PARTY                   (C) DESCRIPTION OF INVESTMENT       (D) COST                      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

          SHORT TERM INVESTMENTS
    *     SunTrust Banks,  Inc.                    AIM STIC Prime Portfolio                 $       324,759     $    324,759


          COMMON TRUST FUNDS
    *     SunTrust Banks,  Inc.                    Money Market Fund                              2,300,677        2,300,677
    *     SunTrust Banks,  Inc.                    Short and Intermediate Bond Fund               1,186,409        1,218,205
    *     SunTrust Banks,  Inc.                    Balanced Fund                                  7,763,292        9,369,655
    *     SunTrust Banks,  Inc.                    Equity Growth Fund                             9,129,928       13,827,286
    *     SunTrust Banks,  Inc.                    Equity Income Fund                             4,047,714        4,498,895
    *     SunTrust Banks,  Inc.                    Equity Index Fund                              3,986,850        4,726,733

          COMMON STOCK
    *     Haverty Furniture Cos., Inc.             Common stock                                   2,003,197        3,034,437
                                                                                         --------------------------------------
                                                                                                $30,742,826      $39,300,647
                                                                                         --------------------------------------
                                                                                         --------------------------------------

* Indicates a party-in-interest to the Plan.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan
                                 EIN: 58-0281900
                                  Plan No. 003

                 Line 27d - Schedule of Reportable Transactions

                          Year ended December 31, 1998


                                                                                 (D)         (G)    (H) CURRENT VALUE OF    (I)
(A) IDENTITY OF PARTY                                         (C) PURCHASE     SELLING     COST OF  ASSET ON TRANSACTION  NET GAIN
        INVOLVED         (B) DESCRIPTION OF ASSETS                PRICE         PRICE       ASSET           DATE           (LOSS)
-----------------------------------------------------------------------------------------------------------------------------------

CATEGORY (III) - A SERIES OF SECURITY TRANSACTIONS WHICH EXCEEDS 5% OF PLAN
ASSETS.

 SunTrust Banks, Inc.   AIM STIC Prime Portfolio               $7,427,389   $       --      $7,427,389     $7,427,389      $    --
 SunTrust Banks, Inc.   AIM STIC Prime Portfolio                       --    7,136,305       7,136,305      7,136,305           --
 SunTrust Banks, Inc.   Short and Intermediate Bond Fund        1,081,692           --       1,081,692      1,081,692           --
 SunTrust Banks, Inc.   Short and Intermediate Bond Fund               --      605,462         605,462        605,462           --
 SunTrust Banks, Inc.   Balanced Fund                           1,335,804           --       1,335,804      1,335,804           --
 SunTrust Banks, Inc.   Balanced Fund                                  --    2,345,157       1,556,148      2,345,157      789,009
 SunTrust Banks, Inc.   Equity Growth Fund                      1,196,959           --       1,196,959      1,196,959           --
 SunTrust Banks, Inc.   Equity Growth Fund                             --    1,448,627         867,379      1,448,627      581,248
 SunTrust Banks, Inc.   Equity Income Fund                        986,388           --         986,388        986,388           --
 SunTrust Banks, Inc.   Equity Income Fund                             --    1,037,606         691,454      1,037,606      346,152
 SunTrust Banks, Inc.   Equity Index Fund                       2,812,941           --       2,812,941      2,812,941           --
 SunTrust Banks, Inc.   Equity Index Fund                              --      153,349         129,429        153,349       23,920

THERE WERE NO CATEGORY (I), (II) OR (IV) TRANSACTIONS DURING THE YEAR ENDED DECEMBER 31, 1998.
Note: The information required by in columns (E) and (F) is not applicable.

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-44285) pertaining to the Haverty Furniture Companies, Inc. Thrift Plan of our report dated June 23, 1999, with respect to the financial statements and schedules of Haverty Furniture Companies, Inc. Thrift Plan included in this Form 10-K/A, Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 1998.




                                        /s/ Ernst & Young LLP


Atlanta, Georgia
June 23, 1999

                               S I G N A T U R E S




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan has caused this annual report to be signed on the 29th day of June 1999, by the undersigned thereunto duly authorized.



                                            HAVERTY FURNITURE COMPANIES, INC.
                                                       THRIFT PLAN



                                            By /s/ Dennis L. Fink
                                               -------------------------------
                                                 Dennis L. Fink,
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (principal financial officer)



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