Form 10-Q
period 1999-06-30
HAVERTY FURNITURE COMPANIES INC
filed 1999-08-16
CIK 216085

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [   ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM____________TO__________

                        COMMISSION FILE NUMBER: 1-14445


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

       Yes   X      No

       The number of shares outstanding of the registrant's two classes of $1 par value common stock as of August 9, 1999 were: Common Stock - 8,744,748; Class A Common Stock - 2,405,777.

                        HAVERTY FURNITURE COMPANIES, INC.


                                      INDEX

                                                                                         PAGE NO.
Part I.        Financial Information:

               Condensed Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998                                        1

               Condensed Consolidated Statements of Income -
                  Quarter and six months ended June 30, 1999 and 1998                        3

               Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1999 and 1998                                    4

               Notes to Condensed Consolidated Financial Statements                          5

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        6

               Quantitative and Qualitative Disclosure of Market Risk                        9

Part II.       Other Information                                                            10

                          PART 1. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)



                                                                                June 30          December 31
                                                                                 1999              1998

ASSETS

Current Assets
   Cash and cash equivalents                                               $     1,761        $    1,874

   Accounts receivable                                                         175,512           194,472
   Less allowance for doubtful accounts                                         (7,900)           (8,300)
                                                                           ------------       -----------

                                                                               167,612           186,172

   Inventories, at LIFO                                                         81,922            82,084

   Other current assets                                                          9,119             8,047
                                                                           ------------       -----------


                                 Total Current Assets                          260,414           278,177


Property and equipment                                                         209,459           196,814
   Less accumulated depreciation and amortization                              (90,039)          (85,481)
                                                                           ------------       -----------

                                                                               119,420           111,333


Other assets                                                                     3,032             3,391
                                                                           ------------       -----------

                                                                           $   382,866        $  392,901
                                                                           ------------       -----------
                                                                           ------------       -----------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                                June 30            December 31
                                                                                 1999                  1998
                                                                           ---------------       ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                                  $      ---               $    6,400
   Accounts payable and accrued expenses                                       56,990                   54,356
   Current portion of long-term debt and
     capital lease obligations                                                 11,606                    9,711
                                                                           -----------               ----------

                                     Total Current Liabilities                 68,596                   70,467

Long-term debt and capital lease obligations,
     less current portion                                                     144,299                  161,778

Other liabilities                                                               2,669                    2,598

Stockholders' Equity
     Capital stock, par value $1 per share - -
       Preferred Stock, Authorized: 1,000 shares;
         Issued:
       Common Stock, Authorized:
         50,000 shares; Issued:  1999 - - 21,332 shares;
         1998 - - 20,786 shares (including shares in treasury:
         1999 - - 3,684;  1998 - - 3,478)                                     21,332                    20,786
       Convertible Class A Common Stock, Authorized:
         15,000 shares; Issued:  1999  - - 5,360 shares;
         1998 - - 5,544 shares (including shares in
         treasury:  1999 - 522; 1998 - - 498)                                   5,360                    5,544
       Additional paid-in capital                                              29,090                   27,173
       Retained earnings                                                      142,483                  133,207
                                                                           -----------               ----------

                                                                              198,265                  186,710

       Less cost of Common Stock and
         Convertible Class A Common Stock in treasury                         (30,963)                 (28,652)
                                                                           -----------               ----------

                                                                              167,302                  158,058
                                                                           -----------               ----------

                                                                           $  382,866                $ 392,901
                                                                           -----------               ----------
                                                                           -----------               ----------

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                            Quarter Ended                           Six Months Ended
                                                               June 30                                   June 30
                                                     -----------------------------             ----------------------------
                                                         1999             1998                    1999              1998
                                                     -----------       -----------             -----------       ----------

Net Sales                                            $  142,239        $  121,996              $  292,020       $  251,364
Cost of goods sold                                       75,237            64,841                 154,210          133,278
                                                     -----------       -----------             -----------      -----------

   Gross profit                                          67,002            57,155                 137,810          118,086

Credit service charges                                    3,834             4,301                   7,814            8,599
                                                     -----------       -----------             -----------      -----------

                                                         70,836            61,456                 145,624          126,685

Cost and expenses:
   Selling, general and administrative                   59,292            53,237                 119,892          107,447
   Interest                                               2.963             3,353                   6 023            6,848
   Provision for doubtful accounts                          830             1,951                   2,200            4,083
   Other (income) expense, net                              (14)             (265)                    (85)            (114)
                                                     -----------       -----------             -----------      -----------

                                                         63,071            58,276                 128,030          118,264
                                                     ----------        ----------              ----------       ----------


                  Income Before Income Taxes              7,765             3,180                  17,594            8,421

Income taxes                                              2,795             1,145                   6,334            3,032
                                                     -----------       -----------             -----------      -----------

                                  Net Income         $    4,970        $    2,035              $   11,260       $    5,389
                                                     -----------       -----------             -----------      -----------
                                                     -----------       -----------             -----------      -----------

Diluted earnings per share                                $0.21             $0.09                   $0.49            $0.23
Basic earnings per share                                  $0.22             $0.09                   $0.50            $0.23

Weighted average diluted shares                          23,184            23,896                  23,056           23,790
Weighted average basic shares                            22,388            23,296                  22,340           23,340

Cash dividends per common share
   Common Stock                                         $0.0475           $0.0400                  $0.090           $0.080
   Class A Common Stock                                 $0.0450           $0.0375                  $0.085           $0.075


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                      Six Months Ended June 30

                                                                                 1999                    1998
                                                                           ---------------        ---------------
Operating Activities
     Net income                                                            $   11,260             $    5,389
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                          7,270                  6,993
         Provision for doubtful accounts                                        2,200                  4,083
         Gain on sale of property and equipment                                    (3)                    (9)
                                                                           -----------            -----------

                                                      Subtotal                 20,727                 16,456

         Changes in operating assets and liabilities:
           Accounts receivable                                                 16,360                 21,285
           Inventories                                                            162                  1,782
           Other current assets                                                (1,072)                (1,023)
           Accounts payable and accrued expenses                                3,301                    316
           Income taxes                                                          (667)                (3,596)
                                                                           -----------             ----------

                     Net cash provided by operating activities                 38,811                 35,220
                                                                           -----------            -----------

Investing Activities
     Purchases of property and equipment                                      (15,403)                (5,657)
     Proceeds from sale of property and equipment                                  49                    137
     Other investing activities                                                   359                    264
                                                                           -----------            -----------

                         Net cash used in investing activities                (14,995)                (5,256)
                                                                            ----------             ----------

Financing Activities
     Net decrease in short-term borrowings                                    (17,500)               (82,500)
     Proceeds from issuance of long-term debt                                     ---                 70,300
     Payment of long-term debt and capital lease obligations(                  (4,484)               ( 4,510)
     Purchase of treasury stock                                                (2,311)               (13,439)
     Exercise of stock options                                                  2,279                  2,884
     Dividends paid                                                            (1,984)                (1,855)
     Other financing activities                                                    71                     47
                                                                           -----------            -----------

                         Net cash used in financing activities                (23,929)               (29,073)
                                                                           -----------            -----------

(Decrease) increase in cash and cash equivalents                                 (113)                   891

Cash and cash equivalents at beginning of period                                1,874                    390
                                                                           -----------            -----------

Cash and cash equivalents at end of period                                 $    1,761             $    1,281
                                                                           -----------            -----------
                                                                           -----------            -----------

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

On July 30, 1999, the Company declared a two-for-one stock split in the form of a stock dividend which will be paid on August 25, 1999, to shareholders of record on August 11, 1999. Accordingly, the stock split has been recognized in these financial statements by reclassifying approximately $13,350,000, the par value of the additional shares to be issued as a result of the split, from additional paid in capital to common stock. For all periods presented, all shares outstanding and per share amounts have been restated to reflect the stock split.

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

RESULTS OF OPERATIONS

Net sales for the second quarter and six months ended June 30, 1999, increased 16.6% and 16.2% over the same periods for 1998, respectively. Comparable-store sales increased 14.3% and 13.4% over the year-earlier periods, respectively. The Company's largest markets, Dallas and Atlanta, experienced the strongest comparable-store sales for the quarter and six months period. However, such increases were broad based, as five of the six regions had increases greater than 10% for both periods. A store's results are included in the comparable-store sales computation beginning with the anniversary of its opening. Overall, continued steady economic growth and high employment stimulated housing markets and consumer spending on home furnishings.

Gross margin as a percent of net sales was slightly improved, 47.1% for the second quarter of 1999 compared to 46.9% for the 1998 period and 47.2% compared to 47.0% for the six months ended June 30, 1999, and 1998, respectively. The margins in 1998 were pressured because the Company was liquidating discontinued inventory in conjunction with closing its clearance center in Dallas. The Company reduced inventories $3 million in the second quarter, the seasonally slowest quarter of the year. Management anticipates that margins will improve in the seasonally-stronger second half of the year.

Selling, general and administrative expenses as a percent of net sales decreased to 41.7% from 43.6% and 41.1% from 42.7% for the quarter and six months ended June 30, 1999 and 1998, respectively. Effective cost controls in advertising and administrative costs and continued leveraging of fixed costs, particularly for occupancy, have contributed to these improvements.

The provision for doubtful accounts as a percentage of net sales decreased to 0.6% from 1.6% and 0.8% from 1.6% for the quarter and six months ended June 30, 1999, and 1998, respectively. This continued reduction reflects the trend of decreased delinquencies and bankruptcies and a general reduction in overall receivables. These combined factors led to a $400,000 reduction in the second quarter provision in order to reduce the allowance for doubtful accounts by that amount, as prescribed by the Company's methodology for calculating the required allowance. The Company also continues to evaluate and improve its credit and collection operations.

Management does not expect significant changes in the current consumer credit environment for the remainder of 1999.

 Interest expense decreased $0.4 million and $0.8 million, and as a percent of net sales, to 2.1% from 2.8% and to 2.1% from 2.7% for the quarter and six months ended June 30, 1999 and 1998, respectively, from the year-earlier periods. The Company's effective interest rate was slightly lower at 7.1% for the quarter and 7.0% for the six month period with a decrease in average debt levels of 9.4% and 10.3% for the quarter and six month periods, respectively, from the year-earlier periods.


LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally-generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $38.8 million during the first six months of 1999. The Company carries its own customer accounts receivables which provided positive cash flows as receivables decreased
$16.4 million due to less customer usage of credit promotions offered, shortened free interest periods (which accelerate payoffs) and more customer purchases using national credit cards.

Investing activities used $15.0 million of cash during the six months ended June 30, 1999. Capital expenditures during the period were $15.4 million primarily for additional store locations, which will open primarily in the latter half of 1999.

Financing activities used $23.9 million of cash during the six months ended June 30, 1999, primarily to reduce debt in the amount of $22.0 million.

In addition to cash flows from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure, as determined by the interest rate environment, with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (99.3% of total debt was interest rate protected at June 30, 1999). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.0% at June 30, 1999.

The Company opened one store in the second quarter and has two additional stores scheduled to open during the third quarter of 1999 as well as the closing of one clearance center. Three stores are scheduled for opening in the fourth quarter, one of which is a relocation, and three existing stores will be physically expanded during the second half of 1999. Capital expenditures for the remainder of 1999 to support these projects, and additional ones which will be completed in 2000, are estimated to be $16 million. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's current planned expenditures.

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

The review, remediation and testing of the corporate office systems was completed in March 1999. The Company brought substantially all of its software and IT systems into compliance with Year 2000 issues in June 1999. Certain additional, less critical, Y2K issues have been identified and are being scheduled for remediation during the third quarter. These items relate to personal computing, telephone voice communication and office document imaging. Management's assessment of the estimated costs and risks associated with the Year 2000 project and the status of the Company's contingency plans are unchanged from that described in the 1998 annual report.

The Company also has identified its suppliers, vendors and financial institutions (external agents) and is coordinating with them to address potential Year 2000 issues. Year 2000 questionnaires were sent to these entities to monitor their progress and to minimize any adverse consequences that might result if an entity is not Year 2000 compliant. Responses have been received from approximately 95% of these external agents with no major potential problems identified. The non-responding external agents are primarily merchandise suppliers for which the Company has identified substitute products from compliant suppliers.

With respect to Year 2000 risks, the Company believes it has identified all critical areas and is in the process of developing contingency plans for those critical areas identified. Critical is defined as any business process or application failure that would result in a material operational or financial impact. If the Company's remediation efforts and the remediation efforts of external agents fail (which the Company believes is the most reasonably likely worst case scenario), the Company's contingency plans include performing certain processes manually while working to assess and correct any errors in the current systems and possibly changing suppliers. These plans are intended to enable the Company to continue operating even if a degree of business interruption occurs at Year 2000.

The complexity of the potential Year 2000 issues and the proposed solutions are dependent on the technical skills of the Company's employees and on the representations and preparedness of third parties and are among the factors that could cause the Company's Year 2000 compliance efforts to be less than fully effective. Additionally, there are a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS
                                   (Continued)


the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There have been no material changes with respect to the Company's derivative financial instruments and other financial instruments and its related market risk since the date of the most recent annual report.

                           PART II. OTHER INFORMATION


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1999 Annual Meeting of Stockholders of the Company was held on April 30,
1999.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

            Robert R. Woodson
            L. Phillip Humann
            John T. Glover
            Mylle B. Mangum

The number of votes cast "for" or "withheld" was as follows: Mr. Woodson: For = 7,939,466, Withheld = 111,440; Mr. Humann: For = 7,930,366, Withheld = 120,540;
Mr. Glover: For = 7,938,866, Withheld = 112,040 and Ms. Mangum: For = 7,938,766,
Withheld = 112,140.

The holders of Class A Common Stock elected the following persons to serve for a term of one year and until their successors are elected:

            Rawson Haverty                          Clarence H. Smith
            John E. Slater, Jr.                     Rawson Haverty, Jr.
            Clarence H. Ridley                      Frank S. McGaughey, III
            Fred J. Bates                           M. Tony Wilkerson
            Lynn H. Johnston

The number of votes cast by the holders of Class A Common Stock was as follows: for each of the above nominees: For = 2,363,140, Withheld = 22.

                           PART II. OTHER INFORMATION
                                   (Continued)


Item 5.  OTHER INFORMATION

As stated in the Company's 1999 Proxy Statement, proposals by stockholders intended to be presented at the 2000 Annual Meeting must be received at the office of the Company no later than November 23, 1999, for inclusion in the Company's Proxy Statement for the 2000 Annual Meeting.

In connection with the Company's Annual Meeting of Shareholders to be held in 2000, if the Company does not receive notice of a matter or proposal to be considered by February 6, 2000, then the persons appointed by the Board of Directors to act as the proxies for such Annual Meeting (named in the form of proxy) will be allowed to use their discretionary voting authority with respect to any such matter or proposal at the Annual Meeting, if such matter or proposal is raised at the Annual Meeting.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits filed with this report.

              27 - - Financial Data Schedule.

       (b) Reports on Form 8-K.

           None.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                                         HAVERTY FURNITURE COMPANIES, INC.



Date   August 13, 1999                   By:   /s/ Dennis L. Fink
     -----------------                      ---------------------------------
                                              Dennis L. Fink,
                                              Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)



                                         By:    /s/ Dan C. Bryant
                                            ----------------------------------
                                                Dan C. Bryant,
                                                Vice President and Controller
                                                 (principal accounting officer)



                                         By:    /s/ Jenny H. Parker
                                            ----------------------------------
                                                Jenny H. Parker,
                                                Vice President,
                                                Secretary and Treasurer