Form 10-Q
period 1999-09-30
HAVERTY FURNITURE COMPANIES INC
filed 1999-11-15
CIK 216085

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (MARK ONE)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                               ------------------

                                       OR

     [ ]        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO
                                               --------------    --------------

                        COMMISSION FILE NUMBER: 1-14445
                                                -------

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

     The number of shares outstanding of the registrant's two classes of $1 par value common stock as of November 10, 1999 were: Common Stock - 17,297,927; Class A Common Stock - 4,786,214.

                        HAVERTY FURNITURE COMPANIES, INC.


                                    INDEX




                                                                                                        Page No.
                                                                                                        --------

Part I.        Financial Information:

               Condensed Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998                                                  1

               Condensed Consolidated Statements of Income -
                  Quarter and nine months ended September 30, 1999 and 1998                                 3

               Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1999 and 1998                                             4

               Notes to Condensed Consolidated Financial Statements                                         5

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                       6

               Quantitative and Qualitative Disclosure of Market Risk                                       9

Part II.       Other Information                                                                           10

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (In thousands)



                                                                             September 30                    December 31
                                                                                 1999                           1998
                                                                           ---------------                ---------------

ASSETS

Current Assets
   Cash and cash equivalents                                               $          737                 $        1,874

   Accounts receivable                                                            178,771                        194,472
   Less allowance for doubtful accounts                                    (        7,900)                (        8,300)
                                                                           ---------------                ---------------

                                                                                  170,871                        186,172

   Inventories, at LIFO                                                            84,442                         82,084

   Other current assets                                                             9,096                          8,047
                                                                           ---------------                ---------------


                                 Total Current Assets                             265,146                        278,177


Property and equipment                                                            215,154                        196,814
   Less accumulated depreciation and amortization                          (       92,510)                (       85,481)
                                                                            --------------                ---------------

                                                                                  122,644                        111,333

Other assets                                                                        3,235                          3,391
                                                                           ---------------                ---------------

                                                                           $      391,025                 $      392,901
                                                                           ===============                ===============

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)



                                                                             September 30                 December 31
                                                                                 1999                           1998
                                                                             ------------                 -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                                  $           --                 $        6,400
   Accounts payable and accrued expenses                                           75,033                         54,356
   Current portion of long-term debt and
     capital lease obligations                                                     12,773                          9,711
                                                                           ---------------                ---------------

                                     Total Current Liabilities                     87,806                         70,467

Long-term debt and capital lease obligations, less current portion                134,131                        161,778

Other liabilities                                                                   2,709                          2,598

Stockholders' Equity
     Capital stock, par value $1 per share:
       Preferred Stock, Authorized: 1,000 shares;
         Issued:  None
       Common Stock, Authorized:
         50,000 shares; Issued: 1999 - - 21,555 shares;
         1998 - - 20,786 shares
         (including shares in treasury:
         1999 - - 4,271;  1998 - - 3,478)                                          21,555                         20,786
       Convertible Class A Common Stock, Authorized:
         15,000 shares; Issued:  1999  - - 5,334 shares;
         1998 - -5,544 shares (including shares in
         treasury:  1999 and 1998 - -522)                                           5,334                          5,544
       Additional paid-in capital                                                  30,715                         27,173
       Retained earnings                                                          148,572                        133,207
                                                                           ---------------                ---------------

                                                                                  206,176                        186,710

       Less cost of Common Stock and
         Convertible Class A Common Stock in treasury                     (         39,797)              (        28,652)
                                                                           ---------------                --------------

                                                                                  166,379                        158,058
                                                                           ---------------                ---------------

                                                                           $      391,025                 $      392,901
                                                                           ===============                ===============



See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)



                                                            Quarter Ended                           Nine Months Ended
                                                            September 30                              September 30
                                                     -----------------------------             ----------------------------

                                                         1999             1998                    1999              1998
                                                     -----------       -----------             -----------       ----------

Net Sales                                            $   157,875       $  139,004              $  449,895       $  390,368
Cost of goods sold                                        82,769           73,527                 236,979          206,805
                                                     -----------       -----------             -----------      ----------


   Gross profit                                           75,106           65,477                 212,916          183,563

Credit service charges                                     3,643            4,300                  11,457           12,899
                                                     -----------       -----------             -----------      -----------

                                                          78,749           69,777                 224,373          196,462

Cost and expenses:
   Selling, general and administrative                    63,697           57,964                 183,589          165,411
   Interest                                                2,797            3,215                   8,820           10,063
   Provision for doubtful accounts                         1,008            1,345                   3,208            5,428
   Other expense (income), net                                10       (       44)             (       75)      (      158)
                                                     -----------        ----------              ----------       ----------


                                                          67,512           62,480                 195,542          180,744
                                                     -----------       -----------             -----------      -----------


                  Income Before Income Taxes              11,237            7,297                  28,831           15,718

Income taxes                                               4,045            2,591                  10,379            5,623
                                                     -----------       -----------             -----------      -----------

                                  Net Income         $     7,192       $    4,706              $   18,452       $   10,095
                                                     ===========       ===========             ===========      ===========

Diluted earnings per share                                $0.31           $0.20                   $0.80             $0.43
Basic earnings per share                                  $0.32           $0.21                   $0.83             $0.44

Weighted average diluted shares                           23,182          23,208                  23,098            23,593
Weighted average basic shares                             22,258          22,686                  22,313            23,119

Cash dividends per common share:
   Common Stock                                           $0.050          $0.0425                 $0.1400           $0.1225
   Class A Common Stock                                   $0.047          $0.0400                 $0.1325           $0.1150



See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                   Nine Months Ended September 30
                                                                                 1999                           1998
                                                                           ---------------                ---------------

Operating Activities
     Net income                                                            $       18,452                 $       10,095
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                             11,011                         10,605
         Provision for doubtful accounts                                            3,208                          5,428
         Deferred income taxes                                             (          206)                           903
         Gain on sale of property and equipment                            (           14)                (           21)
                                                                            --------------                 --------------
                     Subtotal                                                      32,451                         27,010
         Changes in operating assets and liabilities:
           Accounts receivable                                                     12,093                         18,213
           Inventories                                                     (        2,358)                         2,966
           Other current assets                                            (          832)                (          733)
           Accounts payable and accrued expenses                                   20,555                         13,161
           Income taxes                                                               122                          3,996)
                                                                            --------------                 --------------

                     Net cash provided by operating activities                     62,031                         56,621
                                                                           ---------------                ---------------

Investing Activities
     Purchases of property and equipment                                   (       22,524)                (        9,173)
     Proceeds from sale of property and equipment                                     215                            168
     Other investing activities                                                       156                            266
                                                                           ---------------                ---------------

                         Net cash used in investing activities             (       22,153)                (        8,739)
                                                                            --------------                 --------------

Financing Activities
     Net (decrease) increase in short-term borrowings                      (       17,500)                (       82,500)
     Proceeds from issuance of long-term debt                                          --                         59,200
     Payment of long-term debt and capital lease obligations               (       13,485)                (        5,477)
     Purchase of treasury stock                                            (       11,145)                (       19,465)
     Exercise of stock options                                                      4,101                          3,686
     Dividends paid                                                        (        3,087)                (        2,807)
     Other financing activities                                                       101                             69
                                                                           ---------------                ---------------

                         Net cash used in financing activities             (       41,015)                (       47,294)
                                                                            --------------                ---------------

(Decrease)increase in cash and cash equivalents                            (        1,137)                           588

Cash and cash equivalents at beginning of period                                    1,874                            390
                                                                           ---------------                ---------------

Cash and cash equivalents at end of period                                 $          737                 $          978
                                                                           ===============                ===============



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



Earnings per share and all shares outstanding have been restated to record the effect of the 2-for-1 stock split on August 25, 1999.



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


RESULTS OF OPERATIONS

Net sales for the third quarter and nine months ended September 30, 1999 increased 13.6% and 15.2% over the same periods for 1998, respectively. Comparable-store sales increased 12.6% and 13.1% over the year-earlier third quarter and nine month periods, respectively. The Company's largest markets, Dallas and Atlanta, experienced the strongest comparable-store sales for the quarter and nine-month period. Comparable-store sales increases were broad based as four of the six regions had double-digit percent increases and the other two regions had high single digit increases, through September 30, 1999. A store's results are included in the comparable-store sales computation beginning with the anniversary of its opening. Overall, continued steady economic growth and high employment stimulated housing markets and consumer spending on home furnishings.

Gross margin as a percent of net sales improved for the third quarter to 47.6% for 1999 compared to 47.1% for the 1998 period, and was up to 47.3% from 47.0% for the nine months ended September 30, 1999 and 1998, respectively. These improved margins are the result of continued emphasis of brand name products such as Thomasville, Broyhill, Lane and La-Z-Boy, and the continued themes in the Company's advertising programs on quality, value and service. The ability to increase sales without the use of heavy discounting or extended deferred- payment credit promotions has contributed to the increased margins as has higher levels of associated delivery charges and product care and protection revenues. Additionally, merchandise close out sales activity had been higher than normal in the 1998 periods due to the liquidation of inventory prior to the closing of three clearance centers.

Third quarter credit service charge revenues decreased to 2.3% of net sales from 3.1% for the prior year while the nine-month period decreased to 2.5% from 3.3%. This reduction was due to a lower average outstanding accounts receivable portfolio and to a shift toward more consumer usage of free interest promotions rather than deferred-payment promotions.

Selling, general and administrative expenses as a percent of net sales decreased to 40.4% as compared to 41.7% and to 40.8% from 42.4% for the quarter and nine months ended September 30, 1999 and 1998, respectively. The continued leveraging of fixed costs in occupancy and administrative expenses and effective cost controls in advertising contributed to these improvements.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                                   (Continued)


The provision for doubtful accounts as a percentage of net sales decreased to 0.6% from 1.0% and 0.7% from 1.4% for the quarter and nine months ended September 30, 1999 and 1998, respectively. This continued reduction reflects the trend of decreased delinquencies, bankruptcies and write offs and a general reduction in overall receivables. These combined factors led to a $400,000 reduction in the second quarter provision for doubtful accounts as prescribed by the Company's methodology for calculating the required allowance. The
Company also continues to evaluate and improve its credit and collection operations. Management does not expect any significant changes in the current consumer credit environment for the remainder of 1999.

Interest expense decreased $0.4 million and $1.2 million, and as a percent of net sales, to 1.8% from 2.3% and to 2.0% from 2.6% for the quarter and nine-month period ended September 30, 1999 and 1998, respectively, from the year-earlier periods. This reduction was mostly due to lower debt levels which decreased 15.0% and 11.5% for the quarter and nine-month periods, as the Company's effective interest rate was slightly higher at 7.4% for the quarter and lower at 7.2% for the nine-month period, respectively, from the year-earlier periods.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally-generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $62.0 million during the first nine months of 1999. The Company carries its own customer accounts receivable which provided positive cash flows as receivables decreased $12.1 million due to less customer usage of credit promotions offered (more purchases were made using national credit cards) as well as from faster payoffs. Such faster turnover arose from shortened free interest periods and more customer usage of the 12 equal monthly payments with no interest plan.

Investing activities used $22.2 million of cash during the nine months ended September 30, 1999. Capital expenditures during the period were $22.5 million, mostly for additional store locations, which open primarily in the latter half of 1999.

Financing activities used $41.0 million of cash during the nine months ended September 30, 1999, primarily to reduce debt in the amount of $31.0 million and for the purchase of $11.1 million of treasury stock.

In addition to cash flows from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure, as determined by the interest rate environment, with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (99.3% of total debt was interest rate protected at September 30, 1999). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.3% at September 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

                                   (Continued)


The Company opened two stores and closed a clearance center in the third quarter. Three stores are scheduled for opening in the fourth quarter, one of which is a relocation, and two existing stores will be physically expanded. Capital expenditures for the remainder of 1999 to support these projects, and additional ones which will be completed in 2000, are estimated to be $7.5 million. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's current planned expenditures.


SEASONALITY

Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year, particularly in the fourth quarter.


YEAR 2000

As is more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1998, the Company is modifying or replacing portions of its software and certain hardware for Year 2000 compliance. The review, remediation and testing of the Company's store systems software was completed in May 1998 except for third party credit scoring software which is being completed in the fourth quarter of 1999.

The review, remediation and testing of the corporate office systems was completed in March 1999. The Company brought substantially all of its software and IT systems into compliance with Year 2000 issues in June 1999. Certain additional, less critical, Y2K issues have been identified and will be remediated during the fourth quarter. These items relate to personal computing, telephone voice communication and office document imaging. Management's assessment of the estimated costs and risks associated with the Year 2000 project and the status of the Company's contingency plans are unchanged from that described in the 1998 annual report.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS
                                   (Continued)


The complexity of the potential Year 2000 issues and the proposed solutions are dependent on the technical skills of the Company's employees and on the representations and preparedness of third parties and are among the factors that could cause the Company's Year 2000 compliance efforts to be less than fully effective. Additionally, there are a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There have been no material changes with respect to the Company's derivative financial instruments and other financial instruments and its related market risk since the date of the most recent Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION


Item 4.     EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits filed with this report.

           10.10.1 - Amendment No. One to the Supplemental Executive Retirement Plan

           10.10.2 - Amendment No. Two to the Supplemental Executive Retirement Plan

                27 - Financial Data Schedule.

           (b)       Reports on Form 8-K.

                     None

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                                             HAVERTY FURNITURE COMPANIES, INC.
                                                        (Registrant)



Date     NOVEMBER  15, 1999            By:    /s/ Dennis L. Fink
     -------------------------                -----------------------------
                                              Dennis L. Fink,
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)



                                       By:    /s/ Dan C. Bryant
                                              ------------------------------
                                              Dan C. Bryant,
                                              Vice President and Controller
                                              (principal accounting officer)



                                       By:    /s/ Jenny H. Parker
                                              ------------------------------
                                              Jenny H. Parker,
                                              Vice President,
                                              Secretary and Treasurer