Form 10-K405
period 1999-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2000-03-24
CIK 216085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  (MARK ONE)           ANNUAL REPORT PURSUANT TO SECTION 13 OR
     [X]               15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [FEE
                       REQUIRED]

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               OR

     [ ]               TRANSITION REPORT PURSUANT TO SECTION 13
                       OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                       REQUIRED]

               FOR THE TRANSITION PERIOD FROM TO
                COMMISSION FILE NUMBER: 1-14445

                            ------------------------

                       HAVERTY FURNITURE COMPANIES, INC.

             (Exact name of registrant as specified in its charter)

                   MARYLAND                                      58-0281900
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

 780 JOHNSON FERRY ROAD, SUITE 800, ATLANTA,                       30342
                   GEORGIA
  (Address of principal executive officers)                      (Zip Code)

Registrant's telephone number, including area code:  (404) 443-2900

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
       COMMON STOCK ($1.00 PAR VALUE)                     NEW YORK STOCK EXCHANGE
   CLASS A COMMON STOCK ($1.00 PAR VALUE)

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

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 29, 2000, was $166,460,035. The aggregate market value was computed by reference to the last transaction prices of the registrant's two classes of common stock on such date. For the purpose of this response only, executive officers, directors and holders of 5% or more of common stock are affiliates of the registrant.

    As of March 15, 2000, the number of shares outstanding of the registrant's two classes of $1.00 par value common stock were: Common Stock-16,020,011; Class A Common Stock-4,770,814.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement dated March 21, 2000, for the 2000 annual meeting of stockholders are incorporated by reference herein in response to Item 5 - 8 of Part II and to Part III of this report, except information on executive officers, which is included in Part I of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

    Certain information included in this Annual Report on Form 10-K contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management), contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in the Company's forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); conditions affecting the availability and affordability of retail real estate sites; the ability to attract, train and retain highly qualified associates to staff corporate positions, existing and new stores and distribution facilities; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry, changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

GENERAL

    Haverty Furniture Companies, Inc. (the "Company" or "Havertys") is a full-service home furnishings retailer. The Company operates 103 showrooms in 14 contiguous southern and central states. Havertys provides its customers with a wide selection of furniture and accessories primarily in the middle to upper-middle price ranges. As an added convenience to its customers, the Company offers financing through a revolving charge credit plan. The Company originated as a family business in 1885 in Atlanta, Georgia. Havertys has been a publicly held company since 1929, incorporated under the laws of the State of Maryland. The Company's corporate headquarters are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia 30342.

BUSINESS STRATEGY

    The Company serves a target customer in the middle to upper-middle income ranges. Havertys has attracted this discriminating and demanding consumer by focusing on what it believes are the key elements of furniture retailing: stores, merchandise value and selection, advertising, and customer service. The Company has made investments in technology to improve operating efficiencies and in new retail stores. Havertys plans to continue to expand into new markets and strengthen its position in its current market areas utilizing its existing distribution infrastructure.

STORES

    As of December 31, 1999, the Company operated 103 stores serving 68 cities in 14 states. Havertys has executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores. Accordingly, the number of retail locations has increased by only 13 since the year ended 1994, but total square footage has increased 45%. Havertys entered three new cities during 1999: Macon, Georgia; Monroe, Louisiana; and Hattiesburg, Mississippi. Additional new stores were opened in the Atlanta, Georgia and Birmingham, Alabama markets and a new replacement store was opened in Lexington, Kentucky. During 1999, Haverty also became a licensed operator of a La-Z-Boy retail store in Memphis, Tennessee. During 2000, the Company will open three newly constructed stores and an additional La-Z-Boy location in Memphis, Tennessee.

MERCHANDISING

    The Company is able to tailor its merchandise presentation to the needs and tastes of local markets. Havertys offers many well-known brand names of furniture, such as Broyhill, Thomasville, Lane/Action, La-Z-Boy, and Clayton Marcus. The Company prefers to carry multiple lines of furniture in order to offer the consumer broad product choices at good values. These include many key furniture items and groups from well known, quality suppliers who have somewhat less consumer brand awareness. All five regional managers are included in Havertys' buying team, and their input allows each store to present a product mix that is roughly 20 to 25 percent regionalized. Each local market manager can select from region-specific items that are attractive to consumers in their particular metropolitan area. These managers are also responsible for pricing in their respective markets, with the exception of specific items that are advertised chain-wide. Havertys can therefore be competitively priced in each market while maintaining attractive gross margins.

    The merchandising team develops a broad selection of merchandise for its customers at values targeted to their income levels. Management has avoided utilizing lower, promotional price-driven merchandise favored by many national chains, which management believes gives Havertys a unique position for a large retailer. The Company purchases approximately 64% of its merchandise from ten vendors and believes that adequate merchandise sources are available to the Company. Combined with the movement to regional merchandising and warehousing and the implementation of a centralized information system, this provides significant purchasing power with the Company's vendors.

    Although it has only an estimated 1% national market share of the highly-fragmented furniture retailing market, Havertys is an important customer to the largest furniture manufacturers due to its consistent track record of profitable, controlled growth and reputable customer service.

    In February 1998, the Company and Furniture Brands International ("Furniture Brands") announced a strategic alliance whereby the Company would allocate up to 50% of its retail square footage to the display of products supplied by Furniture Brands. Furniture Brands' lines include widely recognized brands such as Broyhill, Lane, and Thomasville. These lines accounted for approximately 50% and 30% of the retail square footage, excluding bedding display, in Havertys' stores at December 31, 1999 and 1998, respectively. Because of the alliance, the Company has received increased service support to each of its five regional or metropolitan area distribution centers and is allowed certain priorities in selecting new products.

REVENUES

    The following table sets forth the approximate percentage contributions by product or service to the Company's gross revenues for the past three years:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                       1999       1998       1997
                                                       -----      -----      -----
Merchandise:
    Living Room Furniture...........................    48.0%      48.5%      49.3%
    Bedroom Furniture...............................    23.9       23.5       23.0
    Dining Room Furniture...........................    12.5       11.9       11.6
    Bedding.........................................     7.4        7.6        7.2
Accessories and Other (1)...........................     5.9        5.5        5.7
Credit Service Charges..............................     2.3        3.0        3.2
                                                       -----      -----      -----
                                                       100.0%     100.0%     100.0%
                                                       =====      =====      =====

------------------------

(1) Including delivery charges and product protection.

DISTRIBUTION

    The Company uses a regional warehouse distribution network to provide central receiving points from vendors and distribution of product to local market warehouses. Havertys has three regional warehouses operating in Charlotte, North Carolina; Jackson, Mississippi; and Ocala, Florida. The regional warehouses serve all of the Company's local markets except for Dallas, Texas, and Atlanta, Georgia, which each have a metropolitan area warehouse. The combination of enhanced information systems, just-in-time delivery practices and close coordination with vendors has substantially reduced the need to carry inventory in local market warehouses. Local market area warehouses are primarily used as prepping centers and cross-dock locations for local deliveries.

    The distribution system currently in place will facilitate the implementation of additional distribution improvements. Havertys has implemented EDI and just-in-time delivery systems with its major vendors, and the Company uses a software system which allows management to forecast inventory requirements and reorder merchandise in an efficient manner. Havertys is implementing a new warehouse management system in its regional warehouses and in the Dallas, Texas and Atlanta, Georgia warehouses. This system is designed to increase productivity and expand the capabilities of the warehouse facilities.

CREDIT OPERATIONS

    As a service to its customers, Havertys offers a revolving charge credit plan with credit limits determined through its on-line credit approval system. Havertys Credit Services, Inc. ("Havertys Credit"), a wholly-owned subsidiary of Haverty Furniture Companies, Inc., was formed in 1996 to consolidate this function. Management believes that Havertys gains certain advantages over its primary competitors by controlling credit approval and the quality of customer relations rather than outsourcing these functions. Havertys Credit currently maintains a receivables portfolio of approximately $186 million, before deducting reserves.

    Havertys Credit typically requires a 15% down payment and offers financing over 12 to 48 months, with an average term of 18 months. The standard (non-promotional) credit service charge rate currently ranges from 18% to 21% per annum (except for 10% in Arkansas), and will vary in the future depending on market conditions and state laws. Havertys Credit offers a lower credit service charge rate for individual purchases of over $3,000, and the Company also routinely offers various interest-free periods (typically four to 12 months) as part of promotional campaigns. The financing program chosen most frequently by the Company's customers is a 12 month, no interest and 12 equal payments promotion which represented approximately 59% of financed 1999 sales. The program which allows for deferred payment periods of up to 4 months and no interest accounted for approximately 28% of financed 1999 sales. The Company has not offered payment deferrals beyond six months although many competitor programs include deferrals and free interest for up to 18 months. Management believes that its credit offers are a reasonable response to similar or more aggressive promotions advertised by competitors, which therefore reduces the need to emphasize off-price promotions to stimulate sales. Unlike many of its competitors, Havertys Credit does not charge retroactive interest to customers who do not completely pay off the balance during a free-interest or deferred payment period in part because such periods are not as long those offered by competitors. The amount financed under the Company's credit programs as a percent of net sales continued to decline in 1999 to 46% from 49% in 1998 as customers increased their usage of third party credit cards and cash. These combined factors resulted in an average interest yield of approximately 7.6% for 1999.

COMPETITION

    The retail sale of home furnishings is a highly fragmented and competitive business. The Company believes that the primary elements of competition in its industry are customer service, merchandise (quality, style, selection, price, and display), advertising and store location and design. The degree and source of competition varies by geographic area. The Company competes with numerous individual retail furniture stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards.

    The Company believes it has uniquely positioned itself in the marketplace with merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture store chains. Management believes that this customer segment responds more cautiously to typical discount promotions and focuses on the real value and customer service offered by a retailer. The Company regards its experienced sales personnel and personalized customer service as important factors in its competitive success. Lastly, management believes its ability to make prompt delivery of orders through maintenance of inventory and to tailor the inventory to a store's local market conditions provides additional competitive advantages. The Company currently ranks among the top five in sales for conventional furniture store chains in the United States, based on available industry data for 1998.

EMPLOYEES

    As of December 31, 1999, the Company employed approximately 3,636 employees:
3,308 in individual retail store operations, 143 in its corporate offices, 78 in its credit operations and 107 in its regional warehouses. No employee of the Company is a party to any union contract and the Company considers its employee relations to be good.

EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the executive officers of the Company:

                                                               POSITION WITH THE COMPANY
NAME                                          AGE                AND OTHER INFORMATION
----                                        --------   ------------------------------------------
Rawson Haverty............................     79      Chairman of the Board since 1984. Chief
                                                         Executive Officer from 1955 to 1990.
                                                         President from 1955 to 1984. Director
                                                         since 1947.

John E. Slater, Jr........................     65      President and Chief Executive Officer
                                                       since 1994. Executive Vice President from
                                                         1993 to 1994. Chief Operating Officer
                                                         from 1992 to 1994. Senior Vice President
                                                         from 1987 to 1993. General Manager,
                                                         Stores, from 1990 to 1992. Director
                                                         since 1983.

Dan C. Bryant.............................     57      Vice President since 1998 and Controller
                                                       since 1985.

Thomas P. Curran..........................     47      Vice President, Advertising since 1987.

Dennis L. Fink............................     48      Executive Vice President since 1996 and
                                                       Chief Financial Officer since 1993. Senior
                                                         Vice President from 1993 to 1996. Senior
                                                         Vice President, Treasurer and Chief
                                                         Financial Officer and a director of
                                                         Horizon Industries, Inc., a publicly
                                                         held carpet manufacturer, from 1985 to
                                                         1992.

Rawson Haverty, Jr........................     43      Senior Vice President, Real Estate and
                                                         Development since 1998. Vice President,
                                                         Real Estate and Insurance Division from
                                                         1992 to 1998. Director since 1992.

Jenny Hill Parker.........................     41      Treasurer since 1998 and Corporate
                                                       Secretary since 1997. Vice President,
                                                         Finance from 1996 to 1998 and financial
                                                         officer since 1994. Senior Manager at
                                                         KPMG Peat Marwick LLP from 1988 to 1994
                                                         and other positions within that firm
                                                         since 1981.

Clarence H. Smith.........................     49      Senior Vice President and General Manager,
                                                         Stores, since 1996. Vice President,
                                                         Operations and Development, from 1994 to
                                                         1996. Vice President from 1984 to 1994.
                                                         Regional Manager and General Manager of
                                                         Atlanta, Georgia, retail operations from
                                                         1986 to 1994. Director since 1989.

M. Tony Wilkerson.........................     54      Senior Vice President, Marketing since
                                                       1994. Vice President, Merchandising, from
                                                         1990 to 1994. Director since May 1999.

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

ITEM 2. PROPERTIES

    The Company's executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. These leased facilities contain approximately 45,000 square feet of office space on two floors of a mid-rise office building. Havertys Credit Services, Inc., a subsidiary, leases 15,000 square feet of office space in Chattanooga, Tennessee.

    The following table sets forth information concerning the operating facilities of the Company as of December 31, 1999.

                                                RETAIL      MARKET AREA    REGIONAL
                                             LOCATIONS(C)   WAREHOUSES    WAREHOUSES
                                             ------------   -----------   ----------
Owned (a)..................................       51             10           3
Leased (b).................................       52             15           0
                                                 ---             --           --
    Total..................................      103             25           3
                                                 ===             ==           ==

------------------------

    (a) Includes capital leases on 10 facilities and three retail stores built on sites under land leases.

    (b) The leases have various termination dates through 2018 plus renewal options.

    (c) Of the retail locations, 26 have attached warehouse space.

    In addition, as of December 31, 1999, the Company has entered into an agreement for the lease of one retail facility.

                                                              1999           1998           1997
                                                            --------       --------       --------
Retail square footage at December 31 (in thousands).......   3,419          3,295          3,167
% Change in retail square footage.........................     3.8%           4.0%           7.0%
Annual Net Sales per Square Foot..........................   $ 189          $ 168          $ 158

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The information under the heading "Market Prices and Dividend Information" on page 40 of the Company's annual report to stockholders for the year ended December 31, 1999, is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA

    Selected 5-Year Financial Data on page 13 of the Company's annual report to stockholders for the year ended December 31, 1999, is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 19 of the Company's annual report to stockholders for the year ended December 31, 1999, is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 19, and contained in Note 7-Long-Term Debt and Capital Lease Obligations on pages 28 and 29 of the Company's annual report to stockholders for the year ended
December 31, 1999, is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The report of the independent auditors and the financial statements on pages 20 through 38 of the Company's annual report to stockholders for the year ended December 31, 1999, are incorporated herein by reference.

    Selected Quarterly Financial Data on page 37 of the Company's annual report to stockholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to directors of the Company contained on pages 6 through 8 of the Company's proxy statement for the 2000 annual meeting of stockholders, dated March 21, 2000, is incorporated herein by reference. Information relating to executive officers of the Company is included in this report under Item 1 of Part I.

ITEM 11. EXECUTIVE COMPENSATION

    The information relating to executive compensation contained on pages 10 through 19 of the Company's proxy statement for the 2000 annual meeting of stockholders, dated March 21, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information relating to security ownership of certain beneficial owners and management contained on pages 2 and 3 and pages 6 through 8 of the Company's proxy statement for the 2000 annual meeting of stockholders, dated March 21, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information relating to certain relationships and related transactions contained on page 17 of the Company's proxy statement for the 1999 annual meeting of stockholders, dated March 21, 2000, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following exhibits, financial statements and financial statement schedule are filed as a part of this report:

    (a)(1) and (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                    SCHEDULE

    The following consolidated financial statements of Haverty Furniture Companies, Inc., included in the annual report of the registrant to its stockholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

    Consolidated Balance Sheets--December 31, 1999 and 1998

    Consolidated Statements of Income--Fiscal Years ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Stockholders' Equity--Fiscal Years ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows--Fiscal Years ended December 31, 1999, 1998 and 1997

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

       EXHIBIT
       NUMBER                                          DESCRIPTION OF EXHIBIT
---------------------                                  ----------------------
       *3.1                --       Articles of Incorporation of Haverty Furniture Companies,
                                    Inc. as amended and restated on March 6, 1973, and amended on April 24, 1979, and as amended on April 24, 1985. (10-Q for the quarter ended June 30, 1985)

       *3.1.1              --       Articles of Incorporation of Haverty Furniture Companies,
                                    Inc. as amended on April 25,1986. (10-Q for the quarter
                                    ended March 31, 1986)

       *3.1.2              --       Amendment to Articles of Incorporation of Haverty Furniture
                                    Companies, Inc. as amended on April 28, 1989. (10-Q for the quarter ended June 30, 1989)

       *3.1.3              --       Amendment to Articles of Incorporation of Haverty Furniture
                                    Companies, Inc. as amended on April 28, 1995. (10-K for the year ended December 31, 1996)

       *3.2.1              --       Amended and Restated By-Laws of Haverty Furniture Companies,
                                    Inc. as amended on August 5, 1987. (10-K for the year ended
                                    December 31, 1987)

       *3.2.2              --       Amendment to By-Laws of Haverty Furniture Companies, Inc. as
                                    amended on November 4, 1988. (10-Q for the quarter ended
                                    March 31, 1989)

       EXHIBIT
       NUMBER                                          DESCRIPTION OF EXHIBIT
---------------------                                  ----------------------
       *3.2.3              --       Amendment to By-laws of Haverty Furniture Companies, Inc. as amended on October 30, 1998.

       *4.1                --       Note Agreement between Haverty Furniture Companies, Inc. and
                                    The Prudential Purchasers (The Prudential Insurance Company
                                    of America) c/o Prudential Capital Group, dated December 29,
                                    1993. (10-K for the year ended December 31, 1993)

       *4.1.1              --       First Amendment to Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc. and The Prudential
                                    Insurance Company of America. (10-K for the year ended
                                    December 31, 1994)

       *4.1.2              --       Second Amendment to Note Agreement dated July 19, 1996,
                                    between Haverty Furniture Companies, Inc. and The Prudential
                                    Insurance Company of America, as previously amended. (10-K for the year ended December 31, 1996)

       *4.2                --       Credit Agreements dated March 31, 1998, among Haverty
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

      *10.1                --       Second Amendment and Restatement of Directors' Deferred
                                    Compensation Plan. (10-Q for the quarter ended June 30,
                                    1996, Exhibit 10.1.2)

      *10.2                --       Supplemental Executive Retirement Plan, effective January 1,
                                    1983. (10-K for the year ended December 31, 1984, Exhibit
                                    10.3)

      *10.3                --       Thrift Plan and Trust, as amended and restated, effective
                                    January 1, 1987. (Exhibit 4.1 to Registration Statement on
                                    Form S-8, File No. 33-44285)

      *10.3.1              --       Amendment No. One to Thrift Plan and Trust, as previously
                                    amended and restated, effective July 1, 1994. (10-K for the year ended December 31, 1996)

      *10.3.2              --       Amendment No. Two to Thrift Plan and Trust, as previously
                                    amended and restated, effective January 1, 1989. (10-K for the year ended December 31, 1996)

      *10.3.3              --       Amendment No. Three to Thrift Plan and Trust, as previously amended and restated, effective January 1, 1997. (10-K for the year ended December 31, 1996)

      *10.4                --       1986 Non-Qualified Stock Option Plan. (10-K for the year
                                    ended December 31, 1987, Exhibit 10.7)

      *10.5                --       1988 Incentive Stock Option Plan, as amended. (Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-53609)

      *10.6                --       1988 Non-Qualified Stock Option Plan. (10-Q for the quarter ended June 30, 1989, Exhibit 10.2)

      *10.6.1              --       Amendment Number One to 1988 Non-Qualified Stock Option
                                    Plan. (Registration Statement on Form S-2, File No.
                                    33-59400, Exhibit 10.9.1)

       10.7                --       Haverty Furniture Companies, Inc. Employee Stock Purchase
                                    Plan, as amended and restated as of February 7, 1995 and as amended November 1, 1996 and as amended and restated
                                    October 29, 1999.

       EXHIBIT
       NUMBER                                          DESCRIPTION OF EXHIBIT
---------------------                                  ----------------------
      *10.8                --       Deferred Compensation Agreement between Haverty Furniture
                                    Companies, Inc. and Rawson Haverty, Sr., dated December 21,
                                    1992. (10-K for the year ended December 31, 1993, Exhibit
                                    10.9)

      *10.9                --       1993 Non-Qualified Stock Option Plan. (Registration
                                    Statement on Form S-8, File No. 33-53607, Exhibit 5.1)

      *10.10               --       Supplemental Executive Retirement Plan, effective January 1,
                                    1996. (10-K for the year ended December 31, 1995)

      *10.10.1             --       Amendment No. One to the Supplemental Executive Retirement
                                    Plan. (10-Q for quarter ended September 30, 1999)

      *10.10.2             --       Amendment No. Two to the Supplemental Executive Retirement
                                    Plan. (10-Q for quarter ended September 30, 1999)

      *10.11               --       Directors' Compensation Plan as of April 26, 1996. (10-Q for
                                    quarter ended June 30, 1996, Exhibit 10.11)

      *10.12               --       Form of Agreement dated January 1, 1997, Regarding change in
                                    Control with the following Names Executive Officers: John E.
                                    Slater, Jr., Dennis L. Fink, Clarence H. Smith and M. Tony
                                    Wilkerson. (10-K for the year ended December 31, 1996)

      *10.13               --       Form of Agreement dated January 1, 1997, Regarding Change in
                                    Control with the following employee directors: Rawson
                                    Haverty, Jr. (a Named Executive Officer) and Fred J. Bates.
                                    (10-K for the year ended December 31, 1996)

      *10.14               --       Haverty Furniture Companies, Inc. 1998 Stock Option Plan,
                                    effective as of December 18, 1997. (Registration Statement on Form S-8, File No. 333-53215, Exhibit 10.1)

      *10.15               --       Haverty Furniture Companies, Inc. Top Hat Mutual Fund Option
                                    Plan, effective as of January 15, 1999. (10-K for the year ended December 31, 1998)

       13.1                --       Annual Report to Stockholders for the year ended December
                                    31, 1999.

       21.1                --       Subsidiaries of the Registrant.

       23.1                --       Consent of Ernst & Young LLP.

       27                  --       Financial Data Schedule. (Filed electronically with SEC
                                    only)

------------------------

*   Incorporated by reference.

    (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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


                                             HAVERTY FURNITURE COMPANIES, INC.

Date: March 24, 2000                         By:            /s/ JOHN E. SLATER, JR.
                                                  ------------------------------------------
                                                              John E. Slater, Jr.
                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                         (PRINCIPAL EXECUTIVE OFFICER)

Dated: March 24, 2000                        By:              /s/ DENNIS L. FINK
                                                  ------------------------------------------
                                                                Dennis L. Fink
                                                      EXECUTIVE VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                                   OFFICER)

Dated: March 24, 2000                        By:               /s/ DAN C. BRYANT
                                                  ------------------------------------------
                                                                 Dan C. Bryant
                                                          VICE PRESIDENT, CONTROLLER
                                                        (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                      DATE
                      ---------                                   -----                      ----
                 /s/ RAWSON HAVERTY                    Chairman of the Board
     -------------------------------------------                                        March 24, 2000
                   Rawson Haverty

               /s/ JOHN E. SLATER, JR.                 President and Chief
     -------------------------------------------         Executive Officer, and         March 24, 2000
                 John E. Slater, Jr.                     Director

                  /s/ FRED J. BATES                    Regional Manager and
     -------------------------------------------         Director                       March 24, 2000
                    Fred J. Bates

                 /s/ JOHN T. GLOVER                    Director
     -------------------------------------------                                        March 24, 2000
                   John T. Glover

               /s/ RAWSON HAVERTY, JR.                 Senior Vice President and
     -------------------------------------------         Director                       March 24, 2000
                 Rawson Haverty, Jr.

                /s/ L. PHILLIP HUMANN                  Director
     -------------------------------------------                                        March 24, 2000
                  L. Phillip Humann

                      SIGNATURE                                   TITLE                      DATE
                      ---------                                   -----                      ----
                /s/ LYNN H. JOHNSTON                   Director
     -------------------------------------------                                        March 24, 2000
                  Lynn H. Johnston

                 /s/ MYLLE B. MANGUM                   Director
     -------------------------------------------                                        March 24, 2000
                   Mylle B. Mangum

             /s/ FRANK S. MCGAUGHEY, III               Director
     -------------------------------------------                                        March 24, 2000
               Frank S. McGaughey, III

               /s/ CLARENCE H. RIDLEY                  Vice Chairman and Director
     -------------------------------------------                                        March 24, 2000
                 Clarence H. Ridley

                /s/ CLARENCE H. SMITH                  Senior Vice President and
     -------------------------------------------         Director                       March 24, 2000
                  Clarence H. Smith

                /s/ M. TONY WILKERSON                  Senior Vice President and
     -------------------------------------------         Director                       March 24, 2000
                  M. Tony Wilkerson

                /s/ ROBERT R. WOODSON                  Director
     -------------------------------------------                                        March 24, 2000
                  Robert R. Woodson

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

COLUMN A                                COLUMN B      COLUMN C-1    COLUMN C-2     COLUMN D      COLUMN E
----------------------------------------------------------------------------------------------------------
                                                      ADDITIONS
                                       BALANCE AT      CHARGED                                  BALANCE AT
                                      BEGINNING OF   TO COSTS AND                DEDUCTIONS--     END OF
                                         PERIOD        EXPENSES     OTHER (1)    DESCRIBE (2)     PERIOD
                                      --------------------------------------------------------------------
Year ended December 31, 1999:
  Allowance for doubtful accounts...     $8,300         $4,125        $(800)        $4,625        $7,000
                                      ====================================================================
Year ended December 31, 1998:
  Allowance for doubtful accounts...     $8,500         $6,456           --         $6,656        $8,300
                                      ====================================================================
Year ended December 31, 1997:
  Allowance for doubtful accounts...     $7,105         $7,648        $ 795         $7,048        $8,500
                                      ====================================================================

------------------------

(1) The amount in 1999 relates to amounts for potential sales returns reclassified to accrued sales returns and allowances. The amount in 1997 represents a reclassification related to past due accounts receivable previously included in accrued liabilities.

(2) Uncollectible accounts written off, net of recoveries and the disposal value of repossessions.