Form 10-Q
period 2000-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2000-05-15
CIK 216085

DRAFT
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 1-14445

                        HAVERTY FURNITURE COMPANIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                         58-0281900
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)

            780 JOHNSON FERRY ROAD, SUITE 800, ATLANTA, GEORGIA    30342
            ---------------------------------------------------- ----------
                (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (404) 443-2900

             866 WEST PEACHTREE STREET, N.W., ATLANTA, GEORGIA 30308
-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

       The number of shares outstanding of the registrant's two classes of $1 par value common stock as of May 11, 2000 were: Common Stock - 15,926,366; Class A Common Stock - 4,764,814.

            H A V E R T Y F U R N I T U R E C O M P A N I E S, I N C.

                                    I N D E X


                                                                                    PAGE NO.
                                                                                    --------
Part I.        Financial Information:

               Condensed Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999                                 1

               Condensed Consolidated Statements of Income -
                  Three months ended March 31, 2000 and 1999                           3

               Condensed Consolidated Statements of Cash Flows -                       4
                  Three months ended March 31, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements                    5

               Management's Discussion and Analysis of Financial                       6
                  Condition and Results of Operations

               Quantitative and Qualitative Disclosure of Market Risk                 10


Part II.       Other Information                                                      11


                          PART I. FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                          March 31    December 31
                                                            2000        1999
                                                        -----------   -----------
ASSETS

Current Assets
   Cash and cash equivalents                            $   1,786    $   1,762

   Accounts receivable                                    167,983      186,090
   Less allowance for doubtful accounts                    (6,900)      (7,000)
                                                        ---------    ---------
                                                          161,083      179,090

   Inventories, at LIFO                                   107,702       84,447

   Other current assets                                     9,211        6,379
                                                        ---------    ---------


                                 Total Current Assets     279,782      271,678


Property and equipment                                    228,122      222,999
Less accumulated depreciation and amortization            (99,122)     (96,002)
                                                        ---------    ---------
                                                          129,000      126,997

Other assets                                                5,254        5,973
                                                        ---------    ---------

                                                        $ 414,036    $ 404,648
                                                        =========    =========


               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                                                  March 31    December 31
                                                                   2000          1999
                                                                 ---------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                        $  23,200    $   8,800
   Accounts payable and accrued expenses                            81,676       77,543
   Current portion of long-term debt and
     capital lease obligations                                      11,912       12,091
                                                                 ---------    ---------
                                     Total Current Liabilities     116,788       98,434

Long-term debt and capital lease obligations,
     less current portion                                          132,629      134,687
Other liabilities                                                    2,760        2,734

Stockholders' Equity
     Capital stock, par value $1 per share:
       Preferred Stock, Authorized: 1,000 shares;
         Issued:  None
       Common Stock, Authorized:  50,000 shares;
         Issued: 2000 - - 21,740 shares;
         1999 - - 21,639 shares (including shares                   21,740       21,639
         in treasury:  2000 and 1999 - -                             5,731
         and  4,810, respectively)
       Convertible Class A Common Stock, Authorized:
         15,000 shares; Issued: 2000 - -5,293 shares;                5,293        5,303
         1999 - -5,303 shares  (including shares
         in treasury:  2000 and 1999 - -522 )
       Additional paid-in capital                                   32,522       32,004
       Retained earnings                                           158,548      156,428
                                                                 ---------    ---------
                                                                   218,103      215,374
       Less cost of Common Stock and
         Convertible Class A Common Stock in treasury              (56,244)     (46,581)
                                                                 ---------    ---------
                                                                   161,859      168,793
                                                                 ---------    ---------
                                                                 $ 414,036    $ 404,648
                                                                 =========    =========


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                         ----------------------
                                                                            2000         1999
                                                                         ---------    ---------
Net sales                                                                $ 163,741    $ 149,781
Cost of goods sold                                                          85,113       78,973
                                                                         ---------    ---------
   Gross profit                                                             78,628       70,808
Credit service charges                                                       3,370        3,980
                                                                         ---------    ---------
   Gross profit and other revenue                                           81,998       74,788

Expenses:
   Selling, general and administrative                                      68,016       60,600
   Interest                                                                  2,865        3,060
   Provision for doubtful accounts                                             933        1,370
   Other (income) expense, net                                                 (66)         (71)
                                                                         ---------    ---------
                                                                            71,748       64,959
                                                                         ---------    ---------
   Income before income taxes                                               10,250        9,829
Income taxes                                                                 3,741        3,539
                                                                         ---------    ---------
Income before cumulative effect of a
   change in accounting principle                                            6,509        6,290
Cumulative effect on prior years (to December 31, 1999)
   of changing to a different revenue recognition method                    (3,356)        --
                                                                         ---------    ---------
   Net income                                                            $   3,153    $   6,290
                                                                         =========    =========
Weighted average shares - basic                                             21,097       22,294
Weighted average shares - assuming dilution                                 21,529       22,930
Basic earnings per share:
   Income before cumulative effect of a change in accounting principle   $    0.31    $    0.28
   Cumulative effect on prior years (to December 31, 1999)
      of changing to a different revenue recognition method                  (0.15)        --
                                                                         ---------    ---------
   Net income                                                            $    0.16    $    0.28
                                                                         =========    =========
Diluted earnings per share:
   Income before cumulative effect of a change in accounting principle   $    0.30    $    0.27
   Cumulative effect on prior years (to December 31, 1999)
      of changing to a different revenue recognition method                  (0.15)        --
                                                                         ---------    ---------
   Net income                                                            $    0.15    $    0.27
                                                                         =========    =========

Cash dividends per common share:
   Common Stock                                                          $  0.0500    $  0.0425
   Class A Common Stock                                                  $  0.0475    $  0.0400


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                               THREE MONTHS ENDED MARCH 31
                                                               ---------------------------
                                                                   2000          1999
                                                               ----------    -------------
Operating Activities
     Net income                                                  $  3,153    $  6,290
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of a change in accounting principle      3,356        --
         Depreciation and amortization                              3,921       3,632
         Provision for doubtful accounts                              933       1,370
         Loss (gain) on sale of property and equipment                 40          (8)
                                                                 --------    --------
                                                      Subtotal     11,403      11,284
         Changes in operating assets and liabilities:
           Accounts receivable                                      6,435       7,352
           Inventories                                            (12,682)     (2,926)
           Other current assets                                    (2,255)     (2,148)
           Accounts payable and accrued expenses                    3,610       1,712
           Income taxes                                            (3,344)      2,328
                                                                 --------    --------
                     Net cash provided by operating activities      3,167      17,602
                                                                 --------    --------
Investing Activities
     Purchases of property and equipment                           (7,513)    (11,022)
     Proceeds from sale of property and equipment                   1,549          26
     Other investing activities                                       719         281
                                                                 --------    --------
                         Net cash used in investing activities     (5,245)    (10,715)
                                                                 --------    --------
Financing Activities
     Net increase (decrease) in short-term borrowings              14,400      (4,500)
     Payment of long-term debt and capital lease obligations(      (2,237)     (1,072)
     Purchase of treasury stock                                    (9,663)     (2,205)
     Exercise of stock options                                        609       1,219
     Dividends paid                                                (1,033)       (935)
     Other financing activities                                        26          17
                                                                 --------    --------
           Net cash provided by (used in) financing activities      2,102      (7,476)
                                                                 --------    --------
Decrease (increase) in cash and cash equivalents                       24        (589)
Cash and cash equivalents at beginning of period                    1,762       1,874
                                                                 --------    --------
Cash and cash equivalents at end of period                       $  1,786    $  1,285
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

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin provides guidance on revenue recognition matters and, in accordance therewith, the Company changed its method of recognizing sales effective January 1, 2000. Under the new method, revenue from merchandise sales is recognized upon delivery to the customer. Previously, the Company recognized revenue for sales of merchandise when certain criteria were met, such as receipt of full payment, credit approval for charge sales and merchandise in stock. These conditions were typically met at the point of sale. The Company changed its method of revenue recognition on January 1, 2000. Accordingly, it is impractical to determine income utilizing the billed method for the first quarter of 2000. Revenues recognized in the first quarter of 2000 that were included in undelivered sales at December 31, 1999, aggregated approximately $19,000,000. The cumulative effect of the accounting change decreased net income by $3,356,000 or $0.15 per share and was recorded in the three months period ended March 31, 2000. The pro forma amounts shown below have been adjusted assuming that the change in the revenue recognition method had occurred prior to January 1, 1999 (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ---------------------------
                                                      PRO FORMA         PRO FORMA
                                                         2000              1999
                                                      ---------         ---------

Net income...........................................   $6,509            $5,435
Basic earnings per share.............................   $ 0.31            $ 0.24
Diluted earnings per share...........................   $ 0.30            $ 0.24

NOTE C - INTERIM LIFO CALCULATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the company's historical experience and its present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in the Company's forward-looking statements; the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); conditions affecting the availability and affordability of retail real estate sites; the ability to attract, train and retain highly qualified associates to staff corporate positions, existing and new stores and distribution facilities; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry, changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

CHANGE IN ACCOUNTING PRINCIPLE

The Company changed its accounting method for recognizing revenues on January 1,2000, and is now recording merchandise sales upon delivery to the customer. Historically, sales were recognized and "billed" prior to delivery when certain criteria were met, such as receipt of full payment, credit approval for charge sales and merchandise in stock. The change is consistent with new guidance on revenue recognition provided by the Securities and Exchange Commission Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The implementation of this change was accounted for as a change in accounting principle and applied cumulatively as if the change occurred at January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The following table outlines the results for the first quarter of 2000, 1999, and 1999 pro forma results, assuming that the change in the revenue recognition method had occurred prior to January 1, 1999 (in thousands):


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                           -----------------------------------
                                                                                     Pro forma
                                                              2000         1999         1999
                                                           ---------    ---------    ---------
Net sales                                                  $ 163,741    $ 149,781    $ 145,558
Cost of goods sold                                            85,113       78,973       76,665
                                                           ---------    ---------    ---------
   Gross profit                                               78,628       70,808       68,893
Credit service charges                                         3,370        3,980        3,980
                                                           ---------    ---------    ---------
   Gross profit and other revenue                             81,998       74,788       72,873
Cost and expenses:
   Selling, general and administrative                        68,016       60,600       60,020
   Interest                                                    2,865        3,060        3,060
   Provision for doubtful accounts                               933        1,370        1,370
   Other expense (income), net                                   (66)         (71)         (71)
                                                           ---------    ---------    ---------
     Total                                                    71,748       64,959       64,379
                                                           ---------    ---------    ---------
   Income before income taxes and cumulative
     effect of a change in accounting principle               10,250        9,829        8,494
Income taxes                                                   3,741        3,539        3,059
                                                           ---------    ---------    ---------
Income before cumulative effect of a
   change in accounting principle                              6,509        6,290        5,435
Cumulative effect on prior years (to December 31, 1999)
   of changing to a different revenue recognition method      (3,356)        --           --
                                                           ---------    ---------    ---------
   Net income                                              $   3,153    $   6,290    $   5,435
                                                           =========    =========    =========


RESULTS OF OPERATIONS

Net sales for the first quarter of 2000 increased 12.5% to $163.7 million compared to pro forma sales of $145.6 million for the first quarter of 1999. It is not practical for the Company to compute comparable-store sales utilizing the new delivered basis of revenue recognition. Calculated on the billed basis, comparable-store sales increased 9.5% for the quarter. The Company's two largest markets, Dallas and Atlanta, and its Florida region continued to experience the strongest comparable-store sales increases. A store's results are included in the comparable-store sales computation beginning with the one-year anniversary of its opening, expansion, or the date when it was otherwise non-comparable. Management believes that the sales increases are attributable to the economic strength of its target customer and the Company's focus on brand name products and effective merchandising in its stores.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Gross profit, as a percent of sales, was 48.0% for the first three months of 2000 compared to 47.3% for the comparable pro forma period of 1999. These improved margins are primarily attributable to the reduced level of promotional activity and refinements in the Company's product mix. Additionally, the higher levels of associated delivery charges and product care and protection revenues have contributed to the increased margins.

First quarter credit service charge revenues decreased to 2.1% of net sales from 2.7% on a pro forma basis in the prior year period. This reduction is due to a lower average outstanding accounts receivable portfolio and to a shift toward more consumer usage of the "12 month no interest with 12 equal payments" promotion rather than deferred-payment promotions.

Selling, general and administrative expenses, as a percent of net sales increased to 41.5% for the three months ended March 31, 2000 from 41.2% in the prior year period on a pro forma basis. The shift in the level of attention to shortened delivery cycles to the customer resulted in increases in warehouse and delivery costs, particularly in markets where the sales increases were highest. Management believes that these increases are temporary and expects these expenses will return to their prior year's level during the second half of 2000.

The provision for doubtful accounts, as a percentage of net sales, decreased to 0.6% for the first quarter of 2000 from 0.9% for the first quarter of 1999 on a pro forma basis. This reduction reflects the continuing trend of decreased delinquencies and bankruptcies experienced by the Company over the last two years. These combined factors led to a $100,000 reduction in the first quarter provision for doubtful accounts as prescribed by the Company's methodology for calculating the required allowance. Management does not expect any significant changes in the current consumer credit environment with respect to its target customers for the remainder of 2000.

Interest expense decreased $0.2 million and, as a percent of net sales, to 1.8% from 2.1% for the first quarter. The Company's average debt level was 8.2% lower and the effective interest rate was 12 basis points higher as compared to the year-ago period.

Income before the cumulative effect of an accounting change, as a percent of sales, was 4.0% for the first quarter of 2000 and 3.7% for the first quarter of 1999 on a pro forma basis. Diluted earnings per share before the cumulative effect of an accounting change were $0.30 and $0.24 pro forma, for the three months ended March 31, 2000, and 1999, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $3.2 million during the first three months of 2000. The $12.7 million increase in inventory during the first quarter was higher than anticipated. The Company intends to reduce inventory levels in the second quarter.

Investing activities used $5.2 million of cash during the three months ended March 31, 2000. Capital expenditures during the period were $7.5 million for leasehold improvements, equipment and furniture and fixtures associated with the Company's relocation of its corporate offices as well as new store construction and renovations that will be completed later in the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

        AND RESULTS OF OPERATIONS
                                   (Continued)

Financing activities provided $2.1 million of cash during the first quarter of 2000 including $14.4 million in increased borrowings under the Company's revolving credit facilities. Financing activities also included the use of $9.7 million for the acquisition of treasury stock.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure as determined by the interest rate environment with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (83.2% of total debt was fixed or interest rate protected as of March 31, 2000). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.2% at March 31, 2000.

Capital expenditures for the remainder of 2000 are presently expected to include the construction of three new store locations in existing markets, improvements to two new leased store locations, the remodeling of two existing stores, and the expansion and remodeling of two existing stores. The preliminary estimate of capital expenditures in 2000 is approximately $40 million, which also includes a portion of the construction costs for three new stores which will open in 2001. Management expects that there will be disposition costs for stores to be relocated, which will likely offset any gains generated from the sale of the recently vacated former corporate office of the Company. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

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

                                           HAVERTY FURNITURE COMPANIES, INC.
                                                      (Registrant)

Date      MAY 15, 2000                     By:  /s/  DENNIS L. FINK
     --------------------                     ------------------------------
                                                Dennis L. Fink,
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)

                                           By:  /s/  DAN C. BRYANT
                                              ------------------------------
                                                Dan C. Bryant,
                                                Vice President and Controller
                                                (principal accounting officer)

                                           By:  /s/  JENNY H. PARKER
                                              ---------------------------------
                                                Jenny H. Parker,
                                                Vice President,
                                                Secretary and Treasurer