Form 10-K/A
period 1999-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2000-06-28
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number: 1-14445


                        HAVERTY FURNITURE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


           MARYLAND                                             58-0281900
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


780 JOHNSON FERRY ROAD, SUITE 800, ATLANTA, GEORGIA                  30342
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

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ending December 31, 1999 as set forth below:


               Part IV, Item 14(a)(3).

               Exhibits.

               Exhibit 99. The information required by Form 11-K with respect to the Haverty Furniture Companies, Inc. Thrift Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an annual report on Form 11-K for the Plan for the fiscal year ended December 31, 1999 in accordance with Rule 15d-21.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HAVERTY FURNITURE COMPANIES, INC.



                                           By:   /s/ Dennis L. Fink
                                                 ------------------------------
                                                 Dennis L. Fink
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 principal financial officer)


Date:  June 28, 2000

                                   EXHIBIT 99


         Information required by Form 11-K with respect to the Haverty Furniture Companies, Inc. Thrift Plan for the Fiscal Year Ended December 31, 1999

         (a)      The following financial statements are
                  furnished for the above-referenced Plan:

                  Report of Independent Auditors;
                  Statements of Net Assets Available for Benefits
                    December 31, 1999 and 1998;
                  Statements of Changes in Net Assets Available for
                    Benefits for the Years Ended December 31, 1999 and 1998;
                  Notes to Financial Statements;
                  Schedule H -- Line 4i - Schedule of Assets Held for Investment
                    Purposes


         (b)      Exhibits:

                  Consent of Independent Auditors

AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
Haverty Furniture Companies, Inc. Thrift Plan
YEARS ENDED DECEMBER 31, 1999 AND 1998 WITH REPORT OF INDEPENDENT AUDITORS

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                          Audited Financial Statements
                            and Supplemental Schedule


                     Years ended December 31, 1999 and 1998



                                                     CONTENTS

Report of Independent Auditors...........................................................................1

Audited Financial Statements

Statements of Net Assets Available for Benefits..........................................................2
Statements of Changes in Net Assets Available for Benefits...............................................3
Notes to Audited Financial Statements....................................................................4


Supplemental Schedule

Schedule of Assets Held for Investment Purposes at End of Year...........................................9


                              SUPPLEMENTAL SCHEDULE

                         Report of Independent Auditors

Employee Benefits Committee of
Haverty Furniture Companies, Inc.

We have audited the accompanying statements of net assets available for benefits of Haverty Furniture Companies, Inc. Thrift Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes at end of year as of December 31, 1999, is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                           /s/ Ernst & Young LLP


May 5, 2000
Atlanta, Georgia

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                 Statements of Net Assets Available for Benefits


                                                                                DECEMBER 31
                                                                         1999                  1998
                                                                --------------------------------------------
ASSETS
Cash                                                                  $   216,896          $          -
Dividends and interest receivable                                          25,618                90,905

Investments, at fair value:
  Short term investments                                                  335,739               324,759
  Common trust funds                                                   43,196,835            35,941,451
  Haverty Furniture Companies, Inc. common stock                        4,074,252             3,034,437
                                                                --------------------------------------------
Total investments                                                      47,606,826            39,300,647
                                                                --------------------------------------------
Total assets                                                           47,849,340            39,391,552

LIABILITIES
Payable to broker                                                               -                 3,987
                                                                --------------------------------------------
Net assets available for benefits                                     $47,849,340           $39,387,565
                                                                ============================================



SEE ACCOMPANYING NOTES.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

           Statements of Changes in Net Assets Available for Benefits


                                                                          YEAR ENDED DECEMBER 31
                                                                        1999                  1998
                                                                --------------------------------------------
Additions to net assets attributed to:
  Contributions:
    Employer                                                         $  1,031,890        $      926,265
    Participants                                                        4,790,491             4,129,813
                                                                --------------------------------------------
                                                                        5,822,381             5,056,078

  Net appreciation in fair value of investments                         6,437,887             5,696,939
  Investment income                                                       744,984             1,114,390
                                                                --------------------------------------------
                                                                       13,005,252            11,867,407
Deductions from net assets attributed to:
  Benefit payments                                                      4,543,477             3,717,809
                                                                --------------------------------------------

Net increase                                                            8,461,775             8,149,598

Net assets available for benefits at beginning of year                 39,387,565            31,237,967
                                                                --------------------------------------------
Net assets available for benefits at end of year                      $47,849,340           $39,387,565
                                                                ============================================



SEE ACCOMPANYING NOTES.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                          Notes to Financial Statements

                                December 31, 1999


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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                    Notes to Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BENEFIT PAYMENTS

As of December 31, 1999 and 1998, approximately $680,000 and $422,000, respectively, of benefit payments to be paid to participants is included in net assets available for benefits.

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

PARTICIPANT ACCOUNTS (CONTINUED)

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

Forfeitures of employer contributions are used to offset employer matching contributions for the same and/or future Plan years. Forfeited non-vested accounts of approximately $111,000 and $85,000 were used to reduce employer contributions during the years ended December 31, 1999 and 1998, respectively.

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

                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                    Notes to Financial Statements (continued)


4. TRANSACTIONS WITH PARTIES-IN-INTEREST

At December 31, 1999 and 1998, the Plan held 322,713 and 144,497 shares of Haverty Furniture Companies, Inc. Common Stock, respectively. The fair value of this stock at December 31, 1999 and 1998 was $4,074,252 and $3,034,437,
respectively. During 1999 and 1998, the Plan received $55,165 and $45,697, respectively, in dividends on Haverty Furniture Companies, Inc. Common Stock.

Certain Plan investments are shares of common trust funds managed by SunTrust Banks, Inc. SunTrust Banks, Inc. is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. The Plan Sponsor paid administrative expenses on behalf of the Plan for the years ended December 31, 1999 and 1998.

5. INVESTMENTS

The fair value of individual investments that represent 5% or more of the Plan's net assets are as follows:


                                                                                DECEMBER 31
                                                                           1999              1998
                                                                    -------------------------------------
SunTrust Banks, Inc. Money Market Fund                                 $  2,688,500       $  2,300,677
SunTrust Banks, Inc. Balanced Fund                                        8,556,418          9,369,655
SunTrust Banks, Inc. Equity Growth Fund                                  18,249,804         13,827,286
SunTrust Banks, Inc. Equity Income Fund                                   5,042,183          4,498,895
SunTrust Banks, Inc. Equity Index Fund                                    7,778,922          4,726,733
Haverty Furniture Companies, Inc. Common Stock                            4,074,252          3,034,437


                        Haverty Furniture Companies, Inc.
                                   Thrift Plan

                    Notes to Financial Statements (continued)


5. INVESTMENTS (CONTINUED)

The Plan's investments (including investments purchased, sold as well as held during the year) appreciated in fair value as determined by quoted market prices as follows:


                                                                           YEAR ENDED DECEMBER 31
                                                                           1999              1998
                                                                    -------------------------------------
Common trust funds                                                       $5,942,797         $4,533,675
Haverty Furniture Companies, Inc. Common Stock                              495,090          1,163,264
                                                                    -------------------------------------
                                                                         $6,437,887         $5,696,939
                                                                    =====================================

6. Plan Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become fully vested in their accounts.

                       Haverty Furniture Companies, Inc.
                                   Thrift Plan
                                 EIN: 58-0281900
                                  Plan No. 003

      Schedule H, Line 4i Schedule of Assets Held for Investment Purposes
                                 at End of Year

                               December 31, 1999


                                (b)
                        IDENTITY OF ISSUE,
                         BORROWER, LESSOR                                        (c)                                 (e)
   (a)                   OR SIMILAR PARTY                             DESCRIPTION OF INVESTMENT                 CURRENT VALUE
-----------------------------------------------------------------------------------------------------------------------------------
          SHORT TERM INVESTMENTS
    *     SunTrust Banks, Inc.                               AIM STIC Prime Portfolio                            $   335,739

          COMMON TRUST FUNDS
    *     SunTrust Banks, Inc.                               Money Market Fund                                     2,688,500
    *     SunTrust Banks, Inc.                               Short and Intermediate Bond Fund                        881,008
    *     SunTrust Banks, Inc.                               Balanced Fund                                         8,556,418
    *     SunTrust Banks, Inc.                               Equity Growth Fund                                   18,249,804
    *     SunTrust Banks, Inc.                               Equity Income Fund                                    5,042,183
    *     SunTrust Banks, Inc.                               Equity Index Fund                                     7,778,922

          COMMON STOCK
    *     Haverty Furniture Cos., Inc.                       Common stock                                          4,074,252
                                                                                                        ---------------------------
                                                                                                                 $47,606,826
                                                                                                        ===========================


* Indicates a party-in-interest to the Plan.

Note:  Column (d) has not been presented as that information is not required.

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-44285) pertaining to the Haverty Furniture Companies, Inc. Thrift Plan of our report dated May 5, 2000, with respect to the financial statements and supplemental schedule of Haverty Furniture Companies, Inc. Thrift Plan included in this Form 10-K/A, Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 1999.



                                            /s/ Ernst & Young LLP



Atlanta, Georgia
June 26, 2000

                               S I G N A T U R E S




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan has caused this annual report to be signed on the 28th day of June 2000, by the undersigned thereunto duly authorized.



                                            HAVERTY FURNITURE COMPANIES, INC.
                                                     THRIFT PLAN



                                            By    /s/ Dennis L. Fink
                                                  ------------------------------
                                                  Dennis L. Fink,
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (principal financial officer)



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