Form 10-Q
period 2000-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2000-07-19
CIK 216085

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     / /       TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM______TO______

                         COMMISSION FILE NUMBER: 1-14445
                                                ----------

                        HAVERTY FURNITURE COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MARYLAND                                   58-0281900
   -------------------------------                   -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


   780 JOHNSON FERRY ROAD, SUITE 800, ATLANTA, GEORGIA          30342
   ---------------------------------------------------        ----------
         (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (404) 443-2900
                                                           --------------


       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

       The number of shares outstanding of the registrant's two classes of $1 par value common stock as of July 17, 2000 were: Common Stock - 15,819,912, Class A Common Stock - 4,755,514.

          H A V E R T Y   F U R N I T U R E   C O M P A N I E S,   I N C.

                                    I N D E X




                                                                                    Page No.
                                                                                    --------
Part I.        Financial Information:

               Condensed Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999                                   1

               Condensed Consolidated Statements of Income -
                  Quarter and six months ended June 30, 2000 and 1999                   3

               Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2000 and 1999                               5

               Notes to Condensed Consolidated Financial Statements                     6

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   8

               Quantitative and Qualitative Disclosure of Market Risk                  13

Part II.       Other Information                                                       14


                          PART 1. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                               June 30                      December 31
                                                                                2000                            1999
                                                                           --------------                 --------------
ASSETS

Current Assets
   Cash and cash equivalents                                               $        1,186                 $        1,762

   Accounts receivable                                                            165,444                        186,090
   Less allowance for doubtful accounts                                    (        6,750)                (        7,000)
                                                                           --------------                 --------------

                                                                                  158,694                        179,090

   Inventories, at LIFO                                                           108,868                         84,447

   Other current assets                                                             8,132                          6,379
                                                                           --------------                 --------------


                                 Total Current Assets                             276,880                        271,678


Property and equipment                                                            230,487                        222,999
   Less accumulated depreciation and amortization                          (       97,806)                (       96,002)
                                                                           --------------                 --------------

                                                                                  132,681                        126,997


Other assets                                                                        5,065                          5,973
                                                                           --------------                 --------------

                                                                           $      414,626                 $      404,648
                                                                           ==============                 ==============


               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                                                               June 30                      December 31
                                                                                 2000                           1999
                                                                           --------------                 --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                                  $        6,600                 $        8,800
   Accounts payable and accrued expenses                                           69,092                         77,543
   Current portion of long-term debt and
     capital lease obligations                                                     11,257                         12,091
                                                                           --------------                 --------------

                                     Total Current Liabilities                     86,949                         98,434

Long-term debt and capital lease obligations,
     less current portion                                                         160,168                        134,687

Other liabilities                                                                   2,842                          2,734

Stockholders' Equity
     Capital stock, par value $1 per share - -
       Preferred Stock, Authorized: 1,000 shares;
         Issued:  None
       Common Stock, Authorized:
         50,000 shares; Issued:  2000- - 21,759 shares;
         1999 - - 21,639 shares (including shares in treasury:
         2000 and 1999 - - 5,939 and 4,810, respectively)                          21,759                         21,639
       Convertible Class A Common Stock, Authorized:
         15,000 shares; Issued:  2000 - - 5,278 shares;
         1999 - - 5,303 shares (including shares in
         treasury:  2000 and 1999  - - 522)                                         5,278                          5,303
       Additional paid-in capital                                                  32,546                         32,004
       Retained earnings                                                          163,311                        156,428
                                                                           --------------                 --------------
                                                                                  222,894                        215,374

       Less cost of Common Stock and
         Convertible Class A Common Stock in treasury                      (       58,227)                (       46,581)
                                                                           --------------                 --------------

                                                                                  164,667                        168,793
                                                                           --------------                 --------------

                                                                           $      414,626                 $      404,648
                                                                           ==============                 ==============


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                               Quarter  Ended                       Six Months Ended
                                                                   June 30                               June 30
                                                     -------------------------------         -----------------------------
                                                           2000            1999                   2000             1999
                                                     -------------     ------------          -------------    ------------
Net sales                                            $     164,413     $    142,239          $     328,154    $    292,020
Cost of goods sold                                          86,943           75,237                172,056         154,210
                                                     -------------     ------------          -------------    ------------

   Gross profit                                             77,470           67,002                156,098         137,810

Credit service charges                                       3,194            3,834                  6,564           7,814
                                                     -------------     ------------          -------------    ------------

     Gross profit and other revenue                         80,664           70,836                162,662         145,624

Expenses:
   Selling, general and administrative                      67,509           59,292                135,525         119,892
   Interest                                                  3,061            2,963                  5,926           6,023
   Provision for doubtful accounts                             888              830                  1,821           2,200
   Other expense (income), net                                  99     (         14)                    33    (         85)
                                                     -------------     ------------          -------------    ------------
     Total Expenses                                         71,557           63,071                143,305         128,030
                                                     -------------     ------------          -------------    ------------
   Income before income taxes and
     cumulative effect of a change in
     accounting principle                                    9,107            7,765                 19,357          17,594

Income taxes                                                 3,324            2,795                  7,065           6,334
                                                     -------------     ------------          -------------    ------------

   Income before cumulative effect of a
     change in accounting principle                          5,783            4,970                 12,292          11,260

Cumulative effect on prior years
     (to December 31, 1999) of changing to
     a different revenue recognition method                     --               --                  3,356              --
                                                     -------------     ------------          -------------    ------------
   Net income                                        $       5,783     $      4,970          $       8,936    $     11,260
                                                     =============     ============          =============    ============


               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Continued)


                                                               Quarter  Ended                       Six Months Ended
                                                                   June 30                               June 30
                                                     -------------------------------         -----------------------------
                                                            2000           1999                    2000             1999
                                                     -------------     -------------         -------------     -----------
Weighted average common shares                              20,522           22,388                 20,725          22,340
Weighted average diluted common shares                      20,961           23,184                 21,161          23,056

Earnings per common share:
   Income before cumulative effect of a
     change in accounting principle                  $        0.28     $       0.22          $        0.59    $       0.50
   Cumulative effect on prior years
     (to December 31, 1999) of changing to

     a different revenue recognition method                     --               --                  (0.16)             --
                                                     -------------     ------------          -------------     -----------
Net income                                           $        0.28     $       0.22          $        0.43    $       0.50
                                                     =============     ============          =============    ============


Diluted earnings per common share:
   Income before cumulative effect of a
     change in accounting principle                  $        0.28     $       0.21          $        0.58     $      0.49
   Cumulative effect on prior years
     (to December 31, 1999) of changing to
     a different revenue recognition method                     --               --                  (0.16)             --
                                                     -------------     ------------          -------------     -----------
   Net income                                        $        0.28     $       0.21          $        0.42     $      0.49
                                                     =============     ============          =============     ===========


Cash dividends per common share:
   Common Stock                                      $      0.0500     $     0.0475          $       0.100     $     0.090
   Class A Common Stock                              $      0.0475     $     0.0450          $       0.095     $     0.085


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                      Six Months Ended June 30
                                                                           ---------------------------------------------
                                                                                 2000                           1999
                                                                           --------------                 --------------
Operating Activities
     Net income                                                            $        8,936                 $       11,260
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of a change in accounting principle                      3,356                             --
         Depreciation and amortization                                              7,909                          7,270
         Provision for doubtful accounts                                            1,821                          2,200
         Deferred income taxes                                                      1,170                             --
         Gain on sale of property and equipment                            (        1,736)                (            3)
                                                                           --------------                 --------------

                                                      Subtotal                     21,456                         20,727

         Changes in operating assets and liabilities:
           Accounts receivable                                                      7,936                         16,360
           Inventories                                                     (       13,848)                           162
           Other current assets                                            (        1,521)                (        1,072)
           Accounts payable and accrued expenses                           (        8,459)                         3,301
           Income taxes                                                    (        3,859)                (          667)
                                                                           --------------                 --------------

                     Net cash provided by operating activities                      1,705                         38,811
                                                                           --------------                 --------------

Investing Activities
     Purchases of property and equipment                                   (       16,397)                (       15,403)
     Proceeds from sale of property and equipment                                   4,540                             49
     Other investing activities                                                        83                            359
                                                                           --------------                 --------------

                         Net cash used in investing activities             (       11,774)                (       14,995)
                                                                           --------------                 --------------

Financing Activities
     Net increase (decrease) in  borrowings under
       revolving credit facilities                                                 29,800                 (       17,500)
     Payment of long-term debt and capital lease obligations               (        7,353)                (        4,484)
     Purchase of treasury stock                                            (       11,646)                (        2,311)
     Exercise of stock options                                                        637                          2,279
     Dividends paid                                                        (        2,053)                (        1,984)
     Other financing activities                                                       108                             71
                                                                           --------------                 --------------

           Net cash provided by (used in) financing activities                      9,493                 (       23,929)
                                                                           --------------                 --------------

Decrease in cash and cash equivalents                                      (          576)                (          113)
Cash and cash equivalents at beginning of period                                    1,762                          1,874
                                                                           --------------                 --------------

Cash and cash equivalents at end of period                                 $        1,186                 $        1,761
                                                                           ==============                 ==============


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

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin provides guidance on revenue recognition matters and, in accordance therewith, the Company changed its method of recognizing sales effective January 1, 2000. Under the new method, revenue from merchandise sales is recognized upon delivery to the customer. Previously, the Company recognized revenue for sales of merchandise when certain criteria were met, such as receipt of full payment, credit approval for charge sales and merchandise in stock. These conditions were typically met at the point of sale. The Company changed its method of revenue recognition on January 1, 2000. Accordingly, it is impractical to determine income utilizing the billed method for 2000. Revenues recognized in the first quarter of 2000 that were included in undelivered sales at December 31, 1999, aggregated approximately $19,000,000. The cumulative effect of the accounting change decreased net income by $3,356,000 and was recorded in the three months period ended March 31, 2000. The pro forma amounts shown below have been adjusted assuming that the change in the revenue recognition method had occurred prior to January 1, 1999 (in thousands, except per share data):


                                                                      Quarter Ended                   Six Months Ended
                                                                         June 30                           June 30
                                                                ------------------------         --------------------------
                                                                                Proforma           Proforma      Proforma
                                                                     2000         1999                2000          1999
                                                                ------------------------         -----------    -----------
     Net income                                                 $     5,783     $  4,934         $    12,292    $    10,369
     Basic earnings per share                                   $      0.28     $   0.22         $      0.59    $      0.46
     Diluted earnings per share                                 $      0.28     $   0.21         $      0.58    $      0.45


               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


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

CHANGE IN ACCOUNTING PRINCIPLE

The Company changed its accounting method for recognizing revenues on January 1, 2000, and is now recording merchandise sales upon delivery to the customer. Historically, sales were recognized and "billed" prior to delivery when certain criteria were met, such as receipt of full payment, credit approval for charge sales and merchandise in stock. The change is consistent with new guidance on revenue recognition provided by the Securities and Exchange Commission Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The implementation of this change was accounted for as a change in accounting principle and applied cumulatively as if the change occurred at January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

The following table outlines the results for the second quarter and the six months ended June 30, 2000, 1999, and 1999 pro forma results, assuming that the change in the revenue recognition method had occurred prior to January 1, 1999 (in thousands):


                                                               Quarter Ended                            Six Months Ended
                                                                 June 30,                                   June 30,
                                                ---------------------------------------  ----------------------------------------
                                                                             Pro forma                                Pro forma
                                                    2000          1999          1999         2000          1999           1999
                                                -----------   -----------   -----------  -----------  ------------   ------------
Net sales                                       $   164,413   $   142,239   $   141,794  $   328,154  $    292,020   $    287,352
Cost of goods sold                                   86,943        75,237        74,993      172,056       154,210        151,658
                                                -----------   -----------   -----------  -----------  ------------   ------------
     Gross profit                                    77,470        67,002        66,801      156,098       137,810        135,694

Credit service charges                                3,194         3,834         3,834        6,564         7,814          7,814
                                                -----------   -----------   -----------  -----------  ------------   ------------
     Gross profit and other revenue                  80,664        70,836        70,635      162,662       145,624        143,508

Expenses:
     Selling, general and administrative             67,509        59,292        59,148      135,525       119,892        119,168
     Interest                                         3,061         2,963         2,963        5,926         6,023          6,023
     Provision for doubtful accounts                    888           830           830        1,821         2,200          2,200
     Other expense (income), net                         99           (14)          (14)          33           (85)           (85)
                                                -----------   -----------   -----------  -----------  ------------   ------------
        Total expenses                               71,557        63,071        62,927      143,305       128,030        127,306
                                                -----------   -----------   -----------  -----------  ------------   ------------

     Income before income taxes
        and cumulative effect of a change
        in accounting principle                       9,107         7,765         7,708       19,357        17,594         16,202

Income taxes                                          3,324         2,795         2,774        7,065         6,334          5,833
                                                -----------   -----------   -----------  -----------  ------------   ------------
     Income before cumulative effect of a
        Change in accounting principle          $     5,783   $     4,970   $     4,934  $    12,292  $     11,260   $     10,369
Cumulative effect on prior years
     (to December 31, 1999) of changing to a
     different revenue recognition method                --            --            --      (3,356)            --             --
                                                -----------   -----------   -----------  -----------  ------------   ------------

     Net income                                 $     5,783   $     4,970   $     4,934  $     8,936  $     11,260   $     10,369
                                                ===========   ===========   ===========  ===========  ============  =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                    (Continued)

RESULTS OF OPERATIONS

Net sales for the second quarter and six months ended June 30, 2000 increased 16.0% and 14.2% over the pro forma sales for the same periods for 1999, respectively. It is not practical for the Company to compute comparable-store sales utilizing the new delivered basis of revenue recognition. Calculated on the billed basis, comparable-store sales increased 9.6% for both the second quarter and six months period. The Company's two largest markets, Dallas and Atlanta, and its Florida and Texas regions continued to experience the strongest comparable-store sales increases. A store's results are included in the comparable-store sales computation beginning with the one-year anniversary of its opening, expansion, or the date when it was otherwise non-comparable. Management believes that the sales increases are attributable to the economic strength of its target customer and the Company's focus on brand name products and effective merchandising in its stores.

Gross profit, as a percent of net sales, was 47.1% for the second quarter of 2000 which was unchanged as compared to the pro forma amount in the 1999 period and 47.6% compared to 47.2% for the six months ended June 30, 2000 and 1999, respectively. Inventory close out sales had been lower than normal in the first quarter of 2000 and margins in the second quarter reflected increases in this activity. Management anticipates that margins will improve from the second quarter level in the typically stronger second half of the year.

Second quarter credit service charge revenues decreased to 1.9% of net sales from 2.7% on a pro forma basis in the prior year period and to 2.0% from 2.7% for the six months ended June 30, 2000 and 1999, respectively. This reduction is due to a lower average outstanding accounts receivable portfolio and to a shift toward more consumer usage of the "12 month no interest with 12 equal payments" promotion rather than deferred-payment promotions.

Selling, general and administrative expenses, as a percent of net sales, decreased to 41.1% from 41.7% for the quarter and to 41.3% from 41.5% for the six months ended June 30 as compared to the prior year periods on a pro forma basis. Continued leveraging of fixed costs, particularly administrative and occupancy costs, have contributed to these improvements. These gains were partially offset by increases in warehouse and delivery costs as the Company focuses on shortening the delivery cycle to the customer.

Interest expense decreased as a percent of net sales, to 1.9% from 2.1% and to 1.8% from 2.1%, for the quarter and six months ended June 30, 2000 and 1999 on a pro forma basis. The Company's effective interest rate was slightly higher at 7.2% for the quarter and six-month period with an increase in average debt levels of 2.8% for the quarter and a decrease of 2.8% for the six-month period, respectively, from the year-earlier periods.

The provision for doubtful accounts, as a percentage of net sales, decreased to 0.5% from 0.6% and to 0.6% from 0.8% for the quarter and six months ended June 30, 2000 and 1999 on a pro forma basis. This reduction reflects the continuing trend of decreased delinquencies and bankruptcies experienced by the Company over the last two years. These combined factors led to a $150,000 reduction in the second quarter provision for doubtful accounts as prescribed by the Company's methodology for calculating the required allowance. Management does not expect any significant changes in the current consumer credit environment with respect to its target customers for the remainder of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

Other expense, net, of $0.99 million for the quarter ended June 30, 2000, is primarily related to the Company's real estate. The Company recognized certain costs related to retail stores approved by management for closure or replacement. These costs were almost completely offset by the gain from the sale of the Company's former corporate offices in Atlanta, Georgia.

Diluted earnings per share before the cumulative effect of an accounting change were $0.28 and $0.21 pro forma for the second quarter and $0.58 and $0.45 pro forma for the six months ended June 30, 2000, and 1999, on approximately 2.2 million fewer and 1.9 million fewer weighted average diluted shares outstanding, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $1.7 million during the first six months of 2000. Inventory increased $12.7 million during the first quarter and an additional $1.1 million during the second quarter. Although in line with sales increases, the inventory increases are higher than management's expectations, and a review of those markets which exceeded their targeted inventory levels is in process. Management expects that inventory will not increase during the historically stronger second half of the year.

Investing activities used $11.8 million of cash during the six months ended June 30, 2000. Capital expenditures during the period were $16.4 million for new store construction and renovations that will be completed later in the year as well as leasehold improvements, equipment and furniture and fixtures associated with the Company's relocation of its corporate offices.

Financing activities provided $9.5 million of cash during the six months ended June 30, 2000. Borrowings under the Company's revolving credit facilities increased $29.8 million. Financing activities also included the use of $11.6 million for the stock repurchase program.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure, as determined by the interest rate environment, with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (58.3% of total debt was fixed or interest rate protected as of June 30, 2000). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.0% at June 30, 2000.

Capital expenditures for the remainder of 2000 are presently expected to include the construction of two new store locations in existing markets, improvements to three new leased store locations, the remodeling of two existing stores, and the expansion and remodeling of one existing store. The preliminary estimate of capital expenditures in 2000 is approximately $30 million, which also includes a portion of the construction costs for two new stores which will open in 2001. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

During the second quarter, the Company terminated four interest rate swap agreements, entered into a new agreement, and one agreement matured. At June 30, 2000, the Company had two outstanding agreements, having national amounts of $30,000,000 and $10,000,000 at rates of 5.57% maturing in 2003 and 5.74%
maturing in 2000, respectively. Under the agreements, the Company makes payments at fixed rates and receives payments at variable rates which are based on LIBOR, adjusted quarterly.

                           PART II. OTHER INFORMATION


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2000 Annual Meeting of Stockholders of the Company was held on April 28,
2000.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

            Robert R. Woodson
            L. Phillip Humann
            John T. Glover
            Mylle B. Mangum

The number of votes cast "for" or "withheld" was as follows for each of the above nominees: For = 14,116,920, Withheld = 305,230.

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

The number of votes cast by the holders of Class A Common Stock was as follows:
Mr. Wilkerson: For = 4,300,362, Withheld = 197,058; for each of the remaining nominees: For = 4,487,426, Withheld = 9,994.

                           PART II. OTHER INFORMATION
                                   (Continued)


Item 5.  OTHER INFORMATION

As stated in the Company's 2000 Proxy Statement, proposals by stockholders intended to be presented at the 2001 Annual Meeting must be received at the office of the Company no later than November 21, 2000, for inclusion in the Company's Proxy Statement for the 2001 Annual Meeting.

In connection with the Company's Annual Meeting of Shareholders to be held in 2001, if the Company does not receive notice of a matter or proposal to be considered by February 5, 2001, then the persons appointed by the Board of Directors to act as the proxies for such Annual Meeting (named in the form of proxy) will be allowed to use their discretionary voting authority with respect to any such matter or proposal at the Annual Meeting, if such matter or proposal is raised at the Annual Meeting.

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


                                         HAVERTY FURNITURE COMPANIES, INC.
                                                    (Registrant)



Date   JULY 19, 2000                     By:    /s/ DENNIS L. FINK
     ------------------                         --------------------------------
                                                Dennis L. Fink,
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                  (principal financial officer)



                                         By:    /s/ DAN C. BRYANT
                                                --------------------------------
                                                Dan C. Bryant,
                                                Vice President and Controller
                                                (principal accounting officer)



                                         By:    /s/ JENNY H. PARKER
                                                --------------------------------
                                                Jenny H. Parker,
                                                Vice President,
                                                Secretary and Treasurer