Form 10-Q
period 2000-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2000-10-24
CIK 216085

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   [ ]          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER: 1-14445

                        HAVERTY FURNITURE COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                              58-0281900
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

780 JOHNSON FERRY ROAD, SUITE 800, ATLANTA, GEORGIA                 30342
---------------------------------------------------               ----------
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

       The number of shares outstanding of the registrant's two classes of $1 par value common stock as of October 20, 2000 were: Common Stock - 15,986,366, Class A Common Stock - 4,755,414.

                        HAVERTY FURNITURE COMPANIES, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

Part I.  Financial Information:

         Condensed Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999                           1

         Condensed Consolidated Statements of Income -
            Quarter and nine months ended September 30, 2000 and 1999          3

         Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2000 and 1999                      5

         Notes to Condensed Consolidated Financial Statements                  6

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

         Quantitative and Qualitative Disclosure of Market Risk               13

Part II. Other Information                                                    14

                          PART 1. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                             September 30                    December 31
                                                                                 2000                           1999
                                                                           ---------------                ---------------
ASSETS

Current Assets
   Cash and cash equivalents                                               $        1,951                 $        1,762

   Accounts receivable                                                            174,227                        186,090
   Less allowance for doubtful accounts                                    (        6,750)                (        7,000)
                                                                           ---------------                ---------------

                                                                                  167,477                        179,090

   Inventories, at LIFO                                                           106,184                         84,447

   Other current assets                                                             6,717                          6,379
                                                                           ---------------                ---------------


                                 Total Current Assets                             282,329                        271,678


Property and equipment                                                            237,654                        222,999
   Less accumulated depreciation and amortization                          (      101,538)                (       96,002)
                                                                           ---------------                ---------------

                                                                                  136,116                        126,997


Other assets                                                                        4,801                          5,973
                                                                           ---------------                ---------------

                                                                           $      423,246                 $      404,648
                                                                           ===============                ===============

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                             September 30                    December 31
                                                                                 2000                           1999
                                                                           ---------------                ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                                  $           --                 $        8,800
   Accounts payable and accrued expenses                                           81,109                         77,543
   Current portion of long-term debt and
     capital lease obligations                                                     11,164                         12,091
                                                                           ---------------                ---------------

                                     Total Current Liabilities                     92,273                         98,434

Long-term debt and capital lease obligations,
     less current portion                                                         156,125                        134,687

Other liabilities                                                                   2,870                          2,734

Stockholders' Equity
     Capital stock, par value $1 per share - -
       Preferred Stock, Authorized: 1,000 shares;
         Issued:  None
       Common Stock, Authorized:
         50,000 shares; Issued:  2000 - - 21,923 shares;
         1999 - - 21,639 shares (including shares in treasury:
         2000 and 1999 - - 5,939 and 4,810, respectively)                          21,923                         21,639
       Convertible Class A Common Stock, Authorized:
         15,000 shares; Issued:  2000 - -  5,278 shares;
         1999 - - 5,303 shares (including shares in
         treasury:  2000 and 1999  - - 522)                                         5,278                          5,303
       Additional paid-in capital                                                  33,335                         32,004
       Retained earnings                                                          169,669                        156,428
                                                                           ---------------                ---------------
                                                                                  230,205                        215,374
       Less cost of Common Stock and
         Convertible Class A Common Stock in treasury                      (       58,227)                (       46,581)
                                                                           ---------------                ---------------

                                                                                  171,978                        168,793
                                                                           ---------------                ---------------

                                                                           $      423,246                 $      404,648
                                                                           ===============                ===============

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                              Quarter  Ended                       Nine Months Ended
                                                                September 30                          September 30
                                                     -------------------------------         ------------------------------
                                                           2000            1999                   2000             1999
                                                     -------------     -------------         -------------    -------------
Net sales                                            $    177,345      $    157,875          $    505,499     $    449,895
Cost of goods sold                                         93,660            82,769               265,716          236,979
                                                     -------------     -------------         -------------    -------------

   Gross profit                                            83,685            75,106               239,783          212,916

Credit service charges                                      3,105             3,643                 9,669           11,457
                                                     -------------     -------------         -------------    -------------

     Gross profit and other revenue                        86,790            78,749               249,452          224,373

Expenses:
   Selling, general and administrative                     71,600            63,697               207,125          183,589
   Interest                                                 2,888             2,797                 8,813            8,820
   Provision for doubtful accounts                            789             1,008                 2,610            3,208
   Other (income) expense, net                       (        103)               10          (         69)    (         75)
                                                      ------------     -------------          ------------     ------------
     Total expenses                                         75,174           67,512               218,479          195,542
                                                     -------------     -------------         -------------    -------------
   Income before income taxes and
     cumulative effect of a change in
     accounting principle                                  11,616            11,237                30,973           28,831

Income taxes                                                4,240             4,045                11,305           10,379
                                                     -------------     -------------         -------------    -------------

   Income before cumulative effect of a
     change in accounting principle                         7,376             7,192                19,668           18,452

Cumulative effect on prior years
     (to December 31, 1999) of changing to
     a different revenue recognition method                    --                --          (       3,356)              --
                                                     -------------     -------------         -------------    -------------
   Net income                                        $      7,376      $      7,192          $     16,312     $     18,452
                                                     =============     =============         =============    =============

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Continued)

                                                              Quarter  Ended                       Nine Months Ended
                                                                September 30                          September 30
                                                     -------------------------------         ------------------------------
                                                           2000            1999                   2000             1999
                                                     -------------     -------------         -------------    -------------
Weighted average common shares                             20,632            22,258                20,806           22,313
Weighted average diluted common shares                     21,075            23,182                21,244           23,098
Earnings per common share:
   Income before cumulative effect of a
     change in accounting principle                         $0.36             $0.32                 $0.94            $0.83
   Cumulative effect on prior years
     (to December 31, 1999) of changing to
     a different revenue recognition method                   --                 --            (     0.16)              --
                                                     =============     =============          ============    =============
Net income                                                  $0.36             $0.32                 $0.78             $0.83
                                                     =============     =============          ============    =============

Diluted earnings per common share:
   Income before cumulative effect of a
     change in accounting principle                         $0.35             $0.31                 $0.93             $0.80
   Cumulative effect on prior years
     (to December 31, 1999) of changing to
     a different revenue recognition method                    --                --            (     0.16)              --
                                                     -------------     -------------          ------------    -------------
   Net income                                               $0.35             $0.31                 $0.77             $0.80
                                                     =============     ============          =============    =============

Cash dividends per common share:
   Common Stock                                           $0.0500           $0.0500               $0.1500           $0.1400
   Class A Common Stock                                   $0.0475           $0.0475               $0.1425           $0.1325

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                           ----------------------------------------------
                                                                                 2000                           1999
                                                                           ---------------                ---------------
Operating Activities
     Net income                                                            $       16,312                 $       18,452
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of a change in accounting principle                      3,356                             --
         Depreciation and amortization                                             11,818                         11,011
         Provision for doubtful accounts                                            2,610                          3,208
         Deferred income taxes                                                      1,170                 (          206)
         Gain on sale of property and equipment                            (        1,793)                (           14)
                                                                           ---------------                ---------------
                                                      Subtotal                     33,473                         32,451

         Changes in operating assets and liabilities:
           Accounts receivable                                             (        1,636)                        12,093
           Inventories                                                     (       11,164)                (        2,358)
           Other current assets                                            (          106)                (          832)
           Accounts payable and accrued expenses                                    2,425                         20,555
           Income taxes                                                    (        2,726)                           122
                                                                           ---------------                ---------------
                     Net cash provided by operating activities                      20,266                        62,031
                                                                           ---------------                ---------------

Investing Activities
     Purchases of property and equipment                                   (       23,743)                (       22,524)
     Proceeds from sale of property and equipment                                   4,599                            215
     Other investing activities                                                       347                            156
                                                                           ---------------                ---------------
                         Net cash used in investing activities             (       18,797)                (       22,153)
                                                                           ---------------                ---------------
Financing Activities
     Net increase (decrease) in  borrowings under
       revolving credit facilities                                                 21,100                 (       17,500)
     Payment of long-term debt and capital lease obligations               (        9,389)                (       13,485)
     Purchase of treasury stock                                            (       11,646)                (       11,145)
     Exercise of stock options                                                      1,590                          4,101
     Dividends paid                                                        (        3,071)                (        3,087)
     Other financing activities                                                       136                            101
                                                                           ---------------                ---------------
                         Net cash used in financing activities             (        1,280)                (       41,015)
                                                                           ---------------                ---------------
Increase (decrease) in cash and cash equivalents                                      189                         (1,137)
Cash and cash equivalents at beginning of period                                    1,762                          1,874
                                                                           ---------------                ---------------

Cash and cash equivalents at end of period                                 $        1,951                 $          737
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

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin provides guidance on revenue recognition matters and, in accordance therewith, the Company changed its method of recognizing sales effective January 1, 2000. Under the new method, revenue from merchandise sales is recognized upon delivery to the customer. Previously, the Company recognized revenue for sales of merchandise when certain criteria were met, such as receipt of full payment, credit approval for charge sales and merchandise in stock. These conditions were typically met at the point of sale. The Company changed its method of revenue recognition on January 1, 2000. Accordingly, it is impractical to determine income utilizing the billed method for 2000. Revenues recognized in the first quarter of 2000 that were included in undelivered sales at December 31, 1999, aggregated approximately $19,000,000. The cumulative effect of the accounting change decreased net income by $3,356,000 and was recorded in the three month period ended March 31, 2000. The pro forma amounts shown below have been adjusted assuming that the change in the revenue recognition method had occurred prior to January 1, 1999 (in thousands, except per share data):

                                                                      Quarter Ended                   Nine Months Ended
                                                                      September 30                      September 30
                                                                ------------------------         --------------------------
                                                                                Proforma           Proforma      Proforma
                                                                     2000         1999                2000          1999
                                                                ------------------------         -----------    -----------
     Net income                                                 $     7,376     $  6,885         $    19,668    $    17,254
     Basic earnings per share                                         $0.36        $0.31               $0.94          $0.77
     Diluted earnings per share                                       $0.35        $0.30               $0.93          $0.75

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in the Company's forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); conditions affecting the availability and affordability of retail real estate sites; the ability to attract, train and retain highly qualified associates to staff corporate positions, existing and new stores and distribution facilities; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

                                   (Continued)

The following table outlines the results for the third quarter and the nine months ended September 30, 2000, 1999, and 1999 pro forma results, assuming that the change in the revenue recognition method had occurred prior to January 1, 1999 (in thousands):

                                                               Quarter Ended                             Nine Months Ended
                                                               September 30,                               September 30,

                                                ------------------------------------------   ---------------------------------------
                                                                               Pro forma                                  Pro forma
                                                    2000          1999            1999           2000          1999           1999
                                                ------------  ------------    ------------   ------------ -------------  -----------
Net sales                                       $  177,345    $  157,875      $  156,181     $  505,499   $   449,895    $  443,533
Cost of goods sold                                  93,660        82,769          81,843        265,716       236,979       233,501
                                                ------------  ------------    ------------   ------------ -------------  ----------
     Gross profit                                   83,685        75,106          74,338        239,783       212,916       210,032

Credit service charges                               3,105         3,643           3,643          9,669        11,457        11,457
                                                ------------  ------------    ------------   ------------ -------------  ----------
     Gross profit and other revenue                 86,790        78,749          77,981        249,452       224,373       221,489

Expenses:
     Selling, general and administrative            71,600        63,697          63,409        207,125       183,589       182,577
     Interest                                        2,888         2,797           2,797          8,813         8,820         8,820
     Provision for doubtful accounts                   789         1,008           1,008          2,610         3,208         3,208
     Other (income) expense, net                      (103)           10              10            (69)          (75)          (75)
                                                ------------  ------------    ------------   ------------ -------------  ----------
        Total expenses                              75,174        67,512          67,224        218,479       195,542       194,530
                                                ------------  ------------    ------------   ------------ -------------  ----------
     Income before income taxes
        and cumulative effect of a change
        in accounting principle                     11,616        11,237          10,757         30,973        28,831         26,959

Income taxes                                         4,240         4,045           3,872         11,305        10,379          9,705
                                                ------------  ------------    ------------   ------------ -------------  -----------
     Income before cumulative effect of a
        change in accounting principle               7,376         7,192           6,885         19,668        18,452         17,254
Cumulative effect on prior years
     (to December 31, 1999) of changing to a
     different revenue recognition method               --            --              --          (3,356)          --             --
                                                ------------  ------------    ------------   ------------ -------------  -----------
     Net income                                 $    7,376    $    7,192      $    6,885     $   16,312   $    18,452    $    17,254
                                                ============  ============    ============   ============ =============  ===========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

                                   (Continued)

RESULTS OF OPERATIONS

Net sales for the third quarter and nine months ended September 30, 2000, increased 13.6% and 14.0% over the pro forma sales for the same periods for 1999, respectively. It is not practical for the Company to compute comparable-store sales utilizing the new delivered basis of revenue recognition. Calculated on the billed basis, comparable-store sales increased 10.1% and 9.7% for the third quarter and nine month period, respectively. The Company's two largest markets, Dallas and Atlanta, and its Florida and Texas regions continued to experience the strongest comparable-store sales increases. A store's results are included in the comparable-store sales computation beginning with the one-year anniversary of its opening, expansion, or the date when it was otherwise non-comparable. Management believes that the sales increases are attributable to the economic strength of its target customer, the Company's focus on brand name products and effective merchandising in its stores.

Gross profit, as a percent of net sales, decreased to 47.2% for the third quarter of 2000 from 47.6%, the pro forma amount in the 1999 period, and was unchanged at 47.4% for the nine months ended September 30, 2000 and 1999 on a pro forma basis. Gross profit was impacted by product mix changes and an increase in the Company's LIFO reserve. The LIFO charge increased as a percent of sales to .18% for the third quarter and .09% for the nine months ended September 30, 2000, as compared to the pro forma amounts of .06% and .04% in the prior year periods, respectively. Management anticipates that margins for the fourth quarter will improve somewhat from the third quarter level in the typically stronger last quarter of the year.

Third quarter credit service charge revenues decreased to 1.8% of net sales from 2.3% on a pro forma basis in the prior year period and decreased to 1.9% from 2.6% for the nine months ended September 30, 2000 and 1999, respectively. This reduction is due to a lower average outstanding accounts receivable portfolio and a shift toward more consumer usage of the "12 month no interest with 12 equal payments" promotion rather than deferred-payment promotions.

Selling, general and administrative expenses, as a percent of net sales, decreased to 40.4% from 40.6% for the third quarter and to 41.0% from 41.2% for the nine months ended September 30, 2000, as compared to the prior year periods on a pro forma basis. Continued leveraging of fixed costs, particularly administrative and occupancy costs, have contributed to these improvements. These gains were partially offset by increases in advertising, warehouse, and delivery costs as labor and fuel costs remained higher than the prior periods and as the Company focuses on shortening the delivery cycle to the customer.

Interest expense decreased as a percent of net sales, to 1.6% from 1.8% and to 1.7% from 2.0%, for the quarter and nine months September 30, 2000 and 1999 on a pro forma basis, respectively. The Company's effective interest rate was relatively unchanged at 7.2% for the third quarter and nine-month period with an increase in average debt levels of 12.6% for the third quarter and 1.2% for the nine-month period, respectively, from the year-earlier periods.

The provision for doubtful accounts, as a percentage of net sales, decreased to 0.4% from 0.6% and to 0.5% from 0.7% for the third quarter and nine months ended September 30, 2000 and 1999 on a pro forma basis, respectively. This reduction reflects the continuing trend of decreased delinquencies and customer bankruptcies experienced by the Company over the last two years. Management does not expect any significant changes in the current consumer credit environment with respect to its target customers for the remainder of 2000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

                                   (Continued)

Diluted earnings per share before the cumulative effect of an accounting change were $0.35 and $0.30 pro forma for the third quarter and $0.93 and $0.75 pro forma for the nine months ended September 30, 2000 and 1999, respectively, on approximately 2.1 million fewer and 1.9 million fewer weighted average diluted shares outstanding, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $20.3 million during the first nine months of 2000. Inventory increased $12.7 million during the first quarter (not including the increase resulting from the cumulative effect of the accounting change) and an additional $1.1 million during the second quarter. These inventory increases were higher than management's expectations and inventory levels were reviewed in those markets which exceeded their targeted inventory levels. Inventory decreased $2.7 million during the third quarter and management expects that inventory in existing locations may continue to decrease slightly by the end of the historically stronger fourth quarter. Offsetting this decrease will be the showroom inventories added for four stores opening near the end of the year.

Investing activities used $18.8 million of cash during the nine months ended September 30, 2000. Capital expenditures during the period were $23.7 million for new store construction and renovation, some of which will be completed later in the year and into 2001 as well as leasehold improvements, equipment and furniture and fixtures associated with the Company's relocation of its corporate offices.

Financing activities used $1.3 million of cash during the nine months ended September 30, 2000. Borrowings under the Company's revolving credit facilities increased $21.1 million. Financing activities also included the use of $11.6 million for the stock repurchase program.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure, as determined by the interest rate environment, with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (61.5% of total debt was fixed or interest rate protected as of September 30, 2000). The Company's average effective interest rate on all borrowings (excluding capital leases) was 7.0% at September 30, 2000.

Capital expenditures for the remainder of 2000 are presently expected to include the construction of two new store locations in existing markets, improvements to two new leased store locations and the expansion and remodeling of one existing store. The estimate of capital expenditures for the fourth quarter of 2000 is approximately $15 million, which also includes a portion of the construction costs for two new stores which will open in the first half of 2001 and the purchase of land for a future store site. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company's planned expenditures.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

                                   (Continued)

SEASONALITY

Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year, particularly in the fourth quarter.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by FAS 137 and FAS 138. Management will adopt the new requirements effective January 1, 2001. The Statement will require the Company to recognize its derivatives on the balance sheet at fair value. Management has assessed its derivatives and believes that the implementation of FAS 133 will not have a material impact on the Company's earnings and financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

During the second quarter, the Company terminated four interest rate swap agreements, entered into a new agreement, and one agreement matured. At September 30, 2000, the Company had two outstanding agreements, having notional amounts of $30,000,000 and $10,000,000, at rates of 5.57% maturing in 2003 and 5.74% maturing in 2000, respectively. Under the agreements, the Company makes payments at fixed rates and receives payments at variable rates which are based on LIBOR, adjusted quarterly.

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

                                   HAVERTY FURNITURE COMPANIES, INC.
                                             (Registrant)

Date   OCTOBER 24, 2000            By: /s/ DENNIS L. FINK
      ------------------               -----------------------------------------
                                       Dennis L. Fink,
                                       Executive Vice President and
                                         Chief Financial Officer
                                         (principal financial officer)

                                   By: /s/ DAN C. BRYANT
                                       -----------------------------------------
                                       Dan C. Bryant,
                                       Vice President and Controller
                                       (principal accounting officer)


                                   By: /s/ JENNY H. PARKER
                                       -----------------------------------------
                                       Jenny H. Parker,
                                       Vice President,
                                       Secretary and Treasurer