Form 10-K
period 2000-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2001-04-02
CIK 216085

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2000
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
OR
For the transition period from to
Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800, Atlanta, Georgia	30342
(Address of principal executive officers)	(Zip Code)
Registrant's telephone number, including area code: (404) 443-2900
Securities registered pursuant to Section 12(b) of the Act:
Title of each Class Common Stock ($1.00 Par Value)	Name of each exchange on which registered
Class A Common Stock ($1.00 Par Value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 28, 2001, was $195,571,861. The aggregate market value was computed by reference to the last transaction prices of the registrant’s two classes of common stock on such date. For the purpose of this response only, executive officers, directors and holders of 5% or more of common stock are affiliates of the registrant.

     As of March 16, 2001, the number of shares outstanding of the registrant’s two classes of $1.00 par value common stock were: Common Stock – 16,098,224; Class A Common Stock – 4,745,614.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement dated March 23, 2001, for the 2001 annual meeting of stockholders are incorporated by reference herein in response to Part III of this report, except information on executive officers, which is included in Part I of this report.

PART I

ITEM 1.	BUSINESS

Forward-Looking Information

     Certain information included in this Annual Report on Form 10-K contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management), contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in the Company’s forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); conditions affecting the availability and affordability of retail real estate sites; the ability to attract, train and retain highly qualified associates to staff corporate positions, existing and new stores and distribution facilities; general economic and financial market conditions, which affect consumer confidence and the spending environment for high ticket items; competition in the retail furniture industry; changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

General

     Haverty Furniture Companies, Inc. (the “Company” or “Havertys”) is a full-service home furnishings retailer. The Company operates 106 showrooms in 14 contiguous southern and central states. Havertys provides its customers with a wide selection of furniture and accessories primarily in the middle to upper-middle price ranges. As an added convenience to its customers, the Company offers financing through a revolving charge credit plan. The Company originated as a family business in 1885 in Atlanta, Georgia. Havertys has been a publicly held company since 1929, incorporated under the laws of the State of Maryland. The Company’s corporate headquarters are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia 30342.

Business Strategy

     The Company serves a target customer in the middle to upper-middle income ranges. Havertys has attracted this discriminating and demanding consumer by focusing on what it believes are the key elements of furniture retailing: stores, merchandise value and selection, product and image oriented advertising, and customer service. The Company has made investments in technology to improve operating efficiencies and investments in new retail stores. Havertys plans to continue to expand into new markets and strengthen its position in its current market areas utilizing existing distribution infrastructure.

Stores

     As of December 31, 2000, the Company operated 106 stores serving 68 cities in 14 states. Havertys has executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores. Accordingly, the number of retail locations has increased by only sixteen since the year ended 1994, but total square footage has increased approximately 51%. The Company opened two newly constructed stores in 2000 which incorporate certain design element refinements. These new stores are in two existing markets. The Company remodeled two former retail furniture stores, opening one in a new market and one as a replacement store. During 2000, the Company also closed two small stores and added its second La-Z-Boy store. Four of the new stores were opened during the fourth quarter of 2000 and the other was opened near the end of the third quarter. The Company opened eight stores during 1999, one store in each of three new markets, three additional store locations in existing markets, and two replacement stores. The Company also closed three stores (including a clearance center) which were not replaced. During 2001, the Company will open a newly constructed store in an existing market, two replacement stores, and remodel and expand an existing location.

Merchandising

     The Company is able to tailor its merchandise presentation to the needs and tastes of the local markets. Havertys offers many well-known brand names of furniture, such as Broyhill, Thomasville, Lane/Action, La-Z-Boy, and Clayton Marcus. The Company prefers to carry multiple lines of furniture in order to offer the consumer broad product choices at good values. These include many key items and groups from well known, quality suppliers who have established somewhat less consumer brand awareness. All five regional managers are included in Havertys’ buying team, and their input allows each store to present a product mix that is roughly 20 to 25 percent regionalized. Each local market manager can select from region specific items that are attractive to consumers in their particular metropolitan area. These managers are also responsible for pricing in their respective markets, with the exception of specific items that are advertised chain-wide. Havertys can therefore be competitively priced in each market while maintaining attractive gross margins.

     The merchandising team develops a broad selection of merchandise for its customers at values targeted to their income levels. Management has avoided utilizing lower, promotional price-driven merchandise favored by many national chains, which management believes gives Havertys a unique position for a large retailer. The Company purchases approximately 63% of its merchandise from ten vendors and believes that adequate merchandise sources are available to the Company. Combined with the movement to regional merchandising and warehousing and the implementation of a centralized information system, the Company has significant purchasing power with its vendors.

     Although it has only an estimated 1% national market share of the highly-fragmented furniture retailing market, Havertys is becoming an important customer to the largest furniture manufacturers due to its consistent track record of profitable, controlled growth and reputable customer service.

     In February 1998, the Company and Furniture Brands International (“Furniture Brands”) announced a strategic alliance whereby the Company would allocate up to 50% of its retail square footage, excluding bedding display, to products supplied by Furniture Brands. Furniture Brands’ lines include widely recognized brands such as Broyhill, Lane, and Thomasville. Because of the alliance, the Company has received increased service support to each of its five regional or metropolitan area distribution centers and is allowed certain priorities in selecting new products.

     During 2000, the Company began selling merchandise that bears the Havertys brand. These items were developed primarily with manufacturers whose names do not carry the same level of customer awareness as Havertys. These products are sold exclusively by the Company in its markets and generally carry a modestly higher gross margin. This better return is useful in offsetting the somewhat lower gross margins typically associated with higher-end merchandise sold under well known manufacturer brands. At the end of 2000, Havertys branded product represented approximately 10% of the Company’s core assortment and it is expected that this will increase to 25% by the end of 2001. This merchandise should assist the Company in protecting its profitability during a severely slowing economy when a more promotional stance might be required.

Revenues

     The following table sets forth the approximate percentage contributions by product or service to the Company’s gross revenues for the past three years:

	Year ended December 31,
	2000	1999	1998
Merchandise:
Living Room Furniture	47.4%	48.0%	48.5%
Bedroom Furniture	23.6	23.9	23.4
Dining Room Furniture	13.0	12.5	11.9
Bedding	7.8	7.4	7.6
Accessories and Other (1)	6.4	5.9	5.6
Credit Service Charges	1.8	2.3	3.0

	100.0%	100.0%	100.0%

(1)	Including delivery charges and product protection.

Distribution

     The Company uses a regional warehouse distribution network to provide central receiving points from vendors and distribution of product to local market warehouses. Havertys has three regional warehouses operating in Charlotte, North Carolina; Jackson, Mississippi; and Ocala, Florida. The regional warehouses serve all of the Company’s local markets except for Dallas, Texas, and Atlanta, Georgia, each of which has a metropolitan area warehouse. The combination of enhanced information systems, just-in-time delivery practices and close coordination with vendors has substantially reduced the need to carry inventory in local market warehouses. Local market area warehouses are primarily used as prepping centers and cross-dock locations for local deliveries.

     The distribution system currently in place will facilitate the implementation of additional distribution improvements. Havertys has implemented EDI and just-in-time delivery systems with its major vendors, and the Company uses a software system which allows management to forecast inventory requirements and reorder merchandise in an efficient manner. During 2000, the Company completed the implementation of a new warehouse management system in its regional warehouses and in the Dallas, Texas and Atlanta, Georgia warehouses. This system is designed to increase productivity and expand the capabilities of the warehouse facilities.

Credit Operations

     As a service to its customers, Havertys offers a revolving charge credit plan with credit limits determined through its on-line credit approval system. Havertys Credit Services, Inc. (“Havertys Credit”), a wholly owned subsidiary of Haverty Furniture Companies, Inc., was formed in 1996 to consolidate this function. Management believes that Havertys gains certain advantages over its primary competitors by controlling credit approval and the quality of customer relations rather than outsourcing these functions. Havertys Credit currently maintains a receivables portfolio of approximately $182 million, before deducting reserves.

     Havertys Credit typically requires a 15% down payment and offers financing over 12 to 48 months, with an average term of 15 months. The standard (non-promotional) credit service charge rate currently ranges from 18% to 21% per annum (except for 10% in Arkansas), but will vary in the future depending on market conditions and state laws. Havertys Credit offers a lower credit service charge rate for individual purchases of over $3,000, and the Company also routinely offers various interest-free periods (typically four to 12 months) as part of promotional campaigns. The financing program chosen most frequently by the Company’s customers is a 12 month, no interest and 12 equal payments promotion which represented approximately 65% of financed 2000 sales. The program, which allows for deferred payment periods of up to 4 months and no interest, accounted for approximately 22% of financed 2000 sales. The Company has not offered payment deferrals beyond six months although many competitor programs include deferrals and free interest for up to 18 months. Management believes that its credit offers are a reasonable response to similar or more aggressive promotions advertised by competitors, which therefore reduced the need to emphasize off-price promotions to stimulate sales. Unlike many of its competitors, Havertys Credit does not charge retroactive interest to customers who do not completely pay off the balance during an interest-free or deferred payment period in part because such periods are not as long as those offered by competitors. The amount financed under the Company’s credit programs as a percent of net sales was 46% in both 2000 and 1999 as customers continued their increased usage of third party credit cards and cash. These combined factors resulted in an average interest yield of approximately 7% for 2000.

Competition

     The retail sale of home furnishings is a highly fragmented and competitive business. The Company believes that the primary elements of competition in its industry are customer service, merchandise (quality, style, selection, price, and display), image and product oriented advertising and store location and design. The degree and source of competition varies by geographic area. The Company competes with numerous individual retail furniture stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards.

     The Company believes it has uniquely positioned itself in the marketplace with merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture store chains. Management believes that this customer segment responds more cautiously to typical discount promotions and focuses on the real value and customer service offered by a retailer. The Company considers its experienced sales personnel and personalized customer service as important factors in its competitive success. Lastly, management believes its ability to make prompt delivery of orders through maintenance of inventory and to tailor the inventory to a store’s local market conditions provides additional competitive advantages. The Company currently ranks among the top five in sales for full-service retail home furnishings store chains in the United States based on available industry data for 1999.

Employees

     As of December 31, 2000, the Company employed approximately 3,869 employees: 3,541 in individual retail store operations, 159 in its corporate offices, 67 in its credit operations and 102 in its regional warehouses. No employee of the Company is a party to any union contract and the Company considers its employee relations to be good.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position with the Company and Other Information
Clarence H. Ridley	58	Chairman of the Board since January 2001; Partner of King & Spalding, Attorneys from 1977 to 2000; Director since April 1979.
Rawson Haverty	80	Chairman Emeritus since January 2001; Chairman of the Board from May 1984 to 2000. Director since April 1947.
John E. Slater, Jr	66	President and Chief Executive Officer since April 1994. Chief Operating Officer from May 1992 to April 1994. Director since April 1983.
Dan C. Bryant	58	Vice President since May 1998 and Controller since May 1985.
Thomas P. Curran	48	Vice President, Advertising and Internet Strategies since May 2000. Vice President, Advertising from May 1987 to May 2000.
Dennis L. Fink	49	Executive Vice President since May 1996 and Chief Financial Officer since May 1993. Senior Vice President from January 1993 to May 1996.
Rawson Haverty, Jr	44	Senior Vice President, Real Estate and Development since May 1998. Vice President, Real Estate and Insurance Division from May 1992 to May 1998.
6

Name	Age	Position with the Company and Other Information
Jenny Hill Parker	42	Treasurer since June 1998 and Corporate Secretary since July 1997. Vice President, Finance since August 1996 and financial officer from July 1994 to August 1996.
Clarence H. Smith	50	Chief Operating Officer since May 2000.
   Senior Vice President and General
   Manager, Stores, from May 1996 to May
   2000. Vice President, Operations and
   Development, from May 1994 to May 1996.
   Director since April 1989.

M. Tony Wilkerson	55	Senior Vice President, Marketing since May 1994. Director since May 1999.

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

     The Company’s executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. These leased facilities contain approximately 45,000 square feet of office space on two floors of a mid-rise office building. Havertys Credit Services, Inc., a subsidiary, leases 15,000 square feet of office space in Chattanooga, Tennessee.

     The following table sets forth information concerning the operating facilities of the Company as of December 31, 2000.

	Retail Locations (c)	Market Area Warehouses	Regional Warehouses
Owned (a)	53	10	3
Leased (b)	53	15	0

Total	106	25	3

(a)	Includes capital leases on 9 facilities and four retail stores built on sites under land leases.

(b)	The leases have various termination dates through 2018 plus renewal options.

(c)	Of the retail locations, 26 have attached warehouse space.

	2000	1999	1998
Retail square footage at December 31 (in thousands)	3,557	3,419	3,295
% Change in retail square footage	4.0%	3.8%	4.0%
Annual net sales per weighted average square foot	$199	$188	$167

     For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report under Item 7 of Part II.

ITEM 3.	LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its properties is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2000. 8

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the heading “Market Prices and Dividend Information” on page 38 of the Company’s annual report to stockholders for the year ended December 31, 2000, is incorporated herein by reference in response to this item.

ITEM 6.	SELECTED FINANCIAL DATA

Selected 5-Year Financial Data on page 23 of the Company’s annual report to stockholders for the year ended December 31, 2000, is incorporated herein by reference in response to this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 22 of the Company’s annual report to stockholders for the year ended December 31, 2000, is incorporated herein by reference in response to this item.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 22, and contained in Note 7 — Long-Term Debt and Capital Lease Obligations on pages 30 and 31 of the Company’s annual report to stockholders for the year ended December 31, 2000, is incorporated herein by reference in response to this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of the independent auditors and the financial statements on pages 24 through 37 of the Company’s annual report to stockholders for the year ended December 31, 2000, are incorporated herein by reference.

     Selected Quarterly Financial Data on page 36 of the Company’s annual report to stockholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors of the Company contained on pages 8 through 11 of the Company’s proxy statement for the 2001 annual meeting of stockholders, dated March 23, 2001, is incorporated herein by reference. Information relating to executive officers of the Company is included in this report under Item 1 of Part I.

ITEM 11.	EXECUTIVE COMPENSATION

     The information relating to executive compensation contained on pages 15 through 24 of the Company’s proxy statement for the 2001 annual meeting of stockholders, dated March 23, 2001, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners contained on pages 5 through 7 of the Company’s proxy statement for the 2001 annual meeting of stockholders, dated March 23, 2001, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions contained on page 21 of the Company’s proxy statement for the 2001 annual meeting of stockholders, dated March 23, 2001, is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following exhibits, financial statements and financial statement schedule are filed as a part of this report:

(a)(1) and (2).	LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Haverty Furniture Companies, Inc., included in the annual report of the registrant to its stockholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Income - Fiscal Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity - Fiscal Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows - Fiscal Years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

The following financial statement schedule of Haverty Furniture Companies, Inc. is included in Item 14(d):

Schedule II — Valuation and Qualifying Accounts

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

11

Exhibit Number	Description of Exhibit

*3.1	—	Articles of Incorporation of Haverty Furniture Companies, Inc. as amended and restated on March 6, 1973, and amended on April 24, 1979, and as amended on April 24, 1985. (10-Q for the quarter ended June 30, 1985)

*3.1.1	—	Articles of Incorporation of Haverty Furniture Companies, Inc. as amended on April 25,1986. (10-Q for the quarter ended March 31, 1986)

*3.1.2	—	Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc. as amended on April 28, 1989. (10-Q for the quarter ended June 30, 1989)

*3.1.3	—	Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc. as amended on April 28, 1995. (10-K for the year ended December 31, 1996)

3.2	—	Amended and Restated By-Laws of Haverty Furniture Companies, Inc. as amended on February 23, 2001.

*4.1	—	Note Agreement between Haverty Furniture Companies, Inc. and The Prudential Purchasers (The Prudential Insurance Company of America) c/o Prudential Capital Group, dated December 29, 1993. (10-K for the year ended December 31, 1993)

*4.1.1	—	First Amendment to Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc. and The Prudential Insurance Company of America. (10-K for the year ended December 31, 1994)

*4.1.2	—	Second Amendment to Note Agreement dated July 19, 1996, between Haverty Furniture Companies, Inc. and The Prudential Insurance Company of America, as previously amended. (10-K for the year ended December 31, 1996)

*4.2	—	Credit Agreements dated March 31, 1998, among Haverty Furniture Companies, Inc., Havertys Credit Services, Inc. and the Lenders Listed Therein, Agented by SunTrust Bank, Atlanta. (10-Q for the quarter ended March 31, 1998)

No	—	other instrument authorizes long-term debt securities in an amount in excess of ten percent (10%) of the total assets of the Company. The Company agrees to furnish copies of instruments and agreement authorizing long-term debts of less than ten percent (10%) of its total assets to the Commission upon request.

*10.1	—	Second Amendment and Restatement of Directors' Deferred Compensation Plan. (10-Q for the quarter ended June 30, 1996, Exhibit 10.1.2)

*10.2	—	Supplemental Executive Retirement Plan, effective January 1, 1983. (10-K for the year ended December 31, 1984, Exhibit 10.3)

*10.3	—	Thrift Plan and Trust, as amended and restated, effective January 1, 1987. (Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-44285)

*10.3.1	—	Amendment No. One to Thrift Plan and Trust, as previously amended and restated, effective July 1, 1994. (10-K for the year ended December 31, 1996)

*10.3.2	—	Amendment No. Two to Thrift Plan and Trust, as previously amended and restated, effective January 1, 1989. (10-K for the year ended December 31, 1996)

12

Exhibit Number	Description of Exhibit

*10.3.3	—	Amendment No. Three to Thrift Plan and Trust, as previously amended and restated, effective January 1, 1997. (10-K for the year ended December 31, 1996)

*10.4	—	1986 Non-Qualified Stock Option Plan. (10-K for the year ended December 31, 1987, Exhibit 10.7)

*10.5	—	1988 Incentive Stock Option Plan, as amended. (Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-53609)

*10.6	—	1988 Non-Qualified Stock Option Plan. (10-Q for the quarter ended June 30, 1989, Exhibit 10.2)

*10.6.1	—	Amendment Number One to 1988 Non-Qualified Stock Option Plan. (Registration Statement on Form S-2, File No. 33-59400, Exhibit 10.9.1)

*10.7	—	Haverty Furniture Companies, Inc. Employee Stock Purchase Plan, as amended and restated as of February 7, 1995. (10-K for the year ended December 31, 1994)

*10.8	—	Deferred Compensation Agreement between Haverty Furniture Companies, Inc. and Rawson Haverty, Sr., dated December 21, 1992. (10-K for the year ended December 31, 1993, Exhibit 10.9)

*10.9	—	1993 Non-Qualified Stock Option Plan. (Registration Statement on Form S-8, File No. 33-53607, Exhibit 5.1)

*10.10	—	Supplemental Executive Retirement Plan, effective January 1, 1996. (10-K for the year ended December 31, 1995)

*10.11	—	Directors' Compensation Plan as of April 26, 1996. (10-Q for quarter ended June 30, 1996, Exhibit 10.11)

*10.12	—	Form of Agreement dated January 1, 1997, Regarding change in Control with the following Names Executive Officers: John E. Slater, Jr., Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson. (10-K for the year ended December 31, 1996)

*10.13	—	Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee directors: Rawson Haverty, Jr. (a Named Executive Officer) and Fred J. Bates. (10-K for the year ended December 31, 1996)

*10.14	—	Haverty Furniture Companies, Inc. 1998 Stock Option Plan, effective as of December 18, 1997. (Registration Statement on Form S-8, File No. 333-53215, Exhibit 10.1)

*10.15	—	Haverty Furniture Companies, Inc. Top Hat Mutual Fund Option Plan, effective as of January 15, 1999. (10-K for the year ended December 31, 1999)

13.1	—	Annual Report to Stockholders for the year ended December 31, 2000.

13

Exhibit Number	Description of Exhibit

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Ernst & Young LLP.

*	Incorporated by reference.

No reports on Form 8-K were filed during the quarter ended December 31, 2000.
Exhibits –The response to this portion of Item 14 is as submitted in Item 14(a)(3).
Financial Statement Schedules –The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.
Dated: March 23, 2001	By: /s/ JOHN E. SLATER, JR. ————————————————
John E. Slater, Jr. President and Chief Executive Officer (Principal Executive Officer)

Dated: March 23, 2001	By: /s/ DENNIS L. FINK ————————————————
Dennis L. Fink Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 23, 2001	By: /s/ DAN C. BRYANT ————————————————
Dan C. Bryant Vice President, Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated. 14

Signature	Title	Date

/s/	CLARENCE H. RIDLEY —————————— Clarence H. Ridley	Chairman of the Board	March 23, 2001

/s/	RAWSON HAVERTY —————————— Rawson Haverty	Chairman, Emeritus	March 23, 2001

/s/	JOHN E. SLATER, JR. —————————— John E. Slater, Jr.	President and Chief Executive Officer, Director	March 23, 2001

/s/	FRED J. BATES —————————— Fred J. Bates	Regional Manager and Director	March 23, 2001

/s/	JOHN T. GLOVER —————————— John T. Glover	Director	March 23, 2001

/s/	L. PHILLIP HUMANN —————————— L. Phillip Humann	Director	March 23, 2001

/s/	LYNN H. JOHNSTON —————————— Lynn H. Johnston	Director	March 23, 2001

/s/	MYLLE B. MANGUM —————————— Mylle B. Mangum	Director	March 23, 2001

/s/	FRANK S. McGAUGHEY, III —————————— Frank S. Mcgaughey, III	Director	March 23, 2001

15

Signature	Title	Date

/s/	CLARENCE H. SMITH —————————— Clarence H. Smith	Chief Operating Officer and Director	March 23, 2001

/s/	M. TONY WILKERSON —————————— M. Tony Wilkerson	Senior Vice President and Director	March 23, 2001

/s/	ROBERT R. WOODSON —————————— Robert R. Woodson	Director	March 23, 2001

16

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES (In thousands)

Column A	Column B	Column C-1	Column C-2	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Other (1)	Deductions- describe (2)	Balance at end of period
Year ended December 31,
2000:
Allowance for doubtful accounts	$7,000	$3,396	—	$3,646	$6,750

Year ended December 31, 1999:
Allowance for doubtful accounts	$8,300	$4,125	$(800)	$4,625	$7,000

Year ended December 31, 1998:
Allowance for doubtful accounts	$8,500	$6,456	—	$6,656	$8,300

(1)	The amount in 1999 relates to amounts for potential sales returns reclassified to accrued sales returns and allowances.

(2)	Uncollectible accounts written off, net of recoveries and the disposal value of repossessions.

F-1