Form 10-Q
period 2001-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2001-05-15
CIK 216085

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

    |_|        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

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

     Yes [X]   No [__]


     The number of shares outstanding of the registrant's two classes of $1 par value common stock as of April 30, 2001 were: Common Stock - 16,180,136; Class A Common Stock - 4,742,614.

                       HAVERTY FURNITURE COMPANIES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information:

         Condensed Consolidated Balance Sheets -
            March 31, 2001 and December 31, 2000                           1

         Condensed Consolidated Statements of Income -
            Three months ended March 31, 2001 and 2000                     3

         Condensed Consolidated Statements of
            Stockholders' Equity - Three months ended March 31, 2001       4

         Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 2001 and 2000                     5

         Notes to Condensed Consolidated Financial Statements              6

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8

         Quantitative and Qualitative Disclosure about Market Risk        11

Part II. Other Information                                                12

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            March 31          December 31
                                                              2001                2000
                                                          ------------        ------------
ASSETS

Current Assets
   Cash and cash equivalents                              $      1,397        $      3,256

   Accounts receivable                                         172,035             182,466
   Less allowance for doubtful accounts                         (6,750)             (6,750)
                                                          ------------        ------------

                                                               165,285             175,716

   Inventories, at LIFO                                        110,079             109,068

   Other current assets                                          9,983               7,952
                                                          ------------        ------------

                                 Total Current Assets          286,744             295,992

Property and equipment                                         256,709             249,868
Less accumulated depreciation and amortization                (109,118)           (105,343)
                                                          ------------        ------------
                                                               147,590             144,525

Other assets                                                     8,004               7,646
                                                          ------------        ------------

                                                          $    442,338        $    448,163
                                                          ============        ============

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                      March 31            December 31
                                                                        2001                 2000
                                                                    ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                           $     29,400         $      3,600
   Accounts payable and accrued expenses                                  64,684               80,791
   Current portion of long-term debt and
     capital lease obligations                                            10,664               11,129
                                                                    ------------         ------------

                                     Total Current Liabilities           104,748               95,520

      Long-term debt and capital lease obligations,
         less current portion                                            151,091              170,369

      Other liabilities                                                    3,422                2,899

Stockholders' Equity
     Capital stock, par value $1 per share:
       Preferred Stock, Authorized: 1,000 shares;
         Issued:  None
       Common Stock, Authorized:  50,000 shares;
         Issued: 2001 -- 22,076 Shares;
         2000 -- 21,958 shares (including shares
         in treasury:  2001 and 2000 --  5,939                            22,076               21,958
       Convertible Class A Common Stock, Authorized:
         15,000 shares; Issued: 2001 -- 5,267 shares;
         2000 -- 5,276 shares  (including shares
         in treasury:  2001 and 2000 -- 522)                               5,267                5,276
       Additional paid-in capital                                         34,283               33,594
       Retained earnings                                                 180,002              176,774
       Accumulated other comprehensive (loss)                               (324)                  --
                                                                    ------------         ------------

                                                                         241,304              237,602

       Less cost of Common Stock and
         Convertible Class A Common Stock in treasury                    (58,227)             (58,227)
                                                                    ------------         ------------

                                                                         183,077              179,375
                                                                    ------------         ------------

                                                                    $    442,338         $    448,163
                                                                    ============         ============

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                          Three Months Ended
                                                                                March 31
                                                                         ---------------------
                                                                            2001        2000
                                                                         ---------   ---------
Net sales                                                                $ 167,599   $ 163,741
Cost of goods sold                                                          88,108      85,113
                                                                         ---------   ---------
   Gross profit                                                             79,491      78,628
Credit service charges                                                       3,053       3,370
                                                                         ---------   ---------
     Gross profit and other revenue                                         82,544      81,998

Expenses:
   Selling, general and administrative                                      71,495      68,016
   Interest                                                                  3,164       2,865
   Provision for doubtful accounts                                           1,011         933
   Other expense (income), net                                                  62         (66)
                                                                         ---------   ---------
                                                                            75,732      71,748
                                                                         ---------   ---------
   Income before income taxes and cumulative effect of
     a change in accounting principle                                        6,812      10,250
Income taxes                                                                 2,505       3,741
                                                                         ---------   ---------
   Income before cumulative effect of a change in
     accounting principle                                                    4,307       6,509
Cumulative effect on prior years (to December 31, 1999)
     of changing to a different revenue recognition method                      --      (3,356)
                                                                         ---------   ---------
Net income                                                               $   4,307   $   3,153
                                                                         =========   =========

Weighted average shares - basic                                             20,807      21,097
Weighted average shares - assuming dilution                                 21,344      21,529
Basic earnings per share:
   Income before cumulative effect of a change in accounting principle   $    0.21   $    0.31
   Cumulative effect on prior years (to December 31, 1999)
      of changing to a different revenue recognition method                     --       (0.15)
                                                                         ---------   ---------
   Net income                                                            $    0.21   $    0.16
                                                                         =========   =========
Diluted earnings per share:
   Income before cumulative effect of a change in accounting principle   $    0.20   $    0.30
   Cumulative effect on prior years (to December 31, 1999)
      of changing to a different revenue recognition method                     --       (0.15)
                                                                         ---------   ---------
   Net income                                                            $    0.20   $    0.15
                                                                         =========   =========
Cash dividends per common share:
   Common Stock                                                          $  0.0525   $  0.0500
   Class A Common Stock                                                  $  0.0500   $  0.0475

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC., AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Class A
                                           Common     Common                               Accumulated
                                           Stock      Stock        Additional                 Other
                                          ($1 Par     ($1 Par       Paid-in     Retained   Comprehensive  Treasury
(In thousands, except per share data)       Value)     Value)       Capital     Earnings   Income (Loss)   Stock         Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              $  21,958   $   5,276    $  33,594   $ 176,774    $      --    $ (58,227)   $ 179,375
    Net income                                   --          --           --       4,307           --           --        4,307
    Cumulative effect of a change in
      accounting for derivative
      financial instruments, net of
      applicable income tax liability
      of $30                                     --          --           --          --           53           --           53
    Change in fair value of derivative,
      net of applicable income tax
      asset of $218                              --          --           --          --         (377)          --         (377)
    Cash dividends on Common Stock               --          --           --      (1,079)          --           --       (1,079)
    Conversion of Class A Common Stock            9          (9)          --          --           --           --           --
    Stock option transactions, net              109          --          689          --           --           --          798
-------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001                 $  22,076   $   5,267    $  34,283   $ 180,002    $    (324)   $ (58,227)   $ 183,077

===============================================================================================================================

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Three Months Ended March 31
                                                                 ----------------------------
                                                                   2001                2000
                                                                 --------            --------

Operating Activities
     Net income                                                  $  4,307            $  3,153
     Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
         Cumulative effect of a change in accounting principle         --               3,356
         Depreciation and amortization                              4,095               3,921
         Provision for doubtful accounts                            1,011                 933
         Deferred income taxes                                       (512)                 --
         Loss (gain) on sale of property and equipment                 26                  40
                                                                 --------            --------
                                           Subtotal                 8,927              11,403

         Changes in operating assets and liabilities:
           Accounts receivable                                      9,420               6,435
           Inventories                                             (1,011)            (12,682)
           Other current assets                                    (2,031)             (2,255)
           Accounts payable and accrued expenses                  (16,107)                266
                                                                 --------            --------

           Net cash (used in) provided by operating activities       (802)              3,167
                                                                 --------            --------

Investing Activities
     Purchases of property and equipment                           (7,202)             (7,513)
     Proceeds from sale of property and equipment                      17               1,549
     Other investing activities                                      (170)                719
                                                                 --------            --------

                         Net cash used in investing activities     (7,355)             (5,245)
                                                                 --------            --------

Financing Activities
     Net increase in revolving credit agreement                     8,100              14,400
     Payments on long-term debt and capital lease obligations      (2,043)             (2,237)
     Dividends paid                                                (1,079)             (1,033)
     Other financing activities                                       523                  26
     Exercise of stock options                                        798                 609
     Purchase of treasury stock                                        --              (9,663)
                                                                 --------            --------

                     Net cash provided by financing activities      6,299               2,102
                                                                 --------            --------

(Decrease) increase in cash and cash equivalents                   (1,859)                 24

Cash and cash equivalents at beginning of period                    3,256               1,762
                                                                 --------            --------

Cash and cash equivalents at end of period                       $  1,397            $  1,786
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

NOTE B - Changes in Accounting Principles

Effective on January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Statement No. 138. The new standards require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. As of January 1, 2001, the only derivative financial instrument held by the Company was a cash flow hedge interest rate swap agreement. Upon adoption of the new standards, the Company recognized an after-tax transition adjustment of $53,000, reflected in the accumulated other comprehensive (loss) income component of shareholders' equity as of that date. Changes in fair value of the derivative are recognized periodically in other comprehensive income. The effects of the adoption of the new standards did not significantly affect the Company's results of operations, its financial position, or its cash flows.

The interest-rate swap agreement effectively converts a portion of the Company's floating rate debt to a fixed-rate basis over the next two years, thus reducing the impact of interest rate changes on future interest expense. Approximately $30 million of the Company's outstanding short-term debt was designated as the hedged item to the interest-rate swap agreement at March 31, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin provides guidance on revenue recognition matters and, in accordance therewith, the Company changed its method of recognizing sales effective January 1, 2000. Under the new method, revenue from merchandise sales is recognized upon delivery to the customer. Previously, the Company recognized revenue for sales of merchandise when certain criteria were met, such as receipt of full payment, credit approval for charge sales and merchandise in stock. These conditions were typically met at the point of sale. The Company changed its method of revenue recognition on January 1, 2000. Accordingly, it is impractical to determine income utilizing the billed method for the first quarter of 2000. Revenues recognized in the first quarter of 2000 that were included in undelivered sales at December 31, 1999, aggregated approximately $19,000,000. The cumulative effect of the accounting change decreased net income by $3,356,000 and was recorded in the three-month period ended March 31, 2000.

NOTE C - Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

management's estimates of expected year-end inventory levels and costs. Since these are affected by factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in the Company's forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); conditions affecting the availability and affordability of retail real estate sites; the ability to attract, train and retain highly qualified associates to staff corporate positions, existing and new stores and distribution facilities; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

CHANGES IN ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities which was amended by FASB Statement No. 138. The Statements require the Company to recognize all derivatives on the balance sheet at fair value and to establish criteria for designation and effectiveness of hedging relationships. The Company's only derivative instrument is an interest rate swap agreement and the changes in its fair value are recognized in other comprehensive income. The adoption of Statement Nos. 133 and 138 on January 1, 2001, resulted in an after-tax adjustment of $53,000 in other comprehensive income.

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

RESULTS OF OPERATIONS

Net sales for the first quarter of 2001 increased 2.4% to $167.6 million compared to sales of $163.7 million for the first quarter of 2000. Comparable-store sales, which were negatively impacted by the general economic slowing and the opening of new locations in existing markets, decreased 3% for the quarter. A store's results are included in the comparable-store sales computation beginning with the one-year anniversary of its opening, expansion, or the date when it was otherwise non-comparable. Management believes that the slowdown in the sales pace has

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

been caused by a general softness in the economy coupled with greater reluctance by consumers to spend discretionary sums as their stock market wealth declined and as concerns arise over the sharp increase in corporate layoff announcements. The Federal Reserve interest rate reductions thus far in the year and additional anticipated cuts are expected to help contain the recessionary performance to a limited number of industries. In the opinion of Management, the residential furniture industry entered a recession in early 2001 which is continuing into the second quarter. Although the duration of the industry downturn cannot be accurately predicted, the strong housing sales thus far in 2001 and the brisk level of home mortgage refinancings are typically positive influences on a recovery in the spending on residential furniture. This is, however, dependent on the return of a greater degree of overall consumer confidence.

Gross profit, as a percent of sales, was 47.4% for the first three months of 2001 compared to 48.0% for the comparable period of 2000. Although lower than the prior year period, gross margins were comparable to more recent periods and the overall gross margin for 2000.

First quarter credit service charge revenues decreased to 1.8% of net sales from 2.1% in the prior year period. This reduction is due to lower average outstanding accounts receivable and to a shift toward more customer usage of the "12 month no interest with 12 equal payments" promotion rather than deferred-payment promotions.

Selling, general and administrative expenses, as a percent of net sales, increased to 42.7% for the three months ended March 31, 2001 from 41.5% in the prior year period. Additional occupancy expenses accounted for the majority of the increase. Operating costs of five new stores opened in late 2000 and one in early 2001 were only partially offset by reduced expenses from the closure of two small stores. Additionally, utility costs were higher in general for most Company locations. Advertising expenses were modestly higher as a percent of sales due to the lower than expected sales volume. Management is attempting to contain or reduce overhead costs where possible.

The provision for doubtful accounts, as a percent of net sales, was 0.6% for the first quarter of 2001 which was unchanged from the first quarter of 2000. Management expects that the slowing economic environment is likely to require that the provision be higher for the remainder of 2001 than for the same period in 2000.

Interest expense increased $0.3 million and, as a percent of net sales, to 1.9% for the first quarter from 1.8% in the prior year period. This increase, as compared to the year-ago period, is due to a 15.9% increase in the Company's average debt level, but was partially offset by a reduction in the effective interest rate by 16 basis points.

Income before the cumulative effect of an accounting change, as a percent of sales, was 2.6% for the first quarter of 2001 and 4.0% for the first quarter of 2000. Diluted earnings per share before the cumulative effect of an accounting change were $0.20 and $0.30, for the three months ended March 31, 2001, and 2000, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash used in operating activities was $0.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

million during the first three months of 2001. Inventory during the first quarter increased only .9%, a lower rate than sales. Accounts receivable during the first quarter decreased on a slightly faster pace than in the prior year. Accounts payable decreased during the first quarter since purchases were reduced in reaction to slower sales.

Investing activities used $7.4 million of cash during the three months ended March 31, 2001. Capital expenditures during the period were $7.2 million for new store construction and renovations, some of which will be completed later in the year.

Financing activities provided $6.3 million of cash during the first quarter of 2001, including $8.1 million in increased borrowings under the Company's revolving credit facilities. Financing activities also included the use of $2.0 million for the repayment of long-term debt.

The Company has two five-year revolving credit facilities totaling $105 million. These facilities, which expire in 2003, were syndicated with five commercial banks and provide a multi-year commitment for the Company's capital requirements. At March 31, 2001, borrowings under the revolving credit facilities were $79.4 million ($25.6 million unused) of which $75 million was classified as long-term debt. Borrowings under these agreements are unsecured and accrue interest at competitive money-market rates. The Company also has a $25 million short-term loan due January 2002 which is secured by accounts receivable and accrues interest at competitive rates.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure as determined by the interest rate environment with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (46.0% of total debt was fixed or interest rate protected as of March 31, 2001). The Company's average effective interest rate on all borrowings (excluding capital leases) was 6.2% at March 31, 2001.

Capital expenditures for 2001 are presently expected to include the construction of a new store in an existing market; the purchase and remodeling of one replacement store; improvements to a leased replacement store; the remodeling and expansion of one store location; purchase of land for the expansion of regional warehouse facilities; and the purchase of various information systems equipment and software. The preliminary estimate of capital expenditures in 2001 is approximately $23 million. Funds available from operations, bank lines of credit and other possible financing transactions such as asset securitizations are expected to be adequate to finance the Company's planned expenditures.

SEASONALITY

Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes with respect to the Company's derivative financial instruments and other financial instruments and its related market risk since the date of the most recent annual report.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibit listed below is incorporated by reference into this report.

         Exhibit
         Number         -- Description of Exhibit
         10.12          -- Form of Agreement regarding Change in Control with
                           the following Executive Officer: Clarence H. Ridley (executed February 23, 2001) (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit No. 10.12)

     (b) Report on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                    HAVERTY FURNITURE COMPANIES, INC.
                                              (Registrant)

Date      May 14, 2001              By:    /s/ Dennis L. Fink
        ----------------                   ---------------------------------
                                           Dennis L. Fink,
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)

                                    By:    /s/ Dan C. Bryant
                                           ---------------------------------
                                           Dan C. Bryant,
                                           Vice President and Controller
                                           (principal accounting officer)

                                    By:    /s/ Jenny H. Parker
                                           ---------------------------------
                                           Jenny H. Parker,
                                           Vice President,
                                           Secretary and Treasurer