Form 10-Q
period 2001-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2001-08-06
CIK 216085

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-14445

HAVERTY FURNITURE COMPANIES, INC. (Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	58-0281900 (I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800, Atlanta, Georgia (Address of principal executive offices)	30342 (Zip Code)

Registrant’s telephone number, including area code: (404) 443-2900

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

Yes _X_     No ___

     The number of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 24, 2001 were: Common Stock – 16,270,162, Class A Common Stock – 4,738,314.

H A V E R T Y    F U R N I T U R E    C O M P A N I E S,    I N C.

I N D E X

PART 1. FINANCIAL INFORMATION

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30	December 31
	2001	2000
ASSETS

Current Assets
Cash and cash equivalents	$ 1,129	$ 3,256

Accounts receivable	162,262	182,466
Less allowance for doubtful accounts	(6,750)	(6,750)

	155,512	175,716

Inventories, at LIFO	109,512	109.068

Other current assets	9,828	7,952

Total Current Assets	275,981	295,992

Property and equipment	260,032	249,868
Less accumulated depreciation and amortization	(111,001)	(105,343)

	149,031	144,525

Other assets	7,737	7,646

	$ 432,749	$ 448,163

1

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30	December 31
	2001	2000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable to banks	$ 30,200	$ 3,600
Accounts payable and accrued expenses	62,861	80,791
Current portion of long-term debt and
capital lease obligations	11,104	11,129

Total Current Liabilities	104,165	95,520

Long-term debt and capital lease obligations,
less current portion	139,893	170,369

Other liabilities	3,469	2,899

Stockholders’ Equity
Capital stock, par value $1 per share —
Preferred Stock, Authorized: 1,000 shares;
Issued: None
Common Stock, Authorized:
50,000 shares; Issued: 2001 — 22,193;
2000 — 21,958 shares (including shares in treasury:
2001 and 2000 — 5,935 and 5,939, respectively)	22,193	21,958
Convertible Class A Common Stock, Authorized:
15,000 shares; Issued: 2001 — 5,262 shares;
2000 — 5,276 shares (including shares in
treasury: 2001 and 2000 — 522)	5,262	5,276
Additional paid-in capital	34,805	33,594
Retained earnings	181,476	176,774
Accumulated other comprehensive income (loss)	(324)	—

	243,412	237,602

Less cost of Common Stock and
Convertible Class A Common Stock in treasury	(58,190)	(58,227)

	185,222	179,375

	$ 432,749	$ 448,163

See notes to condensed consolidated financial statements. 2

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)

	Quarter Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net sales	$ 152,116	$164,413	$ 319,715	$328,154
Cost of goods sold	79,855	86,943	167,963	172,056

Gross profit	72,261	77,470	151,752	156,098

Credit service charges	2,834	3,194	5,888	6,564

Gross profit and other revenue	75,095	80,664	157,640	162,662

Expenses:
Selling, general and administrative	67,373	67,509	138,868	135,525
Interest	2,761	3,061	5,925	5,926
Provision for doubtful accounts	968	888	1,979	1,821
Other (income) expense, net	(65)	99	(2)	33

	71,037	71,557	146,770	143,305

Income before income taxes and
cumulative effect of a change in
accounting principle	4,058	9,107	10,870	19,357

Income taxes	1,495	3,324	4,000	7,065

Income before cumulative effect of a
change in accounting principle	2,563	5,783	6,870	12,292

Cumulative effect on prior years
(to December 31, 1999) of changing to
a different revenue recognition method	—	—	—	3,356

Net income	$ 2,563	$ 5,783	$ 6,870	$ 8,936

See notes to condensed consolidated financial statements. 3

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Quarter Ended		Six Months Ended
	June 30		June 30

Weighted average common shares	20,936	20,522	20,872	20,725
Weighted average diluted common shares	21,460	20,961	21,402	21,161

Basic earnings per common share:
Income before cumulative effect of a
change in accounting principle	$ 0.12	$ 0.28	$ 0.33	$ 0.59
Cumulative effect on prior years
(to December 31, 1999) of changing to
a different revenue recognition method	—	—	—	(0.16)

Net income	$ 0.12	$ 0.28	$ 0.33	$ 0.43

Diluted earnings per common share:
Income before cumulative effect of a
change in accounting principle	$ 0.12	$ 0.28	$ 0.32	$ 0.58
Cumulative effect on prior years
(to December 31, 1999) of changing to
a different revenue recognition method	—	—	—	(0.16)

Net income	$ 0.12	$ 0.28	$ 0.32	$ 0.42

Cash dividends per common share:
Common Stock	$ 0.0525	$ 0.0500	$ 0.105	$ 0.100
Class A Common Stock	$ 0.0500	$ 0.0475	$ 0.100	$ 0.095

See notes to condensed consolidated financial statements. 4

HAVERTY FURNITURE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)	Common Stock ($1 Par Value)	Class A Common Stock ($1 Par Value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2000	$21,958	$ 5,276	$33,594	$ 176,774	$ —	$(58,227)	$ 179,375
Net income	—	—	—	6,870	—	—	6,870
Cumulative effect of a change in accounting for derivative financial instruments, net of applicable income tax liability of $30	—	—	—	—	53	—	53
Change in fair value of derivative, net of applicable income tax asset of $218	—	—	—	—	(377)	—	(377)
Cash dividends on Common Stock	—	—	—	(2,168)	—	—	(2,168)
Conversion of Class A Common Stock	14	(14)	—	—	—	—	—
Stock option and other transactions, net	221	—	1,211	—	—	37	1,469

Balance at June 30, 2001	$22,193	$ 5,262	$34,805	$ 181,476	$(324)	$(58,190)	$ 185,222

See notes to condensed consolidated financial statements. 5

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Six Months Ended June 30
	2001	2000
Operating Activities
Net income	$ 6,870	$ 8,936
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of a change in accounting principle	—	3,356
Depreciation and amortization	8,138	7,909
Provision for doubtful accounts	1,979	1,821
Deferred income taxes	(512)	1,170
Gain on sale of property and equipment	(43)	(1,736)

Subtotal	16,432	21,456
Changes in operating assets and liabilities:
Accounts receivable	18,225	7,936
Inventories	(444)	(13,848)
Other current assets	(1,876)	(1,521)
Accounts payable and accrued expenses	(17,930)	(12,318)

Net cash provided by operating activities	14,407	1,705

Investing Activities
Purchases of property and equipment	(13,068)	(16,397)
Proceeds from sale of property and equipment	468	4,540
Other investing activities	97	83

Net cash used in investing activities	(12,503)	(11,774)

Financing Activities
Net increase in revolving credit agreement	1,700	29,800
Payments on long-term debt and capital lease obligations	(5,601)	(7,353)
Purchase of treasury stock	—	(11,646)
Exercise of stock options	1,432	637
Dividends paid	(2,168)	(2,053)
Other financing activities	607	108

Net cash (used in) provided by financing activities	(4,030)	9,493

Decrease in cash and cash equivalents	(2,127)	(576)
Cash and cash equivalents at beginning of period	3,256	1,762

Cash and cash equivalents at end of period	$ 1,129	$ 1,186

See notes to condensed consolidated financial statements. 6

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —Basis of Presentation

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

NOTE B –Changes in Accounting Principles

Effective on January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FASB Statement No. 138. The new standards require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. As of January 1, 2001, the only derivative financial instrument held by the Company was a cash flow hedge interest rate swap agreement. Upon adoption of the new standards, the Company recognized an after-tax transition adjustment of $53,000, reflected in the accumulated other comprehensive (loss) income component of shareholders’ equity as of that date. Changes in fair value of the derivative are recognized periodically in other comprehensive income. The effects of the adoption of the new standards did not significantly affect the Company’s results of operations, its financial position, or its cash flows.

The interest-rate swap agreement effectively converts a portion of the Company’s floating rate debt to a fixed-rate basis over the next two years, thus reducing the impact of interest rate changes on future interest expense. Approximately $30 million of the Company’s outstanding short-term debt was designated as the hedged item to the interest-rate swap agreement at June 30, 2001.

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

NOTE C —Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at  that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Since these are affected by factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause the Company’s actual results to differ materially from the anticipated results described in the Company’s forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); conditions affecting the availability and affordability of retail real estate sites; the ability to attract, train and retain highly qualified associates to staff corporate positions, existing and new stores and distribution facilities; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

CHANGES IN ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities which was amended by FASB Statement No. 138. The Statements require the Company to recognize all derivatives on the balance sheet at fair value and to establish criteria for designation and effectiveness of hedging relationships. The Company’s only derivative instrument is an interest rate swap agreement and the changes in its fair value are recognized in other comprehensive income. The adoption of Statement Nos. 133 and 138 on January 1, 2001, resulted in an after-tax adjustment of $53,000 in other comprehensive income.

The Company changed its accounting method for recognizing revenue on January 1, 2000, and is now recording merchandise sales upon delivery to the customer. Historically, sales were recognized and “billed” prior to delivery when certain criteria were met, such as receipt of full payment, credit approval for charge sales and merchandise in stock. The change is consistent with new guidance on revenue recognition provided by the Securities  and  Exchange  Commission  Staff  Accounting  Bulletin No.  101 — Revenue Recognition  in  Financial Statements. The implementation of this change was accounted for as a change in accounting principle and applied cumulatively as if the change occurred at January 1, 2000.

RESULTS OF OPERATIONS

Net sales for the second quarter and six months ended June 30, 2001, decreased 7.5% and 2.6% over the same periods for 2000, respectively. Comparable-store sales, which were negatively impacted by the general economic slowing and the opening of new locations in existing markets, decreased 12.2% and 7.6% for the second quarter and six month period,  respectively. A store’s  results  are  included  in  the  comparable-store sales  computation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

beginning with the one-year anniversary of its opening, expansion, or the date when it was otherwise non-comparable. Management  believes  that  the  decrease in sales has been caused by a general softness in the economy coupled with greater reluctance by consumers to spend discretionary sums as their stock market wealth has declined and as concerns arise over the sharp increase in corporate layoff announcements. The Federal Reserve interest rate reductions during the year and possible additional cuts are expected to help spur an economic recovery. In the opinion of Management, the residential furniture industry entered a recession in early 2001 which is continuing into the third quarter. Although the duration of the industry downturn cannot be predicted with certainty, strong housing sales thus far in 2001 and the brisk level of home mortgage refinancings are typically positive influences on a recovery in the spending on residential  furniture. This is, however, dependent on the return of a greater degree of overall consumer confidence.

Gross profit, as a percent of sales, was 47.5% for the second quarter of 2001 compared to 47.1% for the comparable period of 2000 and 47.5% compared to 47.6% for the six months ended June 30, 2001 and 2000, respectively.  Gross margins have been relatively consistent in recent periods and comparable to the overall gross margin for the full year 2000.

Second quarter credit service charge revenues were 1.9% of net sales, unchanged from the prior year period, but the dollar amount declined by $360,000. This drop was due to a shift toward more customer usage of the “12 month no interest with 12 equal payments” promotion rather than deferred-payment promotions.

Selling, general and administrative expenses, as a percent of net sales, increased to 44.3% from 41.1% for the quarter and to 43.4% from 41.3% for the six months ended June 30 as compared to the prior year periods. Additional occupancy expenses accounted for the majority of the increase. Operating costs of five new stores opened in late 2000 and one in early 2001 were only partially offset by reduced expenses from the closure of two small stores. Additionally, utility costs were higher in general for most Company locations. Advertising expenses were modestly higher as a percent of sales due to the lower than expected sales volume. Management is attempting to contain or reduce overhead costs where possible.

The provision for doubtful accounts, as a percent of net sales, was 0.6% for the second quarter and first six months of 2001, which is slightly higher than the 0.5% reported for the same periods of 2000. Management expects that the slowing economic environment is likely to require that the provision be higher for the remainder of 2001 than for the same period in 2000.

Interest expense decreased as a percent of net sales, to 1.8% from 1.9% for the quarter and was unchanged at 1.8% for the six months ended June 30, 2001 and 2000. The impact of the 8.5% increase in the Company’s average debt level as compared to the year ago quarter was offset by a reduction in the effective interest rate by 114 basis points.

Income before the cumulative effect of an accounting change, as a percent of sales, was 1.7% and   3.5% for the second quarter and 2.2% and  3.8% for the six months ended June 30, 2001 and 2000, respectively. Diluted earnings per share before the cumulative effect of an accounting change were $0.12 and $0.28, for the second quarter and $0.32 and $0.58 for six months ended June 30, 2001 and 2000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $14.4 million during the first six months of 2001. Accounts receivable during the first six months decreased on a faster pace than in the prior year. Accounts payable decreased during the first half of the year since purchases were reduced in reaction to slower sales.

Investing activities used $12.5 million of cash during the six months ended June 30, 2001. Capital expenditures during the period were $13.1 million for new store construction and renovations, some of which will be completed later in the year.

Financing activities used $4.0 million of cash during the first half of 2001, including $3.9 million for reducing debt.

The Company has two five-year revolving credit facilities totaling $105 million. These facilities, which expire in 2003, were syndicated with five commercial banks and provide a multi-year commitment for the Company’s capital requirements. At June 30, 2001, borrowings under the revolving credit facilities were $73.0 million ($32.0 million unused) of which $67.8 million was classified as long-term debt. Borrowings under these agreements are unsecured and accrue interest at competitive money-market rates. The Company also has a $25 million short-term loan due January 2002 which is secured by accounts receivable and accrues interest at competitive rates.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure as determined by the interest rate environment with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (47.4% of total debt was fixed or interest rate protected as of June 30, 2001). The Company’s average effective interest rate on all borrowings (excluding capital leases) was 5.8% at June 30, 2001.

Capital expenditures for 2001 are presently expected to include the construction of a new store in an existing market; the purchase and remodeling of one replacement store; improvements to a leased replacement store; the expansion of one store location; purchase of land for the expansion of regional warehouse facilities; and the purchase of  various  information  systems  equipment  and  software. The preliminary estimate of capital expenditures in 2001 is approximately $20.0 million. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company’s planned expenditures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued) SEASONALITY Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year. 11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes with respect to the Company’s derivative financial instruments and other financial instruments and their related market risk since the date of the Company’s most recent annual report.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The 2001 Annual Meeting of Stockholders of the Company was held on May 4, 2001.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

L. Phillip Humann John T. Glover Mylle B. Mangum

The number of votes cast “for” or “withheld” was as follows: Mr. Humann: For = 12,655,414, Withheld = 1,128,979; Mr. Glover: For = 12,744,103, Withheld = 1,040,290; Ms. Mangum: For = 12,742,873, Withheld = 1,041,520.

The holders of Class A Common Stock elected the following persons to serve for a term of one year and until their successors are elected:

Rawson Haverty Sr.	Clarence H. Smith
Clarence H. Ridley	Rawson Haverty, Jr.
John E. Slater, Jr.	Frank S. McGaughey, III
Fred J. Bates	M. Tony Wilkerson
Robert R. Woodson

The number of votes cast by the holders of Class A Common Stock was as follows: Mr. Haverty, Sr.: For = 4,173,513, Withheld = 14,844; for each of the remaining nominees: For = 4,173,557, Withheld = 14,800.

A proposal to amend the Company’s Employee Stock Purchase Plan to increase the number of shares available for purchase under the Plan was approved by a 98.9% affirmative vote of the 50,102,141 total votes cast at the meeting as follows:

Class	Total Votes Cast at the Meeting	Votes For	Votes Against	Abstentions and Broker Non-Votes
Class A Common
Stock
(Ten votes per share)	38,326,960	38,260,520	66,200	240
Common Stock
(One vote per share)	11,775,181	11,296,967	458,419	19,795

Total combined votes	50,102,141	49,557,487	524,619	20,035

13

PART II. OTHER INFORMATION
(Continued)

Item 5. Other Information

A proposal to amend the Company’s 1998 Stock Option Plan to increase the number of shares available for option grants under the Plan was approved by a 92.9% affirmative vote of the 50,102,141 total votes cast at the meeting, as follows:

Class	Total Votes Cast at the Meeting	Votes For	Votes Against	Abstentions and Broker Non-Votes
Class A Common Stock
(Ten votes per share)	38,326,960	38,110,300	216,420	240
Common Stock
(One vote per share)	11,775,181	8,449,466	3,302,194	23,521

Total combined votes	50,102,141	46,559,766	3,518,614	23,761

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed with this report. None.

(b)	Reports on Form 8-K. None.

14

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date July 30, 2001	HAVERTY FURNITURE COMPANIES, INC. (Registrant) By: /s/ Dennis L. Fink —————————————— Dennis L. Fink, Executive Vice President and Chief Financial Officer (principal financial officer)

By: /s/ Dan C. Bryant —————————————— Dan C. Bryant, Vice President and Controller (principal accounting officer)

By: /s/ Jenny H. Parker —————————————— Jenny H. Parker, Vice President, Secretary and Treasurer