Form 10-Q
period 2001-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2001-11-13
CIK 216085

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 OR

[_]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number:  1-14445

HAVERTY FURNITURE COMPANIES, INC. (Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	58-0281900 (I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800, Atlanta, Georgia (Address of principal executive offices)	30342 (Zip Code)

Registrant’s telephone number, including area code: (404) 443-2900

————————————————
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

     Yes  [X]      No  [_]

     The number of shares outstanding of the registrant’s two classes of $1 par value common stock as of
October 22, 2001 were: Common Stock – 16,460,396, Class A Common Stock – 4,737,714.

HAVERTY FURNITURE COMPANIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30 2001	December 31 2000
ASSETS
Current Assets
Cash and cash equivalents	$ 1,817	$ 3,256

Accounts receivable	168,998	182,466
Less allowance for doubtful accounts	(6,750)	(6,750)

	162,248	175,716

Inventories, at LIFO	111,788	109,068

Other current assets	9,952	7,952

Total Current Assets	285,805	295,992

Property and equipment	259,939	249,868
Less accumulated depreciation and amortization	(109,835)	(105,343)

	150,104	144,525

Other assets	7,952	7,646

	$ 443,861	$ 448,163

1

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30 2001	December 31 2000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$ 28,500	$ 3,600
Accounts payable and accrued expenses	81,650	80,791
Current portion of long-term debt and
capital lease obligations	11,095	11,129

Total Current Liabilities	121,245	95,520
Long-term debt and capital lease obligations,
less current portion	128,351	170,369

Other liabilities	4,098	2,899
Stockholders’ Equity
Capital stock, par value $1 per share —
Preferred Stock, Authorized: 1,000 shares;
Issued: None
Common Stock, Authorized:
50,000 shares; Issued: 2001 — 22,380 shares;
2000 — 21,958 shares (including shares in treasury:
2001 and 2000 — 5,935 and 5,939, respectively)	22,380	21,958
Convertible Class A Common Stock, Authorized:
15,000 shares; Issued: 2001 — 5,260 shares;
2000 — 5,276 shares (including shares in
treasury: 2001 and 2000 — 522)	5,260	5,276
Additional paid-in capital	35,469	33,594
Retained earnings	185,992	176,774
Accumulated other comprehensive loss	(744)	—

	248,357	237,602
Less cost of Common Stock and
Convertible Class A Common Stock in treasury	(58,190)	(58,227)

	190,167	179,375

	$ 443,861	$ 448,163

See notes to condensed consolidated financial statements. 2

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Net sales	$ 170,645	$ 177,345	$ 490,359	$ 505,499
Cost of goods sold	89,022	93,660	256,985	265,716

Gross profit	81,623	83,685	233,374	239,783

Credit service charges	2,711	3,105	8,599	9,669

Gross profit and other revenue	84,334	86,790	241,973	249,452
Expenses:
Selling, general and administrative	72,268	71,600	211,135	207,125
Interest	2,134	2,888	8,059	8,813
Provision for doubtful accounts	943	789	2,922	2,610
Other (income) expense, net	(112)	(103)	(114)	(69)

Total expenses	75,233	75,174	222,002	218,479

Income before income taxes and
cumulative effect of a change in
accounting principle	9,101	11,616	19,971	30,973

Income taxes	3,490	4,240	7,490	11,305

Income before cumulative effect of a
change in accounting principle	5,611	7,376	12,481	19,668
Cumulative effect on prior years
(to December 31, 1999) of changing to
a different revenue recognition method	—	—	—	(3,356)

Net income	$ 5,611	$ 7,376	$ 12,481	$ 16,312

3

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Continued)

	Quarter Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Weighted average common shares	21,058	20,632	20,935	20,806
Weighted average diluted common shares	21,528	21,075	21,445	21,244
Basic earnings per common share:
Income before cumulative effect of a
change in accounting principle	$ 0.27	$ 0.36	$ 0.60	$ 0.94
Cumulative effect on prior years
(to December 31, 1999) of changing to
a different revenue recognition method	—	—	—	(0.16)

Net income	$ 0.27	$ 0.36	$ 0.60	$ 0.78

Diluted earnings per common share:
Income before cumulative effect of a
change in accounting principle	$ 0.26	$ 0.35	$ 0.58	$ 0.93
Cumulative effect on prior years
(to December 31, 1999) of changing to
a different revenue recognition method	—	—	—	(0.16)

Net income	$ 0.26	$ 0.35	$ 0.58	$ 0.77

Cash dividends per common share:
Common Stock	$ 0.0525	$ 0.0500	$ 0.1575	$ 0.1500
Class A Common Stock	$ 0.0500	$ 0.0475	$ 0.1500	$ 0.1425

See notes to condensed consolidated financial statements. 4

HAVERTY FURNITURE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)	Common Stock ($1 Par Value)	Class A Common Stock ($1 Par Value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2000	$21,958	$ 5,276	$33,594	$ 176,774	$ —	$(58,227)	$ 179,375
Net income	—	—	—	12,481	—	—	12,481
Cumulative effect of a change in
accounting for derivative financial
instruments, net of applicable income
tax liability of $30	—	—	—	—	53	—	53
Change in fair value of derivative,
net of applicable income tax
asset of $464	—	—	—	—	(797)	—	(797)
Cash dividends on Common Stock	—	—	—	(3,263)	—	—	(3,263)
Conversion of Class A Common Stock	16	(16)	—	—	—	—	—
Stock option and other transactions, net	406	—	1,875	—	—	37	2,318

Balance at September 30, 2001	$22,380	$ 5,260	$35,469	$ 185,992	$(744)	$(58,190)	$ 190,167

See notes to condensed consolidated financial statements. 5

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2001	2000
Operating Activities
Net income	$ 12,481	$ 16,312
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of a change in accounting principle	—	3,356
Depreciation and amortization	12,109	11,818
Provision for doubtful accounts	2,922	2,610
Deferred income taxes	—	1,170
Gain on sale of property and equipment	(29)	(1,793)

Subtotal	27,483	33,473
Changes in operating assets and liabilities:
Accounts receivable	10,546	(1,636)
Inventories	(2,720)	(11,164)
Other current assets	(2,000)	(106)
Accounts payable and accrued expenses	859	(301)

Net cash provided by operating activities	34,168	20,266

Investing Activities
Purchases of property and equipment	(18,161)	(23,743)
Proceeds from sale of property and equipment	502	4,599
Other investing activities	128	347

Net cash used in investing activities	(17,531)	(18,797)

Financing Activities
Net (decrease) increase in borrowings under
revolving credit facilities	(9,900)	21,100
Payment of long-term debt and capital lease obligations	(7,252)	(9,389)
Purchase of treasury stock	—	(11,646)
Exercise of stock options	2,281	1,590
Dividends paid	(3,263)	(3,071)
Other financing activities	58	136

Net cash used in financing activities	(18,076)	(1,280)

(Decrease) increase in cash and cash equivalents	(1,439)	189
Cash and cash equivalents at beginning of period	3,256	1,762

Cash and cash equivalents at end of period	$ 1,817	$ 1,951

See notes to condensed consolidated financial statements. 6

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

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

NOTE B – Changes in Accounting Principles

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

The interest-rate swap agreement effectively converts a portion of the Company’s floating rate debt to a fixed-rate basis over the next two years, thus reducing the impact of interest rate changes on future interest expense. Approximately $30 million of the Company’s outstanding short-term debt was designated as the hedged item to the interest-rate swap agreement at September 30, 2001.

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

NOTE C – Interim LIFO Calculations

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

CHANGES IN ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by FASB Statement No. 138. The Statements require the Company to recognize all derivatives on the balance sheet at fair value and to establish criteria for designation and effectiveness of hedging relationships. The Company’s only derivative instrument is an interest rate swap agreement and the changes in its fair value are recognized in other comprehensive income. The adoption of Statement Nos. 133 and 138 on January 1, 2001, resulted in an after-tax adjustment of $53,000 in other comprehensive income.

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

(Continued)

RESULTS OF OPERATIONS

Net sales for the third quarter and nine months ended September 30, 2001, decreased 3.8% and 3.0% over the same periods for 2000, respectively. Comparable-store sales, which were negatively impacted by the general economic slowing and the opening of new locations in existing markets, decreased 8.8% and 8.0% for the third quarter and nine-month period, respectively. A store’s results are included in the comparable-store sales computation beginning with the one-year anniversary of its opening, expansion, or the date when it was otherwise non- comparable. Management believes that the decrease in sales has been caused by a general weakness in the economy coupled with a drop in consumer confidence as concerns continue over the increase in corporate layoff announcements. The Federal Reserve interest rate reductions during the year and possible additional cuts are expected to help spur an economic recovery. In the opinion of Management, the residential furniture industry entered a recession in early 2001 which is continuing into the fourth quarter. The attacks on the United States on September 11 and the continued threat of further destabilizing events has created additional uncertainty as to the timing of the improvement in sales volume. Although the duration of the industry downturn cannot be predicted, strong housing sales thus far in 2001 and the brisk level of home mortgage refinancings are typically positive influences on a recovery in spending on residential  furniture. This is, however, dependent on the return of a greater degree of overall consumer confidence.

Gross profit, as a percent of sales, was 47.8% for the third quarter of 2001 compared to 47.2% for the comparable period of 2000 and 47.6% compared to 47.4% for the nine months ended September 30, 2001 and 2000, respectively.  Gross margins have increased in recent periods due to fewer markdowns, which is attributable to better management of inventory and product introductions and an increase in the sales mix of the Company’s Havertys branded product. The Company has worked with manufacturers to develop these proprietary products which bear the Havertys logo and name. These Havertys brand items currently represent approximately 19% of the Company’s core product line, up from 11% at the first of the year.

Third quarter credit service charge revenues were 1.6% of net sales, compared to 1.8% for the prior year period, with the dollar amount declining by $394,000. This drop was due to a shift toward more customer usage of the 12-months, no-interest financing promotions.

Selling, general and administrative expenses, as a percent of net sales, increased to 42.3% from 40.4% for the quarter and to 43.1% from 41.0% for the nine months ended September 30 as compared to the prior year periods. Additional occupancy expenses accounted for the majority of the increase. Operating costs of five new stores opened in late 2000 and one in early 2001 were only partially offset by reduced expenses from the closure of older stores that were smaller and less expensive. Net retail square footage increased 5.0% on a weighted average basis for the first nine months of 2001 versus the same period in 2000. The Company also determined during the third quarter of 2001 the need to increase its reserves for insurance and its accrual for pension costs, and additional amounts were expensed as required. Reductions in costs were made in delivery and warehouse operations. Management continues to make efforts to contain or reduce overhead costs where possible.

The provision for doubtful accounts, as a percent of net sales, was 0.6% for the third quarter and first nine months of 2001, which is slightly higher than the 0.5% reported for the same periods of 2000. Management expects that the slowing economic environment is likely to require that the provision be higher for the remainder of 2001 than for the same period in 2000.

In late October, the Company began using a third-party finance company to provide a one-year, no-interest, no-payment, same-as-cash credit promotion. Management expects that the out-sourcing of this one program will free up capital and reduce credit exposure over the next year as some customers choose this financing option in lieu of those offered directly by the Company.

Interest expense decreased as a percent of net sales, to 1.3% from 1.6% for the quarter and to 1.6% from 1.7% for the nine months ended September 30, 2001 and 2000, respectively. The impact of the 8.3% increase in the Company’s average debt level as compared to the year ago nine-month period was more than offset by a reduction in the effective interest rate of 109 basis points.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Income before the cumulative effect of an accounting change, as a percent of sales, was 3.3% and   4.2% for the third quarter and 2.6% and  3.9% for the nine months ended September 30, 2001 and 2000, respectively. Diluted earnings per share before the cumulative effect of an accounting change were $0.26 and $0.35 for the third quarter and $0.58 and $0.93 for nine months ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its continuing operations and growth. Net cash provided by operating activities was $34.2 million during the first nine months of 2001 versus $20.3 million for the same period in 2000. Accounts receivable during the first nine months decreased $10.5 million, mostly due to lower sales volume, as compared to an increase of $1.6 million in the prior year. Inventories increased modestly in 2001 due to the new merchandise displayed in the added retail showroom square footage.

Investing activities used $17.5 million of cash during the nine months ended September 30, 2001. Capital expenditures during the period were $18.2 million for new store construction and renovations, some of which will be completed next year.

Financing activities used $18.1 million of cash during the first nine months of 2001, including $17.2 million for reducing debt.

The Company has two five-year revolving credit facilities totaling $105 million. These facilities, which expire in 2003, were syndicated with five commercial banks and provide a multi-year commitment for the Company’s capital requirements. At September 30, 2001, borrowings under the revolving credit facilities were $61.4 million ($43.6 million unused), of which $57.9 million was classified as long-term debt. Borrowings under these agreements are unsecured and accrue interest at competitive money-market rates. The Company also has a $25 million short-term loan due January 2002 which is secured by certain accounts receivable and accrues interest at competitive rates.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure as determined by the interest rate environment with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (50.8% of total debt was fixed or interest rate protected as of September 30, 2001). The Company’s average effective interest rate on all borrowings (excluding capital leases) was 5.3% at September 30, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Capital expenditures for 2001 include the purchase and remodeling of two stores formerly operated by a competitor; the construction of one new store in an existing market; tenant improvements to one leased replacement store; other various store renovations; the purchase of land for the expansion of regional warehouse facilities; and the purchase of various information systems equipment and software. The present estimate of total capital expenditures for 2001 is $21.0 million. In addition, the Company is presently seeking to acquire up to eight stores from a former competitor who is liquidating in bankruptcy. Four of these stores are under operating leases and four would be outright purchases. If some or all of the Company’s bids are accepted, the purchases will likely be made by the end of 2001 and all of the remodeling expenditures will take place during 2002. The total capital expenditures for all of these stores, together with all related improvements, will be approximately $21 million. Management cannot presently predict whether any of its bids for these stores will be accepted. Funds available from operations, bank lines of credit and other possible financing transactions are expected to be adequate to finance the Company’s planned expenditures.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits filed with this report. None. (b) Reports on Form 8-K. None. 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date November 13, 2001	By:	/s/ Dennis L. Fink —————————————— Dennis L. Fink, Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Dan C. Bryant —————————————— Dan C. Bryant, Vice President and Controller (principal accounting officer)

/s/ Jenny H. Parker —————————————— Jenny H. Parker, Vice President, Secretary and Treasurer

