Form 10-K405
period 2001-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2002-03-29
CIK 216085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

780 Johnson Ferry Road, Suite 800, Atlanta, Georgia	30342
(Address of principal executive officers)	(Zip Code)

     Registrant’s telephone number, including area code:(404) 443-2900

     Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock ($1.00 Par Value)	New York Stock Exchange, Inc.
Class A Common Stock ($1.00 Par Value)

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 28, 2002, was $ 423,728,786. The aggregate market value was computed by reference to the last transaction prices of the registrant’s two classes of common stock on such date. For the purpose of this response only, executive officers, directors and holders of 5% or more of common stock are affiliates of the registrant.

     As of March 13, 2002, the number of shares outstanding of the registrant’s two classes of $1.00 par value common stock were: Common Stock – 16,880,062; Class A Common Stock – 4,652,232.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement dated March 29, 2002, for the 2002 annual meeting of stockholders are incorporated by reference herein in response to Part III of this report, except information on executive officers, which is included in Part I of this report.

PART I

ITEM 1.      BUSINESS

Forward-Looking Information

     Certain information included in this Annual Report on Form 10-K contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management), contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in the Company’s forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); conditions affecting the availability and affordability of retail real estate sites; the ability to attract, train and retain highly qualified associates to staff corporate positions, existing and new stores and distribution facilities; general economic and financial market conditions, which affect consumer confidence and the spending environment for high ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

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

Business Strategy

     The Company serves a target customer in the middle to upper-middle income ranges. Havertys has attracted this discriminating and demanding consumer by focusing on what it believes are the key elements of furniture retailing: stores, merchandise value and selection, product and image oriented advertising, and customer service. The Company has made investments in technology to improve operating efficiencies and investments in new retail stores. Havertys plans to continue to expand into new markets and strengthen its position in its current market areas utilizing existing and planned distribution infrastructure.

Stores

     As of December 31, 2001, the Company operated 103 stores serving 68 cities in 14 states. Havertys has executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores. Accordingly, the number of retail locations has increased by only thirteen since the year ended 1994, but total square footage has increased approximately 49%. During 2001, the Company opened a newly constructed store in an existing market and remodeled a former furniture store also in an existing market. In addition, one small store was replaced with a new leased store. The Company also closed its two La-Z-Boy stores and three other stores. The new stores were opened in the first and third quarters of 2001 and the replacement store opened during the third quarter. The store closings occurred primarily in the second and third quarters. The Company opened two newly constructed stores during 2000 in two existing markets. The Company remodeled two former retail furniture stores, opening one in a new market and one as a replacement store. During 2000, the Company also closed two small stores and added one smaller store. Four of the new stores were opened during the fourth quarter of 2000 and the other was opened near the end of the third quarter.

     During 2002, Havertys will lease and remodel nine former Homelife retail stores thereby entering two new major markets, two smaller markets and replacing two stores in existing markets. In the new markets, Havertys will open one new store each in Clearwater and Daytona, Florida, three stores in Orlando and two in the Washington, D.C. suburbs. The replacement stores will serve the Pensacola, Florida and Richmond, Virginia markets. In addition to the Homelife stores, the Company will open another metro Atlanta store in Fayetteville, Georgia in February and relocate one of its Dallas/Fort Worth stores in the fourth quarter. Net selling space in 2002 should increase by 8.3% or approximately 292,000 square feet.

Merchandising

     The Company is able to tailor its merchandise presentation to the needs and tastes of the local markets. Havertys offers many well-known brand names of furniture, such as Broyhill, Thomasville, Lane/Action, La-Z-Boy, Bernhardt, and Clayton Marcus. The Company prefers to carry multiple lines of furniture in order to offer the consumer broad product choices at good values. These include many key items and groups from well known, quality suppliers who have established somewhat less consumer brand awareness. All five regional managers are included in Havertys’ buying team, and their input allows each store to present a product mix that is roughly 20 to 25 percent regionalized. Each local market manager can select from region specific items that are attractive to consumers in their particular metropolitan area. These managers are also responsible for pricing in their respective markets, with the exception of specific items that are advertised chain-wide. Havertys can therefore be competitively priced in each market while maintaining attractive gross margins.

     The merchandising team develops a broad selection of merchandise for its customers at values targeted to their income levels. Management has avoided utilizing lower, promotional price-driven merchandise favored by many national chains, which management believes gives Havertys a unique position for a large retailer. The Company purchases approximately 60% of its merchandise from ten vendors and believes that adequate merchandise sources are available to the Company. Combined with the movement to regional merchandising and warehousing and the implementation of a centralized information system, the Company has significant purchasing power with its vendors.

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

     During 2000, the Company began selling merchandise that bears the Havertys brand. These items were developed primarily with manufacturers whose names do not carry the same level of customer awareness as Havertys. These products are sold exclusively by the Company in its markets and generally carry a modestly higher gross margin. This better return is useful in offsetting the somewhat lower gross margins typically associated with higher-end merchandise sold under well known manufacturer brands. At the end of 2000, Havertys branded product represented approximately 10% of items selected for inclusion in the Company’s core assortment and has increased to approximately 25% at the end of 2001. This merchandise assisted the Company in protecting its profitability during a slowing economy in 2001 by allowing less emphasis to be placed on more promotional activities.

Revenues

     The following table sets forth the approximate percentage contributions by product or service to the Company’s gross revenues for the past three years:

	Year ended December 31,

	2001	2000	1999

Merchandise:
Living Room Furniture	48.5%	47.4%	48.0%
Bedroom Furniture	22.3	23.6	23.9
Dining Room Furniture	14.6	13.0	12.5
Bedding	6.8	7.8	7.4
Accessories and Other (1)	6.2	6.4	5.9
Credit Service Charges	1.6	1.8	2.3

	100.0%	100.0%	100.0%

(1)	Including delivery charges and product protection.

Distribution

     The Company uses a regional warehouse distribution network to provide central receiving points from vendors and distribution of product to local market warehouses. Havertys has three regional warehouses operating in Charlotte, North Carolina; Jackson, Mississippi; and Ocala, Florida. The regional warehouses serve all of the Company’s local markets except for Dallas, Texas, and Atlanta, Georgia, each of which has a metropolitan area warehouse. Havertys has implemented EDI and just-in-time delivery systems with its major vendors, and the Company uses a software system which allows management to forecast inventory requirements and reorder merchandise in an efficient manner. The combination of enhanced information systems, just-in-time delivery practices and close coordination with vendors has substantially reduced the need to carry inventory in local market warehouses. The market area warehouses are primarily used as prepping centers and cross-dock locations for local deliveries.

     The Company will be consolidating the Atlanta and Charlotte regional warehouses into a new distribution center in Braselton, Georgia. This new facility is scheduled to open in the third quarter of 2002. In connection with this opening, the Company will be using its successfully tested remote home delivery methods to the markets in the six states which this facility will serve. This method will involve assembling and prepping merchandise at the Braselton facility or two satellite home delivery centers, then loading home delivery trailers and shuttling them overnight to twenty market areas where local drivers will start their daily routes. The new home delivery centers are scheduled to open in late 2002 and early 2004. Operating in this fashion, Management expects to reduce inventory and warehousing costs and maintain the quick delivery that Havertys’ customers expect.

Credit Operations

     As a service to its customers, Havertys offers a revolving charge credit plan with credit limits determined through its on-line credit approval system. Havertys Credit Services, Inc. (“Havertys Credit”), a wholly-owned subsidiary of Haverty Furniture Companies, Inc., was formed in 1996 to consolidate this function. Management believes that Havertys gains certain advantages over its primary competitors by controlling credit approval and the quality of customer relations rather than outsourcing these functions. Havertys Credit currently maintains a receivables portfolio of approximately $193 million, before deducting reserves.

     Havertys Credit typically requires a 15% down payment and offers financing over 12 to 48 months, with an average term of 15 months. The standard (non-promotional) credit service charge rate currently ranges from 18% to 21% per annum (except for 6.5% in Arkansas), but will vary in the future depending on market conditions and state laws. Havertys Credit offers a lower credit service charge rate for individual purchases of over $3,000, and the Company also routinely offers various interest-free periods (typically four to 12 months) as part of promotional campaigns. The financing program chosen most frequently by the Company’s customers is a 12 month, no interest and 12 equal payments promotion which represented approximately 54% of financed 2001 sales. The program, which allows for deferred payment periods of up to 6 months and no interest, accounted for approximately 15% of financed 2001 sales. The amount financed under the Company’s credit programs, as a percent of net sales was 46% in both 2001 and 2000 as customers continued their usage of third party credit cards and cash. Over the last four years, credit service charge revenue has declined as the Company has offered longer free interest periods in its financing promotions and began offering the most appealing programs on a continuous basis. As a result, fewer customers have had to pay credit service charges and “free interest” receivables have risen. These combined factors resulted in an average interest yield of approximately 6.5% for 2001.

     The Company made available to its customers, beginning in August 2001, a one year, no payment, no interest, same-as-cash credit promotion featuring deferred payment and an interest accrual for 12 months with accrued interest waived if the balance is paid in full at the end of the deferral period. Approximately $4.4 million of customers’ purchases (after down payments) was outsourced to a third party finance company in late 2001 under this program, and $5.4 million was financed in January 2002 (the first full month all of Havertys’ stores were outsourcing the program).

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

     The Company believes it has uniquely positioned itself in the marketplace with merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture store chains. Management believes that this customer segment responds more cautiously to typical discount promotions and focuses on the real value and customer service offered by a retailer. The Company considers its experienced sales personnel and personalized customer service as important factors in its competitive success. Lastly, management believes its ability to make prompt delivery of orders through maintenance of inventory and to tailor the inventory to a store’s local market conditions provides additional competitive advantages. The Company currently ranks among the top ten in sales for full-service retail home furnishings store chains in the United States based on available industry data for 2000.

Employees

     As of December 31, 2001, the Company employed approximately 3,720 employees: 3,416 in individual retail store operations, 159 in its corporate offices, 58 in its credit operations and 87 in its regional warehouses. No employee of the Company is a party to any union contract and the Company considers its employee relations to be good.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company:

		Position with the Company
Name	Age	and Other Information

Clarence H. Ridley	59	Chairman of the Board since joining the Company in 2001; Partner of King & Spalding, Attorneys from 1977 to 2000; Director since April 1979.

John E. Slater, Jr.	67	President and Chief Executive Officer since April 1994. Chief Operating Officer from May 1992 to April 1994. Director since April 1983.

Dan C. Bryant	59	Vice President since May 1998 and Controller since May 1985.

Thomas P. Curran	49	Vice President, Advertising and Internet Strategies since May 2000. Vice President, Advertising from May 1987 to May 2000.

Dennis L. Fink	50	Executive Vice President since May 1996 and Chief Financial Officer since May 1993. Joined the Company as Senior Vice President in 1993.

Rawson Haverty, Jr.	45	Senior Vice President, Real Estate and Development since May 1998. Vice President, Real Estate and Insurance Division from May 1992 to May 1998. Director since April 1992.

Jenny Hill Parker	43	Treasurer since 1998 and Corporate Secretary since 1997. Vice President, Finance since 1996 and other financial officer positions since joining the Company in 1994.

Clarence H. Smith	51	Chief Operating Officer since May 2000. Senior Vice President and General Manager, Stores, from May 1996 to May 2000. Director since April 1989.

M. Tony Wilkerson	56	Senior Vice President, Marketing since May 1994. Director since May 1999.

     Rawson Haverty, Sr. (a director of the Company) is the father of Rawson Haverty, Jr., and uncle of Clarence H. Smith and Clarence H. Ridley.

ITEM 2.      PROPERTIES

     The Company’s executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. These leased facilities contain approximately 45,000 square feet of office space on two floors of a mid-rise office building. Havertys Credit Services, Inc., a subsidiary, leases 15,000 square feet of office space in Chattanooga, Tennessee.

     The following table sets forth information concerning the operating facilities of the Company as of December 31, 2001.

	Retail	Market Area	Regional
	Locations (c)	Warehouses	Warehouses

Owned (a)	44	9	3
Leased (b)	59	13	0

Total	103	22	3

(a)	Includes capital leases on three facilities and three retail stores built on sites under land leases.
(b)	The leases have various termination dates through 2018 plus renewal options.
(c)	Of the retail locations, 29 have attached warehouse space.

	2001	2000	1999

Retail square footage at December 31 (in thousands)	3,521	3,557	3,419
% Change in retail square footage	-1.0%	4.0%	3.8%
Annual net sales per weighted average square foot	$190	$199	$188

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the heading “Market Prices and Dividend Information” on page 38 of the Company’s annual report to stockholders for the year ended December 31, 2001, is incorporated herein by reference in response to this item.

ITEM 6.      SELECTED FINANCIAL DATA

     Selected 5-Year Financial Data on page 17 of the Company’s annual report to stockholders for the year ended December 31, 2001, is incorporated herein by reference in response to this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 23 of the Company’s annual report to stockholders for the year ended December 31, 2001, is incorporated herein by reference in response to this item.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 23, and contained in Note 7 — Long-Term Debt and Capital Lease Obligations on pages 30 and 31 of the Company’s annual report to stockholders for the year ended December 31, 2001, is incorporated herein by reference in response to this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of the independent auditors and the financial statements on pages 24 through 37 of the Company’s annual report to stockholders for the year ended December 31, 2001, are incorporated herein by reference.

     Selected Quarterly Financial Data on page 36 of the Company’s annual report to stockholders for the year ended December 31, 2001, is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors of the Company contained on pages 8 through 11 of the Company’s proxy statement for the 2002 annual meeting of stockholders, dated March 29, 2002, is incorporated herein by reference. Information relating to executive officers of the Company is included in this report under Item 1 of Part I.

ITEM 11.      EXECUTIVE COMPENSATION

     The information relating to executive compensation contained on pages 15 through 24 of the Company’s proxy statement for the 2002 annual meeting of stockholders, dated March 29, 2002, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners contained on pages 5 through 7 of the Company’s proxy statement for the 2002 annual meeting of stockholders, dated March 29, 2002, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions contained on page 21 of the Company’s proxy statement for the 2002 annual meeting of stockholders, dated March 29, 2002, is incorporated herein by reference.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following exhibits, financial statements and financial statement schedule are filed as a part of this report:

(a)(1) and (2). LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Haverty Furniture Companies, Inc., included in the annual report of the registrant to its stockholders for the year ended December 31, 2001 are incorporated by reference in Item 8:

Consolidated Balance Sheets – December 31, 2001 and 2000

Consolidated Statements of Income – Fiscal Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity – Fiscal Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows – Fiscal Years ended December 31, 2001, 2000 and 1999

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

Exhibit
Number		Description of Exhibit

*3.1	—	Articles of Incorporation of Haverty Furniture Companies, Inc. as amended and restated on March 6, 1973, and amended on April 24, 1979, and as amended on April 24, 1985. (10-Q for the quarter ended June 30, 1985)

*3.1.1	—	Articles of Incorporation of Haverty Furniture Companies, Inc. as amended on April 25,1986. (10-Q for the quarter ended March 31, 1986)

*3.1.2	—	Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc. as amended on April 28, 1989. (10-Q for the quarter ended June 30, 1989)

*3.1.3	—	Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc. as amended on April 28, 1995. (10-K for the year ended December 31, 1996)

*3.2	—	Amended and Restated By-Laws of Haverty Furniture Companies, Inc. as amended on February 23, 2001. (10-K for the year ended December 31, 2000)

*4.1	—	Note Agreement between Haverty Furniture Companies, Inc. and The Prudential Purchasers (The Prudential Insurance Company of America) c/o Prudential Capital Group, dated December 29, 1993. (10-K for the year ended December 31, 1993)

*4.1.1	—	First Amendment to Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc. and The Prudential Insurance Company of America. (10-K for the year ended December 31, 1994)

*4.1.2	—	Second Amendment to Note Agreement dated July 19, 1996, between Haverty Furniture Companies, Inc. and The Prudential Insurance Company of America, as previously amended. (10-K for the year ended December 31, 1996)

*4.2	—	Credit Agreements dated March 31, 1998, among Haverty Furniture Companies, Inc., Havertys Credit Services, Inc. and the Lenders Listed Therein, Agented by SunTrust Bank, Atlanta. (10-Q for the quarter ended March 31, 1998)

No other instrument authorizes long-term debt securities in an amount in excess of ten percent (10%) of the total assets of the Company. The Company agrees to furnish copies of instruments and agreement authorizing long-term debts of less than ten percent (10%) of its total assets to the Commission upon request.

*10.1	—	Second Amendment and Restatement of Directors’ Deferred Compensation Plan. (10-Q for the quarter ended June 30, 1996, Exhibit 10.1.2)

*10.2	—	Supplemental Executive Retirement Plan, effective January 1, 1983. (10-K for the year ended December 31, 1984, Exhibit 10.3)

10.3	—	Thrift Plan, as amended and restated, effective January 1, 2001.

10.3.1	—	EGTRRA Amendment to Thrift Plan, effective January 1, 2002.

*10.4	—	Haverty Furniture Companies, Inc. Employee Stock Purchase Plan, as amended and restated as of October 29, 1999. (10-K for the year ended December 31, 2000, Exhibit 10.7)

Exhibit
Number		Description of Exhibit

*10.4.1	—	Amendment Number One to Haverty Furniture Companies, Inc. Employee Stock Purchase Plan. (Registration Statement on Form S-8, File No. 333-66010, Exhibit 10.2)

*10.5	—	Deferred Compensation Agreement between Haverty Furniture Companies, Inc. and Rawson Haverty, Sr., dated December 21, 1992. (10-K for the year ended December 31, 1993, Exhibit 10.9)

*10.6	—	1993 Non-Qualified Stock Option Plan. (Registration Statement on Form S-8, File No. 33-53607, Exhibit 5.1)

*10.7	—	Supplemental Executive Retirement Plan, effective January 1, 1996. (10-K for the year ended December 31, 1995)

*10.8	—	Directors’ Compensation Plan as of April 26, 1996. (10-Q for quarter ended June 30, 1996, Exhibit 10.11)

*10.9	—	Form of Agreement dated January 1, 1997, Regarding change in Control with the following Named Executive Officers: Clarence H. Ridley, John E. Slater, Jr., Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson. (10-K for the year ended December 31, 1996)

*10.10	—	Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee directors: Rawson Haverty, Jr. (a Named Executive Officer) and Fred J. Bates. (10-K for the year ended December 31, 1996)

*10.11	—	Haverty Furniture Companies, Inc. 1998 Stock Option Plan, effective as of December 18, 1997. (Registration Statement on Form S-8, File No. 333-53215, Exhibit 10.1)

*10.11.1	—	Amended Number One to Haverty Furniture Companies, Inc. 1998 Stock Option Plan. (Registration Statement on Form S-8, File No. 333-66012, Exhibit 10.2)

*10.12	—	Haverty Furniture Companies, Inc. Top Hat Mutual Fund Option Plan, effective as of January 15, 1999. (10-K for the year ended December 31, 1999)

13.1	—	Annual Report to Stockholders for the year ended December 31, 2001.

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Ernst & Young LLP.

*	Incorporated by reference.

No reports on Form 8-K were filed during the quarter ended December 31, 2001.
Exhibits – The response to this portion of Item 14 is as submitted in Item 14(a)(3).

     Financial Statement Schedules – The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.

Date: March 29, 2002	By:	/s/ JOHN E. SLATER, JR.

John E. Slater, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 29, 2002	By:	/s/ DENNIS L. FINK

Dennis L. Fink
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: March 29, 2002	By:	/s/ DAN C. BRYANT

Dan C. Bryant
Vice President, Controller
(Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLARENCE H. RIDLEY Clarence H. Ridley	Chairman of the Board	March 29, 2002

/s/ RAWSON HAVERTY, SR. Rawson Haverty, Sr.	Chairman, Emeritus	March 29, 2002

/s/ JOHN E. SLATER, JR. John E. Slater, Jr.	President and Chief Executive Officer, Director	March 29, 2002

/s/ FRED J. BATES Fred J. Bates	Regional Manager and Director	March 29, 2002

Signature	Title	Date

/s/ JOHN T. GLOVER John T. Glover	Director	March 29, 2002

/s/ RAWSON HAVERTY, JR. Rawson Haverty, Jr.	Senior Vice President and Director	March 29, 2002

/s/ L. PHILLIP HUMANN L. Phillip Humann	Director	March 29, 2002

/s/ MYLLE B. MANGUM Mylle B. Mangum	Director	March 29, 2002

/s/ FRANK S. McGAUGHEY, III Frank S. McGaughey, III	Director	March 29, 2002

/s/ VICKI R. PALMER Vicki R. Palmer	Director	March 29, 2002

/s/ FRED L. SCHUERMANN Fred L. Schuermann	Director	March 29, 2002

/s/ CLARENCE H. SMITH Clarence H. Smith	Chief Operating Officer and Director	March 29, 2002

/s/ M. TONY WILKERSON M. Tony Wilkerson	Senior Vice President and Director	March 29, 2002

/s/ ROBERT R. WOODSON Robert R. Woodson	Director	March 29, 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

(in thousands)

Column A	Column B	Column C-1	Column C-2	Column D	Column E

		Additions
	Balance at	charged			Balance at
	beginning of	to costs and		Deductions-	end of
	period	expenses	Other (1)	describe (2)	period

Year ended December 31, 2001:
Allowance for doubtful accounts	$6,750	$4,061	—	$3,911	$6,900

Year ended December 31, 2000:
Allowance for doubtful accounts	$7,000	$3,396	—	$3,646	$6,750

Year ended December 31, 1999:
Allowance for doubtful accounts	$8,300	$4,125	$(800)	$4,625	$7,000

(1)	The amount in 1999 relates to amounts for potential sales returns reclassified to accrued sales returns and allowances.

(2)	Uncollectible accounts written off, net of recoveries and the disposal value of repossessions.

F-1