Form 10-Q
period 2002-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2002-05-13
CIK 216085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

     Yes [X] No [  ]

     The number of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 30, 2002 were: Common Stock – 17,011,281; Class A Common Stock – 4,589,152.

H A V E R T Y  F U R N I T U R E  C O M P A N I E S,  I N C.

I N D E X

PART I. FINANCIAL INFORMATION

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31	December 31
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$1,561	$727
Accounts receivable	179,282	192,685
Less allowance for doubtful accounts	(6,900)	(6,900)

	172,382	185,785
Inventories, at LIFO	111,124	103,662
Other current assets	15,619	15,581

Total Current Assets	300,686	305,755
Property and equipment	260,606	258,658
Less accumulated depreciation and amortization	(113,498)	(112,259)

	147,108	146,399
Deferred income taxes	6,426	6,640
Other assets	2,758	2,111

	$456,978	$460,905

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31	December 31
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$6,800	$25,000
Accounts payable and accrued expenses	95,545	87,533
Current portion of long-term debt and capital lease obligations	12,172	11,370

Total Current Liabilities	114,517	123,903

Long-term debt and capital lease obligations, less current portion	129,151	131,599

Other liabilities	3,436	4,005

Stockholders’ Equity
Capital stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2002 – 22,937 Shares; 2001 – 22,509 shares (including shares in treasury: 2002 and 2001 – 5,932)	22,937	22,509
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2002 – 5,113 shares and 2001 – 5,247 shares (including shares in treasury: 2002 and 2001 – 522)	5,113	5,247
Additional paid-in capital	39,600	37,396
Retained earnings	200,740	195,119
Accumulated other comprehensive (loss)	(340)	(697)

	268,050	259,574

Less cost of Common Stock and Convertible Class A Common Stock in treasury	(58,176)	(58,176)

	209,874	201,398

	$456,978	$460,905

See notes to condensed consolidated financial statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31

	2002	2001

Net sales	$174,953	$167,599
Cost of goods sold	90,697	88,108

Gross profit	84,256	79,491
Credit service charges	2,383	3,053

Gross profit and other revenue	86,639	82,544

Expenses:
Selling, general and administrative	71,594	71,495
Interest	2,040	3,164
Provision for doubtful accounts	1,187	1,011
Other expense, net	1,050	62

	75,871	75,732

Income before income taxes	10,768	6,812
Income taxes	4,038	2,505

Net income	$6,730	$4,307

Weighted average shares — basic	21,406	20,807
Weighted average shares — assuming dilution	22,253	21,344
Basic earnings per share	$0.31	$0.21

Diluted earnings per share	$0.30	$0.20

Cash dividends per common share:
Common Stock	$0.0525	$0.0525
Class A Common Stock	$0.0500	$0.0500

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Class A
	Common	Common			Accumulated
	Stock	Stock	Additional		Other
	($1 Par	($1 Par	Paid-in	Retained	Comprehensive	Treasury
(In thousands, except per share data)	Value)	Value)	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2001	$22,509	$5,247	$37,396	$195,119	$(697)	$(58,176)	$201,398
Net income	—	—	—	6,730	—	—	6,730
Change in fair value of derivative, net of reduction of $214 in applicable income tax asset	—	—	—	—	357	—	357
Cash dividends on Common Stock	—	—	—	(1,109)	—	—	(1,109)
Conversion of Class A Common Stock	134	(134)	—	—	—	—	—
Stock option transactions, net	294	—	2,204	—	—	—	2,498

Balance at March 31, 2002	$22,937	$5,113	$39,600	$200,740	$(340)	$(58,176)	$209,874

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31

	2002	2001

Operating Activities
Net income	$6,730	$4,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,939	4,095
Provision for doubtful accounts	1,187	1,011
(Gain) Loss on sale of property and equipment	(7)	26

Subtotal	11,849	9,439
Changes in operating assets and liabilities:
Accounts receivable	12,216	9,420
Inventories	(7,462)	(1,011)
Other current assets	(38)	(2,031)
Accounts payable and accrued expenses	8,012	(16,619)

Net cash provided by (used in) operating activities	24,577	(802)

Investing Activities
Purchases of property and equipment	(4,648)	(7,202)
Proceeds from sale of property and equipment	7	17
Other investing activities	(647)	(170)

Net cash used in investing activities	(5,288)	(7,355)

Financing Activities
Net (decrease) increase in borrowings under revolving credit facilities	(17,600)	8,100
Payments on long-term debt and capital lease obligations	(2,246)	(2,043)
Proceeds from exercise of stock options	2,497	798
Dividends paid	(1,109)	(1,079)
Other financing activities	3	523

Net cash (used in) provided by financing activities	(18,455)	6,299

Increase (Decrease) in cash and cash equivalents	834	(1,859)
Cash and cash equivalents at beginning of period	727	3,256

Cash and cash equivalents at end of period	$1,561	$1,397

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

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

NOTE B — Interim LIFO Calculations

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

RESULTS OF OPERATIONS

Net sales for the first quarter of 2002 increased 4.4% to $175.0 million compared to sales of $167.6 million for the first quarter of 2001. Comparable store sales increased 3.4%. A store’s results are included in the comparable-store sales computation beginning with the one-year anniversary of its opening, expansion, or the date when it was otherwise non-comparable. Management believes that the improved sales results, which began in the fourth quarter of 2001 and continued in the first quarter, are one of several indicators that the economy may be beginning to improve. Low interest rates and continued strong housing sales are a positive factor for the industry. The Company has continued to provide a consistent and effective message of the Company’s breadth of fashionable merchandise in its advertising rather than marketing a variety of promotional opportunities. Management believes that the merchandising and advertising of well-known brand name products and accessory items selected to appeal to its customer base have improved sales for all of the Company’s merchandise, including its own private-label products.

Gross profit, as a percent of sales, was 48.2% for the first three months of 2002 compared to 47.4% for the comparable period of 2001. This increase reflects continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers. The Company also expanded its private-label merchandise line from 18% of items selected for inclusion in the Company’s core assortment to 30% at the end of the first quarter of 2001 and 2002, respectfully. These items generally carry a modestly higher gross margin which is useful in offsetting the somewhat lower gross margin typically associated with the higher-end or widely distributed merchandise sold under well-known manufacturer brands.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

First quarter credit service charge revenues decreased to 1.4% of net sales from 1.8% in the prior year period. This reduction is due to the continuing trend toward more customer usage of financing alternatives, which allows for longer periods of free interest.

Selling, general and administrative expenses, as a percent of net sales, decreased to 40.9% for the three months ended March 31, 2002 from 42.7% in the prior year period. This reduction is attributed to emphasis on containing costs along with the increased sales volume which allows for the normal leveraging of fixed costs. The Company also experienced lower advertising costs associated with the printing of its newspaper inserts.

The provision for doubtful accounts, as a percent of net sales, was 0.7% for the first quarter of 2002, up slightly from 0.6% in the first quarter of 2001. Management expects that the provision will remain at this slightly higher level for the remainder of 2002.

Interest expense decreased $1.1 million and, as a percent of net sales to 1.2% for this first quarter from 1.9% in the prior period. This decrease is due primarily to a 15.8% decrease in the Company’s average debt level, and a reduction in the effective interest rate by 113 basis points.

The Company is consolidating its Atlanta, Georgia and Charlotte, North Carolina regional warehouses into a new distribution center in Braselton, Georgia. The Company will be vacating certain leased local market warehouses in September through March of next year. Included in other expenses is approximately $1.0 million for estimated unrecoverable costs for exiting these facilities.

Net income, as a percent of sales, was 3.8% for the first quarter of 2002 and 2.6% for the first quarter of 2001. Diluted earnings per share were $0.30 and $0.20, for the three months ended March 31, 2002, and 2001, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its operations and growth. Net cash provided by operating activities was $24.6 million during the first three months of 2002.

Investing activities used $5.3 million of cash during the three months ended March 31, 2002. Capital expenditures during the period were $4.7 million for new store construction and renovations, most of which will be completed later in the year.

Financing activities used $18.5 million of cash during the first quarter of 2002. The Company reduced its borrowings under its revolving and short-term borrowing facilities by $17.6 million, and made $2.2 million in long-term debt repayments.

The Company, during March 2002, replaced its $105 million revolving credit facilities and paid off a $25 million, short-term secured note. The new facilities, that were syndicated with six commercial banks, are unsecured and comprised of two revolving credit facilities totaling $80 million with a three and one-half year term and a $45 million, revolving note. The pricing for the replaced facilities was London Interbank Offering

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Rate (LIBOR) plus a varying amount based on a fixed charge coverage ratio. The pricing for the new facilities has higher spreads over LIBOR, reflecting the current general lending environment. The impact of these higher spreads is expected to increase the Company’s interest rate by approximately 125 basis points for its borrowings under these facilities. At March 31, 2002, borrowings under the revolving credit facilities were $72.4 million ($52.6 million unused) of which $65.6 million was classified as long-term debt.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure as determined by the interest rate environment with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (49.1% of total debt was fixed or interest rate protected as of March 31, 2002). The Company’s average effective interest rate on all borrowings (excluding capital leases) was 5.4% at March 31, 2002.

Capital expenditures in 2002 are presently expected to include the following: construction of a new replacement store in the Dallas/Ft. Worth market; remodeling of a purchased store in the Atlanta market; the remodeling of nine former Homelife stores; the exercise of purchase options on three leased locations; the purchase of equipment for new replacement distribution facilities; the purchase of trailers and equipment for shuttling prepped merchandise to local markets for home delivery; other real estate projects that will not be completed in 2002; and various information systems and software. The preliminary estimate of capital expenditures in 2002 is approximately $50 million. Funds available from operations, bank lines of credit and other financing transactions are expected to be adequate to finance the Company’s planned 2002 expenditures.

The Company’s capital expenditures for 2002 are expected to be funded in part by the proceeds from a sale-leaseback transaction that is expected to be completed during the second quarter of 2002. This transaction is expected to generate approximately $42 million in cash, resulting from the sale of 11 retail store locations. Management expects that the resulting increase in annual rent expense will be approximately $4 to $4.5 million for the initial lease term, largely offset by lower depreciation and interest expense.

SEASONALITY

Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In connection with the replacement of its revolving credit facilities, the Company modified its interest-rate swap agreements. The Company terminated $10 million in notional amounts of its $30 million swap agreement and incurred charges of approximately $272,000 which were recorded as interest expense. At March 31, 2002, the Company had two outstanding interest-rate swap agreements, each having a notional amount of $10 million and maturing September 30, 2005, at rates of 5.75% and 5.72%. Under the agreements, the Company makes payments at the fixed rate and receives payments at variable rates that are based on LIBOR, adjusted quarterly.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibit listed below is incorporated by reference into this report.

Exhibit
Number	Description of Exhibit

4.2	Credit Agreements dated March 27, 2002, among Haverty Furniture Companies, Inc., Havertys Credit Services, Inc. and The Lenders Listed Therein, Agented by SunTrust Bank.

(b) Report on Form 8-K.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: May 13, 2002	By:	/s/ Dennis L. Fink Dennis L. Fink, Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ Dan C. Bryant Dan C. Bryant, Vice President and Controller (principal accounting officer)

	By:	/s/ Jenny H. Parker Jenny H. Parker, Vice President, Secretary and Treasurer