Form 10-K/A
period 2001-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2002-06-28
CIK 216085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
(Title of class)

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ending December 31, 2001 as set forth below:

Part IV, Item 14(a)(3).

Exhibits.

Exhibit 99. The information required by Form 11-K with respect to the Haverty Furniture Companies, Inc. Thrift Plan (the “Plan”), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an annual report on Form 11-K for the Plan for the fiscal year ended December 31, 2001 in accordance with Rule 15d-21.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.

By:	/s/ Dennis L. Fink

Dennis L. Fink Executive Vice President and Chief Financial Officer (principal financial officer)

Date: June 28, 2002