Form 10-Q
period 2002-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2002-08-14
CIK 216085

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

    [ ]        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 1-14445


                       HAVERTY FURNITURE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


            MARYLAND                                            58-0281900
  ----------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


780 JOHNSON FERRY ROAD, SUITE 800, ATLANTA, GEORGIA                     30342
---------------------------------------------------                  ----------
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

         Yes  [X]      No  [ ]


       The number of shares outstanding of the registrant's two classes of $1 par value common stock as of August 8, 2002 were: Common Stock - 17,139,999 Class A Common Stock - 4,554,276.

                       HAVERTY FURNITURE COMPANIES, INC.

                                     INDEX


                                                                                                        Page No.
                                                                                                        --------

Part I.        Financial Information:

               Condensed Consolidated Balance Sheets -
                  June 30, 2002 and December 31, 2001                                                       1

               Condensed Consolidated Statements of Income -
                  Quarter and six months ended June 30, 2002 and 2001                                       3

               Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2002 and 2001                                                   4

               Condensed Consolidated Statements of Comprehensive Income -
                  Quarter and six months ended June 30, 2002 and 2001                                       5

               Notes to Condensed Consolidated Financial Statements                                         6

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                       7

               Quantitative and Qualitative Disclosure of Market Risk                                     10

Part II.       Other Information                                                                          11

                         PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------
               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              June 30         December 31
                                                               2002              2001
                                                             ---------        -----------

ASSETS

Current Assets
   Cash and cash equivalents                                 $   1,838         $     727

   Accounts receivable                                         162,597           192,685
   Less allowance for doubtful accounts                         (6,800)           (6,900)
                                                             ---------         ---------

                                                               155,797           185,785

   Inventories, at LIFO                                        111,803           103,662

   Other current assets                                         11,106            15,581
                                                             ---------         ---------


                                 Total Current Assets          280,544           305,755


Property and equipment                                         274,901           258,658
   Less accumulated depreciation and amortization             (116,927)         (112,259)
                                                             ---------         ---------

                                                               157,974           146,399


Deferred income taxes                                            6,919             6,640
Other assets                                                     2,971             2,111
                                                             ---------         ---------

                                                             $ 448,408         $ 460,905
                                                             =========         =========

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)


                                                                       June 30         December 31
                                                                        2002              2001
                                                                      ---------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                             $  13,500         $  25,000
   Accounts payable and accrued expenses                                 83,290            87,533
   Current portion of long-term debt and
     capital lease obligations                                           12,275            11,370
                                                                      ---------         ---------

                                     Total Current Liabilities          109,065           123,903

Long-term debt and capital lease obligations,
     less current portion                                               122,606           131,599

Other liabilities                                                         4,058             4,005

Stockholders' Equity
     Capital stock, par value $1 per share - -
       Preferred Stock, Authorized: 1,000 shares;
         Issued:  None
       Common Stock, Authorized:
         50,000 shares; Issued:  2002 - - 23,056;
         2001 - - 22,509 shares (including shares in treasury:
         2002 and 2001 - - 5,927 and 5,932, respectively)                23,056            22,509
       Convertible Class A Common Stock, Authorized:
         15,000 shares; Issued:  2002 - - 5,081 shares;
         2001 - - 5,247 shares (including shares in
         treasury:  2002 and 2001 - - 522)                                5,081             5,247
       Additional paid-in capital                                        40,472            37,396
       Retained earnings                                                203,358           195,119
       Accumulated other comprehensive income (loss)                     (1,162)             (697)
                                                                      ---------         ---------
                                                                        270,805           259,574

       Less cost of Common Stock and
         Convertible Class A Common Stock in treasury                   (58,126)          (58,176)
                                                                      ---------         ---------

                                                                        212,679           201,398
                                                                      ---------         ---------

                                                                      $ 448,408         $ 460,905
                                                                      =========         =========


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                        Quarter Ended                       Six Months Ended
                                                           June 30                               June 30
                                                ---------------------------           ---------------------------
                                                  2002              2001                2002               2001
                                                --------          ---------           --------          ---------

Net sales                                       $164,892          $ 152,116           $339,845          $ 319,715
Cost of goods sold                                86,734             79,855            177,431            167,963
                                                --------          ---------           --------          ---------

   Gross profit                                   78,158             72,261            162,414            151,752

Credit service charges                             2,151              2,834              4,534              5,888
                                                --------          ---------           --------          ---------

     Gross profit and other revenue               80,309             75,095            166,948            157,640

Expenses:
   Selling, general and administrative            71,373             67,373            142,967            138,868
   Interest                                        1,799              2,761              3,839              5,925
   Provision for doubtful accounts                   962                968              2,149              1,979

     Other expense (income), net                     187                (65)             1,237                 (2)
                                                --------          ---------           --------          ---------
                                                  74,321             71,037            150,192            146,770
                                                --------          ---------           --------          ---------

   Income before income taxes                      5,988              4,058             16,756             10,870

Income taxes                                       2,246              1,495              6,284              4,000
                                                --------          ---------           --------          ---------

   Net income                                   $  3,742          $   2,563           $ 10,472          $   6,870
                                                ========          =========           ========          =========


Weighted average common shares - basic            21,631             20,936             21,519             20,872
Weighted average diluted common shares            22,388             21,460             22,321             21,402

Basic earnings per share                        $   0.17          $    0.12           $   0.49          $    0.33
                                                ========          =========           ========          =========
Diluted earnings per share                      $   0.17          $    0.12           $   0.47          $    0.32
                                                ========          =========           ========          =========


Cash dividends per common share:
   Common Stock                                 $ 0.0525          $  0.0525           $  0.105          $   0.105
   Class A Common Stock                         $ 0.0500          $  0.0500           $  0.100          $   0.100


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Six Months Ended June 30
                                                                          -----------------------------
                                                                            2002                 2001
                                                                          --------             --------

Operating Activities
     Net income                                                           $ 10,472             $  6,870
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                       7,837                8,138
         Provision for doubtful accounts                                     2,149                1,979
         Gain on sale of property and equipment                                (13)                 (43)
                                                                          --------             --------

                                                      Subtotal              20,445               16,944

         Changes in operating assets and liabilities:
           Accounts receivable                                              27,839               18,225
           Inventories                                                      (8,141)                (444)
           Other current assets                                              4,475               (1,876)
           Accounts payable and accrued expenses                            (4,987)             (18,442)
                                                                          --------             --------

                     Net cash provided by operating activities              39,631               14,407
                                                                          --------             --------

Investing Activities
     Purchases of property and equipment                                   (19,434)             (13,068)
     Proceeds from sale of property and equipment                               35                  468
     Other investing activities                                               (860)                  97
                                                                          --------             --------

                         Net cash used in investing activities             (20,259)             (12,503)
                                                                          --------             --------

Financing Activities
     Net (decrease) increase in borrowings under
       revolving credit facilities                                         (14,000)               1,700
     Payments on long-term debt and capital lease obligations               (5,588)              (5,601)
     Proceeds from exercise of stock options                                 3,409                1,432
     Dividends paid                                                         (2,233)              (2,168)
     Other financing activities                                                151                  607
                                                                          --------             --------

                         Net cash used in financing activities             (18,261)              (4,030)
                                                                          --------             --------

Increase (decrease) in cash and cash equivalents                             1,111               (2,127)
Cash and cash equivalents at beginning of period                               727                3,256
                                                                          --------             --------

Cash and cash equivalents at end of period                                $  1,838             $  1,129
                                                                          ========             ========


See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                   Quarter Ended                        Six Months Ended
                                                                      June 30                                June 30
                                                            --------------------------            ----------------------------
                                                              2002               2001               2002                2001
                                                            -------             ------            --------             -------

Net income                                                  $ 3,742             $2,563            $ 10,472             $ 6,870

Other comprehensive income:(1)
   Cumulative effect of adopting SFAS 133                        --                 --                                      53
   Change in fair value of derivatives accounted
        for as hedges                                          (822)                --                (465)               (377)
                                                            -------             ------            --------             -------

   Total other comprehensive income (loss)                     (822)                --                (465)               (324)
                                                            -------             ------            --------             -------

Comprehensive income                                        $ 2,920             $2,563            $ 10,007             $ 6,546
                                                            =======             ======            ========             =======

(1)      Components of comprehensive income are reported net of related taxes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause the Company's actual results to differ materially from the anticipated results described in the Company's forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); conditions affecting the availability and affordability of retail real estate sites; the ability to attract, train and retain highly qualified associates to staff corporate positions, existing and new stores and distribution facilities; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.


RESULTS OF OPERATIONS

Net sales for the second quarter and six months ended June 30, 2002, increased 8.4% and 6.3% over the same periods for 2001, respectively. Comparable-store sales increased 6.6% and 4.9% for the second quarter and six-month period, respectively. A store's results are included in the comparable-store sales computation beginning with the one-year anniversary of its opening, expansion, or the date when it was otherwise non-comparable. Management believes that the increase is indicative of many consumers fulfilling desires to purchase home furnishings which were deferred in the prior year. Recent unsettling economic news, coupled with reluctance by consumers to spend discretionary sums as their stock market wealth declines, may cause some consumers to postpone big ticket purchases such as furniture over the next few months. The Company has continued to provide a consistent and effective message of the Company's breadth of fashionable merchandise in its advertising rather than marketing a variety of promotional opportunities. Management believes that the merchandising and advertising of well-known brand name products and accessory items selected to appeal to its customer base have improved sales for all of the Company's merchandise, including its own private-label products.

Gross profit, as a percent of sales, was 47.4% for the second quarter of 2002 compared to 47.5% for the comparable period of 2001 and 47.8% compared to 47.5% for the six months ended June 30, 2002 and 2001, respectively. The decrease in the second quarter of 2002 was caused largely by closeouts from store relocations and remodelings. Management believes that the decline was partly offset by the impact of increasing the mix of products imported from Asia and the Havertys brand products, since these items generally carry a modestly higher gross margin. The Company expanded its private-label merchandise line from approximately 18% of items selected for inclusion in the Company's core assortment at the end of the first quarter of 2001 to 30% at the end of the first quarter of 2002.

Second quarter credit service charge revenues decreased to 1.3% of net sales from 1.9% in the prior year period. This reduction is due to the continuing trend toward more customer usage of financing alternatives, offered by or through the Company, which allow for longer periods of free interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Selling, general and administrative expenses, as a percent of net sales, decreased to 43.3% from 44.3% for the quarter and to 42.1% from 43.4% for the six months ended June 30 as compared to the prior year periods. This reduction is attributed to emphasis on containing costs along with the increased sales volume which allows for the normal leveraging of fixed costs. During the second quarter of 2002, the Company incurred and recorded expenses of approximately $1.5 million associated with the planned openings of ten new stores and three distribution facilities. These additional expenses were offset in part by reduced advertising costs. Lower paper prices during the period significantly reduced the cost of the Company's newspaper inserts and mailers, which are an important part of the Company's overall advertising media mix.

The provision for doubtful accounts, as a percent of net sales, was 0.6% for the second quarter and first six months of 2002 and 2001. Management does not expect the provision to vary much from this rate for the remainder of 2002. The impact of a possible difficult economic environment is likely to be offset by a lower overall level of accounts receivable due to the outsourcing of one credit program late last year.

Interest expense decreased $1 million and $2.1 million for the quarter and the six months ended June 30, 2002 periods. This is due to a 20.6% and 17.5% decrease in the Company's average debt level and a reduction in the effective interest rate by 60 and 90 basis points in the comparable periods.

Net income, as a percent of sales, was 2.3% and 1.7% for the second quarter and 3.1% and 2.2% for the six months ended June 30, 2002 and 2001, respectively. Diluted earnings per share were $0.17 and $0.12 for the second quarter and $0.47 and $0.32 for the six months ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its operations and growth. Net cash provided by operating activities was $39.6 million during the first six months of 2002 versus only $14.4 million for the same period last year. Accounts receivable during the first six months decreased at a faster pace than in the prior year. During 2001, accounts payable decreased during the first half of the year since purchases were reduced in reaction to slower sales.

Investing activities used $20.3 million of cash during the six months ended June 30, 2002. Capital expenditures during the period were $19.4 million for new store construction and renovations, most of which will be completed in the third quarter.

Financing activities used $18.3 million of cash during the first half of 2002. The Company reduced its borrowings under its revolving and short-term credit facilities by $14 million, and made $5.6 million in long-term debt repayments.

The Company has two revolving credit facilities totaling $80 million with three and one-half year terms and a $45 million short-term revolving note. These unsecured facilities were syndicated with six commercial banks and accrue interest at LIBOR plus a spread which is based on a fixed charge coverage ratio. At June 30, 2002, borrowings under the facilities were $76.0 million of which $62.5 million was classified as long-term debt. The Company has used $3.6 million of availability for letters of credit and accordingly at June 30, 2002, there was $45.4 million of unused borrowing capacity under these facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions such as private placements of senior notes, sale/leasebacks and mortgage financings are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure as determined by the interest rate environment with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (47.4% of total debt was fixed or interest rate protected as of June 30, 2002). The Company's average effective interest rate on all borrowings (excluding capital leases) was 5.3% at June 30, 2002.

Capital expenditures for the remainder of 2002 are presently expected to include the following: construction of a new replacement store in the Dallas/Ft. Worth market; the remodeling of one existing Haverty store and six former Homelife stores; the exercise of purchase options on three leased locations; the purchase of equipment for new replacement distribution facilities; the purchase of trailers and equipment for shuttling prepped merchandise to local markets for home delivery; other real estate projects that will not be completed in 2002; and various information systems and software. The preliminary estimate for these second half 2002 capital expenditures is approximately $34 million.

The Company's remaining capital expenditures for 2002 will be funded by the proceeds from a sale-leaseback transaction that was completed during the third quarter of 2002. This transaction generated approximately $41.8 million from the sale of 11 retail store locations. Management expects that the resulting increase in rent expense will average approximately $4.6 million annually for the initial 20-year lease term, largely offset by lower depreciation and interest expense. Management expects proceeds from the third quarter 2002 sales of warehouse facilities to be exited will be approximately $7 million.


SEASONALITY

Although the Company does not consider its business to be seasonal, sales are somewhat higher in the second half of the year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


At June 30, 2002, the Company had two outstanding interest-rate swap agreements, each having a notional amount of $10 million at rates of 5.75% and 5.72% and maturing September 30, 2005. Under the agreements, the Company makes payments at the fixed rate and receives payments at variable rates that are based on LIBOR, adjusted quarterly.

The Company also had at June 30, 2002, an outstanding Treasury lock agreement having a notional amount of $25 million at a base Treasury yield of 5.27% and terminating during the third quarter of 2002. This instrument was related to the sale-leaseback transaction which was also completed in the third quarter. Under the agreement, the Company makes payments if the yield at termination is below the base Treasury yield and receives payment if the Treasury return increases above the base Treasury yield.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The 2002 Annual Meeting of Stockholders of the Company was held on May 7, 2002.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

         L. Phillip Humann
         John T. Glover
         Mylle B. Mangum
         Fred L. Schuermann

The number of votes cast "for" or "withheld" was as follows: Mr. Humann: For = 12,070,714, Withheld = 276,807; Mr. Glover: For = 8,934,735, Withheld =
3,412,786; Ms. Mangum: For = 12,143,189, Withheld = 204,332; Mr. Schuermann:
For = 12,143,134, Withheld = 204,387.

The holders of Class A Common Stock elected the following persons to serve for a term of one year and until their successors are elected:

         Rawson Haverty, Sr.                 Rawson Haverty, Jr.
         Clarence H. Ridley                  Frank S. McGaughey, III
         Fred J. Bates                       M. Tony Wilkerson
         John E. Slater, Jr.                 Vicki R. Palmer
         Clarence H. Smith

The number of votes cast by the holders of Class A Common Stock was as follows for each of the following nominees: Mr. Haverty, Sr., Mr. McGaughey and Ms.
Palmer: For = 3,959,741, Withheld = -0-; for each of the remaining nominees:
For = 3,920,989, Withheld = 38,752.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits filed with this report.


           Exhibit
           Number        --  Description of Exhibit

             99.1            Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                                    HAVERTY FURNITURE COMPANIES, INC.
                                    (Registrant)


Date   August 14, 2002              By: /s/   Dennis L. Fink
     ------------------                ----------------------------------------
                                       Dennis L. Fink,
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)


                                    By: /s/   Dan C. Bryant
                                       ----------------------------------------
                                       Dan C. Bryant,
                                       Vice President and Controller
                                       (principal accounting officer)


                                    By: /s/   Jenny H. Parker
                                       ----------------------------------------
                                       Jenny H. Parker,
                                       Vice President,
                                       Secretary and Treasurer