Form 10-Q
period 2002-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2002-11-14
CIK 216085

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                              ------------------
                                       OR

   [ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 1-14445
                                                -------

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


          ------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]      No [ ]

         The number of shares outstanding of the registrant's two classes of $1 par value common stock as of October 31, 2002 were: Common Stock - 17,198,558 Class A Common Stock - 4,536,076.

                       HAVERTY FURNITURE COMPANIES, INC.

                                     INDEX

                                                                                                          Page No.
                                                                                                          --------
PART I.      FINANCIAL INFORMATION:

   Item 1.   Financial Statements -

               Condensed Consolidated Balance Sheets -
                  September 30, 2002 and December 31, 2001                                                    1

               Condensed Consolidated Statements of Income -
                  Quarter and nine months ended September 30, 2002 and 2001                                   3

               Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2002 and 2001                                               4

               Condensed Consolidated Statements of Comprehensive Income -
                  Quarter and nine months ended September 30, 2002 and 2001                                   5

               Notes to Condensed Consolidated Financial Statements                                           6

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                            7

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk                                          11

   Item 4.   Controls and Procedures                                                                         11

PART II.     OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K                                                                12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                         September 30      December 31
                                                             2002              2001
                                                          ---------         ---------

ASSETS

Current Assets
   Cash and cash equivalents                              $   7,057         $     727

   Accounts receivable                                      144,141           192,685
   Less allowance for doubtful accounts                      (6,300)           (6,900)
                                                          ---------         ---------

                                                            137,841           185,785

   Inventories, at LIFO                                     116,947           103,662

   Other current assets                                      16,550            15,581
                                                          ---------         ---------

               Total Current Assets                         278,395           305,755

Property and equipment                                      236,607           258,658
Less accumulated depreciation and amortization             (107,206)         (112,259)
                                                          ---------         ---------

                                                            129,401           146,399

Deferred income taxes                                         7,673             6,640
Other assets                                                  3,141             2,111
                                                          ---------         ---------

                                                          $ 418,610         $ 460,905
                                                          =========         =========

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                                       September  30      December 31
                                                                            2002             2001
                                                                         ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                                $   9,300         $  25,000
   Accounts payable and accrued expenses                                    97,619            87,533
   Current portion of long-term debt and
     capital lease obligations                                              11,615            11,370
                                                                         ---------         ---------

                   Total Current Liabilities                               118,534           123,903

Long-term debt and capital lease obligations,
   less current portion                                                     75,460           131,599

Other liabilities                                                            8,223             4,005

Stockholders' Equity
     Capital stock, par value $1 per share --
       Preferred Stock, Authorized: 1,000 shares;
         Issued: None
       Common Stock, Authorized:
         50,000 shares; Issued: 2002 -- 23,110;
         2001 -- 22,509 shares (including shares in treasury:
         2002 and 2001 -- 5,927 and 5,932, respectively)                    23,110            22,509
       Convertible Class A Common Stock, Authorized:
         15,000 shares; Issued:  2002 -- 5,060 shares;
         2001 -- 5,247 shares (including shares in
         treasury: 2002 and 2001 -- 522)                                     5,060             5,247
       Additional paid-in capital                                           40,727            37,396
       Retained earnings                                                   208,042           195,119
       Accumulated other comprehensive income (loss)                        (2,420)             (697)
                                                                         ---------         ---------
                                                                           274,519           259,574

       Less cost of Common Stock and
         Convertible Class A Common Stock in treasury                      (58,126)          (58,176)
                                                                         ---------         ---------

                                                                           216,393           201,398
                                                                         ---------         ---------

                                                                         $ 418,610         $ 460,905
                                                                         =========         =========

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                         Quarter Ended                    Nine Months Ended
                                                          September 30                       September 30
                                                  ---------------------------         ---------------------------

                                                    2002              2001              2002              2001
                                                  ---------         ---------         ---------         ---------
Net sales                                         $ 175,680         $ 170,645         $ 515,525         $ 490,359
Cost of goods sold                                   91,044            89,022           268,475           256,985
                                                  ---------         ---------         ---------         ---------

   Gross profit                                      84,636            81,623           247,050           233,374

Credit service charges                                2,148             2,711             6,682             8,599
                                                  ---------         ---------         ---------         ---------

   Gross profit and other revenue                    86,784            84,334           253,732           241,973

Expenses:
   Selling, general and administrative               79,379            72,268           222,346           211,135
   Interest                                           1,487             2,134             5,326             8,059
   Provision for doubtful accounts                      629               943             2,778             2,922
   Other (income) expense, net                       (4,165)             (112)           (2,928)             (114)
                                                  ---------         ---------         ---------         ---------
                                                     77,330            75,233           227,522           222,002
                                                  ---------         ---------         ---------         ---------

   Income before income taxes                         9,454             9,101            26,210            19,971

Income taxes                                          3,545             3,490             9,829             7,490
                                                  ---------         ---------         ---------         ---------

   Net income                                     $   5,909         $   5,611         $  16,381         $  12,481
                                                  =========         =========         =========         =========

Weighted average common shares - basic               21,693            21,058            21,578            20,935
Weighted average diluted common shares               21,994            21,528            22,213            21,445

Basic earnings per share                          $    0.27         $    0.27         $    0.76         $    0.60
                                                  =========         =========         =========         =========
Diluted earnings per share                        $    0.27         $    0.26         $    0.74         $    0.58
                                                  =========         =========         =========         =========

Cash dividends per common share:
   Common Stock                                   $  0.0575         $  0.0525         $  0.1625         $  0.1575
   Class A Common Stock                           $  0.0525         $  0.0500         $  0.1525         $  0.1500

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Nine Months Ended September 30
                                                                              ------------------------------

                                                                                 2002               2001
                                                                              ----------         ---------
Operating Activities
     Net income                                                                $  16,381         $  12,481
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                            11,739            12,109
         Provision for doubtful accounts                                           2,778             2,922
         Gain on sale of property and equipment                                   (3,760)              (29)
                                                                               ---------         ---------

                                                  Subtotal                        27,138            27,483

         Changes in operating assets and liabilities:
           Accounts receivable                                                    45,166            10,546
           Inventories                                                           (13,285)           (2,720)
           Other current assets                                                     (969)           (2,000)
           Accounts payable and accrued expenses                                  10,086               859
                                                                               ---------         ---------

                Net cash provided by operating activities                         68,136            34,168
                                                                               ---------         ---------

Investing Activities
     Purchases of property and equipment                                         (35,856)          (18,161)
     Proceeds from sale-leaseback transaction                                     41,485                --
     Proceeds from sale of property and equipment                                  6,828               502
     Other investing activities                                                   (1,030)              128
                                                                               ---------         ---------

                Net cash provided by (used in) investing activities               11,427           (17,531)
                                                                               ---------         ---------

Financing Activities
     Net (decrease) increase in borrowings under
       revolving credit facilities                                               (63,700)           (9,900)
     Payments on long-term debt and capital lease obligations(                    (7,894)           (7,252)
     Proceeds from exercise of stock options                                       3,745             2,281
     Dividends paid                                                               (3,458)           (3,263)
     Other financing activities                                                   (1,926)               58
                                                                               ---------         ---------

                         Net cash used in financing activities                   (73,233)          (18,076)
                                                                               ---------         ---------

Increase (decrease) in cash and cash equivalents                                   6,330            (1,439)
Cash and cash equivalents at beginning of period                                     727             3,256
                                                                               ---------         ---------

Cash and cash equivalents at end of period                                     $   7,057         $   1,817
                                                                               =========         =========

See notes to condensed consolidated financial statements.

               HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                 Quarter Ended                    Nine Months Ended
                                                                  September 30                       September 30
                                                            -------------------------         -------------------------

                                                              2002             2001             2002             2001
                                                            --------         --------         --------         --------
Net income                                                  $  5,909         $  5,611         $ 16,381         $ 12,481

Other comprehensive income:(1)
   Cumulative effect of adopting SFAS 133                         --               --               --               53
   Change in fair value of derivatives accounted
        for as hedges                                         (1,258)            (420)          (1,723)            (797)
                                                            --------         --------         --------         --------

   Total other comprehensive income (loss)                    (1,258)            (420)          (1,723)            (744)
                                                            --------         --------         --------         --------

Comprehensive income                                        $  4,651         $  5,191         $ 14,658         $ 11,737
                                                            ========         ========         ========         ========

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

RESULTS OF OPERATIONS

Net sales for the third quarter and nine months ended September 30, 2002, increased 3.0% and 5.1% over the same periods in 2001, respectively. Comparable-store sales increased 0.3% and 3.3% for the third quarter and nine-month period, respectively.
 A store's results are included in the comparable-store sales computation beginning with the one-year anniversary of its opening, expansion, or the date when it was otherwise non-comparable. Consumers are continuing to be influenced by concerns over the economy, the equity markets and hostilities in the Middle East. These concerns have caused many consumers to postpone some big ticket purchases such as furniture. Management believes it is best to continue to provide a consistent message of the Company's breadth of fashionable merchandise in its advertising rather than marketing a variety of discount and promotional opportunities and risk losing its pricing integrity with its customers.

Gross profit, as a percent of sales, was 48.2% for the third quarter of 2002 versus 47.8% for the comparable period of 2001 and 47.9% compared to 47.6% for the nine months ended September 30, 2002 and 2001, respectively. Management believes that the increase in margins is attributable to an increase in the mix of products imported from Asia and the Havertys brand products, since these items generally carry a modestly higher gross margin. The Company expanded its private-label merchandise line from approximately 18% of items selected for inclusion in the Company's core assortment at the end of the first quarter of 2001 to 30% at the end of the third quarter of 2002.

Third quarter credit service charge revenues decreased to 1.2% of net sales from 1.6% in the prior year period. This reduction is due to the continuing trend toward more customer usage of financing alternatives, offered by or through the Company, which allow for longer periods of free interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

Selling, general and administrative expenses, as a percent of net sales, increased to 45.2% from 42.3% for the third quarter and were unchanged at 43.1% for the nine months ended September 30 as compared to the prior year periods. During the third quarter of 2002, the Company incurred and recorded expenses of approximately $3.1 million associated with the openings of seven new stores and two distribution facilities.

The provision for doubtful accounts, as a percent of net sales, was 0.4% for the third quarter and 0.5% for the nine months ended September 30, 2002. Management does not expect the provision to vary much from this rate for the remainder of 2002. The impact of a possible difficult economic environment is likely to be offset by a lower overall level of accounts receivable due to the outsourcing of one credit program late last year.

Interest expense decreased $0.6 million for the quarter and $2.7 million for the nine months ended September 30, 2002. This is due to a 29.4% and 22.0% decrease in the Company's average debt level and a decrease in the effective interest rate by 10 and 90 basis points in the comparable periods.

Other income includes $3.7 million related to fixed assets, primarily gains from the sale of two vacated warehouses.

Net income, as a percent of sales, was 3.4% and 3.3% for the third quarter, and 3.2% and 2.6% for the nine months ended September 30, 2002 and 2001, respectively. Diluted earnings per share were $0.27 and $0.26 for the third quarter and $0.74 and $0.58 for the nine months ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has historically used internally generated funds, bank borrowings and private placements with institutions to finance its operations and growth. Net cash provided by operating activities was $68.1 million during the first nine months of 2002 versus only $34.2 million for the same period last year. Accounts receivable during the first nine months decreased at a faster pace than in the prior year due to the outsourcing to a third-party finance company of one credit program offered to customers. During 2001, accounts payable increased only in the latter part of the first nine months since purchases had been previously reduced in reaction to slower sales.

Investing activities provided $11.4 million during the nine months ended September 30, 2002. Capital expenditures during the period were $35.9 million for new store construction and renovations and for distribution facilities. The Company used the proceeds from a sale-leaseback transaction to finance a portion of its store and distribution expansion. Proceeds from this transaction, which was completed in the third quarter, totaled $41.5 million. The resulting lease is being accounted for as an operating lease and the deferred gain of $3.4 million is being amortized over the lease term. The Company also sold two of its vacated warehouses, which generated proceeds of approximately $6.8 million.

Financing activities used $73.2 million of cash during the nine months ended September 30, 2002. The Company reduced its borrowings under its revolving and short-term credit facilities by $63.7 million, and made $7.9 million in long-term debt repayments.

The Company has two revolving credit facilities totaling $80 million with three and one-half year terms and a $45 million short-term revolving note. These unsecured facilities were syndicated with six commercial banks and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

accrue interest at LIBOR plus a spread which is based on a fixed charge coverage ratio. At September 30, 2002, borrowings under the facilities were $26.3 million, of which $17.0 million was classified as long-term debt. The Company has used $3.6 million of availability for letters of credit and, accordingly, at September 30, 2002, there was $95.1 million of unused borrowing capacity under these facilities.

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as private placements of senior notes, sale/leasebacks and mortgage financings, are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure as determined by the interest rate environment with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (72% of total debt was fixed or interest rate protected as of September 30, 2002). The Company's average effective interest rate on all borrowings (excluding capital leases) was 6.0% at September 30, 2002.

Capital expenditures for the remainder of 2002 are expected to be approximately $20 million. The preliminary estimate for 2003 capital expenditures is approximately $32 million. These expenditures are presently expected to include the following: construction of a new store in the San Antonio market; the remodeling of one existing Haverty store and two former big-box retail stores; the exercise of a purchase option on one leased location; the initial construction costs for a new retail location and home delivery center; the purchase of trailers and equipment for shuttling prepped merchandise to local markets for home delivery; and various information systems and software.

The Company funded a portion of its store development program through a sale-leaseback transaction that was completed during the third quarter of 2002. This transaction generated approximately $41.5 million from the sale of 11 retail store locations. Management expects that the resulting increase in rent expense will average approximately $4.4 million annually for the initial 20-year lease term, largely offset by lower depreciation and interest expense. Management expects additional funding for capital expenditures of approximately $1.4 million will be generated during the remainder of 2002 from the sale of an exited warehouse facility. Additional warehouse facilities are expected to be exited and made available for sale in 2003 and 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

The following summarizes the approximate amounts of the Company's contractual obligations and com-mercial commitments as of September 30, 2002:

                                                                       Payments Due by Period
                                                                           (in thousands)
                                              ------------------------------------------------------------------------
                                                             Less Than                                         After
 Contractual Obligations                        Total          l Year        1-3 Years        4-5 Years       5 Years
----------------------------------------------------------------------------------------------------------------------
Short-term debt                               $  9,300        $  9,300        $     --        $     --        $     --
Long-term debt(a)                               85,697          11,531          24,660          21,457          28,049
Capital lease obligations                        1,378              84             168             184             942
Operating leases(b),(c)                        279,514          26,601          61,691          44,282         146,940
----------------------------------------------------------------------------------------------------------------------

Total contractual cash obligations            $375,889        $ 47,516        $ 86,519        $ 65,923        $175,931
----------------------------------------------------------------------------------------------------------------------

(a) - Includes $17,000 of borrowings under revolving credit facilities excluded from short-term borrowings as this amount is expected to be outstanding for an uninterrupted period during the next 12 months. Since the revolving credit facilities are expected to be renewed, the repayment is presented as after five years.

(b) - Included in these lease obligations are the full amount of the lease payments related to $38 million in construction and lease facilities that were used for the development of the Company's Dallas, Texas regional distribution facility and seven retail locations. Since the resulting leases are operating leases, no debt obligation is recorded on the Company's balance sheet. These facilities contain residual guarantee provisions and guarantees under events of default. Although management believes the likelihood of funding to be remote, the maximum guarantee obligation under these facilities is approximately $38 million at September 30, 2002.

(c) - Lease obligations have not been reduced for minimum sublease rentals, which approximate $8 million.

                                                         Amount of Commitment Expiration Per Period
                                                                      (in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                         Less Than                                        Over
Other Commercial Commitments            Committed         1 Year        1-3 Years       4-5 Years        5 Years
-----------------------------------------------------------------------------------------------------------------
Lines of credit(a)                       $ 95,115        $ 45,000        $ 50,115        $     --        $     --
-----------------------------------------------------------------------------------------------------------------

(a) - Represents unused balance of the Company's $125 million revolving credit facilities. Amounts are reduced for outstanding letters of credit of $3,585. Standby letters of credit are provided to insurers and have terms of one year or less but have automatic renewal options at which time they may change based on the insurers' requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 30, 2002, the Company had two outstanding interest-rate swap agreements, each having a notional amount of $10 million at rates of 5.75% and 5.72% and maturing September 30, 2005. Under the agreements, the Company makes payments at the fixed rate and receives payments at variable rates that are based on LIBOR, adjusted quarterly.

The Company also had a Treasury lock agreement having a notional amount of $25 million at a base Treasury yield of 5.27% which was terminated during the third quarter of 2002. This instrument was related to the sale-leaseback transaction which was also completed in the third quarter. The Company made a $2.0 million payment since the yield at termination was below the base Treasury yield. This amount is being amortized over the term of the lease.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed with this report.

         Exhibit
         Number      --    Description of Exhibit
         -------           ----------------------

          10.1       --    Lease Agreement and its First and Second Amendments dated July 26, 2001,
                           November 2001 and July 29, 2002, respectively, between Haverty Furniture
                           Companies, Inc., as Tenant and John W. Rooker, LLC, as Landlord.

          10.2       --    Contract of Sale dated August 6, 2002 between Haverty Furniture Companies,
                           Inc., as Seller and HAVERTACQ11 LLC, as Purchaser.

          10.3       --    Lease Agreement dated August 6, 2002 between Haverty Furniture Companies,
                           Inc., as Tenant and HAVERTACQ11 LLC, as Landlord.

          99.1       --    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

             None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HAVERTY FURNITURE COMPANIES, INC.
                                                (Registrant)



Date  November 14, 2002                By: /s/ Dennis L. Fink
     ------------------------              ------------------------------------
                                           Dennis L. Fink,
                                           Executive Vice President and
                                           Chief Financial Officer

                                 CERTIFICATIONS

I, John E. Slater, Jr., Chief Executive Officer, of Haverty Furniture Companies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Haverty Furniture Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                 By: /s/ John E. Slater, Jr.
      ---------------------                -----------------------------------
                                           John E. Slater, Jr.
                                           Chief Executive Officer

I, Dennis L. Fink, Executive Vice President and Chief Financial Officer, of Haverty Furniture Companies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Haverty Furniture Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                By: /s/ Dennis L. Fink
     ----------------------                -----------------------------------
                                           Dennis L. Fink
                                           Executive Vice President and
                                           Chief Financial Officer