Form 10-Q/A
period 2002-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2002-12-11
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

     Yes X   No

     The number of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 31, 2002 were: Common Stock – 17,198,558 Class A Common Stock – 4,536,076.

     Explanatory Note:

This Form 10-Q/A is filed to amend a clerical error in Item 2. Management’s Discussion and Analysis of Financial Condition for the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002. In the sixth paragraph of “Liquidity and Sources of Capital”, the first sentence incorrectly states, “Capital expenditures for the remainder of 2002 are expected to be approximately $20 million.” The correct amount for capital expenditures for the remainder of 2002 is approximately $11 million and is consistent with comments made by Management during the regular quarterly earnings conference call on October 24, 2002. The corrected sentence appears below.

H A V E R T Y   F U R N I T U R E   C O M P A N I E S,   I N C.

I N D E X

Page No.

Part I. Financial Information:
Item 1. Financial Statements –
Condensed Consolidated Balance Sheets – September 30, 2002 and December 31, 2001	1
Condensed Consolidated Statements of Income – Quarter and nine months ended September 30, 2002 and 2001	3
Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2002 and 2001	4
Condensed Consolidated Statements of Comprehensive Income – Quarter and nine months ended September 30, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosure of Market Risk	11
Item 4. Controls and Procedures	11
Part II. Other Information:
Item 6. Exhibits and Reports on Form 8-K	12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30	December 31
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$7,057	$727
Accounts receivable	144,141	192,685
Less allowance for doubtful accounts	(6,300)	(6,900)

	137,841	185,785
Inventories, at LIFO	116,947	103,662
Other current assets	16,550	15,581

Total Current Assets	278,395	305,755
Property and equipment	236,607	258,658
Less accumulated depreciation and amortization	(107,206)	(112,259)

	129,401	146,399
Deferred income taxes	7,673	6,640
Other assets	3,141	2,111

	$418,610	$460,905

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30	December 31
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$9,300	$25,000
Accounts payable and accrued expenses	97,619	87,533
Current portion of long-term debt and capital lease obligations	11,615	11,370

Total Current Liabilities	118,534	123,903
Long-term debt and capital lease obligations, less current portion	75,460	131,599
Other liabilities	8,223	4,005
Stockholders’ Equity
Capital stock, par value $1 per share - -
Preferred Stock, Authorized: 1,000 shares;
Issued: None
Common Stock, Authorized:
50,000 shares; Issued: 2002 - - 23,110;
2001 - - 22,509 shares (including shares in treasury:
2002 and 2001 - - 5,927 and 5,932, respectively)	23,110	22,509
Convertible Class A Common Stock, Authorized:
15,000 shares; Issued: 2002 - - 5,060 shares; 2001 - - 5,247 shares (including shares in treasury: 2002 and 2001 - - 522)	5,060	5,247
Additional paid-in capital	40,727	37,396
Retained earnings	208,042	195,119
Accumulated other comprehensive income (loss)	(2,420)	(697)

	274,519	259,574
Less cost of Common Stock and Convertible Class A Common Stock in treasury	(58,126)	(58,176)

	216,393	201,398

	$418,610	$460,905

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net sales	$175,680	$170,645	$515,525	$490,359
Cost of goods sold	91,044	89,022	268,475	256,985

Gross profit	84,636	81,623	247,050	233,374
Credit service charges	2,148	2,711	6,682	8,599

Gross profit and other revenue	86,784	84,334	253,732	241,973
Expenses:
Selling, general and administrative	79,379	72,268	222,346	211,135
Interest	1,487	2,134	5,326	8,059
Provision for doubtful accounts	629	943	2,778	2,922
Other (income) expense, net	(4,165)	(112)	(2,928)	(114)

	77,330	75,233	227,522	222,002

Income before income taxes	9,454	9,101	26,210	19,971
Income taxes	3,545	3,490	9,829	7,490

Net income	$5,909	$5,611	$16,381	$12,481

Weighted average common shares — basic	21,693	21,058	21,578	20,935
Weighted average diluted common shares	21,994	21,528	22,213	21,445
Basic earnings per share	$0.27	$0.27	$0.76	$0.60

Diluted earnings per share	$0.27	$0.26	$0.74	$0.58

Cash dividends per common share:
Common Stock	$0.0575	$0.0525	$0.1625	$0.1575
Class A Common Stock	$0.0525	$0.0500	$0.1525	$0.1500

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30

	2002	2001

Operating Activities
Net income	$16,381	$12,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,739	12,109
Provision for doubtful accounts	2,778	2,922
Gain on sale of property and equipment	(3,760)	(29)

Subtotal	27,138	27,483
Changes in operating assets and liabilities:
Accounts receivable	45,166	10,546
Inventories	(13,285)	(2,720)
Other current assets	(969)	(2,000)
Accounts payable and accrued expenses	10,086	859

Net cash provided by operating activities	68,136	34,168

Investing Activities
Purchases of property and equipment	(35,856)	(18,161)
Proceeds from sale-leaseback transaction	41,485	—
Proceeds from sale of property and equipment	6,828	502
Other investing activities	(1,030)	128

Net cash provided by (used in) investing activities	11,427	(17,531)

Financing Activities
Net (decrease) increase in borrowings under revolving credit facilities	(63,700)	(9,900)
Payments on long-term debt and capital lease obligations	(7,894)	(7,252)
Proceeds from exercise of stock options	3,745	2,281
Dividends paid	(3,458)	(3,263)
Other financing activities	(1,926)	58

Net cash used in financing activities	(73,233)	(18,076)

Increase (decrease) in cash and cash equivalents	6,330	(1,439)
Cash and cash equivalents at beginning of period	727	3,256

Cash and cash equivalents at end of period	$7,057	$1,817

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net income	$5,909	$5,611	$16,381	$12,481
Other comprehensive income:(1)
Cumulative effect of adopting SFAS 133	—	—	—	53
Change in fair value of derivatives accounted for as hedges	(1,258)	(420)	(1,723)	(797)

Total other comprehensive income (loss)	(1,258)	(420)	(1,723)	(744)

Comprehensive income	$4,651	$5,191	$14,658	$11,737

(1)	Components of comprehensive income are reported net of related taxes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause the Company’s actual results to differ materially from the anticipated results described in the Company’s forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); conditions affecting the availability and affordability of retail real estate sites; the ability to attract, train and retain highly qualified associates to staff corporate positions, existing and new stores and distribution facilities; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

RESULTS OF OPERATIONS

Net sales for the third quarter and nine months ended September 30, 2002, increased 3.0% and 5.1% over the same periods in 2001, respectively. Comparable-store sales increased 0.3% and 3.3% for the third quarter and nine-month period, respectively. A store’s results are included in the comparable-store sales computation beginning with the one-year anniversary of its opening, expansion, or the date when it was otherwise non-comparable. Consumers are continuing to be influenced by concerns over the economy, the equity markets and hostilities in the Middle East. These concerns have caused many consumers to postpone some big ticket purchases such as furniture. Management believes it is best to continue to provide a consistent message of the Company’s breadth of fashionable merchandise in its advertising rather than marketing a variety of discount and promotional opportunities and risk losing its pricing integrity with its customers.

Gross profit, as a percent of sales, was 48.2% for the third quarter of 2002 versus 47.8% for the comparable period of 2001 and 47.9% compared to 47.6% for the nine months ended September 30, 2002 and 2001, respectively. Management believes that the increase in margins is attributable to an increase in the mix of products imported from Asia and the Havertys brand products, since these items generally carry a modestly higher gross margin. The Company expanded its private-label merchandise line from approximately 18% of items selected for inclusion in the Company’s core assortment at the end of the first quarter of 2001 to 30% at the end of the third quarter of 2002.

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

Interest expense decreased $0.6 million for the quarter and $2.7 million for the nine months ended September 30, 2002. This is due to a 29.4% and 22.0% decrease in the Company’s average debt level and a decrease in the effective interest rate by 10 and 90 basis points in the comparable periods.

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

In addition to cash flow from operations, the Company uses bank lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as private placements of senior notes, sale/leasebacks and mortgage financings, are used periodically to reduce short-term borrowings and manage interest-rate risk. The Company pursues a diversified approach to its financing requirements and balances its overall capital structure as determined by the interest rate environment with fixed-rate debt and interest rate swap agreements to reduce the impact of changes in interest rates on its variable rate debt (72% of total debt was fixed or interest rate protected as of September 30, 2002). The Company’s average effective interest rate on all borrowings (excluding capital leases) was 6.0% at September 30, 2002.

Capital expenditures for the remainder of 2002 are expected to be approximately $11 million. The preliminary estimate for 2003 capital expenditures is approximately $32 million. These expenditures are presently expected to include the following: construction of a new store in the San Antonio market; the remodeling of one existing Haverty store and two former big-box retail stores; the exercise of a purchase option on one leased location; the initial construction costs for a new retail location and home delivery center; the purchase of trailers and equipment for shuttling prepped merchandise to local markets for home delivery; and various information systems and software.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following summarizes the approximate amounts of the Company’s contractual obligations and commercial commitments as of September 30, 2002:

	Payments Due by Period
	(in thousands)

		Less Than			After
Contractual Obligations	Total	l Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$9,300	$9,300	$—	$—	$—
Long-term debt(a)	85,697	11,531	24,660	21,457	28,049
Capital lease obligations	1,378	84	168	184	942
Operating leases(b), (c)	279,514	26,601	61,691	44,282	146,940

Total contractual cash obligations	$375,889	$47,516	$86,519	$65,923	$175,931

(a)	- Includes $17,000 of borrowings under revolving credit facilities excluded from short-term borrowings as this amount is expected to be outstanding for an uninterrupted period during the next 12 months. Since the revolving credit facilities are expected to be renewed, the repayment is presented as after five years.

(b)	- Included in these lease obligations are the full amount of the lease payments related to $38 million in construction and lease facilities that were used for the development of the Company’s Dallas, Texas regional distribution facility and seven retail locations. Since the resulting leases are operating leases, no debt obligation is recorded on the Company’s balance sheet. These facilities contain residual guarantee provisions and guarantees under events of default. Although management believes the likelihood of funding to be remote, the maximum guarantee obligation under these facilities is approximately $38 million at September 30, 2002.

(c)	- Lease obligations have not been reduced for minimum sublease rentals, which approximate $8 million.

	Amount of Commitment Expiration Per Period
	(in thousands)

		Less Than			Over
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Lines of credit(a)	$95,115	$45,000	$50,115	$—	$—

(a)	- Represents unused balance of the Company’s $125 million revolving credit facilities. Amounts are reduced for outstanding letters of credit of $3,585. Standby letters of credit are provided to insurers and have terms of one year or less but have automatic renewal options at which time they may change based on the insurers’ requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed with this report.

Exhibit
Number		Description of Exhibit

99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date December 11, 2002	By:	/s/ Dennis L. Fink Dennis L. Fink, Executive Vice President and Chief Financial Officer

Certifications

I, John E. Slater, Jr., Chief Executive Officer, of Haverty Furniture Companies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Haverty Furniture Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002	By:	/s/ John E. Slater, Jr. John E. Slater, Jr. Chief Executive Officer

I, Dennis L. Fink, Executive Vice President and Chief Financial Officer, of Haverty Furniture Companies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Haverty Furniture Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002	By:	/s/ Dennis L. Fink Dennis L. Fink Executive Vice President and Chief Financial Officer