Form 10-K
period 2002-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2003-03-31
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	58-0281900 (I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800, Atlanta, Georgia (Address of principal executive officers)	30342 (Zip Code)

Registrant’s telephone number, including area code:(404) 443-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock ($1.00 Par Value)	New York Stock Exchange, Inc.
Class A Common Stock ($1.00 Par Value)

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☒    No   ☐

     The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $357,183,449 as of June 30, 2002 (based on the last transaction prices of the registrant’s two classes of common stock on such date). As of March 21, 2003, the number of shares outstanding of the registrant’s two classes of $1.00 par value common stock were: Common Stock – 17,281,540; Class A Common Stock – 4,525,876.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s annual report to stockholders for the year ended December 31, 2002, are incorporated by reference in response to Part II of this report. Portions of the registrant’s proxy statement relating to its 2003 Annual Meeting of Stockholders, to be held on May 14, 2003, are incorporated by reference in response to Part III of this report, where indicated.

PART I
PART II
PART III
PART IV
SIGNATURES
Certifications
EX-3.2.1. AMENDED AND RESTATED BY-LAWS
EX-13.1 ANNUAL REPORT FOR YEAR ENDED 12/31/02
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG LLP.
EX-99.1 CERTIFICATION OF THE CEO AND CFO

PART I

ITEM 1. BUSINESS

Forward-Looking Information

     This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference from Havertys 2002 Annual Report to Stockholders, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “goals,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause Havertys’ actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the flow of imported merchandise, whether caused by war, strikes, tariff, politics or otherwise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores and distribution facilities and corporate positions; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

General

     Haverty Furniture Companies, Inc. (the “Company” or “Havertys”) is a full-service home furnishings retailer. The Company operates 111 showrooms in 14 contiguous southern and central states. Havertys provides its customers with a wide selection of furniture and accessories primarily in the middle to upper-middle price ranges. As an added convenience to its customers, the Company offers financing through a revolving charge credit plan. The Company originated as a family business in 1885 in Atlanta, Georgia. Havertys has been a publicly-held company since 1929, incorporated under the laws of the State of Maryland. The Company’s corporate headquarters are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia 30342. Our website address is www.havertys.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

Stores

     As of December 31, 2002, the Company operated 111 stores serving 72 cities in 14 states. Havertys has executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores, closing certain locations and moving into new markets. Accordingly, the number of retail locations has increased by only 21 since the year ended 1994, but total square footage has increased approximately 62%.

     During 2002, Havertys remodeled and converted nine former Homelife retail stores into Havertys showrooms and thereby entered two new major markets, as well as two smaller markets, and replaced two stores in existing markets. In the new markets, Havertys opened one new store each in Clearwater and Daytona, Florida, three stores in Orlando and two in the Washington, D.C. suburbs. The replacement stores serve the Pensacola, Florida and Richmond, Virginia markets. These nine stores opened during the latter part of the second quarter or during the third quarter. In addition to the Homelife stores, the Company opened another metro Atlanta store in Fayetteville, Georgia in February 2002 and relocated one of its Dallas/Fort Worth stores in the fourth quarter. Net selling space in 2002 increased by 8.2% or approximately 287,000 square feet.

     The Company will enter two new markets and a new state in 2003. A new store in San Antonio, Texas and a remodeled “big-box” store in West Palm Beach, Florida are scheduled to open by the end of the second quarter. Havertys will also open its first store in Maryland as part of the Company’s expansion in the Washington, DC market. The planned opening of the remodeled retail store in Bowie, Maryland is during the fourth quarter. The Company also relocated its Jackson, Mississippi store in January 2003. Net selling space in 2003 should increase by 3.0% or approximately 115,000 square feet assuming the new stores open as planned and an existing store is closed.

Revenues

     The following table sets forth the approximate percentage contributions by product or service to the Company’s gross revenues for the past three years:

	Year ended December 31,

	2002	2001	2000

Merchandise:
Living Room Furniture	48.0%	48.5%	47.4%
Bedroom Furniture	23.0	22.3	23.6
Dining Room Furniture	13.1	14.6	13.0
Bedding	8.0	6.8	7.8
Accessories and Other (1)	6.6	6.2	6.4
Credit Service Charges	1.3	1.6	1.8

	100.0%	100.0%	100.0%

(1)	Including delivery charges and product protection.

Merchandising

     Havertys offers many nationally well-known brand names of merchandise, such as Broyhill, Thomasville, Lane, Bernhardt, La-Z-Boy, Sealy and Serta. The Company also carries merchandise that bears the Havertys brand. These items were developed primarily with manufacturers whose names do not carry the same level of customer awareness as Havertys. The Company prefers to carry multiple lines of furniture in order to offer the consumer broad product choices at good values. Management has avoided utilizing lower cost, promotional price-driven merchandise favored by many national chains, which management believes gives Havertys a unique position for a large retailer.

     During 2000, the Company began selling merchandise that bears the Havertys brand. These products are sold exclusively by the Company in its markets and generally carry a modestly higher gross margin. This better return is useful in offsetting the somewhat lower gross margins typically associated with higher-end merchandise sold under well-known manufacturer brands. At the end of 2000, Havertys branded product represented approximately 10% of items selected for inclusion in the Company’s core assortment. This percentage increased to approximately 25% at the end of 2001 and 30% at the end of 2002. This merchandise assisted the Company in protecting its profitability during the slower economic cycle.

     The Company tailors its merchandise presentation to the needs and tastes of the local markets. All five regional managers are included in Havertys’ buying team, and their input allows each store to present a product mix that is roughly 20 to 25 percent regionalized. Each local market manager can select from region specific items that are attractive to consumers in their particular metropolitan area. These managers are also responsible for pricing in their respective markets, with the exception of specific items that are advertised chain-wide and the Company’s private-label products. Havertys can therefore be competitively priced in each market while maintaining attractive gross margins.

     In February 1998, the Company and Furniture Brands International (“Furniture Brands”) announced a strategic alliance whereby the Company would allocate up to 50% of its retail square footage, excluding bedding display, to products supplied by Furniture Brands. Furniture Brands’ lines include widely recognized brands such as Broyhill, Lane, and Thomasville. Because of the alliance, the Company has received increased service support to each of its four regional distribution centers and is allowed certain priorities in selecting new products.

     Although it has only an estimated 1% national market share of the highly fragmented furniture retail market, Havertys is becoming an important customer to the largest furniture manufacturers due to its consistent track record of profitable, controlled growth and reputable customer service. The Company’s regional warehousing and informational capabilities provide opportunities to enhance its purchasing power with its vendors. Havertys purchases approximately 58% of its merchandise from 10 vendors. There are, however, numerous additional merchandise sources available to the Company.

     The level of imported merchandise that the Company offers has increased during the past years as the quality and consistency of the products have improved. The Company’s complete merchandise line is approximately 37% imported, with wood products or casegoods representing 65% of these items and upholstered goods comprising the remaining 35% of the total imports. Casegoods are generally manufactured in Asia and upholstery is generally leather sofas imported primarily from Mexico and Italy.

The Havertys brand import mix is approximately 80% of the casegoods and 15% of the upholstered items. During 2002, Havertys purchased its entire imported product through domestic manufacturers or agents and required these vendors to maintain a certain level of inventory domestically. The Company’s new Eastern Distribution Center (EDC) has the capacity to receive and store greater levels of shipments directly from overseas in containers than the replaced facilities.

Distribution

     The Company uses a regional warehouse distribution network to provide central receiving points from vendors and distribution of product to local markets. Havertys currently has four regional warehouses operating in Braselton, Georgia; Jackson, Mississippi; Ocala, Florida; and Dallas, Texas.

     During 2002, the Company successfully launched its new distribution system. The first phase included the consolidation of two regional warehouses into the new EDC in Braselton, Georgia during the third quarter and the opening of a satellite home delivery center in northern Virginia. The EDC prepares and loads home delivery trailers and shuttles them overnight to market areas where local drivers start their daily routes. The home delivery center receives merchandise from the EDC in factory containers and serves as the prepping and staging site of the home deliveries for markets outside the reach of the EDC.

     During 2003, the Company will transition an additional 19 local markets to the new system and accordingly, close the related local market warehouses and reduce inventory locations. Management plans for the completed distribution system to consist of two distribution centers, five home delivery centers and five local market cross-docks, as compared to the facilities in use at the beginning of 2002 of five regional warehouses and 46 local market warehouses. The transformation of the distribution system is scheduled for completion by the second quarter of 2005.

     The Company uses technology to assist in maintaining an efficient supply chain. A forecasting system provides guidance on the efficient ordering of merchandise, identifies products that have sales volumes that differ from expectations and provides recommended purchase order changes. The Company uses EDI and just-in-time delivery systems with its major vendors. A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for efficient scheduling and changing of the workflow. These systems and the close coordination with vendors enable the Company to closely control its inventory and meet the delivery expectations of its customers.

Credit Operations

     As a service to its customers, Havertys offers a revolving charge credit plan with credit limits determined through its on-line credit approval system and an additional credit program outsourced to a third party finance company. The combined amount financed under Havertys’ credit programs and the third party finance company, as a percent of net sales, has remained relatively flat at 47% as customers continued their usage of third party national credit cards and cash. Management believes that its credit offers are a reasonable response to similar or more aggressive promotions advertised by competitors.

     Havertys Credit Services, Inc. (“Havertys Credit”), a wholly-owned subsidiary of Haverty Furniture Companies, Inc., was formed in 1996 to consolidate the credit approval, collections and credit customer relation functions. Havertys Credit currently maintains a receivables portfolio of approximately $131.9 million, before deducting reserves. Havertys Credit typically requires a 15% down payment and offers financing over 12 to 48 months, with an average term of 15 months. The standard (non-promotional) credit service charge rate currently ranges from 18% to 21% per annum (except for 6.25% in Arkansas), but will vary in the future depending on market conditions and state laws. Havertys Credit offers a lower credit service charge rate of 9.9% for individual purchases of over $2,000, and the Company also routinely offers various interest-free periods (typically six to 12 months) as part of promotional campaigns. The financing program chosen most frequently by the Company’s customers is a 12 month, no interest and 12 equal payments promotion. Amounts financed under this program represented approximately 22% of 2002 sales. Amounts financed under the program which allows for deferred payment periods of up to six months and no interest, accounted for approximately 5% of 2002 sales.

     The Company made available to its customers, beginning in late 2001, an additional program outsourced to a third-party finance company. The program is a one year, no payment, no interest, same-as-cash credit promotion featuring deferred payment and an interest accrual for 12 months with accrued interest waived if the balance is paid in full at the end of the deferral period. During 2002, amounts financed under this outsourced program represented approximately 14% of sales.

     Over the last four years, credit service charge revenue has declined as the Company has offered longer free interest periods in its financing promotions and begun offering the most appealing programs on a continuous basis. As a result, fewer customers have had to pay credit service charges and “free interest” receivables have risen. These combined factors resulted in an average interest yield of approximately 5.7% for 2002.

Competition

     The retail sale of home furnishings is a highly fragmented and competitive business. The Company believes that the primary elements of competition in its industry are merchandise (quality, style, selection, price, and display), consumer credit offers, customer service, image and product oriented advertising and store location and design. The degree and source of competition vary by geographic area. The Company competes with numerous individual retail furniture stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards. Furniture manufacturers have also accelerated the opening of their own dedicated retail stores in an effort to control and protect the distribution prospects of their merchandise.

     The Company believes it has uniquely positioned itself in the marketplace with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture store chains. Management believes that this customer segment responds more cautiously to typical discount promotions and focuses on the real value and customer service offered by a retailer. The Company considers its experienced sales personnel and customer service as important factors in its competitive success. Lastly, management believes its abilities to make prompt delivery of orders through maintenance of inventory and to tailor the inventory to a store’s local market conditions provide additional competitive advantages. The Company currently ranks among the top 10 in sales for full-service retail home furnishings store chains in the United States based on available industry data for 2002.

Employees

     As of December 31, 2002, the Company employed approximately 4,000 employees: 2,500 in individual retail store operations, 160 in its corporate offices, 55 in its credit operations and 1,325 in its warehouses and delivery points. No employee of the Company is a party to any union contract and the Company considers its employee relations to be good.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company:

		Position with the Company
Name	Age	and Other Information

Clarence H. Ridley	60	Chairman of the Board since January 2001. Vice Chairman from 1996 — 2000; Partner of King & Spalding, Attorneys, from 1977 — 2000. Director since 1979.

Clarence H. Smith	52	Chief Executive Officer since January 2003 and President since May 2002. Chief Operating Officer from May 2000 — 2002; Senior Vice President and General Manager, Stores, from 1996 — 2000; Vice President, Operations and Development, from 1994 - 1996; Vice President from 1984 — 1994; Regional Manager and General Manager of Atlanta, Georgia retail operations, from 1986 — 1994. Director since 1989.

Dennis L. Fink	51	Executive Vice President since 1996 and Chief Financial Officer since 1993. Senior Vice President from 1993 — 1996. Senior Vice President, Treasurer and Chief Financial Officer and a director of Horizon Industries, Inc., a publicly held carpet manufacturer, from 1985 — 1992.

Rawson Haverty, Jr.	46	Senior Vice President, Real Estate and Development, since 1998. Vice President, Real Estate and Insurance Divisions, from 1992 - 1998; Assistant Vice President from 1987 — 1992. Director since 1992.

M. Tony Wilkerson	57	Senior Vice President, Marketing, since 1994. Vice President, Merchandising, from 1990 — 1994. Director 1999 — May 2003.

Dan C. Bryant	60	Vice President since 1998. Controller since 1985.

		Position with the Company
Name	Age	and Other Information

Steven G. Burdette	41	Vice President, Operations, since January 2002. Vice President, Merchandising, from 1994 — 2002; Assistant Vice President, Merchandising, from 1993 — 1994.

J. Edward Clary	42	Chief Information Officer since 2000. Vice President, Management Information Services, from 1994 — 2000.

Thomas P. Curran	50	Vice President, Advertising and Internet Strategies, since 2000. Vice President, Advertising, from 1987 — 2000; Assistant Vice President from 1985 — 1987.

Gerald M. Hohman	58	Vice President, Human Resources, since 1998; Vice President, Operations and Training, from 1996 — 1998

Jenny Hill Parker	44	Treasurer since 1998 and Corporate Secretary since 1997. Financial Officer since 1994. Senior Manager at KPMG LLP from 1988 - 1994 joining that firm in 1981.

     Rawson Haverty, Sr. (a director of the Company) is the father of Rawson Haverty, Jr., and uncle of Clarence H. Smith and Clarence H. Ridley. Rawson Haverty, Jr., Clarence H. Smith and Clarence H. Ridley are first cousins.

ITEM 2. PROPERTIES

     The Company’s executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. These leased facilities contain approximately 45,000 square feet of office space on two floors of a mid-rise office building. Havertys Credit Services, Inc., a subsidiary, leases 11,000 square feet of office space in Chattanooga, Tennessee.

     The following table sets forth information concerning the operating facilities of the Company as of December 31, 2002.

		Local	Regional
	Retail	Market Area	Distribution
	Locations (c)	Warehouses	Facilities

Owned (a)	37	5	2
Leased (b)	74	13	3

Total	111	18	5

(a)	Includes capital leases on one facility and three retail stores built on sites under land leases.

(b)	The leases have various termination dates through 2022 plus renewal options.

(c)	Of the retail locations, 23 have attached warehouse space.

	2002	2001	2000

Retail square footage at December 31 (in thousands)	3,808	3,521	3,557
% Change in retail square footage	8.2%	-1.0%	4.0%
Annual net sales per weighted average square foot	$193	$190	$199

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the heading “Market Prices and Dividend Information” on page 39 of the Company’s annual report to stockholders for the year ended December 31, 2002, is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA

     Selected 5-Year Financial Data on page 17 of the Company’s annual report to stockholders for the year ended December 31, 2002, is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 23 of the Company’s annual report to stockholders for the year ended December 31, 2002, is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 23, and contained in Note 1 — Summary of Significant Accounting Policy — Fair Values of Financial Instruments and Note 7 — Long-Term Debt and Capital Lease Obligations on pages 8 and 32, respectively, of the Company’s annual report to stockholders for the year ended December 31, 2002, is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of the independent auditors and the financial statements on pages 24 through 38 of the Company’s annual report to stockholders for the year ended December 31, 2002, are incorporated herein by reference.

     Selected Quarterly Financial Data on page 37 of the Company’s annual report to stockholders for the year ended December 31, 2002, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors of the Company contained on pages 4 through 5 of the Company’s proxy statement for the 2003 annual meeting of stockholders, dated March 28, 2003, is incorporated herein by reference. Information relating to executive officers of the Company is included in this report under Item 1 of Part I.

ITEM 11. EXECUTIVE COMPENSATION

     The information relating to executive compensation contained on pages 10 through 18 of the Company’s proxy statement for the 2003 annual meeting of stockholders, dated March 28, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners contained on pages 8 through 10 and pages 24 through 25 of the Company’s proxy statement for the 2003 annual meeting of stockholders, dated March 28, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions contained on page 21 of the Company’s proxy statement for the 2003 annual meeting of stockholders, dated March 28, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure and procedures: Within 90 days prior to the date of the filing of this Report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

     (b)  Changes in internal controls: There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following exhibits, financial statements and financial statement schedule are filed as a part of this report:

(a)(1) and (2).	LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Haverty Furniture Companies, Inc., included in the annual report of the registrant to its stockholders for the year ended December 31, 2002 are incorporated by reference in Item 8:

Consolidated Balance Sheets – December 31, 2002 and 2001

Consolidated Statements of Income – Fiscal Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity – Fiscal Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows – Fiscal Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

     The following financial statement schedule of Haverty Furniture Companies, Inc. is included in Item 15(d):

     Schedule II — Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits

The exhibits listed below are filed with or incorporated by reference into this Report (denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced document. Exhibits 10.1 through 10.12 represent compensatory plans.

Exhibit
Number		Description of Exhibit

*3.1	—	Articles of Incorporation of Haverty Furniture Companies, Inc., as amended and restated on March 6, 1973, and amended on April 24, 1979, and as amended on April 24, 1985. (10-Q for the quarter ended June 30, 1985)
*3.1.1	—	Articles of Incorporation of Haverty Furniture Companies, Inc., as amended on April 25,1986. (10-Q for the quarter ended March 31, 1986)
*3.1.2	—	Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc., as amended on April 28, 1989. (10-Q for the quarter ended June 30, 1989)
*3.1.3	—	Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc., as amended on April 28, 1995. (10-K for the year ended December 31, 1996)
*3.2	—	Amended and Restated By-Laws of Haverty Furniture Companies, Inc., as amended on February 23, 2001. (10-K for the year ended December 31, 2000)
3.2.1	—	Amended and Restated By-Laws of Haverty Furniture Companies, Inc., as amended on February 25, 2003.
*4.1	—	Note Agreement between Haverty Furniture Companies, Inc., and The Prudential Purchasers (The Prudential Insurance Company of America) c/o Prudential Capital Group, dated December 29, 1993. (10-K for the year ended December 31, 1993)
*4.1.1	—	First Amendment to Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc., and The Prudential Insurance Company of America. (10-K for the year ended December 31, 1994)
*4.1.2	—	Second Amendment to Note Agreement dated July 19, 1996, between Haverty Furniture Companies, Inc., and The Prudential Insurance Company of America, as previously amended. (10-K for the year ended December 31, 1996)
*4.2	—	Credit Agreements dated March 27, 2002, among Haverty Furniture Companies, Inc., Havertys Credit Services, Inc., and the Lenders Listed Therein, Agented by SunTrust Bank, Atlanta. (10-Q for the quarter ended March 31, 2002)
No other instrument authorizes long-term debt securities in an amount in excess of ten percent (10%) of the total assets of the Company. The Company agrees to furnish copies of instruments and agreement authorizing long-term debts of less than ten percent (10%) of its total assets to the Commission upon request.
*10.1	—	Second Amendment and Restatement of Directors’ Deferred Compensation Plan. (10-Q for the quarter ended June 30, 1996, Exhibit 10.1.2)
*10.2	—	Supplemental Executive Retirement Plan, effective January 1, 1983. (10-K for the year ended December 31, 1984, Exhibit 10.3)

Exhibit
Number		Description of Exhibit

*10.3	—	Thrift Plan, as amended and restated, effective January 1, 2001. (10-K for the year ended December 31, 2001, Exhibit 10.3)
*10.3.1	—	EGTRRA Amendment to Thrift Plan, effective January 1, 2002. (10-K for the year ended December 31, 2001, Exhibit 10.3.1)
*10.4	—	Haverty Furniture Companies, Inc., Employee Stock Purchase Plan, as amended and restated as of October 29, 1999. (10-K for the year ended December 31, 2000, Exhibit 10.7)
*10.4.1	—	Amendment Number One to Haverty Furniture Companies, Inc., Employee Stock Purchase Plan. (Registration Statement on Form S-8, File No. 333-66010, Exhibit 10.2)
*10.5	—	Deferred Compensation Agreement between Haverty Furniture Companies, Inc., and Rawson Haverty, Sr., dated December 21, 1992. (10-K for the year ended December 31, 1993, Exhibit 10.9)
*10.6	—	1993 Non-Qualified Stock Option Plan. (Registration Statement on Form S-8, File No. 33-53607, Exhibit 5.1)
*10.7	—	Supplemental Executive Retirement Plan, effective January 1, 1996. (10-K for the year ended December 31, 1995)
*10.8	—	Directors’ Compensation Plan as of April 26, 1996. (10-Q for quarter ended June 30, 1996, Exhibit 10.11)
*10.9	—	Form of Agreement dated January 1, 1997, Regarding change in Control with the following Named Executive Officers: Clarence H. Ridley, John E. Slater, Jr., Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson. (10-K for the year ended December 31, 1996)
*10.10	—	Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee directors: Rawson Haverty, Jr. (a Named Executive Officer) and Fred J. Bates. (10-K for the year ended December 31, 1996)
*10.11	—	Haverty Furniture Companies, Inc., 1998 Stock Option Plan, effective as of December 18, 1997. (Registration Statement on Form S-8, File No. 333-53215, Exhibit 10.1)
*10.11.1	—	Amended Number One to Haverty Furniture Companies, Inc., 1998 Stock Option Plan. (Registration Statement on Form S-8, File No. 333-66012, Exhibit 10.2)
*10.12	—	Haverty Furniture Companies, Inc., Top Hat Mutual Fund Option Plan, effective as of January 15, 1999. (10-K for the year ended December 31, 1999)

Exhibit
Number		Description of Exhibit

*10.13	—	Lease Agreement and its First and Second Amendments dated July 26, 2001, November 2001 and July 29, 2002, respectively, between Haverty Furniture Companies, Inc., as Tenant and John W. Rooker, LLC, as Landlord. (10-Q for the quarter ended September 30, 2002, Exhibit 10.1)
*10.14	—	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc., as Seller and HAVERTACQ11 LLC, as Purchaser. (10-Q for the quarter ended September 30, 2002, Exhibit 10.2)
*10.15	—	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc., as Tenant and HAVERTACQ11 LLC, as Landlord. (10Q for the quarter ended September 30, 2002, Exhibit 10.3)
13.1	—	Annual Report to Stockholders for the year ended December 31, 2002.
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Ernst & Young LLP.
99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

No reports on Form 8-K were filed during the quarter ended December 31, 2002.
Exhibits – The response to this portion of Item 15 is as submitted in Item 15(a)(3).
Financial Statement Schedules – The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.

Date: March 28, 2003	By:	/s/ CLARENCE H. SMITH

Clarence H. Smith President and Chief Executive Officer (Principal Executive Officer)

Dated: March 28, 2003	By:	/s/ DENNIS L. FINK

Dennis L. Fink Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 28, 2003	By:	/s/ DAN C. BRYANT

Dan C. Bryant Vice President, Controller (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLARENCE H. RIDLEY Clarence H. Ridley	Chairman of the Board	March 28, 2003

/s/ RAWSON HAVERTY, SR. Rawson Haverty, Sr.	Chairman, Emeritus	March 28, 2003

/s/ CLARENCE H. SMITH Clarence H. Smith	President and Chief Executive Officer, Director	March 28, 2003

/s/ FRED J. BATES Fred J. Bates	Regional Manager and Director	March 28, 2003

Signature	Title	Date

/s/ JOHN T. GLOVER John T. Glover	Director	March 28, 2003

/s/ RAWSON HAVERTY, JR. Rawson Haverty, Jr.	Senior Vice President and Director	March 28, 2003

/s/ L. PHILLIP HUMANN L. Phillip Humann	Director	March 28, 2003

/s/ MYLLE B. MANGUM Mylle B. Mangum	Director	March 28, 2003

/s/ FRANK S. McGAUGHEY, III Frank S. McGaughey, III	Director	March 28, 2003

/s/ TERENCE F. McGUIRK Terence F. McGuirk	Director	March 28, 2003

/s/ VICKI R. PALMER Vicki R. Palmer	Director	March 28, 2003

/s/ FRED L. SCHUERMANN Fred L. Schuermann	Director	March 28, 2003

/s/ JOHN E. SLATER, JR. John E. Slater, Jr.	Director	March 28, 2003

/s/ M. TONY WILKERSON M. Tony Wilkerson	Senior Vice President and Director	March 28, 2003

Certifications

I, Clarence H. Smith, President and Chief Executive Officer, of Haverty Furniture Companies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Haverty Furniture Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	By:	/s/ Clarence H. Smith

Clarence H. Smith President and Chief Executive Officer

I, Dennis L. Fink, Executive Vice President and Chief Financial Officer, of Haverty Furniture Companies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Haverty Furniture Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this 10-K report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	By:	/s/ Dennis L. Fink

Dennis L. Fink Executive Vice President and Chief Financial Officer

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

(in thousands)

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	charged		Balance at
	beginning of	to costs and	Deductions-	end of
	period	expenses	describe (1)	period

Year ended December 31, 2002:
Allowance for doubtful accounts	$6,900	$3,180	$4,280	$5,800

Year ended December 31, 2001:
Allowance for doubtful accounts	$6,750	$4,061	$3,911	$6,900

Year ended December 31, 2000:
Allowance for doubtful accounts	$7,000	$3,396	$3,646	$6,750

(1)	Uncollectible accounts written off, net of recoveries and the disposal value of repossessions.

F-1