Form 10-Q
period 2003-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2003-05-14
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

     The number of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 30, 2003 were: Common Stock – 17,312,069; Class A Common Stock – 4,524,976.

H A V E R T Y   F U R N I T U R E   C O M P A N I E S,   I N C.

I N D E X

		Page No.

PART I	FINANCIAL INFORMATION:
	Item 1. Financial Statements
	Condensed Consolidated Balance Sheets -
	March 31, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Income -
	Three months ended March 31, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
	Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7
	Item 3. Quantitative and Qualitative Disclosure about Market Risk	11
	Item 4. Controls and Procedures	11
PART II	OTHER INFORMATION
	Item 6. Exhibits and Reports on Form 8-K	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31	December 31
	2003	2002

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,051	$3,764
Accounts receivable	120,349	131,874
Less allowance for doubtful accounts	(5,600)	(5,800)

	114,749	126,074
Inventories, at LIFO	120,441	113,328
Other current assets	13,380	20,659

Total Current Assets	251,621	263,825
Property and equipment	250,899	241,064
Less accumulated depreciation and amortization	(110,493)	(106,861)

	140,406	134,203
Deferred income taxes	1,626	1,654
Other assets	4,639	5,157

	$398,292	$404,839

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31	December 31
	2003	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$76,949	$88,843
Current portion of long-term debt and capital lease obligations	11,163	12,677

Total Current Liabilities	88,112	101,520
Long-term debt and capital lease obligations, less current portion	73,039	69,821
Other liabilities	8,523	8,617
Stockholders’ Equity
Capital stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2003 - 23,264 shares; 2002 - 23,233 shares (including shares in treasury: 2003 and 2002 - 5,952 and 5,927, respectively)	23,264	23,233
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2003 and 2002 - 5,048 shares (including shares in treasury: 2003 and 2002 - 522)	5,048	5,048
Additional paid-in capital	42,606	42,365
Retained earnings	218,414	214,750
Accumulated other comprehensive (loss)	(2,343)	(2,389)

	286,989	283,007
Less cost of Common Stock and Convertible Class A Common Stock in treasury	(58,371)	(58,126)

	228,618	224,881

	$398,292	$404,839

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data - Unaudited)

	Three Months Ended
	March 31

	2003	2002

Net sales	$175,380	$174,953
Cost of goods sold	89,468	90,697

Gross profit	85,912	84,256
Credit service charges	1,892	2,383

Gross profit and other revenue	87,804	86,639
Expenses:
Selling, general and administrative	78,616	71,594
Interest	1,133	2,040
Provision for doubtful accounts	573	1,187
Other (income) expense, net	(355)	1,050

	79,967	75,871

Income before income taxes	7,837	10,768
Income taxes	2,939	4,038

Net income	$4,898	$6,730

Basic earnings per share	$0.22	$0.31

Diluted earnings per share	$0.22	$0.30

Weighted average shares — basic	21,827	21,406
Weighted average shares — assuming dilution	21,920	22,253
Cash dividends per common share:
Common Stock	$0.0525	$0.0525
Class A Common Stock	$0.0500	$0.0500

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — Unaudited)

	Three Months Ended March 31

	2003	2002

Operating Activities
Net income	$4,898	$6,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,229	3,939
Provision for doubtful accounts	573	1,187
Gain on sale of property and equipment	(13)	(7)

Subtotal	9,687	11,849
Changes in operating assets and liabilities:
Accounts receivable	10,752	12,216
Inventories	(7,113)	(7,462)
Other current assets	7,279	(38)
Accounts payable and accrued expenses	(11,894)	8,012

Net cash provided by operating activities	8,711	24,577

Investing Activities
Purchases of property and equipment	(11,123)	(4,648)
Proceeds from sale of property and equipment	704	7
Other investing activities	518	(647)

Net cash used in investing activities	(9,901)	(5,288)

Financing Activities
Net increase (decrease) in borrowings under revolving credit facilities	5,100	(17,600)
Payments on long-term debt and capital lease obligations	(3,396)	(2,246)
Treasury stock acquired	(245)	—
Proceeds from exercise of stock options	271	2,497
Dividends paid	(1,233)	(1,109)
Other financing activities	(20)	3

Net cash provided by (used in) financing activities	477	(18,455)

(Decrease) increase in cash and cash equivalents	(713)	834
Cash and cash equivalents at beginning of period	3,764	727

Cash and cash equivalents at end of period	$3,051	$1,561

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

NOTE B – Stock-Based Compensation

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123. “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Three Months Ended
	March 31

	2003	2002

Net income, as reported	$4,898	$6,730
Deduct, Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(597)	(670)

Pro forma net income	$4,301	$6,060

Earnings per share:
Basic – as reported	$0.22	$0.31
Basic – pro forma	$0.20	$0.28
Diluted – as reported	$0.22	$0.30
Diluted – pro forma	$0.20	$0.27

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

NOTE D – Comprehensive Income

Total comprehensive income for the three months ended March 31, 2003 and 2002 was comprised of the following (in thousands):

	Three Months Ended
	March 31

	2003	2002

Net income	$4,898	$6,730
Change in fair value of derivatives, net of applicable income tax	46	357

Total comprehensive income	$4,944	$7,087

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth and the roll-out of our distribution system. The forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause Havertys’ actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the flow of imported merchandise, whether caused by war, strikes, tariff, politics or otherwise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores and distribution facilities and corporate positions; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

Operating Results

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. In addition to total sales increases, another important measure of a retailer’s sales performance is comparable-store or comp-store sales. These are comparisons of sales results of stores that have been open at least one year. Our total sales for the first three months of 2003 were $175.4 million, a 0.2% increase over the 2002 sales of $175.0 million. Our comp-store sales were down 6.6% for the three-months period ended March 31, 2003. The sales comparisons for the first quarter of 2003 continued at the same pace experienced in the last quarter of 2002.

Retail sales of big ticket home goods have been weak for the last three quarters as consumers have been anxious over stock market declines, employment uncertainty, threats of war and war. We believe that continued strong housing sales and low interest rates are a positive factor for the industry but that increased consumer confidence and indications of a strengthening economy are key to increased spending for big ticket furniture items. Many retailers have been advertising aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. We have instead used some promotional pricing during traditional sales events to increase traffic in our stores and offered longer free interest period financing promotions. During the remainder of the year we expect to continue with this approach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Gross Profit

Cost of sales consists only of the costs associated with the sourcing of our products. Our gross profit is primarily dependent upon vendor pricing and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and superior service from our key vendors in exchange for distribution of their products. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers has also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points.

Overall gross profit has also been improved by the increase in the mix of our Havertys branded merchandise line. This private-label product generally carries a modestly higher gross margin. Sales of Havertys brand products during the first quarter of 2003 as a percentage of sales were nearly double of those during the first quarter of 2002 as the level of product presentation on the showroom floor increased. Approximately 30% of our core furniture merchandise was Havertys brand at the end of 2002 and we expect that its level in our product mix will continue to move somewhat higher during 2003.

Our focus during 2003 will be to continue seeking values with imported product offerings and to explore how we might better source and flow those goods. We will strengthen the Havertys private label and develop our own “collections” for more effective advertising and brand building. Name brand merchandise of well-known U.S. manufacturers will remain a significant part of our product offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of five categories: selling; occupancy; warehouse and delivery; administrative and advertising. Selling expenses are primarily compensation of sales associates and sales support staff and also include bank card charges. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Warehouse and delivery costs include personnel, fuel costs, and depreciation and rental charges for equipment and rolling stock. Administrative expenses are comprised of compensation costs for store management, the information systems, executive, finance, merchandising, real estate and human resource departments as well as retirement costs for all Havertys employees. Advertising expenses are primarily media production and space, direct mail costs, market research expenses and employee compensation. We believe that our total SG&A costs vary by approximately 15% of the change in the sales level and that the remaining expenses are more fixed in nature.

SG & A costs were up 9.8% during the first quarter 2003 as compared to the same period in 2002. This is attributable primarily to increases in the following factors: occupancy costs; warehouse and delivery expenses; insurance costs; and increased levels of third-party financings generating greater discounts. We opened seven new stores during the second half of 2002, increasing our weighted average retail square footage in the first quarter of 2003 by 7.5%. Our warehouse and delivery costs were higher for the quarter ended March 31, 2003 as compared to the year ago period as we transition our distribution systems. We will have the Eastern distribution center roll-out program completed by the end of the second quarter, with 50 stores fully integrated, representing approximately 45% of our business. During the second quarter we will be vacating five additional local market warehouse operations, with an expected net reduction of 50 related distribution personnel. The projected annualized savings in rent and operational costs from this first phase of consolidating distribution and leveraging our Eastern distribution center will be approximately $2 million and will start to be realized at that rate of $500,000 per quarter beginning in the third quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Credit Service Charge Revenue and Allowance for Doubtful Accounts

Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features. The financing program most frequently chosen by our customers is a 12-month, no interest and 12 equal payments promotion which generates very minor credit revenue, but helps us reduce our interest expense and bad debts due to the faster payout relative to our other in-house credit programs. The outsourced program offers deferred payment for 360 days with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period. The following highlights the impact these changes have had on our credit service charge revenue, and related accounts receivable and allowance for doubtful accounts:

	Three Months Ended
	March 31

	2003	2002

Credit Service Charge Revenue	$1,892	$2,383
Amount Financed as a % of Sales	45.3%	47.8%
Havertys	28.4%	36.6%
Third Party	16.9%	11.2%
% Financed by Havertys with No Interest for > 12 Months	72.0%	70.2%
Accounts receivable	$120,349	$179,282
Allowance for doubtful accounts	5,600	6,900
Allowance as a % of accounts receivable	4.7%	3.8%

Our allowance for doubtful accounts declined in 2003 as lower levels of in-house receivables were generated. We believe that the amounts we pay for the outsourced credit program are favorable compared to the increased costs associated with a larger receivables portfolio and the collection risk of a more promotional program. Our provision for doubtful accounts as a percentage of the receivables pool increased in 2003 as compared to 2002 as we experienced a slight rise in the rate of bankruptcy filings by our customers as compared to the level for the last two years.

Interest Expense

Interest expense declined significantly in 2003 as compared to 2002 due to our 28% decrease in average debt and lower effective interest rate.

Other Income (Loss)

During the second quarter of 2002, we recorded approximately $1 million of impairment charges related to warehouse properties that we were exiting in connection with our distribution migration.

Provision for Income Taxes

The effective tax rate was 37.5% for 2003 and 2002. The effective tax rate differs from the statutory rate due primarily to state income taxes, net of the Federal tax benefit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 1 of EITF Issue No. 02-16, “Accounting by a Customer for Cash Consideration Received from a Vendor.” The Issue provides guidance as to the treatment of amounts received by a retailer from a vendor and delineates between amounts that are reductions of the purchase cost of the merchandise or as a reimbursement of costs. We receive consideration for cooperative advertising from our vendors and adopted the EITF on January 1, 2003 without material impact on our earnings or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” We have two operating lease facilities whose structure may meet the definition of a variable interest entity. The entities were established to effect the construction and leasing of two distribution facilities and eight retail locations. Since the resulting leases are operating leases, no debt obligation is recorded on our balance sheet. These facilities contain residual guarantee provisions and guarantees under events of default. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under these facilities is approximately $39.2 million at March 31, 2003. We expect that we will exercise our purchase options at the end of the terms of these leases, which based on the facilities at March 31, 2003 would be approximately $21.4 million in 2004 and $13.0 million in 2009. FIN 46 is effective for statements in the first interim period beginning after June 15, 2003, and will require consolidation of a variable interest entity by its primary beneficiary. We expect to modify these lease agreements prior to the effective date and accordingly, there will be no impact on our earnings and financial position.

Liquidity and Capital Resources

The following sections discuss the effects of the changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents Cash and cash equivalents were $3.1 million at March 31, 2003, a decrease of $0.7 million from $3.8 million at December 31, 2002. Cash provided by operating activities of $8.7 million included $10.8 million from the reduction in accounts receivable discussed below. Cash used in investing activities of $9.9 million was primarily for capital expenditures of $11.1 million. Financing activities included an increase of $5.1 million in borrowings under our revolving credit facilities.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, credit programs utilized, accounts receivable collections and inventory management.

Accounts Receivable Accounts receivable were $114.7 million at March 31, 2003, a decrease of $11.3 million or 9.0% from $126.1 million at December 31, 2002. The decrease in accounts receivable has continued for the last five quarters and is due to collection of internal credit program receivables and the impact of outsourcing a credit program to a third party.

Inventories Inventories were $120.4 million at March 31, 2003, an increase of $7.1 million or 6.3% from $113.3 million at December 31, 2002. This increase is due to sales being slower than originally anticipated. These levels will be reduced as we complete this phase of the distribution changes and close local market warehouses. Inventory management remains an area of focus as we balance the need to maintain proper inventory levels to ensure competitive delivery times against the lead times and order quantity issues associated with sales of an increasing level of imported products which are shipped via containers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Property and Equipment Net property and equipment were $140.4 million at March 31, 2003, an increase of $6.2 million or 4.6% from $134.2 million at December 31, 2002. Our capital expenditures during the first quarter of 2003 were $11.l million. We expect our capital expenditures for the remainder of 2003 to be approximately $14 million as we add three new retail stores and remodel two existing stores. Funds from operations and bank lines of credit are expected to be adequate to finance our 2003 capital expenditures.

Notes Payable to Banks, Long-term Debt and Capital Lease Obligations Our total borrowings under notes payable to banks, long-term debt and capital lease obligations were $84.2 million at March 31, 2003, an increase of $1.7 million or 2% from $82.5 million at December 31, 2002.

We utilize revolving lines of credit for general corporate purposes and as interim financing for certain capital expenditures. We have unsecured revolving credit facilities syndicated with six commercial banks and comprised of two revolving facilities totaling $80.0 million that terminate in September 2005. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had $4.5 million outstanding for letters of credit at March 31, 2003 and these amounts are considered part of the facilities usage. We had $21.0 million of borrowings at March 31, 2003 and an unused capacity of $54.5 million. We terminated a $45.0 million 364-day revolving facility in January 2003.

We pursue a diversified approach to our financing requirements and generally balance our fixed-rate and capped-rate debt as determined by the interest rate environment. Our overall capital structure at March 31, 2003 was approximately 71% unsecured and 78% interest rate protected. Our debt reduction during 2002 caused variable debt levels to move below typical levels. The average effective interest rate on all our borrowings (excluding capital leases) was 6.1% for the first quarter of 2003.

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date May 15, 2003	By:	/s/ Dennis L. Fink

Dennis L. Fink, Executive Vice President and Chief Financial Officer

Certifications

I, Clarence H. Smith, President and Chief Executive Officer, of Haverty Furniture Companies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Haverty Furniture Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ Clarence H. Smith

Clarence H. Smith President and Chief Executive Officer

I, Dennis L. Fink, Executive Vice President and Chief Financial Officer, of Haverty Furniture Companies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Haverty Furniture Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ Dennis L. Fink

Dennis L. Fink Executive Vice President and Chief Financial Officer