Form 10-Q
period 2003-07-30
HAVERTY FURNITURE COMPANIES INC
filed 2003-07-31
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 25, 2003 were: Common Stock – 17,441,915; Class A Common Stock – 4,498,376.

HAVERTY FURNITURE COMPANIES, INC.

INDEX

		Page No

PART I.	FINANCIAL INFORMATION:
	Item 1. Financial Statements
	Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Income - Quarter and Six months ended June 30, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3. Quantitative and Qualitative Disclosure about Market Risk	15
	Item 4. Controls and Procedures	15
PART II.	OTHER INFORMATION
	Item 5. Submission of Matters to a Vote of Security Holders	16
	Item 6. Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30	December 31
	2003	2002

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,295	$3,764
Accounts receivable	116,660	131,874
Less allowance for doubtful accounts	(5,200)	(5,800)

	111,460	126,074
Inventories, at LIFO	115,994	113,328
Other current assets	12,661	20,659

Total Current Assets	244,410	263,825
Property and equipment	265,201	241,064
Less accumulated depreciation and amortization	(114,300)	(106,861)

	150,901	134,203
Deferred income taxes	1,607	1,654
Other assets	4,510	5,157

	$401,428	$404,839

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	June 30	December 31
	2003	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$76,453	$88,843
Current portion of long-term debt and capital lease obligations	12,682	12,677

Total Current Liabilities	89,135	101,520
Long-term debt and capital lease obligations, less current portion	73,335	69,821
Other liabilities	8,388	8,617
Stockholders’ Equity Capital stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2003 - 23,353 shares; 2002 - 23,233 shares (including shares in treasury:
2003 and 2002 - 5,943 and 5,927, respectively)	23,353	23,233
Convertible Class A Common Stock, Authorized:
15,000 shares; Issued: 2003 - 5,040; 2002 - 5,048 shares (including shares in treasury:
2003 and 2002 - 522)	5,040	5,048
Additional paid-in capital	43,455	42,365
Retained earnings	219,319	214,750
Accumulated other comprehensive (loss)	(2,312)	(2,389)

	288,855	283,007
Less cost of Common Stock and Convertible Class A Common Stock in treasury	(58,285)	(58,126)

	230,570	224,881

	$401,428	$404,839

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data — Unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net sales	$168,634	$164,892	$344,014	$339,845
Cost of goods sold	87,988	86,734	177,456	177,431

Gross profit	80,646	78,158	166,558	162,414
Credit service charges	1,629	2,151	3,521	4,534

Gross profit and other revenue	82,275	80,309	170,079	166,948
Expenses:
Selling, general and administrative	76,927	71,373	155,543	142,967
Interest	1,164	1,799	2,297	3,839
Provision for doubtful accounts	532	962	1,105	2,149
Other (expense) income, net	232	187	(123)	1,237

	78,855	74,321	158,822	150,192

Income before income taxes	3,420	5,988	11,257	16,756
Income taxes	1,283	2,246	4,222	6,284

Net income	$2,137	$3,742	$7,035	$10,472

Basic earnings per share	$0.10	$0.17	$0.32	$0.49

Diluted earnings per share	$0.10	$0.17	$0.32	$0.47

Weighted average shares — basic	21,862	21,631	21,845	21,519
Weighted average shares — assuming dilution	22,152	22,388	22,036	22,321
Cash dividends per common share:
Common Stock	$0.0575	$0.0525	$0.115	$0.105

Class A Common Stock	$0.0525	$0.0500	$0.105	$0.100

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands — Unaudited)

	Six Months Ended June 30

	2003	2002

Operating Activities
Net income	$7,035	$10,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,430	7,837
Provision for doubtful accounts	1,105	2,149
Gain on sale of property and equipment	(29)	(13)

Subtotal	16,541	20,445
Changes in operating assets and liabilities:
Accounts receivable	13,509	27,839
Inventories	(2,666)	(8,141)
Other current assets	7,998	4,475
Accounts payable and accrued expenses	(12,390)	(4,987)

Net cash provided by operating activities	22,992	39,631

Investing Activities
Purchases of property and equipment	(16,466)	(19,434)
Proceeds from sale of property and equipment	770	35
Other investing activities	647	(860)

Net cash used in investing activities	(15,049)	(20,259)

Financing Activities
Net increase (decrease) in borrowings under revolving credit facilities	800	(14,000)
Payments on long-term debt and capital lease obligations	(6,684)	(5,588)
Treasury stock acquired	(245)	—
Proceeds from exercise of stock options	1,178	3,409
Dividends paid	(2,466)	(2,233)
Other financing activities	5	151

Net cash used in financing activities	(7,412)	(18,261)

Increase in cash and cash equivalents	531	1,111
Cash and cash equivalents at beginning of period	3,764	727

Cash and cash equivalents at end of period	$4,295	$1,838

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Haverty Furniture Companies, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2002. Accordingly, the quarterly condensed consolidated financial statements and related disclosures should be read in conjunction with the 2002 Annual Report on Form 10-K. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of results for the entire year.

NOTE B – Stock-Based Compensation

At June 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net income, as reported	$2,137	$3,742	$7,035	$10,472
Deduct, Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(698)	(619)	(1,296)	(1,598)

Pro forma net income	$1,439	$3,123	$5,739	$8,877

Earnings per share:
Basic – as reported	$0.10	$0.17	$0.32	$0.49
Basic – pro forma	$0.07	$0.14	$0.26	$0.41
Diluted – as reported	$0.10	$0.17	$0.32	$0.47
Diluted – pro forma	$0.07	$0.14	$0.26	$0.40

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

NOTE D – Comprehensive Income

Total comprehensive income for the following periods was comprised of (in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net income	$2,137	$3,742	$7,035	$10,472
Change in fair value of derivatives, net of applicable income tax	31	(822)	77	(465)

Total comprehensive income	$2,168	$2,920	$7,112	$10,007

NOTE E — Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

We lease our Dallas distribution center and three retail locations from an unconsolidated variable interest entity (VIE) under an operating lease, which is renewed automatically and expires April 2009. Third parties have invested capital at risk exceeding 3% of the assets of the VIE with the remainder being financed through a debt obligation. This and certain other criteria allow us not to consolidate the VIE in our financial statements prior to the adoption of the Interpretation. Rather, we currently account for the arrangement as an operating lease. Accordingly, neither the properties nor the related debt is reported in the accompanying balance sheets.

The lease contains residual guarantee provisions and guarantees under events of default. Although we believe the likelihood of required funding to be remote, our maximum guarantee obligation under this lease is approximately $18.0 million at June 30, 2003. We expect that we will exercise our purchase options at the end of the terms of the lease, which will be $13.0 million in 2009.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We were unable to arrange for the modifications of this lease such that FIN 46 would not be applicable, as we had earlier expected. Accordingly, we will begin consolidating the VIE effective July 1, 2003, because we believe we are the VIE’s primary beneficiary under FIN 46’s requirements. If we had consolidated the VIE beginning January 1, 2002, property and equipment reported at December 31, 2002, would have increased by $26.0 million, accumulated depreciation by $3.3 million, long-term borrowings by $20.7 million and a minority interest of $1.0 million would have been reported. Rent expense for the year ended December 31, 2002, would have decreased by approximately $2.8 million, while depreciation expense and interest expense would have increased by approximately $0.5 million and $1.8 million, respectively.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. We do not believe that the adoption of SFAS No. 150 will have a material effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth and the roll-out of our distribution system. The forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause Havertys’ actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the flow of imported merchandise, whether caused by war, strikes, tariff, politics or otherwise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores and distribution facilities and corporate positions; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Operating Results

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. In addition to total sales increases, another important measure of a retailer’s sales performance is comparable-store or “comp-store” sales. These are comparisons of sales results of stores that have been open at least one year. The following outlines our sales and comp-store sales increases for the periods indicated:

	2003			2002			2001

			Comp-			Comp-			Comp-
	Net Sales		Store Sales	Net Sales		Store Sales	Net Sales		Store Sales

		% Increase	% Increase		% Increase	% Increase		% Increase	% Increase
		(decrease)	(decrease)		(decrease)	(decrease)		(decrease)	(decrease)
Period	Dollars	over prior	over prior	Dollars	over prior	over prior	Dollars	over prior	over prior
Ended	(000)s	period	period	(000)s	period	period	(000)s	period	period

Q1	175.4	0.2	(6.6)	175.0	4.4	3.4	167.6	2.4	(3.0)
Q2	168.6	2.3	(2.2)	164.9	8.4	6.6	152.1	(7.5)	(12.2)

6 Mos	344.0	1.2	(4.5)	339.8	6.3	4.9	319.7	(2.6)	(7.6)

Q3	—	—	—	175.7	3.0	0.3	170.6	(3.8)	(8.8)
Q4	—	—	—	188.4	0.4	(6.3)	187.8	7.0	1.9

Year	—	—	—	704.0	3.8	0.7	678.1	(0.4)	(5.5)

Retail sales of big ticket home goods have been weak for the last four quarters as consumers have been anxious over employment uncertainty, threats of war, war and geopolitical unrest. There has also been a lingering negative effect from lower stock market values and, until recently, unnerving periods of steep declines. We believe that continued strong housing sales and low interest rates are a positive factor for the industry but consumer confidence and indications of a strengthening economy are key to increased spending for big ticket furniture items. Many retailers have been advertising aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. We have instead used some promotional pricing during traditional sales events to increase traffic in our stores and offered longer free interest period financing promotions. During the remainder of the year we expect to continue with this approach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Gross Profit

Cost of sales consists primarily of the purchase price and the sourcing costs of our products. Our gross profit is largely dependent upon merchandising capabilities, vendor pricing and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and superior service from our key vendors in exchange for distribution of their products. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points. Gross profit as a percentage of sales was 47.82% for the quarter ended June 30, 2003, a 40 basis points increase over the 47.42% in the previous year’s comparable period. However, this was a decline in margin when compared to the other recent quarters subsequent to the phasing-in of our Havertys branded products. The decline in the quarter ended June 30, 2003, reflected the impact of the inventory markdowns associated with the closure of 13 local market warehouses. There are no additional closures scheduled for the second half of 2003. Second quarter margins were also negatively impacted by approximately 35 basis points for the cost of in-house credit promotions with free interest periods extending beyond 12 months. We expect that we will outsource these and other competitive credit promotions during the remainder of the year, particularly surrounding important holiday sales events.

Gross profit has been improved by the increase in the mix of our Havertys branded merchandise line. This private-label product generally carries a modestly higher gross margin. Approximately 30% of the items selected for our core furniture merchandise groups were Havertys brand at the end of 2002, increasing to approximately 35% as of June 30, 2003. Our core furniture merchandise comprises approximately 85% of the furniture items, which excludes bedding and accessories, that we carry in all of our stores. Additional products that are more regionally focused and items needed to merchandise our larger retail stores supplement the core furniture merchandise assortment.

Our focus for the remainder of 2003 is to continue to seek values with imported product offerings and to explore how we might better source and flow those goods. Approximately 37% of our core merchandise groups at December 31, 2002 were imported products, and based on the selections made to implement our current merchandising plan, this will increase to approximately 60% during the second half of 2003 as the new products are received and displayed in our showrooms. Wood products, or “case goods” are generally imported with only 20% of our selected core items at June 30, 2003, produced domestically. Upholstered items are not as heavily imported, with the exception of leather products, as 55% of our selected core leather items were imports at June 30, 2003. The Havertys brand mix is approximately 80% imported with virtually all case goods and leather items being imported. We will continue to strengthen the Havertys private label and have developed our own “collections” for more effective advertising and brand building. Name brand merchandise of well-known U.S. manufacturers such as Broyhill, Lane & Thomasville of Furniture Brands International, Bernhardt and La-Z-Boy, will remain a significant part of our product offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of five categories: selling; occupancy; warehouse and delivery; administrative; and advertising. Selling expenses primarily are comprised of compensation of sales associates and sales support staff. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Warehouse and delivery costs include personnel, fuel costs, and depreciation and rental charges for equipment and rolling stock. Administrative expenses are comprised of compensation costs for store management, the information systems, executive, finance, merchandising, real estate and human resource departments as well as retirement costs for all Havertys employees. Advertising expenses are primarily media production and space, direct mail costs, market research expenses and employee compensation. We believe that our variable SG&A costs are approximately 15% of net sales. The remaining

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

SG&A costs are more fixed in nature, but increase over time mostly due to store growth and infrastructure expansion and improvements.

SG&A costs were up 7.8% during the second quarter of 2003 as compared to the same period in 2002. This is attributable primarily to increases in occupancy costs, warehouse and delivery expenses, and insurance costs. We opened seven new stores during the second half of 2002, and two in the second quarter of 2003, increasing our weighted average retail square footage in the second quarter of 2003 by 7.4%. Our warehouse and delivery costs were higher for the quarter ended June 30, 2003 as compared to the year ago period as we transition our distribution systems. We completed the Eastern distribution center roll-out program, which we began during the third quarter of 2002, on June 30, 2003. We now have 52 stores fully integrated, representing approximately 45% of our business. As part of the final transition, we vacated 13 local market warehouse operations during the second quarter of 2003, with an expected net reduction of 50 related distribution personnel. The projected annualized savings in rent and operational costs from this first phase of consolidating distribution associated with our Eastern distribution center will be approximately $2 million and will start to be realized at the rate of $500,000 per quarter beginning in the third quarter of 2003. Additional savings should be derived as sales increase and the operational costs of these new facilities are further leveraged. The growing amount of product manufactured overseas amplifies the need for excellent supply-chain management, given the longer lead times from order placement to arrival, and for the ability to receive and warehouse the larger order volumes of product associated with importing.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features. The financing program most frequently chosen by our customers is a 12-month, no interest and 12 equal payments promotion which generates very minor credit revenue, but helps us reduce our interest expense and bad debts due to the faster payout relative to our other in-house credit programs. The outsourced program offers deferred payment for 360 days with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period. The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Credit Service Charge Revenue	$1,629	$2,151	$3,521	$4,534
Amount Financed as a % of Sales
Havertys	30.9%	32.4%	29.6%	34.6%
Third Party	13.7%	12.3%	15.5%	11.7%

	44.6%	44.7%	45.1%	46.3%
% Financed by Havertys with
No Interest for &lt; 12 Months	58.6%	87.3%	69.0%	88.2%
No Interest for &gt; 12 Months	31.6%	0.3%	20.0%	0.3%
Other	9.8%	12.4%	11.0%	11.5%

	100.0%	100.0%	100.0%	100.0%

	June 30

	2003	2002

Accounts receivable	$116,660	$162,597
Allowance for doubtful accounts	5,200	6,800
Allowance as a % of accounts receivable	4.5%	4.2%

Our allowance for doubtful accounts declined in 2003 as lower levels of in-house receivables were generated. We believe that the amounts we pay for the outsourced credit program are justified compared to the increased costs associated with a larger receivables portfolio and the collection risks of the more promotional credit offers needed to remain competitive. Our allowance for doubtful accounts as a percentage of the receivables pool increased in 2003 as compared to 2002 as we experienced a slight rise in the rate of bankruptcy filings by our customers during the first quarter of 2003 that has abated somewhat during the second quarter of this year.

Interest Expense

Interest expense decreased $.6 million and $1.5 million for the quarter and six months ended June 30, 2003, as compared to the year ago periods. Average debt decreased 46% and 47% for the quarter and six months ended June 30, 2003. These decreases were partly offset by increases in the effective interest rate of 81 and 66 basis points in the comparable periods, as most of the debt reduction was in lower cost, floating rate borrowings.

Other Income (Loss)

During the second quarter of 2002, we recorded approximately $1 million of impairment charges related to warehouse properties that we were exiting in connection with our distribution consolidation.

Provision for Income Taxes

The effective tax rate was 37.5% for 2003 and 2002. The effective tax rate differs from the statutory rate primarily due to state income taxes, net of the Federal tax benefit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

We lease our Dallas distribution center and three retail locations from an unconsolidated variable interest entity (VIE) under an operating lease, which is renewed automatically and expires April 2009. Third parties have invested capital at risk exceeding 3% of the assets of the VIE with the remainder being financed through a debt obligation. This and certain other criteria allow us not to consolidate the VIE in our financial statements prior to the adoption of the Interpretation. Rather, we currently account for the arrangement as an operating lease. Accordingly, neither the properties nor the related debt is reported in the accompanying balance sheets.

The lease contains residual guarantee provisions and guarantees under events of default. Although we believe the likelihood of required funding to be remote, our maximum guarantee obligation under this lease is approximately $18.0 million at June 30, 2003. We expect that we will exercise our purchase options at the end of the terms of the lease, which will be $13.0 million in 2009.

We were unable to arrange for the modifications of this lease such that FIN 46 would not be applicable, as we had earlier expected. Accordingly, we will begin consolidating the VIE effective July 1, 2003, because we believe we are the VIE’s primary beneficiary under FIN 46’s requirements. If we had consolidated the VIE beginning January 1, 2002, property and equipment reported at December 31, 2002, would have increased by $26.0 million, accumulated depreciation by $3.3 million, long-term borrowings by $20.7 million and a minority interest of $1.0 million would have been reported. Rent expense for the year ended December 31, 2002, would have decreased by approximately $2.8 million, while depreciation expense and interest expense would have increased by approximately $0.5 million and $1.8 million, respectively.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. We do not believe that the adoption of SFAS No. 150 will have a material effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Liquidity and Capital Resources

The following sections discuss the effects of the changes in our balance sheets, cash flows and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents Cash and cash equivalents were $4.3 million at June 30, 2003, an increase of $0.5 million from $3.8 million at December 31, 2002. Cash provided by operating activities of $23 million included $13.5 million from the reduction in accounts receivable discussed below. Cash used in investing activities of $15.0 million was primarily for capital expenditures of $16.5 million. Financing activities included payments of $6.7 million of long-term debt and an increase of $0.8 million in borrowings under our revolving credit facilities.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including differences in our operating results, credit programs utilized, accounts receivable collections and inventory management.

Accounts Receivable Net accounts receivable were $111.5 million at June 30, 2003, a decrease of $14.6 million or 11.6% from $126.1 million at December 31, 2002. The decrease in accounts receivable has continued for the last six quarters and is due to collection of internal credit program receivables and the impact of outsourcing a credit program to a third party.

Inventories Inventories were $116.0 million at June 30, 2003, an increase of $2.7 million or 2.4% from $113.3 million at December 31, 2002. This increase is due to sales being slower than originally anticipated and to the opening of two additional stores and other changes in retail square footage. Inventory management remains an area of focus as we balance the need to maintain proper inventory levels to ensure competitive delivery times against the lead times and order quantity issues associated with increasing sales of imported products, which are shipped via containers.

Property and Equipment Net property and equipment were $150.9 million, an increase of $16.7 million or 12.4% from $134.2 million at December 31, 2002. This increase included $9.4 million of properties under a capital lease that was effective on June 30, 2003. We expect to purchase these properties within the next 24 months. Our capital expenditures for the six months ended June 30, 2003, were $16.5 million. We expect our capital expenditures for the remainder of 2003 to be approximately $9.5 million as we add one new retail store, and remodel two existing stores and purchase one property currently under a capital lease. Capital expenditures for 2004 are currently estimated to be $34.0 million as we add four stores and expand one store, make investments in distribution and information infrastructure, including the purchase of a home delivery center currently under a capital lease, and invest in stores opening in 2005. We expect our retail square footage will increase by approximately 3% in 2003 over 2002 and expect to maintain a similar rate of increase in 2004. Funds from operations and bank lines of credit are expected to be adequate to finance our currently planned capital expenditures.

Notes Payable to Banks, Long-term Debt and Capital Lease Obligations Our total borrowings under notes payable to banks, long-term debt and capital lease obligations were $86.0 million at June 30, 2003, an increase of $3.5 million or 4.2% from $82.5 million at December 31, 2002. This increase included obligations of $9.4 million for properties under a capital lease effective June 30, 2003, partly offset by $5.9 million of debt repayments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

We utilize revolving lines of credit for general corporate purposes and as interim financing for certain capital expenditures. We have unsecured revolving credit facilities syndicated with six commercial banks and comprised of two revolving facilities totaling $80.0 million that terminate in September 2005. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had letters of credit in the amount of $4.5 million outstanding at June 30, 2003 and these amounts are considered part of the facilities usage. We had $16.7 million of revolving credit borrowings at June 30, 2003 and an unused capacity of $58.8 million.

We pursue a diversified approach to our financing requirements and generally balance our fixed-rate and capped-rate debt as determined by the interest rate environment. Our overall capital structure at June 30, 2003 was approximately 85% unsecured and 74% interest rate protected. Our debt reduction during 2002 caused variable debt levels to move below typical levels. The average effective interest rate on all our borrowings (excluding capital leases) was 6.2% at June 30, 2003.

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

PART II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Stockholders of the Company was held on May 14, 2003.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

L. Phillip Humann Terence F. McGuirk Vicki R. Palmer

The number of votes cast “for” or “withheld” was as follows: Mr. Humann: For = 16,240,393, Withheld = 66,189; Mr. McGuirk: For = 16,239,234, Withheld = 67,348; Ms. Palmer: For = 16,199,194, Withheld = 107,388.

The holders of Class A Common Stock elected the following persons to serve for a term of one year and until their successors are elected:

Rawson Haverty, Sr. Clarence H. Ridley Clarence H. Smith John T. Glover	Rawson Haverty, Jr Mylle H. Mangum Frank S. McGaughey, III Fred L. Schuermann

The number of votes cast by the holders of Class A Common Stock was as follows for each of the nominees:
For = 3,986,091, Withheld = 44.

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: July 31, 2003	By: /s/ Dennis L. Fink Dennis L. Fink, Executive Vice President and Chief Financial Officer

Certifications

I, Clarence H. Smith, President and Chief Executive Officer, of Haverty Furniture Companies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Haverty Furniture Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 31, 2003	By:	/s/ Clarence H. Smith Clarence H. Smith President and Chief Executive Officer

I, Dennis L. Fink, Executive Vice President and Chief Financial Officer, of Haverty Furniture Companies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Haverty Furniture Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 31, 2003	By:	/s/ Dennis L. Fink Dennis L. Fink Executive Vice President and Chief Executive Officer