Form 10-Q
period 2003-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2003-10-31
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________

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

     The number of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 24, 2003 were: Common Stock – 17,758,868; Class A Common Stock – 4,422,636.

H A V E R T Y   F U R N I T U R E   C O M P A N I E S,   I N C.

I N D E X

		Page No.

PART I.	FINANCIAL INFORMATION:
	Item 1. Financial Statements
	Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Income - Quarter and Nine months ended September 30, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3. Quantitative and Qualitative Disclosure about Market Risk	15
	Item 4. Controls and Procedures	16
PART II.	OTHER INFORMATION
	Item 6. Exhibits and Reports on Form 8-K	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30	December 31
	2003	2002

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,296	$3,764
Accounts receivable	109,613	131,874
Less allowance for doubtful accounts	(4,850)	(5,800)

	104,763	126,074
Inventories, at LIFO	109,719	113,328
Other current assets	14,104	20,659

Total Current Assets	246,882	263,825
Property and equipment	264,217	241,064
Less accumulated depreciation and amortization	(115,813)	(106,861)

	148,404	134,203
Deferred income taxes	1,221	1,654
Other assets	4,557	5,157

	$401,064	$404,839

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30	December 31
	2003	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$85,642	$88,843
Current portion of long-term debt and capital lease obligations	12,682	12,677

Total Current Liabilities	98,324	101,520
Long-term debt and capital lease obligations, less current portion	55,030	69,821
Other liabilities	8,231	8,617
Stockholders’ Equity
Capital stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares: Issued: 2003 - 23,687 shares; 2002 - 23,233 shares (including shares in treasury: 2003 and 2002 - 5,943 and 5,927, respectively)	23,687	23,233
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2003 – 4,956; 2002 - 5,048 shares (including shares in treasury: 2003 and 2002 - 522)	4,956	5,048
Additional paid-in capital	45,671	42,365
Retained earnings	225,477	214,750
Accumulated other comprehensive (loss)	(2,027)	(2,389)

	297,764	283,007
Less cost of Common Stock and Convertible Class A Common Stock in treasury	(58,285)	(58,126)

	239,479	224,881

	$401,064	$404,839

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data - Unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net sales	$195,352	$175,680	$539,366	$515,525
Cost of goods sold	99,535	91,044	276,991	268,475

Gross profit	95,817	84,636	262,375	247,050
Credit service charges	1,491	2,148	5,012	6,682

Gross profit and other revenue	97,308	86,784	267,387	253,732
Expenses:
Selling, general and administrative	85,306	79,379	240,849	222,346
Interest	886	1,487	3,183	5,326
Provision for doubtful accounts	626	629	1,731	2,778
Other (income) expense, net	(1,344)	(4,165)	(1,467)	(2,928)

	85,474	77,330	244,296	227,522

Income before income taxes	11,834	9,454	23,091	26,210
Income taxes	4,437	3,545	8,659	9,829

Net income	$7,397	$5,909	$14,432	$16,381

Basic earnings per share	$0.34	$0.27	$0.66	$0.76

Diluted earnings per share	$0.33	$0.27	$0.65	$0.74

Weighted average shares – basic	21,986	21,693	21,892	21,578
Weighted average shares – assuming dilution	22,589	21,994	22,221	22,213
Cash dividends per common share:
Common Stock	$0.0575	$0.0575	$0.1725	$0.1625

Class A Common Stock	$0.0525	$0.0525	$0.1575	$0.1525

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - Unaudited)

	Nine Months Ended September 30

	2003	2002

Operating Activities
Net income	$14,432	$16,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,704	11,739
Provision for doubtful accounts	1,731	2,778
Gain on sale of property and equipment	(438)	(3,760)

Subtotal	28,429	27,138
Changes in operating assets and liabilities:
Accounts receivable	19,580	45,166
Inventories	3,609	(13,285)
Other current assets	6,694	(969)
Accounts payable and accrued expenses	(3,201)	10,086

Net cash provided by operating activities	55,111	68,136

Investing Activities
Purchases of property and equipment	(19,287)	(35,856)
Proceeds from sale-leaseback transaction	—	41,485
Proceeds from sale of property and equipment	2,223	6,828
Other investing activities	600	(1,030)

Net cash (used in) provided by investing activities	(16,464)	11,427

Financing Activities
Net increase (decrease) in borrowings under revolving credit facilities	(15,900)	(63,700)
Payments on long-term debt and capital lease obligations	(8,289)	(7,894)
Treasury stock acquired	(245)	—
Proceeds from exercise of stock options	3,668	3,745
Dividends paid	(3,705)	(3,458)
Other financing activities	356	(1,926)

Net cash used in financing activities	(24,115)	(73,233)

Increase in cash and cash equivalents	14,532	6,330
Cash and cash equivalents at beginning of period	3,764	727

Cash and cash equivalents at end of period	$18,296	$7,057

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Haverty Furniture Companies, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2002. Accordingly, the quarterly condensed consolidated financial statements and related disclosures should be read in conjunction with the 2002 Annual Report on Form 10-K. The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of results for the entire year.

NOTE B – Stock-Based Compensation

At September 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net income, as reported	$7,397	$5,909	$14,432	$16,381
Deduct, total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(472)	(562)	(1,769)	(2,160)

Pro forma net income	$6,925	$5,347	$12,663	$14,221

Earnings per share:
Basic – as reported	$0.34	$0.27	$0.66	$0.76
Basic – pro forma	$0.31	$0.25	$0.58	$0.66

Diluted – as reported	$0.33	$0.27	$0.65	$0.74
Diluted – pro forma	$0.31	$0.24	$0.57	$0.64

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

NOTE D – Comprehensive Income

Total comprehensive income for the following periods was comprised of (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net income	$7,397	$5,909	$14,432	$16,381
Change in fair value of derivatives, net of applicable income tax	285	(1,258)	362	(1,723)

Total comprehensive income	$7,682	$4,651	$14,794	$14,658

NOTE E - Recent Accounting Pronouncements

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

The lease contains residual guarantee provisions and guarantees under events of default. Although we believe the likelihood of required funding to be remote, our maximum guarantee obligation under this lease is approximately $18.3 million at September 30, 2003. We expect that we will exercise our purchase options at the end of the term of the lease, which will be $13.0 million in 2009.

(Continued)

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In October 2003, the FASB issued FASB Staff Position FIN 46-6, which is a deferral of the effective date of FIN 46 in recognition of the complexities associated with implementation of FIN 46. Accordingly, we will determine if the VIE meets the criteria required for consolidation and if so, consolidate it effective December 31, 2003, as provided by FIN 46-6. If we had consolidated the VIE beginning January 1, 2002, property and equipment reported at December 31, 2002, would have increased by $26.0 million, accumulated depreciation by $3.3 million, long-term borrowings by $20.7 million and a minority interest of $1.0 million would have been reported. Rent expense for the year ended December 31, 2002, would have decreased by approximately $2.8 million, while depreciation expense and interest expense would have increased by approximately $0.5 million and $1.8 million, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth and the roll-out of our distribution system. The forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause Averts’ actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the flow of imported merchandise, whether caused by war, strikes, tariff, politics or otherwise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores and distribution facilities and corporate positions; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

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

	2003			2002			2001

	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales

		% Increase	% Increase		% Increase	% Increase		% Increase	% Increase
		(decrease)	(decrease)		(decrease)	(decrease)		(decrease)	(decrease)
Period	Dollars	over prior	over prior	Dollars	over prior	over prior	Dollars	over prior	over prior
Ended	(000)s	period	period	(000)s	period	period	(000)s	period	period

Q1	175.4	0.2	(6.6)	175.0	4.4	3.4	167.6	2.4	(3.0)
Q2	168.6	2.3	(2.2)	164.9	8.4	6.6	152.1	(7.5)	(12.2)
Q3	195.4	11.2	6.1	175.7	3.0	0.3	170.6	(3.8)	(8.8)

9 Mos	539.4	4.6	(0.8)	515.5	5.1	3.3	490.3	(3.0)	(8.0)

Q4	—	—	—	188.4	0.4	(6.3)	187.8	7.0	1.9

Year	—	—	—	704.0	3.8	0.7	678.1	(0.4)	(5.5)

Retail sales of big-ticket home goods were weak for the previous four quarters as consumers were anxious over employment uncertainty, threats of war, war and geopolitical unrest. There was also a lingering negative effect from lower stock market values. Beginning in June 2003 we had positive comp-store sales results that continued throughout the third quarter. We believe that continued strong housing sales and low interest rates are a positive factor for the industry but consumer confidence and further indications of a strengthening economy are key to increased spending for big ticket furniture items. Many retailers have been advertising aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. We have instead used some promotional pricing during traditional sales events such as those offered as part of our successful Labor Day promotions. Supplementing the sales promotions, we also began to offer longer free interest and deferred payment period financing promotions. During the remainder of the year we expect to continue with this approach of providing a selection of specially priced merchandise and financing promotions to increase traffic in our stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Our sales during the third quarter of 2003 increased across all major categories of furnishings, with bedding, formal dining rooms and upholstery performing better than the average. Our average sales transaction and price per item both remained modestly higher in the third quarter over the prior years period. Net sales for each period by category were as follows (in millions):

	Three Months Ended				Nine Months Ended
	September 30				September 30

		%of		% of		% of		% of
		Net		Net		Net		Net
	2003	Sales	2002	Sales	2003	Sales	2002	Sales

Upholstery	$46.1	23.6%	$40.7	23.2%	$128.9	23.9%	$121.8	23.6%
Bedroom	45.7	23.4	43.0	24.5	123.2	22.8	123.9	24.0
Formal Dining	16.5	8.4	12.8	7.3	44.3	8.2	39.2	7.6
Casual Dining	9.7	5.0	8.8	5.0	27.1	5.0	26.6	5.2
Recliners and Sleeper sofas	12.6	6.4	11.4	6.5	35.4	6.6	34.0	6.6
Occasional	33.2	17.0	31.0	17.6	96.5	17.9	94.3	18.3

Total Furniture Sales	163.8	83.8	147.7	84.1	455.4	84.4	439.8	85.3

Bedding Sales	19.7	10.1	17.1	9.7	50.0	9.3	43.4	8.4
Accessories and Other	11.9	6.1	10.9	6.2	34.0	6.3	32.3	6.3

Net Sales	$195.4	100.0%	$175.7	100.0%	$539.4	100.0%	$515.5	100.0%

Havertys Brand Furniture Sales	$41.4	21.2%	$22.2	12.6%	$99.5	18.4%	$53.9	10.5%

Gross Profit

Cost of sales consists primarily of the purchase price of the merchandise together with freight costs and the sourcing costs of our products. Our gross profit is largely dependent upon merchandising capabilities, vendor pricing and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and superior service from our key vendors in exchange for distribution of their products. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points. Gross profit as a percentage of sales was 49.1% for the quarter ended September 30, 2003, a 90 basis points increase over the 48.2% in the previous year’s comparable period.

Gross profit has been improved by the increase in the mix of our Havertys branded merchandise line. This private-label product generally carries a modestly higher gross margin. Of the items selected for our core furniture merchandise groups, Havertys brand comprised approximately 30% at the end of 2002, increasing to approximately 35% as of September 30, 2003. Our core furniture merchandise comprises approximately 85% of the furniture items, which excludes bedding and accessories, which we carry in all of our stores. Additional products that are more regionally focused and items needed to merchandise our larger retail stores supplement the core furniture merchandise assortment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Our focus for the remainder of 2003 and in 2004 is to continue to seek values with imported product offerings and to explore how we might better source and flow those goods. Of our core merchandise groups at December 31, 2002, imported products comprised approximately 37% and based on the selections made to implement our current merchandising plan, this is increasing to approximately 60% as the new products are received and displayed in our showrooms. Wood products, or “case goods,” are generally imported with only 20% of our selected core items at September 30, 2003, produced domestically. Upholstered items are not as heavily imported, with the exception of leather products, of which almost 100% of our stationary leather items were imported at September 30, 2003. The Havertys brand mix is approximately 80% imported with virtually all case goods and leather items being imported. We will continue to strengthen the Havertys private label and have developed our own “collections” for more effective advertising and brand building. Name brand merchandise of well-known U.S. manufacturers such as Broyhill and Lane of Furniture Brands International, Bernhardt and La-Z-Boy, will remain a significant part of our product offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of five categories: selling; occupancy; warehouse and delivery; administrative; and advertising. Selling expenses primarily are comprised of compensation of sales associates and sales support staff. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Warehouse and delivery costs include personnel, fuel costs, and depreciation and rental charges for equipment and rolling stock. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, real estate and human resource departments as well as retirement costs for all Havertys employees. Advertising expenses are primarily media production and space, direct mail costs, market research expenses and employee compensation.

Our SG&A costs were negatively impacted as we began transitioning to our new distribution system in June 2002. We completed the Eastern distribution center rollout program on June 30, 2003. We now have 52 stores fully integrated, representing approximately 45% of our business. SG&A costs as a percent of net sales were 43.7% for the third quarter, a 1.5% decrease from the 2002 third quarter level of 45.2%. These costs for the nine months ended September 30, 2003, were 44.7% as compared to 43.1% for the 2002 period. We are continuing our focus on refinements of our new system and related reductions in costs. Additional savings should be derived as sales increase and the operational costs of our new facilities are further leveraged. The growing amount of product manufactured overseas amplifies the need for excellent supply-chain management, given the longer lead times from order placement to arrival, and the ability to receive and warehouse the larger order volumes of product associated with importing.

The cost of our outsourced credit program is included in SG&A. The type of credit promotion and the level of its usage impact this expense. The amounts paid for the third quarter of 2003 were more than double the 2002 level as we outsourced a more expensive and popular new credit program. We expect that costs associated with our outsourced program in the near term will remain at their current level as a percent of net sales. Accordingly, improvements in total SG&A costs as a percent of sales on a comparable period basis will be strongest in the second half of 2004 as the shift to these credit programs anniversaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Credit Service Charge Revenue and Allowance for Doubtful Accounts

Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features. The in-house financing program most frequently chosen by our customers is a 12-month, no interest and 12 equal payments promotion which generates very minor credit revenue, but helps us reduce our interest expense and bad debts due to the faster payout relative to our other in-house credit programs. The standard outsourced program offers deferred payment for 360 days with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period. Beginning in the third quarter of 2003, another similar outsourced promotion was offered for larger purchases that allows for deferred payments up to 18 months. This promotion has become the most popular of all the credit programs offered. The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Credit Service Charge Revenue	$1,491	$2,148	$5,012	$6,682
Amount Financed as a % of Sales
Havertys	24.1%	31.5%	27.6%	33.5%
Third Party	23.6%	14.6%	18.4%	12.7%

	47.7%	46.1%	46.0%	46.2%
% Financed by Havertys with
No Interest for 12 Months	50.6%	69.5%	53.6%	69.5%
No Interest for >12 Months	23.4%	0.1%	21.1%	0.2%
No Interest < 12 Months	14.0%	17.8%	13.8%	18.5%
Other	12.0%	12.6%	11.5%	11.8%

	100.0%	100.0%	100.0%	100.0%

	September 30

	2003	2002

Accounts receivable	$109,613	$144,141
Allowance for doubtful accounts	4,850	6,300
Allowance as a % of accounts receivable	4.4%	4.4%

Our allowance for doubtful accounts declined in 2003 as lower levels of in-house receivables were generated. We believe that the amounts we pay for the outsourced credit program are justified compared to the increased costs associated with a larger receivables portfolio and the collection risks of the more promotional credit offers needed to remain competitive. Our allowance for doubtful accounts as a percentage of the receivables pool is the same in 2003 and 2002 as delinquency percentages are similar. Also, the rate of bankruptcy filings by our customers abated during the second and third quarters of this year after the higher level experienced in the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense decreased $.6 million and $2.1 million for the quarter and nine months ended September 30, 2003, respectively, as compared to the year ago periods. Average debt decreased 39.2% and 44.4% for the quarter and nine months ended September 30, 2003, respectively. The decrease for the nine-month period was partly offset by an increase in the effective interest rate of 38 basis points in the comparable period, as most of the debt reduction was in lower cost, floating rate borrowings.

Other Income (Loss)

During the third quarter of 2002, we recorded approximately $3.7 million of other income related to fixed assets, primarily gains from the sale of two vacated warehouses.

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

The lease contains residual guarantee provisions and guarantees under events of default. Although we believe the likelihood of required funding to be remote, our maximum guarantee obligation under this lease is approximately $18.0 million at September 30, 2003. We expect that we will exercise our purchase options at the end of the term of the lease, which will be $13.0 million in 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

In October 2003, the FASB issued FASB staff position FIN 46-6, which is a deferral of the effective date of FIN 46 in recognition of the complexities associated with implementation of FIN 46. Accordingly, we will determine if the VIE meets the criteria required for consolidation and if so, consolidate it effective December 31, 2003, as provided by FIN 46-6. If we had consolidated the VIE beginning January 1, 2002, property and equipment reported at December 31, 2002, would have increased by $26.0 million, accumulated depreciation by $3.3 million, long-term borrowings by $20.7 million and a minority interest of $1.0 million would have been reported. Rent expense for the year ended December 31, 2002, would have decreased by approximately $2.8 million, while depreciation expense and interest expense would have increased by approximately $0.5 million and $1.8 million, respectively.

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

Balance Sheet and Cash Flows

Cash and Cash Equivalents Cash and cash equivalents were $18.3 million at September 30, 2003, an increase of $14.5 million from $3.8 million at December 31, 2002. Cash provided by operating activities of $55.1 million included $19.6 million from the reduction in accounts receivable discussed below. Cash used in investing activities of $16.5 million was primarily for capital expenditures of $19.3 million. Financing activities included payments of $8.3 million of long-term debt and a decrease of $15.9 million in borrowings under our revolving credit facilities.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including differences in our operating results, credit programs utilized, accounts receivable collections and inventory management.

Accounts Receivable Net accounts receivable were $104.8 million at September 30, 2003, a decrease of $21.3 million or 16.9% from $126.1 million at December 31, 2002. The decrease in accounts receivable has continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

for the last seven quarters and is due to collection of internal credit program receivables and the impact of outsourcing credit programs to a third party offering deferred payments and interest for one year or more.

Inventories Inventories were $109.7 million at September 30, 2003, a decrease of $3.6 million or 3.2% from $113.3 million at December 31, 2002. This decrease is partly due to the reduction in local market warehouses. Inventory management remains an area of focus as we balance the need to maintain proper inventory levels to ensure competitive delivery times against the lead times and order quantity issues associated with increasing sales of imported products, which are shipped via containers.

Property and Equipment Net property and equipment were $148.4 million, an increase of $14.2 million or 10.6% from $134.2 million at December 31, 2002. This increase included $9.4 million of properties under a capital lease that we expect to purchase within the next 15 months. Our capital expenditures for the nine months ended September 30, 2003, were $19.3 million. We expect our capital expenditures for the remainder of 2003 to be approximately $5.0 million as we complete leasehold improvements for one new retail store and make various smaller expenditures. Capital expenditures for 2004 are currently estimated to be $58.0 million as we open five stores, expand two existing locations, invest in stores opening in 2005, and make investments in distribution and information infrastructure. These expenditures include the purchase of our Virginia home delivery center currently under a capital lease and the opening of a new home delivery center in central Florida. We expect our retail square footage will increase by approximately 3% in 2003 over 2002 and expect a 4% increase in 2004. Funds from operations and bank lines of credit are expected to be adequate to finance our currently planned capital expenditures.

Notes Payable to Banks, Long-term Debt and Capital Lease Obligations Our total borrowings under notes payable to banks, long-term debt and capital lease obligations were $67.7 million at September 30, 2003, a decrease of $14.8 million or 17.9% from $82.5 million at December 31, 2002. This decrease included $24.2 million of debt repayments partly offset by obligations of $9.4 million for properties under a capital lease.

We utilize revolving lines of credit for general corporate purposes and as interim financing for certain capital expenditures. We have unsecured revolving credit facilities syndicated with six commercial banks and comprised of two revolving facilities totaling $80.0 million that terminate in September 2005. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had letters of credit in the amount of $4.5 million outstanding at September 30, 2003, and these amounts are considered part of the facilities usage. We had an unused capacity of $75.5 million at September 30, 2003.

We pursue a diversified approach to our financing requirements and generally balance our fixed-rate and capped-rate debt as determined by the interest rate environment. Our overall capital structure at September 30, 2003, was approximately 81% unsecured and 78% with fixed rates of interest. Our debt reduction has caused variable debt levels to move below typical levels. The average effective interest rate on all our borrowings (excluding capital leases) was 6.5% at September 30, 2003.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes with respect to the Company’s derivative financial instruments and other financial instruments and their related market risk since the date of the Company’s most recent annual report.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer of the Company and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits filed with this report.

Exhibit
Number		Description of Exhibit

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

     (b)  Reports on Form 8-K.

During the quarter ended September 30, 2003, the Company did not file any Current Reports on Form 8-K. During the quarter ended September 30, 2003, the Company furnished a report on Form 8-K dated July 22, 2003, pursuant to Item 5 (“Other Events”) relating to the announcement of a quarterly cash dividend and pursuant to Item 12 (“Results of Operations and Financial Condition”) relating to the announcement of earnings for the quarter and six months ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.
(Registrant)

Date: October 31, 2003	By:	/s/ Dennis L. Fink

Dennis L. Fink,
Executive Vice President and
Chief Financial Officer