Form 10-K
period 2003-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2004-03-15
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from___________ to__________

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

     The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $316,605,000 as of June 30, 2003 (based on the last transaction prices of the registrant’s two classes of common stock on such date). As of February 16, 2004, the number of shares outstanding of the registrant’s two classes of $1.00 par value common stock were: Common Stock – 18,067,499; Class A Common Stock – 4,353,406.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s annual report to stockholders for the year ended December 31, 2003, are incorporated by reference in response to Part II of this report. Portions of the registrant’s proxy statement relating to its 2004 Annual Meeting of Stockholders, to be held on May 4, 2004, are incorporated by reference in response to Part III of this report, where indicated.

PART I

ITEM 1. BUSINESS

General

     Haverty Furniture Companies, Inc. is a full-service home furnishings retailer. Unless the context indicates otherwise, the terms “company,” “Havertys” and “we” refer to the Haverty Furniture Companies, Inc. and its subsidiaries. We operate 113 showrooms in 15 contiguous southern and central states. We provide our customers with a wide selection of furniture and accessories primarily in the middle to upper-middle price ranges. As an added convenience to our customers, we offer financing through an internal revolving charge credit plan as well as a third party finance company. Havertys originated as a family business in 1885 in Atlanta, Georgia. Havertys has been a publicly held company since 1929, incorporated under the laws of the State of Maryland. Our corporate headquarters are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia 30342. Our website address is www.havertys.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Business Strategy

     We serve a target customer in the middle to upper-middle income ranges. We have attracted this discriminating and demanding consumer by focusing on what we believe are the key elements of furniture retailing: convenient and appealing stores, merchandise value and selection, product and image oriented advertising, and customer service. We have made investments in technology to improve operating efficiencies and investments in new retail stores. We plan to continue to expand into new markets and strengthen our position in our current market areas utilizing existing and planned distribution infrastructure.

Stores

     As of December 31, 2003, we operated 113 stores serving 74 cities in 15 states. We have executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores, closing certain locations and moving into new markets. Accordingly, the number of retail locations has increased by only 24 since the year ended 1993, but total square footage has increased approximately 74%.

     We entered two new markets and a new state during 2003. A new store in San Antonio, Texas and a remodeled “big-box” store in West Palm Beach, Florida, opened during the second quarter. We also opened our first store in Maryland in the fourth quarter as part of our expansion in the Metro-DC market. We also relocated our Jackson, Mississippi store in January 2003. Net selling space in 2003 increased by 3.3% or approximately 126,000 square feet.

     We plan to enter one new state and continue expansion in existing markets in 2004. We expect to add a store in the Metro-DC market and one in San Antonio, Texas, and expand existing stores in the Metro-DC market and Savannah, Georgia during the second and third quarters of 2004. We plan to open our first store in Ohio as part of the leveraging of our new distribution infrastructure. The store in Ohio is a remodel of existing big-box retail space and is scheduled to open in the fourth quarter of 2004. Net selling space in 2004 should increase by 3.3% or approximately 128,000 square feet assuming the new stores open as planned.

Revenues

     The following table sets forth the approximate percentage contributions by product or service to our gross revenues for the past three years:

	Year ended December 31,
	2003	2002	2001
Merchandise:
Living Room Furniture	48.3%	48.0%	48.5
Bedroom Furniture	22.2	23.0	22.3
Dining Room Furniture	13.5	13.1	14.6
Bedding	9.0	8.0	6.8
Accessories and Other (1)	6.2	6.6	6.2
Credit Service Charges	0.8	1.3	1.6

	100.0%	100.0%	100.0%

(1) Including delivery charges and product protection.

Merchandising

     Havertys offers many nationally well-known brand names of merchandise, such as Broyhill, Lane, Bernhardt, La-Z-Boy, Sealy and Serta. We also carry merchandise that bears the Havertys brand. These items were developed primarily with manufacturers whose names do not carry the same level of customer awareness as Havertys. We prefer to carry multiple lines of furniture in order to offer the consumer broad product choices at good values. We have avoided utilizing lower cost, promotional price-driven merchandise favored by many national chains, which we believe gives Havertys a unique position for a large retailer.

     During 2000, we began selling merchandise that bears the Havertys brand. These products are sold exclusively by the Company in our markets and generally carry a modestly higher gross margin. This better return is useful in offsetting the somewhat lower gross margins typically associated with higher-end merchandise sold under well-known manufacturer brands. This merchandise assisted us in protecting our profitability during the slower economic cycle. We advertise our private label lines as Havertys Collections. Sales in 2003 of Havertys Collections were $153.0 million or 20.5% of total sales, with steady increases to 30% in the months in late 2003 and in early 2004. A Havertys branded bedding line will be added in 2004. We expect that sales of Havertys private-label products could be as much as 50% of our total sales during the last months of 2004.

     We tailor our merchandise presentation to the needs and tastes of the local markets. All five regional managers are included in our buying team, and their input allows each store to present a product mix that is roughly 20 to 25 percent regionalized. Each local market manager can select from region specific items that are attractive to consumers in their particular metropolitan area. These managers are also responsible for pricing in their respective markets, with the exception of specific items that are advertised chain-wide and our private-label products. We therefore can be competitively priced in each market while maintaining attractive gross margins.

     In February 1998, the Company and Furniture Brands International (“Furniture Brands”) announced a strategic alliance whereby we would allocate up to 50% of our retail square footage, excluding bedding display, to products supplied by Furniture Brands. Furniture Brands’ lines include widely recognized brands such as Broyhill, Lane, and Thomasville. The Company and Furniture Brands agreed to end the alliance in December 2003. We will cease carrying the Thomasville brand and will be replacing it with other premium lines including Havertys’ private label products during the first half of 2004. Furniture Brands’ Broyhill and Lane brand names will continue to be important parts of our retail mix but will no longer be allocated a certain amount of showroom display.

     Although we have only an estimated 1% national market share of the highly fragmented furniture retail market, we are becoming an important customer to the largest furniture manufacturers due to our consistent track record of profitable, controlled growth and reputable customer service. Our regional warehousing and informational capabilities provide opportunities to enhance our purchasing power with our vendors. We purchase approximately 60% of our merchandise from 10 vendors. There are, however, numerous additional merchandise sources available to Havertys.

     The level of imported merchandise that we offer has increased during the past two years as the quality and consistency of the products have improved. Our current merchandise line selection is approximately 60% imported, with wood products or case goods representing 65% of these items and upholstered goods comprising the remaining 35% of the total imports. Case goods are generally manufactured in Asia and imported upholstery products are generally leather sofas imported primarily from Mexico and Asia. The Havertys brand import mix is approximately 80% of the case goods and 15% of the upholstered items. During 2003, we purchased our entire imported product mix through domestic manufacturers or agents and required these vendors to maintain a certain level of inventory domestically. Our new Eastern Distribution Center (EDC) has the capacity to receive and store shipments directly from overseas in containers at greater levels than the replaced facilities.

Distribution

     We are more than halfway through the implementation of our new distribution system. Previously, we had warehouses (or smaller cross-docks) in every market served, where sold merchandise was received from our regional warehouses, unboxed, prepped and loaded for home delivery. In mid 2002 we began a transition to a new, more centralized distribution methodology requiring fewer facilities. The new method relies on shuttling trailers of already prepped merchandise, loaded in sequence for the day’s deliveries, to the various markets during the night for morning pick up and delivery by local driver teams. The advantages of the new system include lower inventory levels, less warehouse space and the ability to enter new markets without adding local market warehouses. We also believe that fewer, better-supervised warehouse workers will be needed overall to operate under the new system when it is completed. Along with these changes, customer service is being consolidated from the local markets to two call centers, where new phone and computer systems allow for easier access to delivery scheduling and follow up information.

     The new system, scheduled for completion by the second quarter of 2005 will use a combination of three distribution centers, three home delivery centers and approximately 15 local market cross-docks. This is in sharp contrast to the facilities in use at the beginning of 2002 of five regional warehouses and 46 local market cross-docks. The distribution centers (DCs) are designed to make direct home deliveries within 100 miles, and serve cross-docks and home delivery centers within a 500-mile radius. The home delivery centers in turn provide service within an additional 250 miles. Local market cross-docks process inventory in the same manner as a home delivery center and serve a single outlying market.

     The first phase of the transition included the consolidation of two regional warehouses into the Eastern DC in Braselton, Georgia during the third quarter of 2002 and the opening of a satellite home delivery center in northern Virginia. During 2003, the Company transitioned additional markets to the new system and accordingly, closed the related local market warehouses and reduced inventory. The Eastern DC serviced 27 of our markets at December 31, 2003. We plan to replace our Florida regional warehouse in Orlando with a new Florida DC in Lakeland during 2004, and in early 2005 begin converting the Dallas, Texas regional warehouse into a Western DC and the Jackson, Mississippi regional warehouse into a smaller home delivery center.

     We use technology to assist in maintaining an efficient supply chain. A forecasting system provides guidance on the efficient ordering of merchandise, identifies products that have sales volumes that differ from expectations and provides recommended purchase order changes. We use EDI and just-in-time delivery systems with our major vendors. A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for efficient scheduling and changing of the workflow. These systems and the close coordination with vendors enable us to closely control our inventory and meet the delivery expectations of our customers.

Credit Operations

     As a service to our customers, we offer a revolving charge credit plan with credit limits determined through our on-line credit approval system and an additional credit program outsourced to a third party finance company. The combined amount financed under our credit programs and the third party finance company, as a percent of net sales, has remained relatively flat at 46% as customers continued their usage of third party national credit cards and cash. We believe that our credit offers are a reasonable response to similar or more aggressive promotions advertised by competitors.

     Havertys Credit Services, Inc. (“Havertys Credit”), a wholly-owned subsidiary of the Company, was formed in 1996 to consolidate the credit approval, collections and credit customer relationship functions. Havertys Credit currently maintains a receivables portfolio of approximately $102.1 million, before deducting reserves. Our credit programs typically require a 15% to 20% down payment and offer financing over 12 to 48 months, with an average term of 15 months. The standard (non-promotional) credit service charge rate currently ranges from 18% to 21% per annum (except for 6.25% in Arkansas). We routinely offer various interest-free periods (typically six to 18 months) as part of promotional campaigns but do not offer payment deferrals beyond six months. The financing program chosen most frequently by our customers is a 12 month, no interest and 12 equal payments promotion. Amounts financed under our programs represented approximately 25% of 2003 sales.

     We make available to our customers additional programs provided by a third party finance company, which offers longer payment deferrals than we choose to provide. The programs offered during 2003 were a one year, no payment, no interest credit promotion featuring deferred payment and an interest accrual for 12 months with accrued interest waived if the balance is paid in full at the end of the deferral period. A similar program of 15 to 18 months duration was offered in the second half of 2003 for larger purchase amounts. During 2003, amounts financed under these outsourced programs represented approximately 21% of sales.

     Over the last four years, credit service charge revenue has declined as we have offered longer free interest periods in our financing promotions and begun offering the most appealing programs on a continuous basis. As a result, fewer customers have had to pay credit service charges and “free interest” receivables have risen. These combined factors resulted in an average interest yield of approximately 5.6% for 2003.

Competition

     The retail sale of home furnishings is a highly fragmented and competitive business. We believe that the primary elements of competition in our industry are merchandise (quality, style, selection, price and display), consumer credit offers, customer service, image and product oriented advertising and store location and design. The degree and source of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards. Furniture manufacturers have also accelerated the opening of their own dedicated retail stores in an effort to control and protect the distribution prospects of their merchandise.

     We believe Havertys is uniquely positioned in the marketplace with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture store chains. We believe that this customer segment responds more cautiously to typical discount promotions and focuses on the real value and customer service offered by a retailer. We consider our experienced sales personnel and customer service as important factors in Havertys’ competitive success. Lastly, we believe Havertys’ abilities to make prompt delivery of orders through maintenance of inventory and to tailor the inventory to a store’s local market conditions provide additional competitive advantages. The Company currently ranks among the top 10 in sales for full-service retail home furnishings store chains in the United States based on available industry data for 2003.

Employees

     As of December 31, 2003, we had approximately 4,180 employees: 2,565 in individual retail store operations, 165 in our corporate offices, 50 in our credit operations and 1,400 in our warehouses and delivery points. No employee of Havertys is a party to any union contract and we consider our employee relations to be good.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company:

	Age as of	Position with the Company
Name	3-01-04	and Other Information
Clarence H. Ridley	61	Chairman of the Board since January 2001. Vice Chairman from 1996 - 2000; Partner of King & Spalding, Attorneys, from 1977 - 2000. Director since 1979.

	Age as of	Position with the Company
Name	3-01-04	and Other Information
Clarence H. Smith	53	Chief Executive Officer since January 2003 and President since May 2002. Chief Operating Officer from May 2000 - 2002; Senior Vice President and General Manager, Stores, from 1996 - 2000. He has served in other capacities at both the operational and corporate levels since joining the Company in 1973. Director since 1989.

Dennis Fink	52	Executive Vice President since 1996 and Chief Financial Officer since 1993. Senior Vice President from 1993 - 1996. Senior Vice President, Treasurer and Chief Financial Officer and a director of Horizon Industries, Inc., a publicly held carpet manufacturer, from 1985 - 1992.

M. Tony Wilkerson	58	Senior Vice President, Marketing, since 1994. He has focused primarily on merchandising since joining the Company in 1976. Director 1999 - May 2003.

Rawson Haverty, Jr.	47	Senior Vice President, Real Estate and Development, since 1998. Vice President, Real Estate and Insurance Divisions, from 1992 - 1998; Assistant Vice President from 1987 - 1992; joined the Company in 1984. Director since 1992.

Steven G. Burdette	42	Senior Vice President, Operations, since October 2003. Vice President, Operations, from May 2002 – October 2003; Vice President, Merchandising, from 1994 - May 2002; Assistant Vice President, Merchandising, from 1993 - 1994. His experience includes store operations after joining the Company in 1983.

J. Edward Clary	43	Chief Information Officer since 2000. Vice President, Management Information Services, from 1994 - 2000; joined the Company in 1990.

Thomas P. Curran	51	Vice President, Advertising and Internet Strategies, since 2000. Vice President, Advertising, from 1987 – 2000. His focus has been almost exclusively on advertising since joining the Company in 1982.

Gerald M. Hohman	59	Vice President, Human Resources, since 1998; Vice President, Operations and Training, from 1996 – 1998. Prior to his corporate duties, he served in store operations and joined the Company in 1988.

	Age as of	Position with the Company
Name	3-01-04	and Other Information
Jenny Hill Parker	45	Treasurer since 1998 and Corporate Secretary since 1997. Vice President, Finance, since 1996; Financial officer since joining the Company in 1994. Senior Manager at KPMG Peat Marwick LLP from 1988 – 1994.

Justin P. Seamonds	33	Vice President, Controller, upon joining the Company in July 2003. Chief Financial Officer of TowerCom Management LLC, a cellular tower developer and operator from 2001 - 2003; Senior Vice President, Controller of Meridian Beverage Company, Inc., a manufacturer and marketer of fruit-flavored and premium spring water, from 1996 - 2001.

Ben M. Haverty (a director of the Company) and Rawson Haverty, Jr. are brothers and are first cousins to Clarence H. Ridley and Clarence H. Smith. Clarence H. Ridley and Clarence H. Smith are first cousins.

ITEM 2. PROPERTIES

     The Company’s executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. These leased facilities contain approximately 45,000 square feet of office space on two floors of a mid-rise office building. Havertys Credit leases 11,000 square feet of office space in Chattanooga, Tennessee.

     The following table sets forth information concerning the operating facilities of the Company as of December 31, 2003.

		Local	Regional
	Retail	Market Area	Distribution
	Locations (c)	Warehouses	Facilities
Owned (a)	41	3	2
Leased (b)	72	8	3

Total	113	11	5

(a)	Includes capital leases on one distribution facility and three retail stores built on sites under land leases.

(b)	The leases have various termination dates through 2022 plus renewal options. Includes properties owned by a special-purpose entity that is consolidated into the Company’s financial statements.

(c)	Of the retail locations, 13 utilize attached warehouse space.

	2003	2002	2001
Retail square footage at December 31 (in thousands)	3,919	3,808	3,521
% Change in retail square footage	2.9%	8.2%	-1.0%
Annual net sales per weighted average square foot	$194	$193	$190

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We incorporate the information required by this item by reference to the section captioned “Market Prices and Dividend Information” in our 2003 annual report to stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     We incorporate the information required by this item by reference to the section captioned “Selected 5-Year Financial Data” in our 2003 annual report to stockholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We incorporate the information required by this item by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 annual report to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We incorporate the information required by this item by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 1 – Summary of Significant Accounting Policies – Fair Values of Financial Instruments and Note 7 – Long-Term Debt and Capital Lease Obligations of the notes to the consolidated financial statements of the Company in our 2003 annual report to stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     We incorporate the information required by this item by reference to the sections captioned “Report of Independent Auditors,” “Consolidated Financial Statements” and “Selected Quarterly Financial Data” in our 2003 annual report to stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13(a)-15(e)) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act.

     During the fourth quarter of 2003, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We incorporate the information required by this item by reference to the sections captioned “Nominees for Election By Holders of Common Stock” and “Nominees for Election By Holders of Class A Common Stock” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 annual proxy statement. Information relating to executive officers of the Company is included in this report under Item 1 of Part I.

     The Company has adopted a code of business conduct and ethics applicable to the Company’s Directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics (the “Code”). The Code is available on the Company’s website at www. Havertys.com. In the event we amend or waive any provisions of the Code applicable to our principal executive officer, principal financial officer or controller, we intend to disclose the same on the Company’s website. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.

ITEM 11. EXECUTIVE COMPENSATION

     We incorporate the information required by this item by reference to the section captioned “Executive Compensation” in our 2004 annual proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We incorporate the information required by this item by reference to the sections captioned “Information Regarding Beneficial Ownership of Directors and Management” and “Security Ownership of Certain Beneficial Owners” in our 2004 annual proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We incorporate the information required by this item by reference to the section captioned “Certain Relationships and Transactions” in our 2004 annual proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We incorporate the information required by this item by reference to the section captioned “Principal Accountant Fees and Services” in our 2004 annual proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following financial statements and notes thereto of Haverty Furniture Companies, Inc., and the related Report of Independent Auditors are incorporated by reference in Item 8 from the Company’s 2003 annual report to stockholders.

     Consolidated Balance Sheets – December 31, 2003 and 2002

     Consolidated Statements of Income – Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows – Years ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     Report of Independent Auditors

     (a) 2. Financial Statement Schedules

     The following financial statement schedule of Haverty Furniture Companies, Inc. is included in Item 15(d):

     Schedule II — Valuation and Qualifying Accounts

     All other schedules have been omitted because they are inapplicable or the required information is included in the financial statements or notes thereto.

     (a) 3. Exhibits

     The exhibits listed below are filed with or incorporated by reference into this Report (denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced document. Exhibits 10.1 through 10.12 represent compensatory plans.

Exhibit
Number		Description of Exhibit
*3.1	—	Articles of Incorporation of Haverty Furniture Companies, Inc., as amended and restated on March 6, 1973, and amended on April 24, 1979, and as amended on April 24, 1985. (10-Q for the quarter ended June 30, 1985)

*3.1.1	—	Articles of Incorporation of Haverty Furniture Companies, Inc., as amended on April 25,1986. (10-Q for the quarter ended March 31, 1986)

*3.1.2	—	Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc., as amended on April 28, 1989. (10-Q for the quarter ended June 30, 1989)

*3.1.3	—	Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc., as amended on April 28, 1995. (10-K for the year ended December 31, 1996)

3.2	—	Amended and Restated By-Laws of Haverty Furniture Companies, Inc., as amended on February 26, 2004.

*4.1	—	Note Agreement between Haverty Furniture Companies, Inc., and The Prudential Purchasers (The Prudential Insurance Company of America) c/o Prudential Capital Group, dated December 29, 1993. (10-K for the year ended December 31, 1993)

*4.1.1	—	First Amendment to Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc., and The Prudential Insurance Company of America. (10-K for the year ended December 31, 1994)

*4.1.2	—	Second Amendment to Note Agreement dated July 19, 1996, between Haverty Furniture Companies, Inc., and The Prudential Insurance Company of America, as previously amended. (10-K for the year ended December 31, 1996)

*4.2	—	Credit Agreements dated March 27, 2002, among Haverty Furniture Companies, Inc., Havertys Credit Services, Inc., and the Lenders Listed Therein, Agented by SunTrust Bank, Atlanta. (10-Q for the quarter ended March 31, 2002)

No other instrument authorizes long-term debt securities in an amount in excess of ten percent (10%) of the total assets of the Company. The Company agrees to furnish copies of instruments and agreement authorizing long-term debts of less than ten percent (10%) of its total assets to the Commission upon request.

*10.1	—	Second Amendment and Restatement of Directors’ Deferred Compensation Plan. (10-Q for the quarter ended June 30, 1996, Exhibit 10.1.2)

*10.2	—	Supplemental Executive Retirement Plan, effective January 1, 1983. (10-K for the year ended December 31, 1984, Exhibit 10.3)

Exhibit
Number		Description of Exhibit
*10.3	—	Thrift Plan, as amended and restated, effective January 1, 2001. (10-K for the year ended December 31, 2001, Exhibit 10.3)

*10.3.1	—	EGTRRA Amendment to Thrift Plan, effective January 1, 2002. (10-K for the year ended December 31, 2001, Exhibit 10.3.1)

10.3.2	—	GUST Compliance Amendment to Thrift Plan, adopted January 29, 2003 and effective January 1, 2001.

*10.4	—	Haverty Furniture Companies, Inc., Employee Stock Purchase Plan, as amended and restated as of October 29, 1999. (10-K for the year ended December 31, 2000, Exhibit 10.7)

*10.4.1	—	Amendment Number One to Haverty Furniture Companies, Inc., Employee Stock Purchase Plan. (Registration Statement on Form S-8, File No. 333-66010, Exhibit 10.2)

*10.5	—	Deferred Compensation Agreement between Haverty Furniture Companies, Inc., and Rawson Haverty, Sr., dated December 21, 1992. (10-K for the year ended December 31, 1993, Exhibit 10.9)

*10.6	—	1993 Non-Qualified Stock Option Plan. (Registration Statement on Form S-8, File No. 33-53607, Exhibit 5.1)

*10.7	—	Supplemental Executive Retirement Plan, effective January 1, 1996. (10-K for the year ended December 31, 1995)

*10.8	—	Directors’ Compensation Plan as of April 26, 1996. (10-Q for quarter ended June 30, 1996, Exhibit 10.11)

10.8.1	—	Amendment Number One to Directors’ Compensation Plan.

*10.9	—	Form of Agreement dated January 1, 1997, Regarding change in Control with the following Named Executive Officers: Clarence H. Ridley, John E. Slater, Jr., Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson. (10-K for the year ended December 31, 1996)

*10.10	—	Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee directors:
Rawson Haverty, Jr. (a Named Executive Officer) and Fred J. Bates. (10-K for the year ended December 31, 1996)

*10.11	—	Haverty Furniture Companies, Inc., 1998 Stock Option Plan, effective as of December 18, 1997. (Registration Statement on Form S-8, File No. 333-53215, Exhibit 10.1)

*10.11.1	—	Amendment Number One to Haverty Furniture Companies, Inc., 1998 Stock Option Plan. (Registration Statement on Form S-8, File No. 333-66012, Exhibit 10.2)

Exhibit
Number		Description of Exhibit
*10.12	—	Haverty Furniture Companies, Inc., Top Hat Mutual Fund Option Plan, effective as of January 15, 1999. (10-K for the year ended December 31, 1999)

*10.13	—	Lease Agreement and its First and Second Amendments dated July 26, 2001, November 2001 and July 29, 2002, respectively, between Haverty Furniture Companies, Inc., as Tenant and John W. Rooker, LLC, as Landlord. (10-Q for the quarter ended September 30, 2002, Exhibit 10.1)

*10.14	—	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc., as Seller and HAVERTACQ11 LLC, as Purchaser. (10-Q for the quarter ended September 30, 2002, Exhibit 10.2)

*10.15	—	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc., as Tenant and HAVERTACQ11 LLC, as Landlord. (10Q for the quarter ended September 30, 2002, Exhibit 10.3)

13.1	—	Annual Report to Stockholders for the year ended December 31, 2003.

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Ernst & Young LLP.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Clarence H. Smith, President and Chief Executive Officer of Haverty Furniture Companies, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Dennis L. Fink, Executive Vice President and Chief Financial Officer of Haverty Furniture Companies, Inc.

32.1	—	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Clarence H. Smith, President and Chief Executive Officer of Haverty Furniture Companies, Inc. and Dennis L. Fink, Executive Vice President and Chief Financial Officer of Haverty Furniture Companies, Inc.

99.1	—	Cautionary Statement Relative to Forward-Looking Statements

     (b) Reports on Form 8-K

     We filed on October 31, 2003, with the Securities and Exchange Commission, a Current report on Form 8-K dated October 29, 2003, attaching (i) a press release announcing our third quarter financial results and (ii) a press release announcing the retirement of a director and the naming of two new directors, and an increase in the quarterly cash dividend.

     (c) Exhibits

     The response to this portion of Item 15 is as submitted in Item 15(a)3.

     (d) Financial Statement Schedules

     The response to this portion of Item 15 is as submitted in Item 15(a)2.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.

Date: March 12, 2004	By:	/s/ JENNY HILL PARKER Vice President, Treasurer and Corporate Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CLARENCE H. RIDLEY	Chairman of the Board	March 12, 2004

Clarence H. Ridley

/s/ CLARENCE H. SMITH	President and Chief Executive	March 12, 2004
Officer, Director
Clarence H. Smith

/s/ JOHN T. GLOVER	Director	March 12, 2004

John T. Glover

	Georgia Regional Manager,	March 12, 2004
Director
Ben M. Haverty

/s/ RAWSON HAVERTY, JR.	Senior Vice President,	March 12, 2004
Director
Rawson Haverty, Jr.

/s/ L. PHILLIP HUMANN	Director	March 12, 2004

L. Phillip Humann

Signature	Title	Date
/s/ MYLLE H. MANGUM	Director	March 12, 2004

Mylle H. Mangum

/s/ FRANK S. McGAUGHEY, III	Director	March 12, 2004

Frank S. McGaughey, III

/s/ TERENCE F. McGUIRK	Director	March 12, 2004

Terence F. McGuirk

/s/ VICKI R. PALMER	Director	March 12, 2004

Vicki R. Palmer

/s/ FRED L. SCHUERMANN	Director	March 12, 2004

Fred L. Schuermann

/s/ AL TRUJILLO	Director	March 12, 2004

Al Trujillo

/s/ DENNIS L. FINK	Executive Vice President	March 12, 2004
and Chief Financial Officer
Dennis L. Fink	(principal financial officer)

/s/ JUSTIN P. SEAMONDS	Vice President and Controller	March 12, 2004
(principal accounting officer)
Justin P. Seamonds

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

(in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	charged		Balance at
	beginning of	to costs and	Deductions-	end of
	period	expenses	describe (1)	period
Year ended December 31, 2003:
Allowance for doubtful accounts	$5,800	$1,979	$3,279	$4,500

Year ended December 31, 2002:
Allowance for doubtful accounts	$6,900	$3,180	$4,280	$5,800

Year ended December 31, 2001:
Allowance for doubtful accounts	$6,750	$4,061	$3,911	$6,900

(1) Uncollectible accounts written off, net of recoveries and the disposal value of repossessions.

S-1