Form 10-Q
period 2004-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2004-05-10
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

     The number of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 26, 2004 were: Common Stock – 18,208,095; Class A Common Stock – 4,342,936.

H A V E R T Y    F U R N I T U R E    C O M P A N I E S,    I N C.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31	December 31
	2004	2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$39,535	$31,591
Accounts receivable	91,522	102,154
Less allowance for doubtful accounts	(4,000)	(4,500)

	87,522	97,654
Inventories, at LIFO	109,604	106,264
Other current assets	12,729	15,578

Total Current Assets	249,390	251,087
Property and equipment	297,392	295,378
Less accumulated depreciation and amortization	(127,139)	(123,832)

	170,253	171,546
Other assets	9,615	10,569

	$429,258	$433,202

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31	December 31
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$78,939	$87,770
Current portion of long-term debt and capital lease obligations	13,481	13,528

Total Current Liabilities	92,420	101,298
Long-term debt and capital lease obligations, less current portion	63,547	65,402
Other liabilities	14,258	13,766

Total Liabilities	170,225	180,466
Stockholders’ Equity
Capital stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares;
Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2004 – 24,143; 2003 – 23,958 shares	24,143	23,958
Convertible Class A Common Stock, Authorized:
15,000 shares; Issued: 2004 – 4,871; 2003 – 4,916 shares	4,871	4,916
Additional paid-in capital	50,260	49,019
Retained earnings	239,776	235,005
Accumulated other comprehensive (loss)	(1,736)	(1,881)
Less treasury stock at cost – Common Stock (2004 and 2003 – 5,943 shares) and Convertible Class A Common Stock (2004 and 2003 – 522 shares)	(58,281)	(58,281)

Total Stockholders’ Equity	259,033	252,736

	$429,258	$433,202

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data — Unaudited)

	Three Months Ended
	March 31
	2004	2003
Net sales	$190,301	$175,380
Cost of goods sold	92,339	89,468

Gross profit	97,962	85,912
Credit service charges	1,304	1,892

Gross profit and other revenue	99,266	87,804
Expenses:
Selling, general and administrative	88,791	78,616
Interest	1,125	1,133
Provision for doubtful accounts	131	573
Other (income) expense, net	(589)	(355)

	89,458	79,967

Income before income taxes	9,808	7,837
Income taxes	3,658	2,939

Net income	$6,150	$4,898

Basic earnings per share	$0.27	$0.22

Diluted earnings per share	$0.27	$0.22

Weighted average shares — basic	22,451	21,827
Weighted average shares — assuming dilution	23,185	21,920
Cash dividends per common share:
Common Stock	$0.0625	$0.0525
Class A Common Stock	$0.0575	$0.0500

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — Unaudited)

	Three Months Ended March 31
	2004	2003
Operating Activities
Net income	$6,150	$4,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,774	4,229
Provision for doubtful accounts	131	573
Loss (gain) on sale of property and equipment	103	(13)
Changes in operating assets and liabilities:
Accounts receivable	10,001	10,752
Inventories	(3,340)	(7,113)
Other current assets	2,013	7,279
Accounts payable and accrued expenses	(8,250)	(11,894)

Net cash provided by operating activities	11,582	8,711

Investing Activities
Capital expenditures	(4,486)	(6,885)
Purchases of properties previously under leases	—	(4,238)
Proceeds from sale of property and equipment	902	704
Other investing activities	1,790	518

Net cash used in investing activities	(1,794)	(9,901)

Financing Activities
Proceeds from borrowings under revolving credit facilities	—	108,400
Payments of borrowings under revolving credit facilities	—	(103,300)

Net increase in borrowings under revolving credit facilities	—	5,100
Payments on long-term debt and capital lease obligations	(1,902)	(3,396)
Treasury stock acquired	—	(245)
Proceeds from exercise of stock options	1,381	271
Dividends paid	(1,379)	(1,233)
Other financing activities	56	(20)

Net cash (used in) provided by financing activities	(1,844)	477

Increase (decrease) in cash and cash equivalents	7,944	(713)
Cash and cash equivalents at beginning of period	31,591	3,764

Cash and cash equivalents at end of period	$39,535	$3,051

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

The preparation of condensed consolidated financial statements in conformity with accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the 2004 financial statement presentation.

NOTE B – Stock-Based Compensation

At March 31, 2004, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31
	2004	2003
Net income, as reported	$6,150	$4,898
Deduct, Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(668)	(597)

Pro forma net income	$5,482	$4,301

Earnings per share:
Basic – as reported	$0.27	$0.22
Basic – pro forma	$0.24	$0.20
Diluted – as reported	$0.27	$0.22
Diluted – pro forma	$0.24	$0.19

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

NOTE D – Comprehensive Income

Total comprehensive income for the three months ended March 31, 2004 and 2003 was comprised of the following (in thousands):

	Three Months Ended
	March 31
	2004	2003
Net income	$6,150	$4,898
Changes in derivatives, net of applicable income tax	145	46

Total comprehensive income	$6,295	$4,944

NOTE E – Pension Plans

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, the Company is required to report the various elements of its pension costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.

Net pension cost included the following components (in thousands):

	March 31
	2004	2003
Service cost-benefits earned during the period	$639	$553
Interest cost on projected benefit obligation	782	757
Expected return on plan assets	(980)	(819)
Amortization of prior service cost	33	33

Net pension cost	$474	$524

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute $2,000,000 to our pension plan in 2004. We did not make any contributions to the plan in the first quarter of 2004 but expect to contribute $2,000,000 by December 31, 2004.

NOTE F – Accounting and Disclosure Changes

In March 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 1 of EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Issue 1 reached a consensus that the two-class method of computing earnings per share requires the presentation of basic and diluted EPS for each class of common stock. Accordingly, earnings must be allocated to all participating securities (consistent with the two-class method) when calculating earnings per share for the common stock. The consensus reached by EITF No. 03-6 will not have an affect on the reported net income. However, as required by EITF No. 03-6, beginning with the second quarter ending June 30, 2004, we will report earnings per share under the two-class method which requires presentation of earnings per share for Common Stock and Class A Common Stock separately.

In November 2002, the Emerging Issues Task Force issued EITF 02-16, “Accounting by a Customer for Cash Consideration Received from a Vendor.” This EITF places certain restrictions on the treatment of advertising allowances and requires vendor rebates to be treated as a reduction of inventory costs for agreements entered into or significantly modified after November 30, 2002, unless they represent a reimbursement of specific, incremental, identifiable costs incurred by the customer to sell the vendor’s product. The adoption of EITF 02-16 did not have a material impact on the Company’s 2003 financial statements as most contracts were in place prior to the effective date or allowances were tracked and identified with specific incremental advertising costs. The Company reclassified approximately $1,150,000 of allowances and rebates out of advertising and into cost of sales during 2003.

The Company has assessed the volume of cooperative advertising reimbursements that met the criteria for direct offset to advertising expense. Based on the Company’s analysis of the impact on the income statement, and the administrative cost to identify and track reimbursements between those qualifying for expense offset and those requiring inventory cost reduction, the Company elected to treat all cooperative advertising funds received from vendors as a reduction in the cost of inventory beginning in 2004. During the first quarter of 2004, the Company recorded approximately $3.4 million of vendor allowances, as a reduction of cost of goods sold. The amount of vendor allowances during the first quarter of 2003, recorded as a reduction of selling, general and administrative expenses, was approximately $3.5 million.

In January 2003, the FASB issued and subsequently revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both (primary beneficiary). Currently, entities are generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 is effective for companies that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. During 2003, the Company concluded that it was the primary beneficiary of a variable interest entity that is the lessor of a distribution center and four retail locations used by the Company. The Company adopted the provisions of FIN 46 as of December 31, 2003, and recorded a cumulative effect of an accounting change of $1,050,000 (net of income tax expense of $600,000). Consolidation of this entity increased property and equipment by $22,100,000, long-term debt by $19,500,000 and created a minority interest of $1,000,000. Previously, this entity was not consolidated and the distribution center and retail locations were accounted for as an operating lease. The effect of consolidation of this entity in prior years would have increased net income before the cumulative effect of an accounting change in the first quarter of 2003 by approximately $75,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth and the roll-out of our distribution system. The forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause Havertys’ actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the flow of imported merchandise, whether caused by war, strikes, tariff, politics or otherwise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores and distribution facilities and corporate positions; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

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

	2004			2003			2002
			Comp-Store			Comp-Store			Comp-Store
	Net Sales		Sales	Net Sales		Sales	Net Sales		Sales
		% Increase	% Increase		% Increase	% Increase		% Increase	% Increase
		(decrease)	(decrease)		(decrease)	(decrease)		(decrease)	(decrease)
Period	Dollars	over prior	over prior	Dollars	over prior	over prior	Dollars	over prior	over prior
Ended	(000)s	period	period	(000)s	period	period	(000)s	period	period
Q1	190.3	8.5	4.0	175.4	0.2	(6.6)	175.0	4.4	3.4
Q2	—	—	—	168.6	2.3	(2.2)	164.9	8.4	6.6
Q3	—	—	—	195.4	11.2	6.1	175.7	3.0	0.3
Q4	—	—	—	205.3	8.9	5.7	188.4	0.4	(6.3)

Year	190.3	8.5	4.0	744.6	5.8	1.0	704.0	3.8	0.7

Retail sales of big-ticket home goods were weak from mid 2002 to mid 2003 due to consumer anxiety about employment uncertainty, threats of war, war and geopolitical unrest. There was also a lingering negative effect from lower stock market values. Beginning in June 2003 we have had positive comp-store monthly sales results that continued throughout the remainder of 2003 and through April 2004 (excluding November 2003 which was 0.4% negative). We believe that continued strong housing sales and low interest rates are a positive factor for the industry but consumer confidence and further indications of a strengthening economy are key to increased spending for big ticket furniture items. Many retailers have been advertising aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. Instead, we have used some promotional pricing during traditional sales events. Supplementing the pricing promotions, we also offer free-interest and deferred payment period financing promotions. During the remainder of the year we expect to continue with this approach of providing a selection of specially priced merchandise and financing promotions to increase traffic in our stores.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Our sales during the first quarter of 2004 increased across all major categories of furnishings, with bedding, recliners and upholstery performing better than the average. Our average price per item was down slightly while our average sales transaction was modestly higher in the first quarter over the prior year period. Net sales for each period by category were as follows (in millions):

	Three Months Ended
	March 31
		% of		% of
		Net		Net
	2004	Sales	2003	Sales
Upholstery	$47.9	25.2%	$42.9	24.4%
Bedroom	41.9	22.0	38.2	21.8
Formal Dining	14.5	7.6	13.9	7.9
Casual Dining	9.4	4.9	8.7	5.0
Recliners and Sleeper sofas	14.4	7.6	11.9	6.8
Occasional	33.2	17.4	34.4	19.6

Total Furniture Sales	161.3	84.7	150.0	85.5

Bedding Sales	16.4	8.7	14.0	8.0
Accessories and Other	12.6	6.6	11.4	6.5

Net Sales	$190.3	100.0%	$175.4	100.0%

Havertys Collections
Furniture Sales	$59.1	31.1%	$27.8	15.8%

Gross Profit
 Cost of sales consists primarily of the purchase price of the merchandise together with inbound freight costs. Our gross profit is largely dependent upon merchandising capabilities, vendor pricing and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and superior service from our key vendors in exchange for distribution of their products. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points. Gross profit as a percentage of sales was 51.5% for the quarter ended March 31, 2004, a 70-basis point increase over the 2003 period on a comparable basis, considering the effect of the change in classification of vendor advertising allowances between the periods.

Gross profit has been improved by several factors related to the consolidation of our distribution network and improved supply chain management. We now have fewer pools of inventory, which reduces product handling and damage resulting in fewer markdowns, and a tighter supply chain reduces the level of closeouts for discontinued merchandise.

The increase in the level of sales of our Havertys branded merchandise line has also improved our gross profit. These private-label products generally carry a modestly higher gross margin, as manufacturers do not have their proprietary advertising costs to recoup. Sales of these private-label lines as a percent of total sales have grown. We expect that this trend will continue and Havertys Collections could be as much as 50% of our total sales during the last months of 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

The recent anti-dumping petition against Chinese furniture makers for allegedly dumping wooden bedroom furniture is working its way through the United States International Trade Commission and the United States Department of Commerce. The final determinations of the Commission will not be made until 2005 but the imposition of preliminary duties are expected to begin in mid June 2004. Approximately 60% of our bedroom furniture sales were from merchandise imported from China. We have worked with our suppliers and believe we have secured alternate production on all of our wooden bedroom merchandise produced in China. We have scheduled production in Vietnam, Indonesia, Thailand, the Philippines, South America and Mexico and are confident that we will maintain continuity of shipments on all of our best selling collections.

In November 2002, the Emerging Issues Task Force issued EITF 02-16, “Accounting by a Customer for Cash Consideration Received from a Vendor.” This EITF places certain restrictions on the treatment of advertising allowances and requires vendor rebates to be treated as a reduction of inventory costs for agreements entered into or significantly modified after November 30, 2002, unless they represent a reimbursement of specific, incremental, identifiable costs incurred by the customer to sell the vendor’s product. The adoption of EITF 02-16 did not have a material impact on our 2003 financial statements as most contracts were in place prior to the effective date or allowances were tracked and identified with specific incremental advertising costs.

We assessed the volume of cooperative advertising reimbursements that met the criteria for direct offset to advertising expense. Based on our analysis of the impact on net income, and the administrative cost to identify and track reimbursements between those qualifying for expense offset and those requiring inventory cost reduction, we elected to treat all cooperative advertising funds received from vendors as a reduction in the cost of inventory beginning in 2004. During the first quarter of 2004, we recorded approximately $3.4 million of vendor allowances as a reduction of cost of goods sold. The amount of vendor allowances during the first quarter of 2003, recorded as a reduction of selling, general and administrative expenses was approximately $3.5 million.

Our cost of goods sold does not include purchasing and receiving costs, or warehouse and distribution costs. These costs are included in our selling, general and administrative expenses and accordingly our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses
 Selling, general and administrative (“SG&A”) expenses are comprised of five categories: selling; occupancy; warehouse and delivery; administrative; and advertising. Selling expenses primarily are comprised of compensation of sales associates and sales support staff. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Warehouse and delivery costs include personnel, fuel costs, and depreciation and rental charges for equipment and rolling stock. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, real estate and human resource departments, as well as retirement costs for all Havertys employees. Advertising expenses are primarily media production and space, direct mail costs, market research expenses and employee compensation.

Our SG&A costs were relatively flat as a percent of sales on a comparable basis. We had modest improvements in occupancy, warehouse and delivery expenses as a percent of sales. Our advertising costs were up 16 basis points on a comparable basis due to increased expenditures for our full-color 8 to 20-page newspaper inserts, or “tabs” and increased amounts for television.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

The discount cost of the third party credit program is included in SG&A as are credit card fees. The type of credit promotion and the level of its usage impact this expense. The amounts paid for the first quarter of 2004 were 40 basis points higher than the 2003 level as we continued to offer a more expensive and popular credit program introduced in the third quarter of 2003. We expect that the expense in the second quarter for these programs will be slightly lower than in the first quarter as a percent of net sales.

Credit Service Charge Revenue and Allowance for Doubtful Accounts
 Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features. The in-house financing program most frequently chosen by our customers was a 12-month, no interest and 12 equal payments promotion which generates very minor credit revenue, but helps us reduce our interest expense and bad debts due to the faster payout relative to our other in-house credit programs. We offer to our customers the opportunity to apply for credit with a third party credit provider. Sales financed by this provider are not Havertys’ receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The standard program offered through the third party provider is a deferred payment for up to 18 months with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period. This promotion has become the most popular of all the credit programs offered. During the first quarter of 2004, the level of amounts financed under all credit programs as a percent of sales dropped to 41.9% as compared to 45.3%. This lower level of total financings continued in April 2004. The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended
	March 31
	2004	2003
Credit Service Charge Revenue	$1,304	$1,892
Amount Financed as a % of Sales
Havertys	20.3%	28.4%
Third-Party	21.6%	16.9%

	41.9%	45.3%
% Financed by Havertys with
No Interest for 12 Months	63.6%	64.1%
No Interest for >12 Months	5.8%	7.9%
No Interest < 12 Months	17.2%	15.5%
Other	13.4%	12.5%

	100.0%	100.0%

	March 31
	2004	2003
Accounts receivable	$91,522	$120,349
Allowance for doubtful accounts	4,000	5,600
Allowance as a % of accounts receivable	4.4%	4.7%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Our allowance for doubtful accounts declined in 2004 as lower levels of in-house receivables were generated. We believe that the amounts we pay for the third party credit program are justified compared to the increased costs associated with a larger receivables portfolio and the collection risks of the more promotional credit offers needed to remain competitive. Our allowance for doubtful accounts as a percentage of the receivables pool is lower in 2004 as delinquency percentages have dropped. Also, the rate of bankruptcy filings by our customers abated during 2003 and the first quarter of this year after the higher level experienced in the first quarter of 2003.

Balance Sheet Changes

Cash increased by $7.9 million and accounts receivable decreased by $10.0 million during the quarter primarily as a result of the continuing cash flow benefits of increased sales through the third party credit program.

Total current and long-term other assets declined by $3.9 million during the quarter primarily as a result of the sale of land held for sale and a lower amount due from the third party credit provider.

Accounts payable and accrued expenses decreased $8.9 million during the quarter as year-end accrued compensation and related costs were paid and due to a reduction in accruals for sales and local taxes. We also reduced our long-term debt by $1.9 million during the quarter.

Liquidity and Capital Resources

The following sections discuss the sources of our cash flows and commitments which impact our liquidity and capital resources on both a short-term and long-term basis. Cash increased $7.9 million in the first quarter of 2004.

Cash flows generated from operations provide us with a significant source of liquidity. Cash provided by operations remained strong at $11.6 million as net income increased to $6.2 million and depreciation and amortization were $4.8 million.

Cash flows used in investing activities were $1.8 million in the first quarter of 2004. Capital expenditures of $4.5 million were partly offset by $0.9 million in proceeds from the sale of property and equipment and $1.8 million from the sale of a parcel of land that had been held for sale.

Cash flows used in financing activities were $1.8 million as we repaid $1.9 million of long-term debt.

Financings
 We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with six commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in September 2005. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had letters of credit in the amount of $4.5 million outstanding at March 31, 2004, and these amounts are considered part of the facilities usage. We had an unused capacity of $75.5 million at March 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

The following summarizes our contractual obligations and commercial commitments as of December 31, 2003, in which there have been no significant changes since that date. We have included in this table amounts primarily related to deferred compensation and supplemental executive retirement plans classified as other liabilities that were omitted in the table included in our MD&A for the year ended December 31, 2003.

Contractual	Payments Due by Period
Obligations	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-Term Debt[1]	$70,557	$13,174	$26,462	$15,353	$15,568
Other Liabilities	4,365	—	—	—	4,365
Capital Lease Obligations[2]	8,373	7,176	170	200	827
Operating Leases[3]	274,085	36,564	45,563	41,040	150,918
Total Contractual Obligations[4]	$357,380	$56,914	$72,195	$56,593	$171,678

[1]	Includes $19,455 of debt recorded in connection with the cumulative effect change in accounting principle. The debt is related to the development of a regional distribution center and four retail locations.

[2]	Includes $7.1 million in 2004, reflecting the Company’s planned purchase of assets under a capital lease at December 31, 2003.

[3]	Includes $13.0 million in 2004, reflecting the Company’s planned purchase of assets under operating leases at December 31, 2003.

[4]	The Company did not have any legally binding outstanding purchase obligations at December 31, 2003.

Store Expansion and Capital Expenditures
 We have entered several new markets and made continued improvements and relocations of our store base. Our total selling square footage increases per year have historically been in the 5% to 6% range.

We are expecting to add approximately 3% to 4% retail square footage during 2004 as we open a new store in Cincinnati, Ohio and add stores in the Metro DC and San Antonio, Texas markets. Our store expansion for the next two years is primarily focused on the Metro DC, Florida and Ohio markets.

Our planned expenditures for 2004 are $46.0 million for property and equipment and $20.1 million for purchases of assets in operations currently under lease. We are currently evaluating new sites and possibly accelerating existing projects, which could increase the total amount of 2004 expenditures by 10% to 20%. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2004 capital expenditures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Exhibit
Number		Description of Exhibit
*3.1	—	Articles of Incorporation of Haverty Furniture Companies, Inc., as amended and restated on March 6, 1973, and amended on April 24, 1979, and as amended on April 24, 1985. (10-Q for the quarter ended June 30, 1985)

*3.1.1	—	Articles of Incorporation of Haverty FurnitureCompanies, Inc., as amended on April 25, 1986. (10-Q for the quarter ended March 31, 1986)

*3.1.2	—	Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc., as amended on April 28, 1989. (10-Q for the quarter ended June 30, 1989)

*3.1.3	—	Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc., as amended on April 28, 1995. (10-K for the year ended December 31, 1996)

*3.2	—	Amended and Restated By-Laws of Haverty Furniture Companies, Inc., as amended on February 26, 2004. (10-K for the year ended December 31, 2003)

*4.1	—	Note Agreement between Haverty Furniture Companies, Inc., and The Prudential Purchasers (The Prudential Insurance Company of America) c/o Prudential Capital Group, dated December 29, 1993. (10-K for the year ended December 31, 1993)

*4.1.1	—	First Amendment to Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc., and The Prudential Insurance Company of America. (10-K for the year ended December 31, 1994)

*4.1.2	—	Second Amendment to Note Agreement dated July 19, 1996, between Haverty Furniture Companies, Inc., and The Prudential Insurance Company of America, as previously amended. (10-K for the year ended December 31, 1996)

*4.2	—	Credit Agreements dated March 27, 2002, among Haverty Furniture Companies, Inc., Havertys Credit Services, Inc., and the Lenders Listed Therein, Agented by SunTrust Bank, Atlanta. (10-Q for the quarter ended March 31, 2002)

No other instrument authorizes long-term debt securities in an amount in excess of ten percent (10%) of the total assets of the Company. The Company agrees to furnish copies of instruments and agreement authorizing long-term debts of less than ten percent (10%) of its total assets to the Commission upon request.

Exhibit
Number		Description of Exhibit
31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Clarence H. Smith, President and Chief Executive Officer of Haverty Furniture Companies, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Dennis L. Fink, Executive Vice President and Chief Financial Officer of Haverty Furniture Companies, Inc.

32.1	—	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Clarence H. Smith, President and Chief Executive Officer of Haverty Furniture Companies, Inc. and Dennis L. Fink, Executive Vice President and Chief Financial Officer of Haverty Furniture Companies, Inc.

     (b) Reports on Form 8-K

     We filed on February 19, 2004, with the Securities and Exchange Commission, a Current report on Form 8-K dated February 6, 2004, attaching (i) a press release announcing our fourth quarter and year-end financial results and (ii) a press release announcing the first quarter’s cash dividend.

     We filed on April 13, 2004, with the Securities and Exchange Commission, a Current report on Form 8-K dated April 13, 2004, attaching a Notice, dated April 13, 2004, to Directors and Executive Officers concerning a blackout period and trading restrictions pursuant to Regulation BTR.

     We filed on May 5, 2004, with the Securities and Exchange Commission, a Current report on Form 8-K dated April 28, 2004, attaching (i) a press release announcing our first quarter financial results and (ii) a press release announcing the second quarter’s cash dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.
(Registrant)

Date: May 10, 2004	By:	/s/ CLARENCE H. SMITH President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ DENNIS L. FINK Executive Vice President and Chief Financial Officer