Form 10-Q
period 2004-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2004-08-06
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

Commission file number:    1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	58-0281900

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

780 Johnson Ferry Road, Suite 800, Atlanta, Georgia	30342

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(404) 443-2900

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑    No    ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☑    No    ☐

      The number of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 31, 2004 were: Common Stock – 18,245,347; Class A Common Stock – 4,339,636.

HAVERTY FURNITURE COMPANIES, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30	December 31
	2004	2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,835	$31,591
Accounts receivable	81,702	91,209
Less allowance for doubtful accounts	(3,700)	(4,500)

	78,002	86,709
Inventories, at LIFO	118,358	106,264
Other current assets	11,271	15,578

Total Current Assets	229,466	240,142
Accounts receivable, long-term	11,995	10,945
Property and equipment	303,577	295,378
Less accumulated depreciation and amortization	(131,653)	(123,832)

	171,924	171,546
Other assets	9,169	10,569

	$422,554	$433,202

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30	December 31
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$75,518	$87,770
Current portion of long-term debt and capital lease obligations	13,538	13,528

Total Current Liabilities	89,056	101,298
Long-term debt and capital lease obligations, less current portion	58,742	65,402
Other liabilities	12,685	13,766

Total Liabilities	160,483	180,466
Stockholders’ Equity
Capital stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2004 – 24,182; 2003 – 23,958 shares	24,182	23,958
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2004 – 4,862; 2003 – 4,916 shares	4,862	4,916
Additional paid-in capital	50,714	49,019
Retained earnings	242,132	235,005
Accumulated other comprehensive loss	(1,591)	(1,881)
Less treasury stock at cost – Common Stock (2004 – 5,937; 2003 – 5,943 shares) and Convertible Class A Common Stock (2004 and 2003 – 522 shares)	(58,228)	(58,281)

Total Stockholders’ Equity	262,071	252,736

	$422,554	$433,202

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data - Unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net sales	$179,614	$168,634	$369,915	$344,014
Cost of goods sold	88,960	87,988	181,299	177,456

Gross profit	90,654	80,646	188,616	166,558
Credit service charges	1,163	1,629	2,467	3,521

Gross profit and other revenue	91,817	82,275	191,083	170,079
Expenses:
Selling, general and administrative	84,946	76,927	173,737	155,543
Interest	964	1,164	2,089	2,297
Provision for doubtful accounts	198	532	329	1,105
Other (income) expense, net	(264)	232	(853)	(123)

	85,844	78,855	175,302	158,822

Income before income taxes	5,973	3,420	15,781	11,257
Income taxes	2,228	1,283	5,886	4,222

Net income	$3,745	$2,137	$9,895	$7,035

Basic earnings per share:
Common Stock	$0.17	$0.10	$0.44	$0.33
Class A Common Stock	$0.16	$0.09	$0.42	$0.31
Diluted earnings per share:
Common Stock	$0.16	$0.10	$0.43	$0.32
Class A Common Stock	$0.16	$0.09	$0.41	$0.30
Cash dividends per common share:
Common Stock	$0.0625	$0.0575	$0.125	$0.115

Class A Common Stock	$0.0575	$0.0525	$0.115	$0.105

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands - Unaudited)

	Six Months Ended June 30
	2004	2003
Operating Activities
Net income	$9,895	$7,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,452	8,430
Provision for doubtful accounts	329	1,105
Loss (gain) on sale of property and equipment	94	(29)
Other	126	—
Changes in operating assets and liabilities:
Accounts receivable	7,328	13,509
Inventories	(12,094)	(2,666)
Other assets and liabilities	2,720	7,998
Accounts payable and accrued expenses	(12,252)	(12,390)

Net cash provided by operating activities	5,598	22,992

Investing Activities
Capital expenditures	(10,835)	(12,228)
Purchases of properties previously under leases	—	(4,238)
Proceeds from sale of property and equipment	911	770
Other investing activities	2,196	647

Net cash used in investing activities	(7,728)	(15,049)

Financing Activities
Proceeds from borrowings under revolving credit facilities	—	186,000
Payments of borrowings under revolving credit facilities	—	(185,200)

Net increase in borrowings under revolving credit facilities	—	800
Payments on long-term debt and capital lease obligations	(6,650)	(6,684)
Treasury stock acquired	—	(245)
Proceeds from exercise of stock options	1,792	1,178
Dividends paid	(2,768)	(2,466)
Other financing activities	—	5

Net cash used in financing activities	(7,626)	(7,412)

(Decrease) increase in cash and cash equivalents	(9,756)	531
Cash and cash equivalents at beginning of year	31,591	3,764

Cash and cash equivalents at end of period	$21,835	$4,295

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

NOTE B – Earnings Per Share

Effective this quarter, the Company must report its earnings per share using the two-class method as required by the Emerging Issues Task Force (EITF). The EITF reached final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” at their March 17, 2004 meeting. EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their contractual rights. The Common Stock of the Company has a preferential dividend rate of at least 105% of the dividend paid on the Class A Common Stock. The Class A Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock (on all matters other than the election of directors), may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class A Common Stock. The effective result of EITF 03-6 is that the basic earnings per share for the Common Stock is 105% of the basic earnings per share of the Class A Common Stock. Additionally, given the Company’s current capital structure, diluted earnings per share for Common Stock under EITF 03-6 will be the same as was previously reported using the if-converted method.

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Common:
Weighted average shares outstanding	18,221	17,338	18,154	17,320
Assumed conversion of Class A Common shares	4,343	4,524	4,354	4,525
Diluted options	484	290	608	191

Total weighted-average diluted common shares	23,048	22,152	23,116	22,036

The amount of earnings used in calculating diluted earnings per share of Common Stock is equal to net income since the Class A shares are assumed to be converted. Diluted earnings per share of Class A Common Stock includes the effect of dilutive common stock options which reduces the amount of undistributed earnings allocated to the Class A Common Stock.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE C – Stock-Based Compensation

At June 30, 2004, the Company had two stock-based employee compensation plans, a non-compensatory employee stock purchase plan and a stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income, as reported	$3,745	$2,137	$9,895	$7,035
Deduct, total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(696)	(698)	(1,365)	(1,296)

Pro forma net income	$3,049	$1,439	$8,530	$5,739

Earnings per share:
As reported
Basic:
Common	$0.17	$0.10	$0.44	$0.33
Class A	$0.16	$0.09	$0.42	$0.31
Diluted:
Common	$0.16	$0.10	$0.43	$0.32
Class A	$0.16	$0.09	$0.41	$0.30
Pro forma:
Basic
Common	$0.14	$0.07	$0.38	$0.27
Class A	$0.13	$0.06	$0.36	$0.25
Diluted
Common	$0.13	$0.06	$0.37	$0.26
Class A	$0.13	$0.06	$0.35	$0.25

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE D – Interim LIFO Calculations

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

NOTE E – Comprehensive Income

Total comprehensive income for the six months ended June 30, 2004 and 2003 was comprised of the following (in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income	$3,745	$2,137	$9,895	$7,035
Changes in derivatives, net of applicable income tax	145	31	290	77

Total comprehensive income	$3,890	$2,168	$10,185	$7,112

NOTE F – Pension Plans

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

Net pension cost included the following components (in thousands):

	Quarter Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Service cost-benefits earned during the period	$639	$553	$1,278	$1,106
Interest cost on projected benefit obligation	782	757	1,564	1,514
Expected return on plan assets	(980)	(819)	(1,960)	(1,638)
Amortization of prior service cost	33	33	66	66

Net pension cost	$474	$524	$948	$1,048

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company disclosed in its financial statements for the year ended December 31, 2003, a planned $2,000,000 contribution to the pension plan in 2004. No contributions were made to the plan in the first six months of 2004, but the $2,000,000 is expected to be contributed prior to December 31, 2004.

NOTE G – Accounting and Disclosure Changes

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Prior to June 30, 2004, the Company classified its accounts receivable portfolio as a current asset in accordance with trade practice. In the aggregate, and based on historical experience, the receivables are collected in seven to eight months. Effective June 30, 2004, for those credit promotions which extend beyond one year, the Company classifies a portion of the receivables as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portion of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year at June 30, 2004. However, based on experience, management does not believe the collection rate will differ significantly. In addition, the December 31, 2003 balance sheet has been reclassified in a similar manner. At June 30, 2004 and December 31, 2003, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $27.9 million and $27.8 million, respectively.

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

Beginning in 2004, the Company elected to treat all cooperative advertising funds received from vendors as a reduction in the cost of inventory and given that the Company values its inventory using the LIFO method, these funds generally will flow through the income statement in cost of goods sold unless there is a current year increment. During the quarter and six months ended June 30, 2004, the Company recorded vendor allowances of approximately $3.4 and $6.8 million, respectively, as a reduction of cost of goods sold. The amount of vendor allowances during the same periods of 2003, recorded as a reduction of selling, general and administrative expenses, was approximately $3.0 and $6.5 million.

In January 2003, the FASB issued and subsequently revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both (primary beneficiary). Currently, entities are generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 is effective for companies that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. During 2003, the Company concluded that it was the primary beneficiary of a variable interest entity that is the lessor of a distribution center and four retail locations used by the Company. The Company adopted the provisions of FIN 46 as of December 31, 2003, and recorded a cumulative effect of an accounting change of $1,050,000 (net of income tax expense of $600,000).

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Consolidation of this entity increased property and equipment by $22,100,000, long-term debt by $19,500,000 and created a minority interest of $1,000,000. Previously, this entity was not consolidated and the distribution center and retail locations were accounted for as an operating lease. The effect of consolidation of this entity in prior years would have increased net income before the cumulative effect of an accounting change by approximately $75,000 and $150,000 for the second quarter and six months ended June 30, 2003, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth and the roll-out of our distribution system. The forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause Havertys’ actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the flow of imported merchandise, whether caused by war, strikes, tariff, politics or otherwise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores, distribution facilities and corporate positions; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Operating Results

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comp-store sales increases for the periods indicated:

	2004			2003			2002
			Comp-Store			Comp-Store			Comp-Store
	Net Sales		Sales	Net Sales		Sales	Net Sales		Sales
		% Increase	% Increase		% Increase	% Increase		% Increase	% Increase
		(decrease)	(decrease)		(decrease)	(decrease)		(decrease)	(decrease)
Period	Dollars	over prior	over prior	Dollars	over prior	over prior	Dollars	over prior	over prior
Ended	(000)s	period	period	(000)s	period	period	(000)s	period	period
Q1	190.3	8.5	4.0	175.4	0.2	(6.6)	175.0	4.4	3.4
Q2	179.6	6.5	2.6	168.6	2.3	(2.2)	164.9	8.4	6.6

6 Mos.	369.9	7.5	3.3	344.0	1.2	(4.5)	339.8	6.3	4.9

Q3	—	—	—	195.4	11.2	6.1	175.7	3.0	0.3
Q4	—	—	—	205.3	8.9	5.7	188.4	0.4	(6.3)

Year	369.9	7.5	3.3	744.6	5.8	1.0	704.0	3.8	0.7

Total sales increased $11.0 million or 6.5% in the second quarter of 2004 while comparable sales rose $4.3 million or 2.6%. The remaining $6.7 million of the increase was from new and otherwise non-comparable stores, partially offset by the loss of sales from stores closed. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouses or temporary locations are excluded from comparable store sales, as are periods when stores are closed for remodeling.

Retail sales of big-ticket home goods were weak from mid 2002 to mid 2003, which was widely reported to be due to consumer anxiety about employment uncertainty, threats of war, war and geopolitical unrest. There was also a lingering negative effect from lower stock market values. Beginning in June 2003 we have had positive comp-store monthly sales results that continued throughout the remainder of 2003 and through July 2004 (excluding November 2003 which was 0.4% negative). We believe that continued strong housing sales and low interest rates are a positive factor for the industry, but consumer confidence and further indications of a strengthening economy are key to increased spending for big ticket furniture items. Many retailers have been advertising aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. Instead, we have used some promotional pricing during traditional sales events. Supplementing the pricing promotions, we also offer free-interest and deferred payment financing promotions. During the remainder of the year we expect to continue with this approach of providing a selection of specially priced merchandise and competitive financing promotions to increase traffic in our stores.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Our sales during the first half of 2004 increased across most of our major categories of furnishings, with recliners and sleeper sofas, bedding and upholstery performing better than the average. Our average price per item was down slightly while our average sales transaction was modestly higher in the second quarter over the prior year period. Net sales for each period by category were as follows (in millions):

	Three Months Ended				Six Months Ended
	June 30				June 30
		%of		% of		% of		% of
		Net		Net		Net		Net
	2004	Sales	2003	Sales	2004	Sales	2003	Sales
Upholstery	$44.2	24.6%	$39.9	23.6%	$92.1	24.9%	$82.8	24.1
Bedroom	40.9	22.8	39.4	23.3	82.8	22.4	77.6	22.5
Formal Dining	14.0	7.8	13.8	8.2	28.5	7.7	27.7	8.1
Casual Dining	8.8	4.9	8.7	5.2	18.2	4.9	17.4	5.1
Recliners and Sleeper sofas	12.8	7.1	10.9	6.5	27.1	7.3	22.8	6.6
Occasional	29.7	16.5	28.9	17.2	62.9	17.0	63.3	18.4

Total Furniture Sales	150.4	83.7	141.6	84.0	311.6	84.2	291.6	84.8

Bedding	17.7	9.9	16.3	9.7	34.1	9.2	30.3	8.8
Accessories and Other	11.5	6.4	10.7	6.3	24.2	6.6	22.1	6.4

Net Sales	$179.6	100.0%	$168.6	100.0%	$369.9	100.0%	$344.0	100.0%

Havertys Brand Furniture Sales	$65.7	36.6%	$30.7	18.2%	$124.7	33.7%	$58.1	16.9%

Gross Profit

Cost of sales consists primarily of the purchase price of the merchandise together with inbound freight costs. Our gross profit is largely dependent upon merchandising capabilities, vendor pricing and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and superior service from our key vendors in exchange for distribution of their products. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points. Gross profit as a percentage of sales was 50.47% for the quarter ended June 30, 2004, a 86-basis point increase over the 2003 period on a comparable basis, considering the effect of the change in classification of vendor advertising allowances between periods.

Gross profit has been improved by several factors related to the consolidation of our distribution network and improved supply chain management. We now have fewer pools of inventory, which reduces product handling and damage resulting in fewer markdowns, and a tighter supply chain, which reduces the level of closeouts for discontinued merchandise.

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

The change in the classification of the co-operative advertising funds and rebates in accordance with GAAP makes reconciliation necessary to compare the current year periods to prior-year periods. The following table adjusts the gross profit and SG&A line items to a comparable basis (in millions):

	Quarter Ended June 30					Six Months Ended June 30
	% Net Sales					% Net Sales
	2004	2003	2004	2003	Change	2004	2003	2004	2003	Change
Gross profit, as reported	$90.7	$80.6	50.47	47.82	2.65	$188.6	$166.6	50.99	48.42	2.57
Co-op advertising funds and rebates	—	3.0	—	1.79	(1.79)	—	6.5	—	1.89	(1.89)

Gross profit on a comparable basis*	$90.7	$83.6	50.47	49.61	0.86	$188.6	$173.1	50.99	50.31	0.68

SG&A, as reported	$84.9	$76.9	47.29	45.61	1.68	$173.7	$155.5	46.97	45.21	1.76
Co-op advertising funds and rebates	—	3.0	—	1.79	(1.79)	—	6.5	—	1.89	(1.89)

SG&A on a comparable basis*	$84.9	$79.9	47.29	47.40	(0.11)	$173.7	$162.0	46.97	47.10	(0.13)

*  The 2003 amounts for the periods presented are for informational purposes only and are non-GAAP as defined by Regulation G.

Approximately 60% of our bedroom furniture sales were from merchandise imported from China. The recent anti-dumping petition against Chinese furniture makers for allegedly dumping wooden bedroom furniture continues to work its way through the United States International Trade Commission and the United States Department of Commerce. The final determinations of the duties will not be made until December 2004 but the imposition of preliminary duties were made in mid June 2004. The preliminary duties on average for our major suppliers are between 4.9% and 10.9%, lower than what was requested by the petitioning group. We do not anticipate a negative impact on our margins related to these duties because of our ability to source products from other countries, implement moderate retail price increases, or some combination of these actions.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of five categories: selling; occupancy; warehouse and delivery; administrative; and advertising. Selling expenses are primarily comprised of compensation of sales associates and sales support staff. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Warehouse and delivery costs include personnel, fuel costs, and depreciation and rental charges for equipment and rolling stock. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, real estate and human resource departments, as well as retirement costs for all Havertys employees. Advertising expenses are primarily media production and space, direct mail costs, market research expenses and employee compensation.

Our SG&A costs were relatively flat as a percent of sales on a comparable basis (see table under Gross Profit). We had modest improvements in warehouse and administrative expenses as a percent of sales. Our advertising costs were up 26 basis points on a comparable basis due to increased expenditures for our full-color 8 to 20-page newspaper inserts, or tabloids.

Selling expenses were also up in the second quarter of 2004 compared to 2003 due to a slight increase in sales commissions.

The discount cost of the third party credit program is included in SG&A as are credit card fees. The type of credit promotion and the level of its usage impact this expense. The amounts paid for the first quarter of 2004 were 40 basis points higher than the 2003 level as we continued to offer a more expensive and popular credit program introduced in the third quarter of 2003. The expense in the second quarter for these programs was comparable to the prior year period but lower than in the first quarter of 2004 as a percent of net sales as the mix of our promotions changed and the level of usage dropped.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Credit Service Charge Revenue and Allowance for Doubtful Accounts

Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features. The in-house financing program most frequently chosen by our customers during the second quarter was a no interest offer requiring 18 to 20 equal monthly payments. This program and the similar 12-month program generates very minor credit revenue, but helps us reduce our interest expense and bad debts due to the faster payout relative to our deferred payment in-house credit programs. We offer to our customers the opportunity to apply for credit with a third party credit provider. Sales financed by this provider are not Havertys’ receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The standard program offered through the third party provider is a deferred payment for up to 18 months with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period. Beginning in the third quarter of 2003, this promotion became the most popular of all the credit programs offered. During the second quarter of 2004, the amounts financed under all credit programs as a percent of sales dropped to 39.7% as compared to 44.6% in 2003. The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Credit Service Charge Revenue	$1,163	$1,629	$2,467	$3,521
Amount Financed as a % of Sales
Havertys	26.8%	30.9%	23.5%	29.6%
Third Party	13.0%	13.7%	17.4%	15.5%

	39.7%	44.6%	40.8%	45.1%
% Financed by Havertys with
No Interest for 12 Months	37.1%	46.2%	48.9%	55.0%
No Interest for > 12 Months	40.8%	31.6%	25.2%	20.0%
No Interest for < 12 Months	11.6%	12.1%	14.1%	13.7%
Other	10.5%	10.1%	11.8%	11.3%

	100.0%	100.0%	100.0%	100.0%

	June 30

	2004	2003

Accounts receivable	$93,697	$116,660
Allowance for doubtful accounts	3,700	5,200
Allowance as a % of accounts receivable	3.9%	4.5%

Our allowance for doubtful accounts declined in 2004 as lower levels of in-house receivables were generated. We believe that the amounts we pay for the third party credit program are justified compared to the increased costs associated with a larger receivables portfolio and the collection risks of the more promotional credit offers needed to remain competitive. Our allowance for doubtful accounts as a percentage of the receivables pool is lower in 2004 as improvements were made in the delinquency percentages and the rate of bankruptcy filings.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Balance Sheet Changes for the six months ended June 30, 2004

Cash decreased by $9.8 million and inventories increased $12.1 million as we expanded the Havertys Premium Collections and reacted to the higher forecasted sales of imported merchandise. Accounts receivable decreased by $7.3 million during the period primarily as a result of the continuing cash flow benefits of increased sales through the third party credit program.

Total current and long-term other assets declined by $5.7 million during the period primarily as a result of the sale of land held for sale and a lower amount due from the third party credit provider.

Accounts payable and accrued expenses decreased $12.2 million during the period as year-end accrued compensation and related costs were paid and due to a reduction in trade payables. Our import purchases require payment more quickly after the receipt of merchandise than our domestic purchases which, given our higher level of import purchases, has reduced our trade payables. We also reduced our long-term debt by $6.7 million during the period.

Liquidity and Capital Resources

The following sections discuss the sources of our cash flows and commitments which impact our liquidity and capital resources on both a short-term and long-term basis. Cash decreased $9.8 million in the first six months of 2004.

Cash flows generated from operations provide us with a significant source of liquidity. Cash provided by operations remained positive at $5.6 million in spite of increases in inventories and the reduction in trade payables. Net income increased to $9.9 million and depreciation and amortization were $9.5 million.

Cash flows used in investing activities were $7.7 million in the first six months of 2004. Capital expenditures of $10.8 million were partially offset by $0.9 million in proceeds from the sale of property and equipment and $1.8 million from the sale of a parcel of land that had been held for sale.

Cash flows used in financing activities were $7.6 million as we repaid $6.7 million of long-term debt.

Financings

We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with six commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in September 2005. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had letters of credit in the amount of $4.8 million outstanding at June 30, 2004, and these amounts are considered part of the facilities usage. We had an unused capacity of $75.2 million at June 30, 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

The following summarizes our contractual obligations as of December 31, 2003, in which there have been no significant changes since that date. We have included in this table the scheduled interest on long-term debt and “other liabilities” which was omitted in the table included in our MD&A for the year ended December 31, 2003. Amounts in other liabilities relate to deferred compensation and supplemental executive retirement plans:

	Payments Due by Period
Contractual Obligations	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-Term Debt[1]	$70,557	$13,174	$26,462	$15,353	$15,568
Other Liabilities	4,365	—	—	—	4,365
Capital Lease Obligations[2]	8,373	7,176	170	200	827
Operating Leases[3]	274,085	36,564	45,563	41,040	150,918
Scheduled Interest on Long-Term Debt[4]	16,553	4,448	8,825	2,637	643

Total Contractual Obligations[5]	$373,933	$61,362	$81,020	$59,230	$172,321

[1]	Includes $19.5 million of debt recorded in connection with the cumulative effect of change in accounting principle. The debt is related to the development of a regional distribution center and four retail locations.

[2]	Includes $7.1 million in 2004, reflecting the Company’s planned purchase of assets under a capital lease at December 31, 2003.

[3]	Includes $13.0 million in 2004, reflecting the Company’s planned purchase of assets under operating leases at December 31, 2003.

[4]	Excludes interest related to capital lease obligations expected to be repaid as noted in footnote 2 above.

[5]	The Company did not have any legally binding outstanding purchase obligations at December 31, 2003.

Store Expansion and Capital Expenditures

We have entered several new markets and made continued improvements and relocations of our store base. Our total selling square footage increases per year have historically been in the 5% to 6% range.

We are expecting to add approximately 4% retail square footage during 2004. We opened an additional store in the Metro DC market during the second quarter and expect to add a store in the San Antonio, Texas market in the third quarter. We also plan to open new stores in Cincinnati, Ohio and Baton Rouge, Louisiana in the fourth quarter. Our store expansion for the next two years is primarily focused on the Metro DC, Florida and Ohio markets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Our planned expenditures for 2004 are $55.0 million for stores, distribution and information technology and $20.1 million for purchases of assets in operations currently under lease. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2004 capital expenditures.

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

The 2004 Annual Meeting of Stockholders of the Company was held on May 10, 2004.

At the meeting the following persons were elected by the holders of Common Stock to serve for a term of one year and until their successors are elected:

L. Phillip Humann
Terence F. McGuirk
Vicki R. Palmer

The number of votes cast “for” or “withheld” was as follows: Mr. Humann: For = 15,289,630, Withheld = 1,282,114; Mr. McGuirk: For = 16,085,738, Withheld = 486,006; Ms. Palmer: For = 16,066,664, Withheld – 505,080.

The holders of Class A Common Stock elected the following persons to serve for a term of one year and until their successors are elected:

Clarence H. Ridley	Mylle H. Mangum
Clarence H. Smith	Frank S. McGaughey, III
John T. Glover	Fred L. Schuermann
Ben M. Haverty	Al Trujillo
Rawson Haverty, Jr.

The number of votes cast by the holders of Class A Common Stock was as follows for each of the nominees, except for Messrs. Glover and Schuermann: For = 4,210,982, Withheld = 0. The number of votes cast by the holders of Class A Common Stock for Messrs. Glover and Schuermann was as follows: For = 4,210,582, Withheld = 400.

A proposal to adopt the 2004 Long-Term Incentive Plan was approved by a 94% affirmative vote of the 51,441,982 total votes cast at the meeting, as follows:

Class	Votes For	Votes Against	Abstentions	Broker Non-Votes
Common Stock (one vote per share)	11,732,673	2,609,329	116,990	2,112,752
Class A Common Stock (ten votes per share)	36,872,610	110,380	—	5,126,830

Total combined vote	48,605,283	2,719,709	116,990	7,239,582

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

No other instrument authorizes long-term debt securities in an amount in excess of ten percent (10%) of the total assets of the Company. The Company agrees to furnish copies of instruments and agreement authorizing long-term debt of less than ten percent (10%) of its total assets to the Commission upon request.

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

      We furnished on May 5, 2004, with the Securities and Exchange Commission, a report on Form 8-K dated April 28, 2004, attaching (i) a press release announcing our first quarter financial results and (ii) a press release announcing the second quarter’s cash dividend.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.
(Registrant)

Date:	August 6, 2004	By:	/s/ CLARENCE H. SMITH

Clarence H. Smith President and Chief Executive Officer

Date:	August 6, 2004	By:	/s/ DENNIS L. FINK

Dennis L. Fink Executive Vice President and Chief Financial Officer