Form 10-Q
period 2004-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2004-11-09
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     The number of shares outstanding of the registrant’s two classes of $1 par value common stock as of November 1, 2004 were: Common Stock – 18,280,030; Class A Common Stock – 4,331,336.

HAVERTY FURNITURE COMPANIES, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	December 31
	2004	2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,612	$31,591
Accounts receivable	80,149	91,209
Less allowance for doubtful accounts	(3,350)	(4,500)

	76,799	86,709
Inventories, at LIFO	114,922	106,264
Other current assets	17,106	15,578

Total Current Assets	229,439	240,142
Accounts receivable, long-term	10,292	10,945
Property and equipment	318,742	295,378
Less accumulated depreciation and amortization	(134,923)	(123,832)

	183,819	171,546
Other assets	8,364	10,569

	$431,914	$433,202

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30	December 31
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$82,223	$87,770
Current portion of long-term debt and capital lease obligations	13,268	13,528

Total Current Liabilities	95,491	101,298
Long-term debt and capital lease obligations, Less current portion	57,159	65,402
Other liabilities	13,780	13,766

Total Liabilities	166,430	180,466
Stockholders’ Equity
Capital stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2004 – 24,213; 2003 – 23,958	24,213	23,958
Convertible Class A Common Stock, Authorized:
15,000 shares; Issued: 2004 – 4,858; 2003 – 4,916 shares	4,858	4,916
Additional paid-in capital	51,060	49,019
Retained earnings	245,027	235,005
Accumulated other comprehensive loss	(1,446)	(1,881)
Less treasury stock at cost – Common Stock (2004 – 5,937; 2003 – 5,943 shares) and Convertible Class A Common Stock (2004 and 2003 – 522 shares)	(58,228)	(58,281)

Total Stockholders’ Equity	265,484	252,736

	$431,914	$433,202

See notes to condensed consolidated financial statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data — Unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net Sales	$197,445	$195,352	$567,360	$539,366
Cost of goods sold	98,326	99,535	279,625	276,991

Gross profit	99,119	95,817	287,735	262,375
Credit service charge	992	1,491	3,459	5,012

Gross profit and other revenue	100,111	97,308	291,194	267,387
Expenses:
Selling, general and administrative	93,406	85,306	267,143	240,849
Interest	741	886	2,830	3,183
Provision for doubtful accounts	116	626	445	1,731
Other (income) expense, net	(987)	(1,344)	(1,840)	(1,467)

	93,276	85,474	268,578	244,296

Income before income taxes	6,835	11,834	22,616	23,091
Income taxes	2,551	4,437	8,437	8,659

Net income	$4,284	$7,397	$14,179	$14,432

Basic earnings per share:
Common Stock	$0.19	$0.34	$0.64	$0.67
Class A Common Stock	$0.18	$0.32	$0.60	$0.63
Diluted earnings per share:
Common Stock	$0.19	$0.33	$0.61	$0.65
Class A Common Stock	$0.18	$0.31	$0.59	$0.62
Weighted average shares – basic:
Common Stock	18,252	17,501	18,187	17,380
Class A Common Stock	4,338	4,485	4,348	4,512
Weighted average shares – assuming dilution:
Common Stock	22,965	22,589	23,066	22,221
Class A Common Stock	4,338	4,485	4,348	4,512
Cash dividends per common share:
Common Stock	$0.0625	$0.0575	$0.1875	$0.1725

Class A Common Stock	$0.0575	$0.0525	$0.1725	$0.1575

See notes to condensed consolidated financial statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands — Unaudited)

	Nine Months Ended September 30
	2004	2003
Operating Activities
Net income	$14,179	$14,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,145	12,704
Provision for doubtful accounts	445	1,731
Gain on sale of property and equipment	(703)	(438)
Other	(27)	—
Changes in operating assets and liabilities:
Accounts receivable	10,118	19,580
Inventories	(8,658)	3,609
Other assets and liabilities	(967)	6,694
Accounts payable and accrued expenses	(5,547)	(3,201)

Net cash provided by operating activities	22,985	55,111

Investing Activities
Capital expenditures	(28,216)	(15,049)
Purchases of properties previously under leases	—	(4,238)
Proceeds from sale of property and equipment	2,501	2,223
Other investing activities	2,246	600

Net cash used in investing activities	(23,469)	(16,464)

Financing Activities
Proceeds from borrowings under revolving credit facilities	—	208,400
Payments of borrowings under revolving credit facilities	—	(224,300)

Net increase in borrowings under revolving credit facilities	—	(15,900)
Payments on long-term debt and capital lease obligations	(8,503)	(8,289)
Treasury stock acquired	—	(245)
Proceeds from exercise of stock options	2,165	3,668
Dividends paid	(4,157)	(3,705)
Other financing activities	—	356

Net cash used in financing activities	(10,495)	(24,115)

(Decrease) increase in cash and cash equivalents	(10,979)	14,532
Cash and cash equivalents at beginning of the year	31,591	3,764

Cash and cash equivalents at end of period	$20,612	$18,296

See notes to condensed consolidated financial statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company made an adjustment to cost of sales of $1.2 million, or $0.03 per diluted earnings per common share, in the third quarter of 2004. This adjustment resulted from an accumulated undercosting of warranty sales because of changes to the Company’s information systems during 2001, when it converted to the billed-upon-delivery revenue recognition method. The amounts of the individual prior periods related to this adjustment are not material. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments with the exception of the adjustment to cost of sales, are of a normal recurring nature.

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

NOTE B – Earnings Per Share

Effective for the quarter ended June 30, 2004, the Company must report its earnings per share using the two-class method as required by the Emerging Issues Task Force (EITF). The EITF reached final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (SFAS 128),” at their March 17, 2004 meeting. EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their contractual rights. The Common Stock of the Company has a preferential dividend rate of at least 105% of the dividend paid on the Class A Common Stock. The Class A Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock (on all matters other than the election of directors), may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class A Common Stock. The effective result of EITF 03-6 is that the basic earnings per share for the Common Stock is 105% of the basic earnings per share of the Class A Common Stock. Additionally, given the Company’s current capital structure, diluted earnings per share for Common Stock under EITF 03-6 will be the same as was previously reported using the if-converted method.

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Common:
Weighted average shares outstanding	18,252	17,501	18,187	17,380
Assumed conversion of Class A Common shares	4,338	4,485	4,348	4,512
Dilutive options	375	603	531	329

Total weighed-average diluted common shares	22,965	22,589	23,066	22,221

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

NOTE C – Stock-Based Compensation

At September 30, 2004, the Company had two stock-based employee compensation plans under which awards have been made: a non-compensatory employee stock purchase plan and a stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income, as reported	$4,284	$7,397	$14,179	$14,432
Deduct, total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(722)	(472)	(2,123)	(1,769)

Pro forma net income	$3,562	$6,925	$12,056	$12,663

Earnings per share:
As reported
Basic:
Common	$0.19	$0.34	$0.64	$0.67
Class A	$0.18	$0.32	$0.60	$0.63
Diluted:
Common	$0.19	$0.33	$0.61	$0.65
Class A	$0.18	$0.31	$0.59	$0.62
Pro Forma:
Basic:
Common	$0.16	$0.32	$0.54	$0.59
Class A	$0.15	$0.30	$0.51	$0.55
Diluted:
Common	$0.15	$0.30	$0.52	$0.55
Class A	$0.15	$0.29	$0.50	$0.53

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

NOTE E – Other (income) expense, net

The Company includes in this line item any gains or losses on sales of land, property and equipment, impairment losses and changes in previously estimated losses and other miscellaneous income or expense items which are non-recurring in nature. The following are the significant gains or losses that have been included in “other (income) expense, net.” Gains from the sales of land, property and equipment were approximately $0.8 million and $0.7 million for the quarter and nine months ended September 30, 2004, respectively. During the third quarter of 2004, the Company had facilities and inventory damaged by hurricanes and the insurance gains to repair these facilities generally offset the deductible expense. During the third quarter of 2003, the Company had gains of approximately $0.9 million from the early termination of a lease by its landlord.

NOTE F – Comprehensive Income

Total comprehensive income for the nine months ended September 30, 2004 and 2003 was comprised of the following (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income	$4,284	$7,397	$14,179	$14,432
Changes in derivatives, net of applicable income tax	145	285	435	362

Total comprehensive income	$4,429	$7,682	$14,614	$14,794

NOTE G – Pension Plans

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net pension cost included the following components (in thousands):

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Service cost-benefits earned during the period	$639	$553	$1,917	$1,659
Interest cost on projected benefit obligations	782	757	2,346	2,271
Expected return on plan assets	(980)	(819)	(2,940)	(2,457)
Amortization of prior service costs	33	33	99	99

Net pension cost	$474	$524	$1,422	$1,572

The Company disclosed in its financial statements for the year ended December 31, 2003, a planned $2,000,000 contribution to the pension plan in 2004. No contributions were made to the plan in the first nine months of 2004, but the $2,000,000 is expected to be contributed prior to December 31, 2004.

NOTE H – Accounting and Disclosure Changes

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Prior to June 30, 2004, the Company classified its accounts receivable portfolio as a current asset in accordance with trade practice. In the aggregate, and based on historical experience, the receivables are collected in seven to eight months. Effective June 30, 2004, for those credit promotions which extend beyond one year, the Company classifies a portion of the receivables as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year at September 30, 2004. However, based on experience, management does not believe the collection rate will differ significantly. In addition, the December 31, 2003 balance sheet has been reclassified in a similar manner. At September 30, 2004 and December 31, 2003, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $26.2 million and $27.8 million, respectively.

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

Beginning in 2004, the Company elected to treat all cooperative advertising funds received from vendors as a reduction in the cost of inventory and given that the Company values its inventory using the LIFO method, these funds generally will flow through the income statement in cost of goods sold unless there is a current year increment. During the quarter and nine months ended September 30, 2004, the Company recorded vendor allowances of approximately $3.8 and $10.6 million, respectively, as a reduction of cost of goods sold. The amount of vendor allowances during the same periods of 2003, recorded as a reduction of selling, general and administrative expenses, was approximately $3.4 and $9.9 million, respectively.

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

(Continued)

Operating Results

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comp-store sales increases for the periods indicated:

	2004			2003			2002
			Comp-Store			Comp-Store			Comp-Store
	Net Sales		Sales	Net Sales		Sales	Net Sales		Sales
		% Increase	% Increase		% Increase	% Increase		% Increase	% Increase
		(decrease)	(decrease)		(decrease)	(decrease)		(decrease)	(decrease)
Period	Dollars	over prior	over prior	Dollars	over prior	over prior	Dollars	over prior	over prior
Ended	(000)s	period	period	(000)s	period	period	(000)s	period	period
Q1	190.3	8.5	4.0	175.4	0.2	(6.6)	175.0	4.4	3.4
Q2	179.6	6.5	2.6	168.6	2.3	(2.2)	164.9	8.4	6.6
Q3	197.4	1.1	(1.0)	195.4	11.2	6.1	175.7	3.0	0.3

9 Mos.	567.4	5.2	1.7	539.4	4.6	(0.8)	515.5	5.1	3.3

Q4	—	—	—	205.3	8.9	5.7	188.4	0.4	(6.3)

Year	567.4	5.2	1.7	744.6	5.8	1.0	704.0	3.8	0.7

Total sales increased $2.1 million or 1.1% in the third quarter of 2004 while comparable sales decreased 1.0%. The increase in total sales was generated by a $4.0 million increase from new and otherwise non-comparable stores and a decrease in comparable store sales of $1.9 million. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouses or temporary locations are excluded from comparable store sales, as are periods when stores are closed for remodeling.

Retail sales of big-ticket home goods were weak from mid 2002 to mid 2003, which was widely reported to be due to consumer anxiety about employment uncertainty, threats of war, war and geopolitical unrest. There was also a lingering negative effect from lower stock market values. Beginning in June 2003 we had positive comp-store monthly sales results that continued throughout the remainder of 2003 and through April 2004 (excluding November 2003 which was 0.4% negative). Sales in our Florida and southeastern markets during August and September of 2004 were negatively impacted by record-breaking severe weather of four hurricanes within a six week period. These lost sales were particularly significant because our Florida stores normally produce approximately 23% of our total sales. We have experienced a strong order rate in October in the affected markets as consumers have started receiving insurance claim checks and are catching up on postponed shopping. We expect that there will be some incremental sales over the next twelve months as storm damaged furniture is replaced and redecorating activity increases.

We believe that continued strong housing sales and low interest rates are a positive factor for the industry, but consumer confidence and further indications of a strengthening economy are key to increased spending for big- ticket furniture items. Many retailers have been advertising aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. Instead, we have used some promotional pricing during traditional sales events. Supplementing the pricing promotions, we also offer free-interest and deferred payment

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

financing promotions. During the remainder of the year we expect to continue with this approach of providing a selection of specially priced merchandise and competitive financing promotions to increase traffic in our stores.

Our sales during the first nine months of 2004 increased across most of our major categories of furnishings, with recliners and sleeper sofas, bedding and upholstery performing better than the average. Our average price per item was up slightly and our average sales transaction was modestly higher in the third quarter over the prior year period. Net sales for each period by category were as follows (in millions):

	Three Months Ended				Nine Months Ended
	September 30				September 30
		% of		% of		% of		% of
		Net		Net		Net		Net
	2004	Sales	2003	Sales	2004	Sales	2003	Sales
Upholstery	$48.1	24.3%	$46.1	23.6%	$140.2	24.7%	$128.9	23.9%
Bedroom	45.2	22.9	45.7	23.4	128.0	22.6	123.2	22.8
Formal Dining	15.4	7.8	16.5	8.4	43.9	7.7	44.3	8.2
Casual Dining	9.2	4.7	9.7	5.0	27.4	4.8	27.1	5.0
Recliners and Sleeper sofas	13.2	6.7	12.6	6.4	40.4	7.1	35.4	6.6
Occasional	32.3	16.4	33.2	17.0	95.2	16.8	96.5	17.9

Total Furniture Sales	163.4	82.8	163.8	83.8	475.1	83.7	455.4	84.4

Bedding Sales	21.2	10.7	19.7	10.1	55.3	9.8	50.0	9.3
Accessories and Other	12.8	6.5	11.9	6.1	37.0	6.5	34.0	6.3

Net Sales	$197.4	100.0%	$195.4	100.0%	$567.4	100.0%	$539.4	100.0%

Havertys Brand Furniture Sales	$82.8	42.0%	$41.4	21.2%	$207.7	36.6%	$99.5	18.4%

Our delivered sales during October of 2004 were hampered by import flow issues. We experienced some delays for product which enters through the West Coast due to congestion in the ports and delays for groups whose production was shifted to Vietnam from China. We expect that these issues will improve in November.

Gross Profit

Cost of sales consists primarily of the purchase price of the merchandise together with inbound freight costs. Our gross profit is largely dependent upon merchandising capabilities, vendor pricing and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and superior service from our key vendors in exchange for distribution of their products. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points. Gross profit as a percentage of sales for the quarter ended September 30, 2004, improved slightly over the 2003 period on a comparable basis, considering the effect of the change in classification of vendor advertising allowances between periods and a nonrecurring adjustment of $1.2 million. The improvements in gross margins resulting from less promotional pricing this year was mostly offset by an increase in the LIFO provisions of 23 basis points on a comparable basis.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

The increase in the level of sales of our Havertys branded merchandise line has also improved our gross profit. These private-label products generally carry a modestly higher gross margin, as manufacturers do not have their proprietary advertising costs to recoup. Sales of these private-label lines as a percent of total sales have grown. We expect that this trend will continue and Havertys Collections could be as much as 50% of our total sales during the last month of 2004.

The Company sells warranties provided by a third party to its customers. During the third quarter, it was determined that the warranties sold were being undercosted in the financial statements because of changes made in 2001 to our information systems when we converted to the billed-upon-delivery revenue recognition method. However, amounts charged to our customers and paid to the warranty provider were correct. A nonrecurring adjustment of $1.2 million was made to cost of goods sold related to warranty sales during previous periods. The amounts for the individual prior periods related to this adjustment are not material and the total recorded in the third quarter is approximately 61 basis points as a percentage of sales and $0.03 per diluted earnings per common share.

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

We assessed the volume of cooperative advertising reimbursements that met the criteria for direct offset to advertising expense. Based upon our analysis of the impact on net income, and the administrative cost to identify and track reimbursements between those qualifying for expense offset and those requiring inventory cost reduction, we elected to treat all cooperative advertising funds received from vendors as a reduction in the cost of inventory beginning in 2004.

The change in the classification of the cooperative advertising funds and rebates in accordance with GAAP makes the following reconciliation necessary to compare the current year periods to prior-year periods (in millions):

	Quarter Ended September 30					Nine Months Ended September 30
			% Net Sales					% Net Sales
					%					%
	2004	2003	2004	2003	Change	2004	2003	2004	2003	Change
Gross profit, as reported	$99.1	$95.8	50.20%	49.05%	1.15	$287.7	$262.4	50.72%	48.65%	2.07
Co-op advertising funds and rebates	—	3.4	—	1.75	(1.75)	—	9.9	—	1.84	(1.84)

Gross profit on a comparable basis *	$99.1	$99.2	50.20	50.80	(0.60)	$287.7	$272.3	50.72	50.49	0.23

SG&A, as reported	$93.4	$85.3	47.31	43.67	3.64	$267.1	$240.8	47.09	44.65	2.44
Co-op advertising funds and rebates	—	3.4	—	1.75	(1.75)	—	9.9	—	1.84	(1.84)

SG&A on a comparable basis *	$93.4	$88.7	47.31%	45.42%	1.89	$267.1	$250.07	47.09%	46.49%	0.60

*	The 2003 amounts for the periods presented are for informational purposes only and are non-GAAP as defined by Regulation G.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Approximately 60% of our bedroom furniture sales were from merchandise imported from China. The recent anti-dumping petition against Chinese furniture makers for allegedly dumping wooden bedroom furniture continues to work its way through the United States International Trade Commission and the United States Department of Commerce. The final determinations of the duties will be made in early November 2004 but the imposition of preliminary duties were made in mid-June 2004. The preliminary duties on average for our major suppliers are between 4.9% and 12.9%, lower than what was requested by the petitioning group. We do not anticipate a negative impact on our margins related to these duties because of our ability to source products from other countries, and to implement moderate retail price increases, or some combination of these actions.

Our cost of goods sold does not include purchasing and receiving costs, or warehouse and distribution costs. These costs are included in our selling, general and administrative expenses and accordingly our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of five categories: selling; occupancy; warehouse and delivery; administrative; and advertising. Selling expenses are primarily comprised of compensation of sales associates, sales support staff and bank card charges. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Warehouse and delivery costs include personnel, fuel costs, and depreciation and rental charges for equipment and rolling stock. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, real estate and human resource departments, as well as retirement costs for all Havertys employees. Advertising expenses are primarily media production and space, direct mail costs, market research expenses and employee compensation.

Our SG&A costs were up 189 basis points as a percent of sales on a comparable basis (see table under Gross Profit). The third quarter of 2004 began with strong sales and we began ramping up our operations for the months ahead. The hurricanes in Florida and other southeastern markets affected our operations as the far reaching and prolonged periods of evacuations and disruptions made it difficult to control expenses. We continue to build our Havertys brand image with our target customers. We have increased our television advertising during 2004, particularly in our larger and newer markets, and in the third quarter invested $1.0 million more than the prior year period.

Additional SG&A costs increasing in the third quarter of 2004 compared to 2003 were utilities, fuel and fees resulting from increased bank card usage by our customers.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features. The in-house financing program most frequently chosen by our customers during the third quarter was a no interest offer requiring 18 to 20 equal monthly payments. This program and the similar 12-month program generates very minor credit revenue, but helps us reduce our interest expense and bad debts due to the faster payout relative to our deferred payment in-house credit programs. We offer to our customers the opportunity to apply for credit with a third party credit provider. Sales financed by this provider are not Havertys’ receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The standard program offered through the third party provider is a deferred payment for up to 18 months with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period. Beginning in the third quarter of 2003, this promotion became the most popular of all the credit programs offered. During the third quarter of 2004, the amounts financed under all credit programs as a percent of sales was 42.5% as compared to 47.7% in 2003. The following highlights the impact these changes

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

has had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Credit Service Charge Revenue	$992	$1,491	$3,459	$5,012
Amount Financed as a % of Sales
Havertys	21.7%	24.1%	22.8%	27.6%
Third Party	20.8%	23.6%	18.6%	18.4%

	42.5%	47.7%	41.4%	46.0%
% Financed by Havertys with
No Interest for 12 Months	33.6%	50.6%	43.9%	53.6%
No Interest for > 12 Months	41.3%	23.4%	30.5%	21.1%
No Interest for < 12 Months	12.9%	14.0%	13.7%	13.8%
Other	12.2%	12.0%	11.9%	11.5%

	100.0%	100.0%	100.0%	100.0%

	September 30
	2004	2003
Accounts receivable	$90,441	$109,613
Allowance for doubtful accounts	3,350	4,850
Allowance as a % of accounts receivable	3.7%	4.4%

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

Balance Sheet Changes for the Nine Months Ended September 30, 2004

Inventories increased $8.7 million as we expanded the Havertys Premium Collections and reacted to the higher forecasted sales of imported merchandise. Accounts receivable decreased by $11.7 million during the period primarily as a result of the continuing cash flow benefits of increased sales through the third party credit program.

Total current and long-term other assets declined by $0.7 million during the period as the sale of land held for sale was offset by receivables from the sale of a warehouse and insurance claims.

Accounts payable and accrued expenses decreased $5.5 million during the period due to a reduction in trade payables and as year-end accrued compensation and related costs were paid and offset by the increase in the liability for undelivered sales. Our import purchases require payment more quickly after the receipt of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

merchandise than our domestic purchases which, given our higher level of import purchases, has reduced our trade payables. We also reduced our long-term debt and capital lease obligations by $8.5 million during the period.

Liquidity and Capital Resources

The following sections discuss the sources of our cash flows and commitments which impact our liquidity and capital resources on both a short-term and long-term basis. Cash decreased $11.0 million in the first nine months of 2004.

Cash flows generated from operations provide us with a significant source of liquidity. Cash provided by operations remained positive at $23.0 million in spite of increases in inventories and the reduction in trade payables. Net income was $14.2 million and depreciation and amortization were $14.1 million.

Cash flows used in investing activities were $23.5 million in the first nine months of 2004. Capital expenditures of $28.2 million were partially offset by $2.5 million in proceeds from the sale of property and equipment and $1.8 million from the sale of a parcel of land that had been held for sale.

Cash flows used in financing activities were $10.5 million as we repaid $8.5 million of long-term debt.

Financings

In addition to term borrowings and capital leases, we have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with six commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in September 2005. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had letters of credit in the amount of $4.8 million outstanding at September 30, 2004, and these amounts are considered part of the facilities usage. We had an unused capacity of $75.2 million at September 30, 2004.

Store Expansion and Capital Expenditures

We have entered several new markets and made continued improvements and relocations of our store base. Our total selling square footage increases per year have historically been in the 5% to 6% range.

We are expecting to add approximately 4% retail square footage during 2004. We opened an additional store in the Metro DC market during the second quarter and added a store in the San Antonio, Texas market in the third quarter. We also plan to open new stores in Cincinnati, Ohio and Baton Rouge, Louisiana in the fourth quarter. Our store expansion for the next two years includes new locations in the Florida, Metro DC and Ohio markets.

Our planned expenditures for 2004 are $45.7 million for stores, distribution and information technology and $20.1 million for purchases of assets in operations currently under lease. Our planned expenditures are $48.1 million for 2005 and include amounts for two stores in two new markets, an additional 13 stores in existing markets three replacement stores, distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2004 and 2005 capital expenditures.

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

The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley At of 2002. Compliance is required for our fiscal year-ending December 31, 2004. This effort includes documenting and testing of internal controls. The Company’s review continues, but to date the Company has not identified any material weaknesses in its internal control over financial reporting as defined by the Public Company Accounting Oversight Board Standard No. 2. The Company is nonetheless making improvements to its internal controls over financial reporting as a result of its review efforts. These planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls. During the course of these activities, the Company has identified and corrected certain internal controls over financial reporting including those associated with changes in our information technology systems and the costing of third party warranties. The Company has modified the internal control procedures for third party warranty sales and has added additional related reconciliation processes. The Company is also enhancing the controls and procedures for making program changes and segregation of duties within its information technology systems and further restricting system access.

Not withstanding the items noted, there were no changes in internal control during the period that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

     The exhibits listed below are filed with or incorporated by reference into this Report (denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced document.

Exhibit
Number	Description of Exhibit
3.1 —	Articles of Incorporation of Haverty Furniture Companies, Inc., as amended and restated on March 6, 1973, and as amended on April 24, 1979, and as amended on April 24, 1985 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1985); Articles of Incorporation of Haverty Furniture Companies, Inc., as amended April 25, 1986 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1986); Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc., as amended on April 28, 1989 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1989); Amendment to Articles of Incorporation of Haverty Furniture Companies, Inc., as amended on April 28, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1996).

3.2 —	Amended and Restated Bylaws of Haverty Furniture Companies, Inc., as amended on February 26, 2004 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

31.1 —	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. sec 1350, as adopted, pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.
(Registrant)

Date:	November 8, 2004	By:	/s/ CLARENCE H. SMITH

Clarence H. Smith
President and
Chief Executive Officer

Date:	November 8, 2004	By:	/s/ DENNIS L. FINK

Dennis L. Fink
Executive Vice President and
Chief Financial Officer