Form 10-K
period 2004-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2005-03-16
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File Number 1-14445

HAVERTY FURNITURE COMPANIES, INC.

780 Johnson Ferry Road, Suite 800,
Atlanta, Georgia 30342
(404) 443-2900

Incorporated in Maryland	I.R.S. No. 58-0281900

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock ($1.00 Par Value) Class A Common Stock ($1 .00 Par Value)	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes ☑ No ☐

     The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $322,961,000 as of June 30,2004 (based on the last transaction prices of the registrant’s two classes of common stock on such date). As of February 28,2005, the number of shares outstanding of the registrant’s two classes of $1.00 par value common stock were: Common Stock- 18,392,994; Class A Common Stock- 4,316,021.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement relating to its 2005 Annual Meeting of Stockholders, to be held on May 16,2005, are incorporated by reference in response to Pan III of this report, where indicated.

HAVERTYS FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements of Haverty Furniture Companies, Inc.’s expectations made herein, including but not limited to, statements regarding new stores, capital expenditures and the effect of adopting certain accounting standards, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available, operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. These risk and uncertainties include, but are not limited to, fluctuations in and the overall condition of the U.S. economy, stability of costs and availability of sourcing channels, conditions affecting new store development, our ability to implement new technologies and processes, our ability to attract, train and retain highly qualified associates, unanticipated weather conditions, the impact of competition and the effects of regulatory and litigation matters. You should not place undue reliance on such forward-looking statements as such statements speak only as of the date on which they are made. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the Securities and Exchange Commission.

PART I

ITEM1. BUSINESS

     Unless the context indicates otherwise, references to “Havertys,” “the Company,” “we,” “us,” and “our” refer to the consolidated operations of Haverty Furniture Companies, Inc. and its subsidiaries.

General

     Havertys is a specialty retailer of residential furniture and accessories. We provide our customers with a wide selection of products and styles primarily in the middle to upper-middle price ranges. As an added convenience to our customers, we offer financing through an internal revolving charge credit plan as well as a third parry finance company.

     Havertys originated as a family business in 1885 in Atlanta, Georgia with one store and made deliveries using horse-drawn wagons. The Company grew to 18 stores and accessed additional capital for growth through its initial public offering in October 1929. Havertys has grown to over 117 stores in 16 states in the southern and Midwest regions. All of our stores are operated using the Havertys name and we do not franchise our stores. Based on 2003 revenues, we were the 8th largest specialty retailer of furniture in the country, and we believe that we are an effective and significant competitor in our markets.

     We serve a target customer in the middle to upper-middle income ranges. Havertys has attracted this discriminating and demanding consumer by focusing on what we believe are the key elements of furniture retailing:

•	convenient and appealing stores;

•	targeted and complimentary advertising;

•	knowledgeable and helpful sales associates;

•	merchandise value and selection;

•	availability of flexible and competitive financing; and

•	timely delivery of purchases to our customers’ homes.

     At Havertys, the essential ingredient in all of the above is an overriding focus on customer service. We believe that these combine to generate substantial brand loyalty and repeat customer business.

     Havertys is a Maryland corporation that was incorporated in 1929. Our corporate headquarters are located at 780 Johnson Ferry Road, Suite 800, Atlanta, GA 30342. The telephone number is (404) 443-2900.

     The Company maintains an internet web site at www. Havertys.com. We make available on the web site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our web site address is included throughout this filing only as a textual reference. The information contained on our web site is not incorporated by reference into this Form 10-K.

Industry

     The demand for furniture has historically been tied to the sales of new or existing homes. Housing activity has been very strong in recent years and the size of new homes has been increasing since the late 1990’s. Additionally, the baby boom generation, consisting of over 76 million people between the ages of 40 and 58 are in their peak earning years. There has not incoincedentally been a rise in the ownership of vacation or second homes.

     The retail furniture industry does not have a dominant national retailer. Personal consumption expenditures on residential furniture, which includes mattresses, totaled $69.5 billion in 2003, yet the largest retailer accounts for only 2% of the sales. Individual local market retailers, larger multiple market operators, department stores, manufacturers’ stores, “lifestyle” retailers and wholesale clubs are all competing for the consumers’ business.

     The industry is undergoing numerous fundamental changes resulting from the bankruptcy of several key retailers and the increased availability of high quality, lower cost imports. These factors have forced larger domestic manufacturers to increase foreign sourcing, reduce capacity and pursue their own dedicated retail channel. The dramatic rise in quality imported product has created opportunities for struggling retailers to “price-down” their merchandise and attempt to stimulate top-line growth by reducing their margins. However, financing the increased level of imports has created pressure on a number of retailers. The increased levels of imports has also challenged the back-end of the retailing business as lead-times from the factories are significantly longer and shipment quantities are larger.

     Most of the retail industry is subject to swings in the economic cycle. The retail furniture industry is particularly sensitive, given that home furnishings are a large and postponable purchase. Sustained weakness in consumer confidence, employment or housing, could negatively impact sales.

Strategy

     Our operating strategy is to offer quality merchandise selected and priced to appeal to our target customer, displayed attractively in well located stores. Our sales associates are enabled by our store systems to provide our customers with a single source for service from product selection, credit approval and the setting of the delivery date. We believe that the quality of the merchandise we offer and our knowledgeable sales associates, coupled with the ability to deliver purchases within a short time-frame, are very important to our ability to maintain customer satisfaction.

     We have made significant investments in our distribution infrastructure and believe that we can effectively flow products, particularly the increasing amount of imported goods, to our customer. We intend to leverage our investments in distribution structure and store support infrastructure and maintain a steady pace of new store openings. The store support infrastructure includes our proprietary management information systems, training processes, merchandising capabilities and customer credit processes. Our expansion strategy is to move into new markets which have dense and favorable demographics matching our target customers.

Revenues

     The following table sets forth the approximate percentage contributions by product or service to our gross revenues for the past three years:

	Year ended December 31,
	2004	2003	2002
Merchandise:
Living Room Furniture	48.7%	48.3%	48.0%
Bedroom Furniture	21.8	22.2	23.0
Dining Room Furniture	13.1	13.5	13.1
Bedding	9.4	9.0	8.0
Accessories and Other (1)	6.4	6.2	6.6
Credit Service Charges	0.6	0.8	1.3

	100%	100%	100%

(1)	Including delivery charges and product protection.

Merchandising

     We offer nationally well-known brand names of merchandise, such as Broyhill, Lane, Bernhardt, La-Z-Boy, Sealy, Serta and Tempur-Pedic. We also carry merchandise that bears the Havertys brands (Havertys Collections® and Havertys Premium Collections®). We have avoided utilizing lower cost, promotional price-driven merchandise favored by many national chains, which we believe gives Havertys a unique position for a large retailer.

     We tailor our merchandise presentation to the needs and tastes of the local markets we serve. All five regional managers are included in our buying team, and their input allows each store to present a product mix that is roughly 10 to 15 percent regionalized. This change in mix allows us to offer more “coastal” or “western” or “urban” looks to the appropriate markets. We believe that this ability to tailor our merchandise and related advertising by markets is a significant competitive advantage.

     Many retailers have been advertising aggressive sales promotions to stimulate business and increase their volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. Instead, we have used some promotional pricing during traditional sales events. Supplementing the pricing promotions, we also offer free-interest and deferred payment financing promotions. Our local market managers are responsible for ensuring that we offer the lowest price on exact merchandise in their respective markets. We therefore can be competitively priced in each market without reducing margins chain-wide,

     The Havertys brand products were first introduced in 2000 to leverage our overall brand awareness with our customers. These items were developed initially with manufacturers whose names do not carry the same level of customer recognition as Havertys. These products are sold exclusively by us and are not promotionally priced but are a part of our complete merchandise mix. During 2004, our development of Havertys brand product grew to include items for each of our merchandise categories. We introduced a Havertys Premium Collections® line to add additional offerings at the higher-end of our assortment. The Havertys Collections® bedding line was developed as a foam mattress product to offer our customers an alternative to, and not directly compete with, the Sealy, Serta, or Tempur-Pedic products. Since their introduction in 2000, sales of our Havertys brands have grown from 20% of total sales in 2003 to 39% in 2004 and approximately 47% in the fourth quarter of 2004. We will continue to examine our merchandise mix and supplement or replace items with our private-label products as appropriate.

     The level of imported merchandise that we offer has increased during the past three years as the quality and consistency of the products have improved, Our current merchandise line selection is approximately 65% imported, with wood products or “case goods” representing 65% of these items, and upholstered goods comprising the remaining 35% of the total imports. Case goods are generally manufactured in Asia, and imported upholstery products are generally leather sofas imported primarily from Mexico and Asia. During 2003, we purchased our entire imported product mix through domestic manufacturers or agents and required these vendors to maintain a certain level of inventory domestically. We tested and refined our supply chain systems as we transitioned in 2004 to receiving more goods that were not inventoried domestically, but still purchased through U.S. manufacturers or agents. The level of imported goods grew and the number of our container loads received increased from approximately 3,300 in 2003 to 5,000 in 2004. We are currently working with select Asian manufacturers to make our first “direct” import purchases in 2005. Although we do not expect to become a direct importer on all of our non-domestic goods, we believe that there are significant cost savings which we can obtain on certain products.

     Although we have only an estimated 1% national market share of the highly fragmented furniture retail market, we are an important customer to the largest furniture manufacturers due to our financial strength, consistent track record of profitable and controlled growth and our reputable customer service. Our regional distribution infrastructure and growth potential provide opportunities to enhance our purchasing power with our suppliers. We purchased approximately 50% of our merchandise from 10 vendors in 2004. There are, however, numerous additional merchandise sources available to Havertys.

Distribution

     We are very close to the completion of the implementation of our new distribution system. Previously, we had warehouses (or smaller cross-docks) in every market served, where sold merchandise was received from our regional warehouses, unboxed, prepped and loaded for home delivery. In mid-2002 we began a transition to a new, more centralized distribution methodology requiring fewer facilities. The new method relies on shuttling trailers of already prepped merchandise, loaded in sequence for the day’s deliveries, to the various markets during the night for morning pick up and home delivery by local driver teams. The advantages of the new system include lower inventory levels, less warehouse space and the ability to enter new markets without adding local market warehouses. We also believe that fewer, better-supervised warehouse workers will be needed overall to operate under the new system. Along with these changes, customer service is being consolidated from the local markets to two call centers, where new phone and computer systems allow for easier access to delivery scheduling and follow up information.

     The new distribution system, scheduled for completion in the second quarter of 2005, will use a combination of three distribution centers, three home delivery centers and approximately 15 local market cross-docks. This is in sharp contrast to the facilities in use at the beginning of 2002 of five regional warehouses and 46 local market warehouses. The distribution centers (DCs) are designed to shuttle prepped merchandise up to 250 miles for next day home deliveries, and serve cross-docks and home delivery centers within a 500-mile radius. The home delivery centers in turn provide service to markets within an additional 200 miles. Local market cross-docks process inventory in the same manner as a home delivery center but only serve a single outlying market.

     The first phase of the transition included the consolidation of two regional warehouses into the Eastern DC in Braselton, Georgia during the third quarter of 2002, the opening of a home delivery center in northern Virginia and the closing of 22 local market warehouses over the subsequent nine months. During 2004, we closed our regional warehouse in Mississippi that had served the mid-south states and transferred service responsibility for this area to the Western DC in Dallas, Texas. We opened our new Florida DC in Lakeland, Florida in January 2005 and closed our regional warehouse in Florida. The Florida DC will support 17 stores in 12 cities at March 31, 2005.

     We use technology to assist in maintaining an efficient supply chain. A forecasting system provides guidance on the ordering of merchandise, identifies products that have sales volumes that differ from expectations and provides recommended purchase order changes. A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for efficient scheduling and changing of the workflow. These systems assist us in maintaining close control of our inventory and meeting the delivery expectations of our customers. We believe that our distribution system is the best in the retail furniture industry and provides us with a significant competitive advantage.

Stores

     As of December 31, 2004, we operated 117 stores serving 76 cities in 16 states. We have executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores, closing certain locations and moving into new markets. Accordingly, the number of retail locations has increased by only 27 since the end of 1994, but total square footage has increased approximately 73%.

     We entered two new markets and a new state during 2004. Our new store in Cincinnati, Ohio and a remodeled “big-box” store in Baton Rouge, Louisiana both opened in the fourth quarter. We also added an additional store in each of the Metro-DC and San Antonio markets. Net selling space in 2004 increased by 3.8% or approximately 149,000 square feet.

     We plan to continue our expansion in Ohio with the opening of a store in Columbus, Ohio and we will expand our retail footprint into Indiana with a new store in Indianapolis. The Florida markets are very important to us and we plan to open a new store in Ft. Lauderdale. These new stores are all expected to open in the fourth quarter of 2005. We opened a new store in the Metro-DC market in the first quarter of 2005 and are expanding two stores in that market during the year. We will also be investing during 2005 in six new stores that will open in 2006 and three expansions of existing stores. Net selling space in 2005 should increase by 3.9% or approximately 160,000 square feet assuming the new stores open as planned.

Credit Operations

     As a service to our customers, we offer a revolving charge credit plan with credit limits determined through our on-line credit approval system and an additional credit program outsourced to a third party finance company. The combined amount financed under our credit programs and the third party finance company, as a percent of net sales, moved lower to 42% from 46% as customers increased their usage of third party national credit cards and cash. We believe that our credit offerings are a reasonable response to similar or more aggressive promotions advertised by competitors.

     Havertys Credit Services, Inc. (“Havertys Credit”), a wholly-owned subsidiary of the Company, was formed in 1996 to consolidate the credit approval, collections and credit customer relationship functions. Havertys Credit currently maintains a receivables portfolio of approximately $93.5 million, before deducting reserves. Our credit programs typically require a 15% to 20% down payment and offer financing over 12 to 48 months, with an average term of 15 months. The standard (non-promotional) credit service charge rate currently ranges from 18% to 21% per annum (except for a lower rate in Arkansas). We routinely offer various interest-free periods (typically six to 24 months) as part of promotional campaigns but do not offer payment deferrals beyond six months. The Havertys credit financing program chosen most frequently by our customers is a 12 month, no interest and 12 equal payments promotion. Amounts financed under our programs represented approximately 21% of 2004 sales.

     We also make available to our customers additional programs provided by a third party finance company, which offers longer payment deferrals than we choose to provide. Discounts on the outsourced credit sales approved by the third party finance company are charged to SG&A as are national credit card fees. Sales financed by the third party provider are not Havertys’ receivables and accordingly, we do not have any credit risk or servicing responsibility for these accounts, and they are not included in our financial statements. Further, the third party finance company has no credit or collection recourse to Havertys, and we generally receive payment from them within two to three business days from the delivery of the merchandise to the customer.

     Over the last four years, credit service charge revenue has declined due to the outsourcing and as we have offered longer free interest periods in our financing promotions. As a result, fewer customers have had to pay credit service charges and “free interest” receivables have risen. These combined factors resulted in an average interest yield of approximately 4.8% for 2004.

Competition

     The retail sale of home furnishings is a highly fragmented and competitive business. We believe that the primary elements of competition in our industry are merchandise (quality, style, selection, price and display), consumer credit offers, customer service, image and product-oriented advertising, and store location and design. The degree and source of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards. Furniture manufacturers have also accelerated the opening of their own dedicated retail stores in an effort to control and protect the distribution prospects of their branded merchandise.

     We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture store chains. We believe that this customer segment responds more cautiously to typical discount promotions and focuses on the real value and customer service offered by a retailer. We consider our experienced sales personnel and customer service as important factors in Havertys’ competitive success. Significant additional competitive advantages we believe are also provided by Havertys’ abilities to make prompt delivery of orders through maintenance of inventory and to tailor merchandise to customers’ desires on a local market basis.

Employees

     As of December 31, 2004, we had approximately 4,300 employees: 2,590 in individual retail store operations, 170 in our corporate offices, 40 in our credit operations and 1,500 in our warehouses and delivery points. No employee of Havertys is a party to any union contract and we consider our employee relations to be good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market area.

     We have developed training programs, including product knowledge, selling and management skills classes. Because we primarily promote or relocate current associates to serve as managers and assistant managers for new stores and markets, training and assessment of our associates is essential to our growth. Our regional managers and market managers meet with senior management to discuss the development of assistant managers and certain department heads and consider possible candidates for promotion. We also maintain a list of qualified outside applicants that can be reviewed when positions become available. We have programs in our stores, distribution and corporate offices to ensure that we hire and promote the most qualified associates in a nondiscriminatory way.

ITEM 2. PROPERTIES

     Our executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. These leased facilities contain approximately 45,000 square feet of office space on two floors of a mid-rise office building. Havertys Credit leases 11,000 square feet of office space in Chattanooga, Tennessee.

     The following table sets forth information concerning our operating facilities as of December 31, 2004.

		Local	Regional
	Retail	Market Area	Distribution
	Locations (c)	Cross-docks	Facilities
Owned (a)	43	2	2
Leased (b)	74	7	4

Total	117	9	6

(a)	Includes capital leases on one distribution facility and three retail stores built on sites under land leases.

(b)	The leases have various termination dates through 2022 plus renewal options. Includes properties owned by a special-purpose entity that is consolidated into the Company’s financial statements.

(c)	Of the retail locations, 14 utilize attached warehouse space.

	2004	2003	2002
Retail square footage at December 31 (in thousands)	4,068	3,919	3,808

% Change in retail square footage	3.8%	2.9%	8.2%

Annual net sales per weighted average square foot	$199	$194	$193

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s common stock and Class A common stock are traded on the New York Stock Exchange under the trading symbols “HVT” and “HVTA”. As of close of business on March 11, 2005, the closing stock price of one share of Havertys’ common stock and Class A common stock were $16.25 and $16.38, respectively. Information regarding the high and low sales prices per share of both classes of common stock in 2004 and 2003 is included in Note 16, “Market Prices and Dividend Information,” to the Company’s consolidated financial statements.

     The payment of dividends and the amount thereof are determined by the Board of Directors and depend upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered. The Company has paid a quarterly cash dividend since 1935 and has increased the cash dividend paid to stockholders in each of the past 30 years. Information regarding the Company’s payment of dividends for 2004 and 2003 is included in Note 16, “Market Prices and Dividend Information,” to the Company’s consolidated financial statements.

     Based on the number of individual participants represented by security position listings, there are approximately 3,000 holders of the Company’s common stock and 200 holders of the Class A common stock at March 11, 2005.

     Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

(b) Not applicable.

(c) The Company made no repurchases of its common stock or Class A common stock during the fourth quarter of 2004. As of December 31, 2004, the Company’s Board of Directors had authorized the repurchase of up to 2,175, 546 shares of either class of stock pursuant to repurchase authority publicly announced from time to time.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Company’s consolidated financial statements. The information shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the consolidated financial statements and notes thereto included in Item 8 below.

	Years ended December 31,
(dollars in thousands, except per share data)	2004	2003	2002	2001	2000
Net sales	$784,162	$744,635	$703,959	$678,112	$680,917
Gross profit, as reported	397,373	365,650	339,432	323,624	323,419
Gross profit, on a comparable basis(1)	397,373	378,738	352,337	334,591	334,175
Income before cumulative effect of accounting change(3)(4)	22,754	24,281	24,315	22,710	27,851

Basic earnings per share before accounting change(2)(3)(4)
Common	$1.02	$1.12	$1.14	$1.09	$1.35
Class A	$0.96	$1.05	$1.08	$1.04	$1.29

Diluted earnings per share before accounting change
Common	$0.99	$1.08	$1.10	$1.06	$1.31
Class A	$0.95	$1.04	$1.06	$1.02	$1.26

Cash dividends:
Amount	$5,550	$5,076	$4,684	$4,365	$4,149
Per Share:
Common stock	0.250	0.2350	0.2200	0.2100	0.2025
Class A common stock	0.230	0.2150	0.2050	0.2000	0.1925

Accounts receivable, net(5)	$90,528	$105,800	$133,812	$193,963	$180,914
Credit service charges	4,502	6,392	9,051	11,066	12,658
Provision for doubtful accounts	558	1,979	3,180	4,061	3,396

Inventories	$110,812	$106,264	$113,328	$103,562	$109,068

Capital expenditures	$45,264	$21,203	$45,455	$19,034	$36,105
Depreciation/amortization expense	19,145	17,199	15,903	16,239	15,738
Property and equipment, net	205,037	171,546	134,203	146,399	144,525

Total assets	$457,566	$441,796	$406,974	$460,905	$448,163

Long-term debt, including current portion(3)	$64,498	$78,930	$82,498	$142,969	$181,498
Total debt	64,498	78,930	82,498	167,969	185,098
Interest, net(3)	3,483	3,872	6,561	10,581	11,707

Accounts receivable, net to debt	140.4%	134.0%	162.2%	115.5%	97.7%
Debt to total capital	19.1%	23.8%	26.8%	45.5%	50.8%

Stockholders’ equity	$273,956	$252,736	$224,881	$201,398	$179,375

Retail Sq.Ft.(in 000’s)	4,068	3,919	3,808	3,521	3,557
Number of Retail Locations	117	113	111	103	106
Employees	4,300	4,180	4,037	3,720	3,869

(1)	Gross profit, on a comparable basis, prior to 2004 have been adjusted for the amounts related to vendor rebates and advertising allowances so that they are comparable to the treatment in 2004. The amount by which gross profit, as reported has been increased is as follows (in thousands): 2003 - $13,088; 2002 - $12,905; 2001 - $10,967; and 2000 - $10,756. This is a non-GAAP presentation but is included to facilitate the comparability among the periods presented due to the implementation of EITF 02-16 “Accounting by a Customer for Cash Consideration Received from a Vendor.”

(2)	During the second quarter of 2004, we adopted EITF 03-6 “Participating Securities and the Two-Class Method under SFAS 128.” This interpretation requires us to report earnings per share using the two-class method. As a result, the prior years’ per share presentation has been expanded to include the additional information. Prior to EITF 03-6, the Company’s diluted earnings per share is equivalent to the common stock diluted earnings per share under the two-class method.

(3)	Effective December 31, 2003, the Company adopted FASB interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The required consolidation of the entity increased property and equipment by $22.1 million and long-term debt by $19.5 million. The cumulative effect of the change was an addition to income of $1.0 million, net of tax expense of $0.6 million, and $0.05 per diluted share.

(4)	Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The cumulative effect of the change was a reduction in income of $3.4 million, net of tax benefit of $1.9 million, and $0.16 per diluted share.

(5)	During 2004, we reclassified certain amounts in our accounts receivable into short term, long term and customer deposits. The prior years’ amounts have also been reclassified for this selected financial table. See Note 1 to our 2004 consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Forward-looking statements are contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding future events and our future results, which are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “goals,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward looking statement. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause Havertys’ actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the .flow of imported merchandise, whether caused by war, strikes, tariff, politics or otherwise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores, distribution facilities and corporate positions; general economic and .financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

Overview

     We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: comparable-store sales, sales by merchandise categories, gross profit, operating costs as a percentage of sales, cash flow, total debt to total capital, and earnings per share.

     Our sales are generated by customer purchases of home furnishings in our retail stores and recorded as revenue when delivered to the customer. There is typically a two-week lag between the time when a customer’s order is placed in one of our stores and the time when the customer is able to arrange their schedule for delivery. Comparable-store or “comp-store” sales are comparisons of sales results of stores that have been open at least one year. As a retailer, this performance measure is an indicator of relative customer spending period over period.

     Havertys’ cost of sales includes only the costs associated with the sourcing of our products. Our gross profit is primarily dependent upon merchandising capabilities, vendor pricing and the mix of products sold. The success of our Havertys brands has continued since their introduction at the end of 2000 and these products have been expanded as a percentage of our overall sales mix. The introduction of Havertys Premium Collections® and our bedding line during 2004 were important steps in establishing the Havertys brand in all product categories. We view the sourcing of the values associated with imported product offerings and the mix of our merchandise as important opportunities for improving our performance.

     Our operational focus during the past few years has been our warehouse and delivery effectiveness as we completely revamped our distribution methodology and consolidated certain customer service functions. This created redundant operations and increased inventory markdowns during the transition periods in the affected markets. We are continuing the transformation and consolidation of our distribution systems which are scheduled for completion by the second quarter of 2005.

     The growing percentage of imported products from Asia and the increased Havertys brands merchandise are significant changes in our industry and our business within a very short time frame. The longer lead times required for delivery from the factories and the production of merchandise exclusively for Havertys have been analyzed by our supply chain team. We plan to expand the storage capacity of our Eastern DC to store imported goods for our Eastern growth and moves into the Midwest. Additionally, it will help us supplement the product flow from key domestic upholstery suppliers for the Florida region.

     We are continuing our initiative to begin a direct importing program, with a focus on China and Asia. Our main strategy is to work with the largest and most experienced manufacturers and to become important customers to these suppliers. We realize that there are increased risks in direct importing and therefore we are moving at a deliberate and measured pace.

     Cash flows continued to be strong during 2004, providing funding for $45.3 million in new property and equipment expenditures, $12.8 million in purchases of assets that were previously leased, and the reduction of long-term debt by $14.4 million. Our cash flow accelerated during 2002 and 2003 in part due to the outsourcing of certain credit promotions to a third party finance company, and those programs have now reached a fairly level state. The increased cash enabled us to repay all of our fixed rate debt that did not have significant pre-payment penalties. Our total debt to total capital was 19.1% at December 31, 2004, continuing the improvement compared to prior years.

Critical Accounting Estimates and Assumptions

     Allowance for Doubtful Accounts. We provide an allowance for doubtful accounts using a method that considers the balances in problem and delinquent categories of accounts, historical write-offs and judgment. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely. We assess the adequacy of the allowance at the end of each quarter.

     While our customer base is large and geographically dispersed, a general economic downturn affecting our target customers could result in higher than expected defaults, and therefore the need to revise estimates for bad debts. For the years ended December 31, 2004, 2003, and 2002, we recorded provisions for bad debts of $0.6 million, $2.0 million and $3.2 million, respectively. The amount of the provision has dropped as the levels of in-house receivables have decreased and collection experience has improved.

     Reserve for cancelled sales and allowances. As part of the normal sales cycle and our focus on customer service and satisfaction, we have customer merchandise returns and make allowances to customers. A reserve for merchandise returns and customer allowances is estimated based on the Company’s historical returns and allowance experience and current sales levels. We periodically evaluate the reserve by comparing the assumptions used in our estimate to the actual returns and allowances made. Our reserve for cancelled sales and allowances totalled $1,500,000 and $1,800,000 at December 31, 2004 and 2003, respectively. Our experience with cancelled sales and allowances has improved in connection with our enhanced, centralized customer service processes.

     Facility Closing Costs. We periodically evaluate the operations of each of our retail and warehouse locations. This also has been an important part of our transition to our new distribution methods. In the period we close a store or warehouse, we record as an obligation the present value of estimated costs that will not be recovered. These costs include any estimated loss on the sale of the land and buildings, the book value of any abandoned leasehold improvements and amounts for future lease payments, less any estimated sublease income. Prior to January 1, 2003, we recorded these estimated costs at the time we committed to a store or warehouse closure. At December 31, 2004 and 2003, our reserve for facility closing costs totalled $883,000 and $1,574,000, respectively. In the future, our facility closing costs could increase or decrease based upon the fair market value of owned properties, our ability to sublease facilities and the accuracy of our related estimates.

     Consideration Received from Vendors. We have varying agreements with many of our vendors that provide for advertising allowances or rebates. We adopted the Emerging Issues Task Force (EITF) Issue No. 02- 16 “Accounting by a Customer for Cash Consideration Received from a Vendor” (EITF 02-16), effective January 1, 2003. We had historically treated cooperative advertising allowances and vendor rebates as a reduction of advertising expense. EITF 02-16 requires vendor rebates to be treated as a reduction of inventory costs for agreements entered into or significantly modified after December 31, 2002.

     The adoption of EITF 02-16 did not have a material impact on our 2003 financial statements because we had agreements in place prior to the effective date or we identified and tracked specific incremental advertising costs that were vendor specific which qualify for expense offset. Based on the administrative costs associated with tracking and matching allowances to vendor specific advertising costs, we classified all vendor consideration as a reduction of inventory costs during 2004. Gross profit and selling, general and administrative expenses both reported increases from their historical basis as vendor consideration generated a reduction in cost of sales rather than being recorded as an offset to advertising expense.

     Pension and Retirement Benefits. Pension and other retirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases and mortality rates. The actuarial assumptions used in the Company’s pension and retirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for the Company’s future pension and retirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. A one percent change in the actuarial assumption for the discount rate would impact 2004 expense for the defined benefit pension plan by approximately $0.2 million, a 9.4% change. A one percent change in the expected return on plan assets would impact 2004 expense for the defined benefit pension plan by approximately $0.5 million, a 27.7% change. In addition, see Note 10 of the notes to consolidated financial statements for a discussion of these assumptions and the effects on the financial statements.

     Self Insurance. We are self-insured for certain losses related to worker’s compensation, general liability and automobile claims. Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component. The resulting estimate is discounted and recorded as a liability. Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that our methodology and assumptions are appropriate.

Operating Results

     The following table sets forth for the periods indicated (i) selected statement of income data, expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of income data:

				Percentage Change
				in Dollars
	Percentage of Net Sales			From Prior Year
	2004	2003	2002	2004	2003
Net sales	100.0%	100.0%	100.0%	5.3%	5.8%
Cost of sales	49.3	50.9	51.8	2.1	4.0
Gross profit	50.7	49.1	48.2	8.7	7.7
Credit service charge revenue	0.6	0.9	1.3	(29.6)	(29.4)
Provision for doubtful accounts	0.1	0.3	0.5	(71.8)	(37.8)
Selling, general and administrative expenses	46.8	44.3	43.2	7.1	8.4
Income before income taxes(2)	4.6	5.2	5.5	(6.6)	(0.5)
Net income(2)	2.9	3.3	3.5	(6.3)	(0.1)

Cost of sales, on a comparable basis(1)	49.3	49.1	50.0	5.7	4.0
Gross profit, on a comparable basis(1)	50.7	50.9	50.0	4.9	7.5
Selling, general and administrative expenses, on a comparable basis(1)	46.8	46.0	45.0	11.4	8.1

(1)	Cost of sales, Gross profit and SG&A expenses in 2003 and 2002 have been adjusted from the amounts reported in our financial statements. The amounts for 2003 and 2002 have been adjusted by $13.1 million and $12.9 million, respectively, for the treatment of vendor rebates and advertising allowances so that they are comparable to the treatment in 2004. We believe this non-GAAP presentation is meaningful because without presenting 2003 and 2002 on a comparable basis to 2004, our gross profit would appear to have increased significantly as compared to 2003 and 2002. Conversely, SG&A costs would appear to have increased significantly in 2004 versus 2003 and 2002. However, on a GAAP basis these changes are primarily due to the required classification of vendor rebates and allowances as a reduction of inventory costs and a resulting reduction in cost of sales in 2004, whereas in prior years such amounts were included as a reduction of SG&A costs.

(2)	Excluding the cumulative effect of a change in accounting principle for the year ended December 31, 2003.

Net Sales

     Total sales increased $39.5 million or 5.3% and $40.7 million or 5.8% in 2004 and 2003, respectively. Comparable store sales rose 2.1% or $15.3 million in 2004 and 1.0% or $6.8 million in 2003. The remaining $24.2 million and $33.9 million of the increases in 2004 and 2003, respectively, were from new and otherwise non-comparable stores, partially offset by the loss of sales from stores closed. Stores are considered non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 months. Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales, as are periods when stores are closed or being remodeled.

     The following outlines our sales and comp-store sales increases for the periods indicated (dollars in millions):

	Year Ended December 31,
	2004			2003			2002
			Comp-Store			Comp-Store			Comp-Store
	Net Sales		Sales	Net Sales		Sales	Net Sales		Sales
		% Increase	% Increase		% Increase	% Increase		% Increase	% Increase
		(decrease)	(decrease)		(decrease)	(decrease)		(decrease)	(decrease)
Period	Dollars	over prior	over prior	Dollars	over prior	over prior	Dollars	over prior	over prior
Ended	(000)s	period	period	(000)s	period	period	(000)s	period	period
Q1	$190.3	8.5%	4.0%	$175.4	0.2%	(6.6)%	$175.4	4.4%	3.4%
Q2	179.6	6.5	2.6	168.6	2.3	(2.2)	164.9	8.4	6.6
Q3	197.4	1.1	(1.0)	195.4	11.2	6.1	175.7	3.0	0.3
Q4	216.8	5.6	3.0	205.3	8.9	5.7	188.4	0.4	(6.3)

Year	$784.2	5.3%	2.1%	$744.6	5.8%	1.0%	$704.0	3.8%	0.7%

     Retail sales of big-ticket home goods were weak from mid-2002 to mid-2003, which was widely reported to be due to consumer anxiety about employment uncertainty, threats of war, war and geopolitical unrest. There was also a lingering negative effect from lower stock market values, Beginning in June 2003 we had positive comp-store monthly sales results that continued throughout the remainder of 2003 and through April 2004 (excluding November 2003, which was 0.4% negative). Sales in our Florida and Southeast markets during August and September of 2004 were negatively impacted by record-breaking severe weather from four hurricanes within a six-week period. These lost sales were particularly significant because our Florida stores normally produce approximately 23% of our total sales. We do expect that the storm damage will generate some incremental sales through August of 2005 as damaged furniture is replaced and from associated redecorating activity. During October 2004, we experienced some delays in receiving product from Asia and began building a backlog of undelivered orders faster than our historical rates. The backlog remained higher than the prior year’s level at year end as strong sales activity during November and December kept the order rate ahead of our deliveries.

     We believe that continued strong housing sales and low interest rates are a positive factor for the industry, but consumer confidence and further indications of a strengthening economy are key to increased spending for big ticket furniture items. Many retailers have been advertising aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. We have instead used some promotional pricing during traditional sales events. Supplementing the pricing promotions, we also offer free interest and deferred payment financing promotions. We expect to continue this approach of providing a selection of specially priced merchandise and financing promotions to increase traffic in our stores.

     Our sales during 2004 increased across all major categories of furnishings, with recliners and sleeper sofas, bedding and upholstery performing better than the average. Our average sales transaction and price per item both remained modestly higher over the prior year periods. Net sales for each period by category were as follows (in millions):

	Year Ended December 31,
	2004		2003		2002
		% of Net		% of Net		% of Net
	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales
Upholstery	$196.1	25.0%	$181.6	24.4%	$168.9	24.0%
Bedroom	172.1	22.0	166.6	22.4	164.4	23.4
Formal Dining	65.9	8.4	63.9	8.6	57.6	8.2
Casual Dining	37.8	4.8	37.5	5.0	36.3	5.1
Recliners and Sleeper Sofas	57.0	7.3	50.2	6.8	46,9	6.7
Occasional	131.1	16.7	131.3	17.6	128.4	18.2

Total Furniture Sales	660.0	84.2	631.1	84.8	602.5	85.6
Bedding Sales	73.8	9.4	67.2	9.0	57.2	8.1
Accessories and Other	50.4	6.4	46.3	6.2	44.3	6.3

Net Sales	$784.2	100.0%	$744.6	100.0%	$704.0	100.0%

Havertys Private Label Brands	$309.0	39.4%	$153.0	20.5%	$82.8	11.8%

Gross Profit

     Cost of sales consists primarily of the purchase price of the merchandise together with freight costs and the sourcing costs of our products. Our gross profit is largely dependent upon merchandising capabilities, vendor pricing and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and superior service from our key vendors in exchange for distribution of their products. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points. Gross profit, on a comparable basis, was 50.7%, a 20 basis points decline from the 50.9% gross profit in 2003, and a 70 basis points improvement over the 50.0% gross profit in 2002.

     Gross profit, on a comparable basis, was negatively impacted by approximately 10 basis points during 2004 by an increase in the LIFO reserve. We also had a higher level of inventory markdowns during 2004 as we closed and consolidated warehouses. Additionally, during the fourth quarter of 2004, as some of our competitors struggled and aggressively offered heavy discounts, we were compelled to match prices on identical or similar products in several of our markets. Our Havertys private label merchandise produced modestly higher gross margins compared to the other products we offered and Havertys brands’ margins increased on a year over year basis. We have gradually increased the number of Havertys private label items in our merchandise mix since its introduction in 2000. Sales of these private-label lines as a percent of total sales have grown to 39.4% in 2004 from 20.5% in 2003 and from 11.8% in 2002, with steady increases to nearly 50% in December 2004.

     During much of 2003 our focus was to seek values with imported product offerings and to explore how we might better source and flow those goods. Our core furniture merchandise comprises approximately 85% of the furniture items, excluding bedding and accessories, which we carry in all of our stores. Additional products that are more regionally focused and items needed to merchandise our larger retail stores supplement the core furniture merchandise assortment. Imported products comprised approximately 37% of our core merchandise groups at December 31, 2002, and increased to approximately 65% by the end of 2004 as new products were received and displayed in our showrooms. Wood products, or “case goods,” are generally imported, with only 20% of our selected case goods at December 31, 2004, produced domestically. Upholstered items are not as heavily imported, with the exception of our leather products, of which almost 100% were imported during 2004. The Havertys private label lines are approximately 80% imported with virtually all case goods and leather items being imported. We believe for the selected imported items we purchase, we achieve substantial savings as compared to domestically produced similar products.

     We are exploring additional ways to increase our gross profit including working directly with foreign manufacturers. We believe that, although there are savings in the “direct import” approach to sourcing our goods, there are also associated risks with quality and customer acceptance. Our merchandising team has selected an experienced quality control firm that will be dedicated to inspecting product produced for Havertys. We are also using a design firm to complement our merchandising team’s skills to develop our Havertys private label products. Similar to our careful introduction of the first Havertys branded products, we will move judiciously on a direct import program.

     An anti-dumping petition against Chinese furniture makers for allegedly dumping wooden bedroom furniture was filed during 2003. This created some disruption in the industry and in our flow of product as manufacturers shifted production to other countries in preparation for unfavorable duties. The actual duties determined by the Department of Commerce were announced late in 2004 and are not significant for the manufacturers that produce our merchandise.

     The selected vendors that provide us with their branded goods remain important suppliers to us. Their products have wide customer acceptance and we are also working with several of these manufacturers developing product that carries their brand but will be exclusive to Havertys. We believe that the combination of these types of arrangements and our Havertys private label products will provide our customers with an excellent selection of merchandise at attractive prices and yield improving margins for Havertys.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses are comprised of five categories: selling; occupancy; warehouse and delivery; administrative; and advertising. Selling expenses primarily are comprised of compensation of sales associates and sales support staff, and fees paid to credit card and third party finance companies. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Warehouse and delivery costs include personnel, fuel costs, and depreciation and rental charges for equipment and rolling stock. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, real estate and human resource departments as well as retirement costs for all Havertys employees. Advertising expenses are primarily media production and space, direct mail costs, market research expenses and employee compensation.

     Our SG&A costs were negatively impacted by several factors in 2004. Total SG&A costs, as a percentage of net sales were 46.8% for 2004 as compared to 46.0% and 45.0%, on a comparable basis, in 2003 and 2002, respectively.

     Selling expenses increased in 2004 over 2003 mainly due to our customers increased use of credit cards when purchasing and accordingly our bank card fees have risen. The increase in 2003 over 2002 was primarily from the charges associated with more usage of the credit programs that we outsource to a third party. We believe that the amounts we pay for the outsourced credit program are justified compared to the increased costs associated with a larger receivables portfolio and the collection risks of the more promotional credit offers needed to remain competitive.

     We have been developing our distribution and store systems to accommodate store expansion and sales growth. The increased warehouse and delivery expense including facility closing and start-up costs associated with the distribution transition were approximately $1 million in the fourth quarter of 2004. The transition costs also contributed to greater expense in 2003 as compared to 2002. Total occupancy costs have increased over the three-year period as we have increased our retail square footage 15.5% and added or replaced 19 stores. The occupancy costs as a percentage of sales remained relatively flat in 2004, 2003 and 2002.

     We increased our advertising dollars during 2004 as we continued to build our Havertys brand image with our target customers. Our costs associated with television advertising increased over 25% from 2003 to 2004 as we used this media form in our larger and new markets. Total advertising costs (without vendor rebates and allowances) as a percentage of sales were 7.4%, 7.1% and 7.4% for 2004, 2003 and 2002, respectively. Administrative expenses increased in 2004 due to the following: additional costs associated with compliance with the Sarbanes-Oxley Act, installation and conversion to our new accounting software package, costs associated with the research and analysis of prospective new real estate markets and locations, increased state payroll tax rates and increases in our group insurance premiums. The increased administrative expenses in 2003 as compared to 2002 were due in part to increases in property and casualty insurance premiums and group insurance costs.

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

     The standard outsourced programs offer deferred payment for 360 days, or for larger purchases, for 15 to 18 months, with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period. The 15 to 18 months deferred payment promotions are the most popular of all the credit programs offered through the third party finance company and are also used more than any program offered by Havertys Credit.

     The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Credit Service Charge Revenue	$4,502	$6,392	$9,051
Amount Financed as a % of Sales:
Havertys	21.1	25.1%	32.6%
Third Party	20.8	21.0%	14.0%

	41.8%	46.1%	46.6%

% Financed by Havertys:
No Interest for 12 Months	42.9%	55.7%	69.4%
No Interest for > 12 Months	29.7%	17.3%	0.2%
No Interest for < 12 Months	14.3%	14.7%	18.3%
Other	13.1%	12.3%	12.1%

	100.0%	100.0%	100.0%

	Year Ended December 31,
	2004	2003	2002
Accounts receivable	$93,478	$110,300	$139,612
Allowance for doubtful accounts	$2,950	$4,500	$5,800
Allowance as a % of accounts receivable	3.2%	4.1%	4.2%

     Our allowance for doubtful accounts has declined during the three year period as lower levels of inhouse receivables were generated. Our allowance for doubtful accounts as a percentage of the receivables pool is lower at the end of 2004 due to improvements in the delinquency and problem category percentages from 2003 and 2002.

Interest Expense

     Interest expense declined in 2004 from the 2003 level, and 2003 was a significant decline from 2002. Average debt decreased 32% in 2004 and 42% in 2003. These reductions were partly offset by an increase in our effective interest rate of 79 basis points in 2004 compared to 2003, as most of the debt reduction was in lower cost, floating rate borrowings.

Other (Income) expense.

     Other (income) expense is primarily related to real estate. We have had dispositions of warehouses as we transition our distribution methodology to various markets. During 2004, we had gains from the sale of a regional warehouse and other properties of $4.5 million. During 2003, we had gains of $0.3 million from the sale of two local market warehouses and other retail properties and $0.9 million from the early termination of a lease by the landlord. We sold one market area warehouse and two of our larger regional warehouses during 2002 as part of the real estate gains of $4.6 million.

Provision for Income Taxes

     The effective tax rate was 37.1% for 2004, and 37.3% for 2003 and 37.5% for 2002. The effective tax rate differs from the statutory rate primarily due to state income taxes, net of the Federal tax benefit.

Recent Accounting Pronouncements

     Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend upon, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $434,000, $1,143,000 and $1,328,000 in 2004,2003 and 2002, respectively.

     The Company began a transition to the use of restricted stock grants in lieu of stock options in 2004 in its long-term incentive compensation strategy.

     Earnings Per Share. Effective for the quarter ended June 30, 2004, the Company began reporting its earnings per share using the two class method as required by the Emerging Issues Task Force (EITF). The EITF reached final consensus on Issue No. 03 -6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (SFAS 128),” at their March 17, 2004 meeting. EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their contractual rights.

     The effective result of EITF 03-6 is that the basic earnings per share for the common stock is approximately 105% of the basic earnings per share of the Class A common stock. Additionally, given the Company’s current capital structure, diluted earnings per share for common stock under EITF 03 -6 is the same as was previously reported for diluted earnings per share using the if-converted method.

     Cash Consideration Received from Vendor. In November 2002, the EITF issued EITF 02-16, “Accounting by a Customer for Cash Consideration Received from a Vendor.” This EITF places certain restrictions on the treatment of advertising allowances and generally requires vendor consideration to be treated as a reduction of inventory costs for agreements entered into or significantly modified after November 30, 2002, with certain limited exceptions. The adoption of EITF 02-16 did not have a material impact on the Company’s 2003 financial statements as most contracts were in place prior to the effective date or allowances were tracked and identified with specific incremental advertising costs. The Company reclassified approximately $1,150,000 of allowances and rebates out of advertising and into cost of sales during 2003 . Based on the administrative costs to track and match allowances to vendor specific advertising costs, all vendor consideration received during 2004 was recorded as a reduction in inventory costs. The adoption of this EITF, although not materially impacting our financial performance, makes the key metrics of gross profit and SG&A not on a comparable basis for the periods prior to 2004.

     Variable Interest Entities. In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

     During 2003, we concluded that we were the primary beneficiary of a variable interest entity (VIE) that is the lessor under an operating lease of our Dallas distribution center and its attached retail space and three retail locations. Effective December 31, 2003, the Company consolidated the VIE and recorded a cumulative effect of an accounting change of $1.0 million (net of income tax expense of $0.6 million), or $0.05 per diluted common share. Consolidation of the VIE increased property and equipment by $26.0 million, accumulated depreciation by $3.8 million, long-term borrowings by $19.5 million and created a minority interest of $1 .0 million.

Liquidity and Capital Resources

     The following sections discuss the sources of our cash flows and commitments which impact our liquidity and capital resources on both a short-term and long-term basis. Cash decreased $21.5 million in 2004 and increased $27.8 million in 2003.

     Cash flow generated from operations provides us with a significant source of liquidity. Cash provided by operations was $49.4 million in 2004 compared to $82.0 million in 2003. The decrease in 2004 was due in part to a lesser impact from the outsourced credit programs which we believe have reached a level rate, and an increase in prepaid expenses and other current assets of $9.3 million. Inventory also increased in 2004 as the amount of our imported products has increased.

     Cash flows used in investing activities was $53.6 million in 2004 as compared to $25.0 million in 2003, Investing activities in 2004 and 2003 were primarily for capital expenditures and purchases of properties previously under leases. We sold several properties as part of the warehouse consolidation process and had total real estate proceeds of $6.8 million in 2004 and $2.9 million in 2003 (see “Store Expansion and Capital Expenditures” for further discussion of past and expected outflows). Additionally, we invested a portion of our excess cash in auction-rate securities and had $5.0 million remaining at December 31, 2004.

     Cash flows used in financing activities was $17.2 million in 2004 as compared to $29.2 million in 2003. Cash flows in both years were used to repay long-term debt and in 2003 to reduce borrowings under our revolving credit facilities. We used our revolving credit facilities on a very limited basis during 2004 and partially to fund capital expenditures during early 2003.

Financings

     We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with six commercial banks and comprised of two revolving lines totaling $80.0 million that terminate in September 2005. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had letters of credit in the amount of $4.8 million outstanding at December 31, 2004, and these amounts are considered part of the facilities usage. Our unused capacity was $75.2 million at December 31, 2004.

     We reviewed all of our fixed-rate long-term debt in 2003 and repaid those facilities that did not include significant prepayment penalties or other issues that would make accelerating the payments problematic.

     We pursue a diversified approach to our financing requirements and generally balance our fixed-rate and capped-rate debt as determined by the interest rate environment. Our overall debt capital structure at December 31, 2004, was approximately 60% unsecured and 85% with fixed rates of interest. Our debt reduction has caused variable rate debt levels to move below typical levels. The average effective interest rate on all borrowings (excluding capital leases and the VIE debt) was 8.5% at December 31, 2004. Our long-term debt-to-total capital ratio was 19.1 % at December 31, 2004, including the VIE debt.

     The following summarizes our contractual obligations and commercial commitments as of December 31, 2004 (in thousands):

Contractual Obligations

	Payments Due by Period
	(in thousands)
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt	$57,406	$13,178	$23,560	$20,665	$3
Capital lease obligations	7,092	7,092	—	—	—
Operating leases	250,024	23,796	44,572	40,818	140,838
Scheduled interest on long-term debt	10,596	3,644	5,127	1,825	—
Other liabilities	7,983	—	—	—	7,983
Purchase obligations	153	153	—	—	—

Total contractual obligations	$333,254	$47,863	$73,259	$63,308	$148.824

Store Expansion and Capital Expenditures

     We have entered several new markets and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 6% annually over the past 10 years. During 2002, we opened the second largest amount of square footage in our history, opening eight new stores and three larger relocated stores. The following outlines the changes in our selling square footage for the three years ended December 31, 2004 (square footage in thousands):

	2004		2003		2002
	# of	Square	# of	Square	# of	Square
	Stores	Footage	Stores	Footage	Stores	Footage
Stores opened	4	155	4	161	11	388
Stores closed	1	6	2	50	3	101

Year end balances	117	4,068	113	3,919	111	3,808

     We are expecting to add approximately 4% retail square footage during 2005 as we open a new store in the new markets of Indianapolis, Indiana; Ft. Lauderdale, Florida; and Columbus, Ohio. We also plan to add a store in the Metro-DC area and replace two existing locations with a new store in Shreveport, Louisiana.

     We plan to open approximately six stores in 2006. These include a location near Stonecrest Mall, east of Atlanta, a relocated store in south Dallas in the Cedar Hill area, a new store in Boca Raton, Florida and three additional stores in Florida. We are aggressively evaluating other possible new locations which we believe will become available in existing retail sites in the near term. Our strategy is to pursue opportunities in denser markets which we can serve using our existing distribution.

     Our investing activities in stores and operations in 2003 and 2004 and planned outlays for 2005 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open. We have made purchases of properties that were previously recorded as capital leases on our balance sheet or as operating leases and have shown those amounts in this table.

	Proposed
(In Thousands)	2005	2004	2003
Stores:
New stores	$26,500	$16,160	$8,075
Remodels/Expansions	3,900	6,068	2,390
Maintenance	3,400	1,953	1,741

Total stores	33,800	24,181	12,206
Distribution:	7,700	17,853	3,147
Information Technology:	4,600	3,230	5.850

Total capital expenditures for new property and equipment	46,100	45,264	21,203
Purchases of assets in operations previously under lease	7,100	12,766	6,688

Total	$53,200	$58,030	$27,891

     We will be disposing of warehouses and land during 2005 and proceeds from these sales are estimated to be approximately $5 million. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2005 capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the potential Joss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

     In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates. To manage the exposure related to this risk, we may use various derivative transactions. As a matter of policy, we do not engage in derivatives trading or other speculative activities. Moreover, we enter into financial instruments transactions with either major financial institutions or high credit-rated counter parties, thereby limited exposure to credit and performance-related risks.

     We have exposure to floating interest rates through certain of our borrowings. Therefore, interest expense will fluctuate with changes in LIBOR and other benchmark rates. At December 31, 2004, we had two interest rate swap agreements with notional amounts totaling $20 million at rates between 5.75% and 5.72% and maturing September 30, 2005. We do not believe a 100 basis point change in interest rates would have a significant adverse impact on our operating results or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors, the consolidated financial statements of Havertys and the notes to consolidated financial statements, and the supplementary financial information called for by this Item 8, are set forth on pages F-l to F-26 of this report. Specific financial statements and supplementary data can be found at the pages listed in the following index:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management has evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13(a)-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13 a-15(f), for the Company. Under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, Based on the assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on that criteria.

     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Changes in Internal Control over Financial Reporting

     During the fourth quarter of 2004, new Accounts Payable and General Ledger systems were installed at the Company with implementation assistance provided by third party consulting firms. This was a “package” solution licensed by a well known software vendor. Company Information Systems and Accounting personnel were involved with the set up, configuration and integration of the software with existing systems and procedures for approximately six months before the new software was activated in October of 2004. Internal control over financial reporting is a process which provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP including those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and that receipts and expenditures are being made only in accordance with authorizations of management and directors and (3) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. The new software systems installed were viewed as a fundamental part of the Company’s internal controls. The timing and extent of the company’s review and testing in conducting the evaluation of the effectiveness of these internal controls were significantly influenced by and specifically targeted to the new software systems, including procedures sufficient both to evaluate its design and operating effectiveness. The implementation took longer and required more resources and effort than originally anticipated, however it was finished in time to allow for satisfactory completion of the planned internal control testing and Management’s assessment of control over financial reporting that appropriately considered the results of the tests.

     In addition to enhancements in our internal controls over financial reporting, we anticipate this new financial system will provide the Company with improved reporting and analysis to better manage the business as well as increased integration of our financial and operating systems.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Haverty Furniture Companies, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Haverty Furniture Companies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements, in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Haverty Furniture Companies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Haverty Furniture Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31,2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haverty Furniture Companies, Inc. as of December

31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Haverty Furniture Companies, Inc. and our report dated March 15, 2005 expressed an unqualified opinion thereon.

Atlanta, Georgia
March 15, 2005

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in our 2005 annual proxy statement with respect to: the identity, family relationships, business experience, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s ‘audit committee financial expert’; the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers; is incorporated herein by reference to this Item.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in our 2005 annual proxy statement with respect to director and executive compensation, is incorporated herein by reference in response to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained in our 2005 annual proxy statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this Item.

     For purposes of determining the aggregate market value of the Company’s common stock and Class A common stock held by non-affiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in our 2005 annual proxy statement with respect to related party transactions, is incorporated herein by reference in response to this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information set forth under the heading “Audit Committee Matters” in our 2005 annual proxy is incorporated herein by reference in response to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

     The following financial statements and notes thereto of Haverty Furniture Companies, Inc., and the related Report of Independent Registered Public Accounting Firm are included in this Report:

Consolidated Balance Sheets – December 31, 2004 and 2003
Consolidated Statements of Income – Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2004,2003 and 2002
Consolidated Statements of Cash Flows – Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on the Financial Statements

(a) 2. Financial Statement Schedules:

     The following financial statement schedule of Haverty Furniture Companies, Inc. and related Report of Independent Registered Public Accounting Firm on the Financial Statements is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

     Schedule II — Valuation and Qualifying Accounts

     All other schedules have been omitted because they are inapplicable or the required information is included in the financial statements or notes thereto.

(a) 3. Exhibits:

     Reference is made to Item 15(b) of this Report.

(b) Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an “*”; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement. Our SEC File Number is 1-14445 for all exhibits filed with Securities Exchange Act reports.

3.1	Articles of Incorporation of Haverty Furniture Companies, Inc., as amended and restated on March 6, 1973, and as amended April 24, 1979, and as amended April 24, 1985 (Exhibit 3.1 to our 1985 Second Quarter Form 10-Q); Amendment to the Articles of Incorporation dated April 25, 1986 (Exhibit 3.1.1 to our 1986 First Quarter Form 10-Q); Amendment to the Articles of Incorporation dated April 28, 1989 (Exhibit 3.1.2 to our 1989 Form 10-Q); Amendment to the Articles of Incorporation dated and April 28, 1995 (Exhibit 3.1.3 to our 1996 Form 10-K).

3.2	Amended and Restated By-Laws of Haverty Furniture Companies, Inc. as amended on February 26, 2004 (Exhibit 3.2 to our 2003 Form 10-K).

4.1	Note Agreement between Haverty Furniture Companies, Inc. and The Prudential Purchasers (The Prudential Insurance Company of America) dated December 29, 1993 (Exhibit 4.1 to our 1993 Form 10-K); First Amendment to the Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc. The Prudential Insurance Company of American (Exhibit 4.1.1 to our 1994 Form 10-K); Second Amendment to Note Agreement dated July 19, 1996, between Haverty Furniture Companies, Inc. and The Prudential Insurance Company of America, as previously amended (Exhibit 4.1.2 to our 1996 Form 10-K).

4.2	Credit Agreement dated March 27, 2002, among Haverty Furniture Companies, Inc., Havertys Credit Services, Inc. and the Lenders Listed Therein, Agented by SunTrust Bank, Atlanta (Exhibit 4.2 to our 2002 First Quarter Form 10-Q).

No other instrument authorizes long-term debt securities in an amount in excess of ten percent (10%) of the total assets of the Company. The Company agrees to furnish copies of instrument sand agreement authorizing long-term debts of less than ten percent (10%) of its total assets to the Commission upon request.

+10.1	Thrift Plan, as amended and restated, effective January 1, 2001 (Exhibit 10.3 to our 2001 Form 10-K); EGTRRA Amendment to Thrift Plan, effective January 1, 2002 (Exhibit 10.3.1) to our 2001 Form 10-K); GUST Compliance Amendments Thrift Plan adopted January 29, 2003 and effective January 1, 2001 (Exhibit 10.3.2 to our 2003 Form 10-K).

+10.2	1993 Non-Qualified Stock Option Plan effective as of April 29, 1994 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 33-53607).

+10.3	1998 Stock Option Plan, effective as of December 18, 1997 (Exhibit 10.1) to our Registration Statement on Form S-8, File No. 333-53215); Amendment No. 1 to our 1998 Stock Option Plan effective as of July 27, 2001 (Exhibit 10.2 to our Registration Statement on Form S-8, File No. 333-66012).

+10.4	2004 Long-Term Incentive Compensation Plan effective as of May 10, 2004 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 333-120352).

+10.4.1	Form of Restricted Stock Award Notice (Exhibit 10.1 to our Form 8-K dated December 22, 2004).

+10.5	Employee Stock Purchase Plan, as amended and restated as of October 29, 1999 (Exhibit 10.7 to our 2000 Form 10-K); Amendment No. 1 to the Employee Stock Purchase Plan (Exhibit 10.2 to our Registration Statement on Form S-8; File No, 333-66010).

+10.6	Directors’ Compensation Plan effective as of April 26, l996(Exhibit l0.ll to our Second Quarter 1996 Form 10-Q); Amendment No. 1 to the Directors’ Compensation Plan (Exhibit 10.8.1 to our 2003 Form 10-K).

+10.7	Second Amendment and Restatement of Director’s Deferred Compensation Plan (Exhibit 10.1.2 to our 1996 Second Quarter Form 10-Q).

+10.8	Supplemental Executive Retirement Plan, effective January 1, 1983 (Exhibit 10.3 to our 1984 Form 10-K).

+10.9	Supplemental Executive Retirement Plan, effective January 1, 1996 (Exhibit 10.10 to our 1995 Form 10-K).

+10.10	Deferred Compensation Agreement between Haverty Furniture Companies, Inc. and Rawson Haverty Sr. dated December 21, 1992 (Exhibit 10.9 to our 1993 Form 10-K).

+10.11	Form of Agreement dated January 1, 1997 Regarding Change in Control with the following Named Executive Officers; Clarence H. Ridley, Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson (Exhibit 10.12 to our 1996 Form 10-K).

+10.12	Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee directors: Rawson Haverty, Jr. (a named Executive Officer) (Exhibit 10.13 to our 1996 Form 10-K).

+10.13	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).

10.14	Lease Agreement dated July 26, 2001; Amendment No. 1 dated November, 2001 and Amendment No. 2 dated July 29, 2002 between Haverty Furniture Companies, Inc. as Tenant and John W. Rooker, LLC as Landlord (Exhibit 10.1 to our 2002 Third Quarter Form 10-Q).

10.15	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQll LLC, as Landlord (Exhibit 10.3 to our 2002 Form 10-Q).

10.16	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).

*10.17	Base Salaries of Named Executive Officers of Haverty Furniture Companies, Inc.

*21	Subsidiaries of Haverty Furniture Companies, Inc.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Cautionary Statement Relative to Forward-Looking Statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.

Date: March 16, 2005	By:	/s/ JENNY HILL PARKER

Vice President, Treasurer and
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLARENCE H. RIDLEY	Chairman of the Board	March 16, 2005
Clarence H. Ridley

/s/ CLARENCE H. SMITH	President and Chief Executive	March 16, 2005
Clarence H. Smith	Officer, Director

/s/ JOHN T. GLOVER	Director	March 16, 2005
John T. Glover

/s/ BEN M. HAVERTY	Georgia Regional Manager,	March 16, 2005
Ben M. Haverty	Director

/s/ RAWSON HAVERTY, JR.	Senior Vice President,	March 16, 2005
Rawson Haverty, Jr.	Director

/s/ L. PHILLIP HUMANN	Director	March 16, 2005
L. Phillip Humann

Signature	Title	Date

/s/ MYLLE H. MANGUM	Director	March 16, 2005
Mylle H. Mangum

/s/ FRANK S. McGAUGHEY, III	Director	March 16, 2005
Frank S. McGaughey, III

/s/ TERENCE F. McGUIRK	Director	March 16, 2005
Terence F. McGuirk

/s/ VICKI R. PALMER	Director	March 16, 2005
Vicki R. Palmer

/s/ FRED L. SCHUERMANN	Director	March 16, 2005
Fred L. Schuermann

/s/ AL TRUJILLO	Director	March 16, 2005
Al Trujillo

/s/ DENNIS L. FINK	Executive Vice President	March 16, 2005
Dennis L. Fink	and Chief Financial Officer
(principal financial officer)

/s/ JUSTIN P. SEAMONDS	Vice President and Controller	March 16, 2005
Justin P. Seamonds	(principal financial officer

Report of Independent Registered Public Accounting
Firm on the Financial Statements

Board of Directors
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respect, the consolidated financial position of Haverty Furniture Companies Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the company adopted Interpretation No. 46, “Consolidated of Variable Interest Entities.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 15, 2005

Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$10,122	$31,591
Auction rate securities	5,000	—
Accounts receivable (Note 2)	81,132	94,855
Inventories (Note 3)	110,812	106,264
Prepaid expenses	6,654	6,291
Deferred income taxes (Note 7)	2,249	3,193
Other current assets	14,453	5,542

Total current assets	230,422	247,736

Accounts receivable, long-term (Note 2)	9,396	10,945
Property and equipment (Notes 4 and 8)	205,037	171,546
Other assets	12,711	11,569

	$457,566	$441,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks (Note 5)	$—	$—
Accounts payable	31,202	32,710
Customer deposits	24,040	18,416
Accrued liabilities (Note 6)	50,584	45,238
Current portion of long-term debt and capital lease obligations (Notes 8 and 13)	20,270	13,528

Total current liabilities	126,096	109,892

Long-term debt and capital lease obligations, less current portion (Notes 8 and 13)	44,228	65,402
Other liabilities	13,286	13,766

Total liabilities	183,610	189,060

Commitments (Note 13)
Stockholders’ equity (Notes 9 and 11)
Capital Stock, par value $1 per share
Preferred Stock Authorized - 1,000 shares; Issued: None
Common Stock, Authorized - 50,000 shares: Issued: 2004 - 24,293; 2003 - 23,958 shares	24,293	23,958
Convertible Class A Common Stock, Authorized - 1 5,000 shares; Issued: 2004-4,840; 2003-4,916 shares	4,840	4,916
Additional paid-in capital	55,108	49,019
Long-term incentive plan deferred compensation	(2,971)	—
Retained earnings	252,209	235,005
Accumulated other comprehensive loss	(1,295)	(1,881)
Less treasury stock at cost – Common Stock (2004 - 5,937 shares; 2003 - 5,943 shares) and Convertible Class A Common Stock (2004 and 2003 - 522 shares)	(58,228)	(58,281)

Total stockholders’ equity	273,956	252,736

	$457,566	$441,796

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share date)	2004	2003	2002

Net sales	$784,162	$744,635	$703,959
Cost of goods sold	386.789	378,985	364,527

Gross profit	397,373	365,650	339,432
Credit service charges	4,502	6,392	9,051

Gross profit and other revenue	401,875	372,042	348,483

Expenses:
Selling, general and administrative	367,058	329,621	304,016
Interest, net	3,483	3,872	6,561
Provision for doubtful accounts	558	1,979	3,180
Other (income) expense,	(5,398)	(2,155)	(4,177)

Total expenses	365.701	333,317	309.580

Income before income taxes and cumulative effect of a change in accounting principle	36,174	38,725	38,903
Income taxes (Note 7)	13,420	14,444	14,588

Income before cumulative effect of a change in accounting principle	22,754	24,281	24,315
Cumulative effect of a change in accounting Principle (Note 1)	—	1.050	—

Net income	$22,754	$25,331	$24,315

Basic earnings per share, net income (Notes 1 and 12):
Common Stock	$1.02	$1.17	$1.14
Class A Common Stock	$0.96	$1.10	$1.08

Diluted earnings per share, net income (Notes 1 and 12):
Common Stock	$0.99	$1.13	$1.10
Class A Common Stock	$0.95	$1.08	$1.06

Weighted average common shares — basic:
Common Stock	18,227	17,505	17,042
Class A Common Stock	4,343	4,487	4,582

Weighted average — assuming dilution:
Common Stock	23,083	22,437	22,145
Class A Common Stock	4,343	4,487	4,582

The accompanying note are an integral part of these consolidated financial statements.

Haverey Furniture Companies, Inc. AR04

Consolidated Statements Of Stockholders’ Equity

	Year Ended December 31,
	2004		2003		2002
(In thousands except per share data)	Shares	Dollars	Shares	Dollars	Shares	Dollars

Common Stock
Beginning balance	23,957,629	$23,958	23,233,475	$23,233	22,509,419	$22,509
Conversion of Class A
Common Stock	75,816	76	132,240	132	198,638	199
Stock option transactions, net	260,198	259	591,914	593	525,418	525

Ending balance	24,293,643	24,293	23,957,629	23,958	23,233,475	23,233

Class A Common Stock:
Beginning balance	4,916,046	4,916	5,048,286	5,048	5,246,924	5,247
Conversion to Common Stock	(75,816)	(76)	(132,240)	(132)	(198,638)	(199)

Ending balance	4,840,230	4,840	4,916,046	4,916	5,048,286	5,048

Treasury Stock
Beginning balance (includes 522,410 Class A shares for each of the years presented; remainder are Common shares)	6,465,198	(58,281)	6,449,345	(58,126)	6,454,579	(58,176)
Directors’ Plan	(5,640)	53	(9,147)	90	(5,234)	50
Purchases	—	—	25,000	(245)	—	—

Ending balance	6,459,558	(58,228)	6,465,198	(58,281)	6,449,345	(58,126)

Additional Paid-in Capital
Beginning balance		49,019		42,365		37,396
Stock option issuances		2,492		5,487		3,593
Tax benefit from employees’ stock options		434		1,143		1,328
Directors’ Plan		79		24		48
Restricted stock grants		3,084		—		—

Ending balance		55,108		49,019		42,365

Long-term incentive plan deferred compensation:
Beginning balance		—		—		—
Restricted stock grants		(3,084)		—		—
Amortization of unearned compensation		113		—		—

Ending balance		(2,971)		—		—

Retained Earnings:
Beginning balance		235,005		214,750		195,119
Net income		22,754		25,331		24,315
Cash dividends (Common stocks 2004 - $0.250, 2003 - $0.235, 2002 - $0.220 per share, Class A Common Stock: 2004 - $0.230, 2003 - $0.2 15, 2002 - $0.205 per share)		(5,550)		(5,076)		(4,684)

Ending balance		252,209		235,005		214,750

Accumulated other comprehensive loss:		(1,881)		(2,389)		(697)
Beginning balance
Change in fair value of derivatives, net of taxes (liability in 2004 - $348; 2003 - $192, and benefit in 2002 - $1.016)		586		508		(1,692)

Ending balance		(1,295)		(1,881)		(2,389)

Total Stockholders’ Equity		$273,956		$252,736		$224,881

Net income		$22,754		$25,331		$24,315
Other comprehensive income loss), net of tax		586		508		(1,692)

Total comorehensive income		$23,340		$25,839		$22,623

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,754	$25,331	$24,315
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(1,050)	—
Depreciation and amortization	19,145	17,199	15,903
Provision for doubtful accounts	558	1,979	3,180
Tax benefit from stock option exercises	434	1,143	1,328
Deferred income taxes	810	851	3,552
Gain on sale of property and equipment	(3,831)	(316)	(4,580)
Other	93	—	—
Changes in operating assets and liabilities:
Accounts receivable	14,713	26,033	56,971
Inventories	(4,548)	7,064	(9,666)
Customer deposits	5,624	2,111	(43)
Other assets and liabilities	(10,236)	1,935	(5,290)
Accounts payable and accrued liabilities	3,838	(287)	913

NET CASH PROVIDED BY OPERATING ACTIVITIES	49,354	81,993	86,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,264)	(21,203)	(45,455)
Purchases of properties previously under leases	(12,766)	(6,688)	—
Purchases of auction rate securities	(20,000)	—	—
Proceeds from sale-leaseback transaction	—	—	41,485
Proceeds from sale of property and equipment	6,840	2,895	8,280
Proceeds from sale of auction rate securities	15,000	—	—
Other investing activities	2,598	(14)	(782)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(53,592)	(25,010)	3,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	5,600	208,400	372,500
Payments of borrowings under revolving credit facilities	(5,600)	(224,300)	(446,600)

Net decrease in borrowings under revolving credit facilities	—	(15,900)	(74,100)
Payments on long-term debt and capital lease obligations	(14,432)	(14,217)	(11,371)
Treasury stock acquired	—	(155)	—
Proceeds from exercise of stock options	2,751	6,080	4,118
Dividends paid	(5,550)	(5,076)	(4,684)
Other financing activities	—	112	(1,037)

NET CASH USED IN FINANCING ACTIVITIES	(17,231)	(29,156)	(87,074)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,469)	27,827	3,037
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	31,591	3,764	727

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,122	$31,591	$3,764

The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

Note 1, Summary Of Significant Accounting Policies:

Organization:

The Company is a full-service home furnishings retailer with 117 showrooms in 16 states. The Company sells a broad line of residential furniture in the middle to upper-middle price ranges selected to appeal to its predominant target market. As an added convenience to its customers, the Company offers financing through an internal revolving charge credit plan as well as a third party finance company.

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The implications of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” on the Company’s consolidation policy are discussed later in this Note.

Reclassifications:

Accounts Receivable. Prior to 2004, the Company classified all accounts receivable including amounts contractually due beyond one year as current accounts receivable in accordance with industry practice. At December 31, 2004 and 2003, the Company reclassified the portion estimated to be collected beyond one year, based on historical experience, as long-term accounts receivable in the accompanying consolidated balance sheets.

In addition, at December 31, 2004 the Company reclassified deposits and advance payments on undelivered merchandise from accounts receivable to customer deposits in the accompanying consolidated balance sheets. The amount reclassified at December 31, 2003 totaled approximately $8,146,000.

Customer Deposits. In addition to the reclassification for deposits and advance payments described in the preceding paragraph, the Company also reclassified the undelivered cash sales liability from accrued liabilities to customer deposits in the accompanying consolidated balance sheets. The amount of this reclassification at December 31, 2003 totaled approximately $10,269,000.

Other current assets and other assets (non-current). Certain December 31, 2003 retirement related assets were reclassified from other current assets to other assets (non-current) in the consolidated balance sheet to conform to the 2004 presentation. The total amount of this reclassification was approximately $6,398,000 at December 31, 2003.

Accrued liabilities and other liabilities (non-current). In addition, certain December 31, 2003 retirement related liabilities were reclassified from accrued liabilities (current) to other liabilities (non-current) to conform with the 2004 presentation. The total amount of this reclassification was approximately $2,898,000 at December 31, 2003.

Certain other prior year amounts have also been reclassified to conform to the 2004 financial statement presentation.

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents:

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value.

Auction Rate Securities:

The Company considers the auction rate securities which it holds as available-for-sale. The securities are tax advantaged municipal bonds maturing in 2024, in which the Company has invested excess cash. The securities are auctioned and their interest rates reset every 30 days at which time the Company evaluates its continued investment. Interest earned on these securities is included in interest income. Any unrealized gains or losses are not material.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. Investments in property under capital leases are amortized over the related lease term.

Estimated useful lives for financial reporting purposes are as follows:

Buildings	25-33 years
Improvements	5-15 years
Furniture and Fixtures	3-15 years
Equipment	3-15 years
Capital leases	20-25 years

Customer Deposits:

Customer deposits consist of customer advance payments and deposits on credit sales for undelivered merchandise and cash collections on sales of undelivered merchandise.

Revenue Recognition:

The Company recognizes revenue from merchandise sales and related service fees upon delivery to the customer. A reserve for merchandise returns and customer allowances is estimated based on the Company’s historical returns and allowance experience and current sales levels.

The Company typically offers its customers an opportunity for Havertys to deliver their purchases. Delivery fees of $14,122,000, $12,394,000 and, $10,605,000 were charged to customers in 2004, 2003 and 2002, respectively and are included in net sales. The costs associated with these deliveries are included in selling, general and administrative expenses and were $30,487,000, $26,760,000 and $22,556,000 in 2004, 2003 and 2002, respectively.

Credit service charges, which are presented on a gross basis, arc recognized as revenue as assessed to customers according to contract terms. The costs associated with credit approval, account servicing and collections are included in “selling, general and administrative” expenses.

Cost of Goods Sold:

The Company’s “cost of goods sold” includes the direct costs of products sold and related in-bound freight costs.

Selling, General and Administrative Expenses:

The Company’s “selling, general and administrative” expenses are comprised of advertising, selling, occupancy, warehouse and delivery and administrative costs. The costs associated with the Company’s purchasing, warehousing, delivery and other distribution costs included in “selling, general and administrative expense” were approximately $74,478,000, $71,330,000 and $61,766,000 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Notes To Consolidated Financial Statements

Advertising Expense:

Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. The total amount of advertising costs included in other current assets was approximately $1,300,000 at December 31, 2004 and 2003. The Company incurred approximately $57,700, 000, 552, 600, 000 and $50,700,000 in advertising costs during 2004, 2003 and 2002, respectively.

Interest expense, net:

Interest expense is comprised of amounts incurred related to the debt obligations of the Company, the impact of any hedge ineffectiveness related to interest rate swaps and minor amounts of interest income. The gains for hedge ineffectiveness recognized in earnings as a reduction of interest expense were approximately $1,363,000 and $446,000 in 2004 and 2003, respectively. There is expected to be reclassified into earnings an additional $760,000 in 2005. Interest income of approximately $327,000 is included in the amounts for 2004. The Company capitalized approximately $490,000 in interest costs during 2004 and immaterial amounts in 2003 and 2002.

Other (income) expenses, net:

The Company includes in this line item any gains or losses on sales of land, property and equipment, impairment losses and changes in previously estimated losses and other miscellaneous type income or expense items which are non-recurring by nature. The following are the significant gains or losses that have been included in “other (income) expense, net.” Gains from the sales of land, property and equipment were approximately $4,500,000, $316,000 and $4,580,000 for the years ended December 31,2004, 2003 and 2002, respectively. During 2003, the Company also had gains of approximately $900,000 from the early termination of a lease by its landlord.

Self Insurance:

The Company is self-insured for certain losses related to general liability and workers’ compensation. The expected ultimate cost for claims incurred as of the balance sheet date is discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates.

Fair Values of Financial Instruments:

The Company’s financial instruments consist of cash, auction rate securities, accounts receivable, accounts payable, long-term debt and interest-rate swap agreements. The fair values of cash, auction rate securities, accounts receivable and accounts payable approximate their carrying values. The fair value of long-term debt, which was $67,264,000 at December 31, 2004, was determined using quoted market prices for debt of the same remaining maturity and other characteristics. The fair value of interest rate swap agreements is based on the estimated amount the Company would pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the swap counterparties.

Derivative Instruments:

In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by FASB Statement Nos. 137 and 138. The statements require the Company to recognize all derivatives on the balance sheet at fair value and to establish criteria for designation and effectiveness of hedging relationships.

The Company uses derivative instruments to mitigate its interest risk and does not engage in derivatives trading or other speculative activities. The Company recognizes derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. At December 31, 2004 and 2003, the fair value of the Company’s derivatives were liabilities of $423,000 and $1,331,000, respectively.

The derivatives entered into by the Company were designated as cash flow hedges. The effective portion of the derivatives’ gain or loss has been reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings when the hedged exposure affects earnings.

Impairment of Long-Lived Assets:

The Company periodically reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment charge is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Such charge includes any estimated loss on the sale of land and buildings, the book value of abandoned leasehold improvements and a provision for future lease obligations, less estimated sublease income. Prior to January 1,2003, when the Company committed to relocate or close a store or warehouse within the next twelve months, the estimated unrecoverable costs were charged to expense. The Company adopted FASB No. 146 effective January 1,2003, and accordingly, expense is now recognized when leased facilities are exited. Impairment losses and changes in previously estimated losses are included in “other (income) expense, net” on the Consolidated Statements of Income.

Earnings Per Share:
Effective for the quarter ended June 30,2004, the Company began reporting its earnings per share using the two class method as required by the Emerging Issues Task Force (EITF). The EITF reached final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (SFAS 128),” at their March 17, 2004 meeting. EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 9 for further discussion.

The effective result of EITF 03-6 is that the basic earnings per share for the Common stock is approximately 105% of the basic earnings per share of the Class A Common Stock, Additionally, given the Company’s current capital structure, diluted earnings per share for Common Stock under EITF 03-6 will be the same as was previously reported using the if-converted method.

The amount of earnings used in calculating diluted earnings per share of Common Stock is equal to net income since the Class A shares are assumed to be converted. Diluted earnings per share of Class A Common Stock includes the effect of dilutive common stock options which reduces the amount of undistributed earnings allocated to the Class A Common Stock. See Note 12 for the computational components of basic and diluted earnings per share.

Stock-Based Compensation:

On December 16,2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a

Notes To Consolidated Financial Statements

significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow a required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise Stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $434,000, $1,143,000 and $1,328,000 in 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for any options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts).

	2004	2003	2002

Net income, as reported	$22,754	$25,331	$24,315
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,767)	(2,927)	(3,070)

Pro forma net income	$19,987	$22,404	$21,245

Earnings per share:
As reported:
Basic:
Common	$1.02	$1.17	$1.14
Class A	$0.96	$1.10	$1.08
Diluted:
Common	$0.99	$1.13	$1.10
Class A	$0.95	$1.08	$1.06
Pro Forma:
Basic:
Common	$0.90	$1.03	$0.99
Class A	$0.84	$0.97	$0.94
Diluted:
Common	$0.88	$1.02	$0.98
Class A	$0.84	$0.97	$0.94

Accounting and Disclosure Changes:

In November 2002, the Emerging Issues Task Force (EITF) issued EITF 02-16, “Accounting by a Customer for Cash Consideration Received from a Vendor.” This EITF places certain restrictions on the treatment of advertising allowances and requires vendor rebates to be treated as a reduction of inventory costs for agreements entered into or significantly modified after November 30, 2002. The adoption of EITF 02-16 did not have a material impact on the Company’s 2003 financial statements as most contracts were in place prior to the effective date or allowances were tracked and identified with specific incremental advertising costs. The Company reclassified approximately $1,150,000 of allowances and rebates out of advertising and into cost of sales during 2003. All vendor allowances and rebates received during 2004 were recorded as a reduction in inventory costs.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 on December 31, 2002. There was no material effect upon adoption of this statement.

In January 2003, the FASB issued and subsequently revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both (primary beneficiary). Currently, entities are generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 is effective for companies that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. During 2003, the Company concluded that it was the primary beneficiary of a variable interest entity that is the lessor of a distribution center and four retail locations used by the Company. The Company adopted the provisions of FIN 46 as of December 31, 2003, and recorded a cumulative effect of an accounting change of $1,050,000 (net of income tax expense of $600,000). Consolidation of this entity increased property and equipment by $22,100,000, long-term debt by $19,500,000 and created a minority interest of $1,000,000. Previously, this entity was not consolidated and the distribution center and retail locations were accounted for as an operating lease. The effect of consolidation of this entity in prior years would have increased net income before the cumulative effect of an accounting change by approximately $300,000 in both 2003 and 2002.

Note 2, Accounts Receivable:

Amounts financed under Company credit programs were, as a percent of net sales, approximately 21% in 2004, 25% in 2003 and 33% in 2002. Accounts receivable are shown net of the allowance for doubtful accounts of $2,950,000 and $4,500,000 at December 31, 2004 and 2003, respectively. Accounts receivable terms vary as to payment terms (30 days to five years) and interest rates (0% to 21%) and are generally collateralized by the merchandise sold. Interest assessments are continued on past-due accounts but not “interest on interest”.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected at a rate faster than the scheduled rate. The portion of accounts receivable classified as long-term in the accompanying consolidated balance sheets are determined based on our historical collection rate for those credit promotions which are generally repaid earlier than the scheduled rate. The amounts due per the scheduled payment rates are as follows: $73,105,000 in 2005; $12,923,000 in 2006; $6,009,000 in 2007 and $1,441,000 in 2008 for receivables outstanding at December 31, 2004.

Amounts financed under Company credit programs with terms in excess of 12 months and bearing no interest are discounted when originated. Any unamortized discount is included as a reduction of the accounts receivable balance. The unamortized discounts were $889,000 and $532,000 at December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements

The Company provides an allowance for doubtful accounts utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs and management judgment. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely. The Company assesses the adequacy of the allowance account at the end of each quarter.

The Company believes that the carrying value of existing customer receivables is the best estimate of fair value because of their short average maturity and estimated bad debt losses have been reserved. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company’s account base and their dispersion across 16 states.

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of inventory valuation because it results in a better matching of current costs and revenues. The excess of current cost over such carrying value of inventories was approximately $16,936,000 and $16,190,000 at December 31,2004 and 2003, respectively. Use of the LIFO valuation method as compared to the FIFO method had the effect on diluted earnings per common share of decreasing by $0.02 in 2004; increasing by $0.01 in 2003; and decreasing by $0.01 in 2002, assuming the Company’s effective tax rates were applied to changes in income resulting therefrom, and no other changes in income were made.

Note 4, Property And Equipment:

Property and equipment are summarized as follows:

(in thousands)	2004	2003

Land and improvements	$43,186	$37,493
Buildings and improvements	166,278	148,938
Furniture and fixtures	74,069	71,049
Equipment	25,267	26,303
Buildings and equipment under capital leases	7,533	9,633
Construction in progress	21,762	1,962

	338,095	295,378
Less accumulated depreciation	(132,348)	(122,255)
Less accumulated capital lease amortization	(710)	(1,577)

Property and equipment, net	$205,037	$171,546

Note 5, Credit Arrangements:

At December 31,2004, the Company had $80,000,000 of bank revolving credit facilities with a group of banks comprised of two $40,000,000 agreements terminating September 30,2005. The Company did not owe any amounts under these facilities at December 31,2004. Amounts available are reduced by outstanding letters of credit which were $4,773,000 at December 31, 2004. The facilities also have provisions for commitment fees.

Note 6, Accrued Liabilities:

Accrued liabilities consist of the following:

(In thousands)	2004	2003

Employee compensation, related taxes and benefits	$16,714	$16,424
Taxes other than income and withholding	9,315	8,792
Other	24,555	20,022

	$50,584	$45,238

Note 7, Income Taxes:

Income tax expense (benefit) (allocated to income before the cumulative effect of a change in accounting principle in 2003) consists of the following:

(In thousands)	2004	2003	2002

Current
Federal	$11,476	$12,886	$10,272
State	1,134	707	764

	12,610	13,593	11,036

Deferred
Federal	737	807	3,002
State	73	44	550

	810	851	3,552

	$13,420	$14,444	$14,588

The differences between income tax expense in the accompanying consolidated financial statements and the amount computed by applying the statutory Federal income tax rate is as follows:

(In thousand)	2004	2003	2002

Statutory rates applied to income before income taxes	$12,661	$13,554	$13,616
State income taxes, net of Federal tax benefit	785	488	854
Other	(26)	402	118

	$13,420	$14,444	$14,588

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities as of December 31,2004 and 2003 were as follows:

(In thousands)	2004	2003

Deferred tax assets:
Accrued liabilities	$2,716	$2,045
Net property and equipment	508	1,005
Leases	1,582	1,070
Derivatives	790	1,047

Total deferred tax assets	5,596	5,167

Deferred tax liabilities:
Accounts receivable related	391	206
Inventory related	3,030	1,455
Other	1,077	450

Total deferred tax liabilities	4,498	2,111

Net deferred tax assets	$1,098	$3,056

The amounts per the table above are grouped based on broad categories of items that generate the deferred tax assets and liabilities. Deferred tax assets and deferred tax liabilities which are current are netted against each other as are non-current deferred tax assets and non-current deferred liabilities as they relate to each tax-paying component in accordance with SFAS No. 109, “Accounting for Income Taxes” for presentation on the balance sheets. These are detailed in the table below:

(In thousands)	2004	2003

Current assets (liabilities):
Current deferred assets	$4,032	$5,477
Current deferred liabilities	(1,783)	(2,284)

	2,249	3,193

Non-current assets (liabilities):
Non-current deferred assets	4,038	3,558
Non-current deferred liabilities	(5,199)	(3,695)

	(1,151)	(137)

Net deferred tax assets	$1,098	$3,056

Note 8, Long-term Debt and
Capital Lease Obligations:

Long-term debt and capital lease obligations arc summarized as follows:

(In thousands)	2004	2003

Revolving credit notes (a)	$—	$—
Unsecured term note (b)	8,000	12,000
7.95% unsecured term note (c)	10,000	11,000
7.44% unsecured term note (d)	10,000	12,500
7.16% unsecured term note (e)	10,714	15,000
7.78% secured debt (f)	18,281	19,455
Secured debt (g)	411	602
Capital lease obligations (h)	7,092	8,373

	64,498	78,930
Less portion classified as current	20,270	13,528

	$44,228	$65,402

(a)	The Company has revolving credit facilities as described in Note 5. Borrowings under these facilities have a floating rate of interest of LIBOR plus a spread which is based on a fixed charge coverage ratio and mature in 2005.

(b)	The term note is payable in quarterly installments of $1,000,000 plus interest and matures in November 2006. The note has a floating rate of interest of LIBOR plus 0.7%.

(c)	The note is payable in semi-annual installments of $500,000, increasing to $2,000,000 commencing in February 2007. The note matures in August 2008 and interest is payable quarterly.

(d)	The note is payable in semi-annual installments of $1,250,000 plus interest payable quarterly and matures in October 2008.

(e)	The note is payable in semi-annual installments of $2,143,000 plus interest payable quarterly and matures in April 2007.

(f)	This debt is recorded in accordance with the consolidation requirements of FIN 46. The debt is a mortgage note with semi-annual payments of interest and principal of $1,332,000 and matures in April 2009 with a balloon payment of $12,000,000. Property with a net book value at December 31, 2004 of $21,588,000 is pledged as collateral on this debt.

(g)	Secured debt is comprised of primarily a mortgage note with a floating rate of interest based on LIBOR plus 0.75% (note rate of 3.31% at December 31, 2004) due in 2007. Property and equipment with a net book value at December 31, 2004 of $593,000 is pledged as collateral on these secured debt instruments.

(h)	Capital lease obligation is for a home delivery center with a net book value of $6,843,000 at December 31, 2004. The Company purchased the property from the lessor in March 2005, and, therefore, the entire obligation is classified as current in the consolidated balance sheets at December 31, 2004.

The Company’s debt agreements require, among other things, that the Company: (a) meet certain working capital requirements; (b) limit the type and amount of indebtedness incurred; (c) limit operating lease rentals; and (d) grant certain lenders identical security for any liens placed upon the Company’s assets, other than those liens specifically permitted in the loan agreements. The debt agreements also contain cross-default provisions. Covenants under the revolving credit notes include tests for minimum fixed charge coverage and asset coverage and maximum levels of adjusted debt to total adjusted capital. The Company is in compliance with the covenants of the debt agreements and revolving notes at December 31, 2004.

Notes To Consolidated Financial Statements

The aggregate maturities of long-term debt and capital lease obligations during the five years subsequent to December 31, 2004 are as follows: 2005 - $20,270,000; 2006 - $13,310,000; 2007 - $10,250,000; 2008 - $8,104,000; and 2009 - 812,561,000.

Cash payments for interest were $5,595,000, $4,224,000 and $8,507,000 in 2004, 2003 and 2002, respectively.

Note 9, Stockholders’ Equity:

Common Stock has a preferential dividend rate of at least 105% of the dividend paid on Class A Common Stock. Class A Common Stock has greater voting rights which include: voting as a separate class for the election of 75% of the total number of directors of the Company and on all other matters subject to shareholder vote, each share of Class A Common Stock has ten votes and votes with the Common Stock as a single class. Class A Common Stock is convertible at the holder’s option at any time into Common Stock on a 1 -for-1 basis; Common Stock is not convertible into Class A Common Stock. There is no present plan for issuance of Preferred Stock.

Note 10, Benefit Plans:

The Company has a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee’s final average compensation. The Company’s funding policy is to contribute annually an amount which is within the range of the minimum required contribution and the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at December 31:

(In thousand)	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$51,187	$44,246
Service cost	2,529	2,210
Interest cost	3,138	3,029
Actuarial losses	3,196	3,944
Benefits paid	(2,514)	(2,242)

Benefit obligation at end of year	57,536	51,187

Change in plan assets:
Fair value of plan assets at beginning of year	53,331	44,720
Employer contribution	2,000	3,500
Actual return on plan assets	3,293	7,353
Benefits paid	(2,514)	(2,242)

Fair value of plan assets at end of year	56,110	53,331

Funded status of the Plan over (under) funded	(1,426)	2,144
Unrecognized actuarial loss	4,297	479
Unrecognized prior service cost	473	606

Prepaid pension expense included in the Consolidated Balance Sheets	$3,344	$3,229

The accumulated benefit obligation for the defined benefit pension plan was $51,575,000 and $45,010,000 at December 31,2004 and 2003, respectively.

Net pension cost included the following components:

(In Thousands)	2004	2003	2002

Service cost-benefits earned during the period	$2,529	$2,210	$2,342
Interest cost on projected benefit obligation	3,138	3,029	2,831
Expected return on plan assets	(3,915)	(3,276)	(2,895)
Amortization of prior service cost	133	133	140
Amortization of actuarial gain	—	—	(105)

Net pension cost	$1,885	$2,096	$2,313

Assumptions

The Company uses a measurement date of December 31 for its pension and other benefit plans. Weighted-average assumptions used to determine benefit obligations at December 31:

	2004	2003

Discount rate	5.75%	6.25%
Rate of compensation increase	2.75%	3.25%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2004	2003

Discount rate	6.25%	7.0%
Expected long-term return on plan assets	7.50%	7.5%
Rate of compensation increase	3.25%	4.0%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.50% long-term rate of return on assets assumption.

Plan Assets

The pension plan weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

Asset Category	2004	2003

Equity securities	61%	65%
Debt securities	32%	34%
Cash	7%	1%

Total	100%	100%

Investment Objectives and Asset Strategy

The Executive Compensation and Employee Benefits Committee (the “Committee”) of the Board of Directors is responsible for administering the Company’s pension plan. The primary investment objective of the plan is to ensure, over the long term life of the plan, an adequate pool of assets to support the benefit

Notes To Consolidated Financial Statements

obligations to participants, retirees and beneficiaries. An important secondary objective of the plan is to be able to improve the plan’s funded status therefore reducing employer contributions and, ultimately, allowing for the maintaining or improving of overall benefit levels. In meeting these objectives, the Committee seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk.

The assets of the plan are being invested according to the following asset allocation guidelines, established to reflect the growth expectations and risk tolerance of the Committee.

Security Class	Strategic Target	Tactical Range

Equity:
Domestic Equity — Diversified Portfolio	50%	40.0% - 60.0%
Haverty Common Stock	10%	5.0% - 15.0%

Total Equity	60%	50.0% - 70.0%
U.S. Fixed Income	40%	30.0% - 50.0%
Cash	0%	0.0% - 10.0%

Total Fund	100%

Equity securities include 203,500 shares of the Company’s Class A Common Stock with an aggregate fair value of $3,633,000 (6.5 % of total plan assets) at December 31, 2004. The plan received $47,000 in dividends from these shares in 2004.

The Company expects to contribute $3,500,000 to its pension plan in 2005.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands);

Year(s)	Pension Benefits
2005	$2,300
2006	2,400
2007	2,600
2008	2,800
2009	2,900
2010-2014	17,300

Other Plans

The Company has a non-qualified, non-contributory supplemental executive retirement plan (SERP) which covers two retired executive officers. The SERP provides annual supplemental retirement benefits to the executives amounting to 55% of final average earnings less benefits payable from the Company’s defined benefit pension plan and Social Security benefits. The Company also has a non-qualified, non-contributory SERP for employees whose retirement benefits are reduced due to their annual compensation levels. The total amount of annual retirement benefits that may be paid to an eligible participant in the SERP from all sources (Retirement Plan, Social Security and the SERP) may not exceed $125,000. Under the plans, which are not funded, the Company pays benefits directly to covered participants beginning at their retirement. At December 31, 2004, the projected benefit obligation for these plans totaled $2,842,000 of which $2,320,000 is included in the accompanying Consolidated Balance Sheet Pension expense recorded under the SERPs amounted to approximately $206,000, $367,000 and $626,000 for 2004, 2003 and 2002, respectively.

The Company has an employee savings/retirement (401k) plan to which substantially all employees may contribute. The Company matches employee contributions to the extent of 50% of the first 2% of eligible pay and 25% of the next 4% contributed by participants. The Company expensed approximately $1,416,000 in 2004, $1,347,000 in 2003 and $1,355,000 in 2002 in matching employer contributions under this plan.

The Company offers no post-retirement benefits other than pensions and no significant post-employment benefits.

Note 11, Stock Based Compensation Plans:

The Executive Compensation and Employee Benefits Committee (the “Committee”) of the Board of Directors serves as Administrator for the Company’s stock based compensation plans. The Company’s shareholders approved the 2004 Long Term Incentive Plan (the “ 2004 LTIP Plan”) which provides greater flexibility and a wider array of equity compensation vehicles than the 1998 Stock Option Plan (the “ 1998 Plan”). Awards and options are granted by the Committee to officers and non-officer employees. As of December 31,2004, the maximum number of option shares which may be granted under the 1998 Plan was 17,900 and 922,250 shares were available for awards and options under the 2004 LTIP Plan.

The table below summarizes options activity for the past three years under the Company’s 1998 Plan.

		Weighted
	Option Shares	Average Price

Outstanding at December 31, 2001	2,922,150	$12.12
Granted	564,300	12.90
Exercised	(566,450)	9.01
Canceled	(50,300)	12.50

Outstanding at December 31, 2002	2,869,700	12.88
Granted	511,000	20.22
Exercised	(599,500)	11.65
Canceled	(89,700)	13.64

Outstanding at December 31, 2003	2,691,500	$14.53
Granted	91,700	17.22
Exercised	(285,200)	12.04
Canceled	(41,500)	15.65

Outstanding at December 31, 2004	2,456,500	$14.90

Exercisable at December 31, 2004	1,438,200	$13.47

Exercisable at December 3 1 ,2003	1,236,200	$13.02

Exercisable at December 3 1 , 2002	1,307,850	$11.67

All of the options outstanding at December 31, 2004 were for Common Stock. Exercise prices for options outstanding as of December 31, 2004 ranged from $6.94 to $20.75.

Notes To Consolidated Financial Statements

The following table summarizes information about the stock options outstanding as of December 31, 2004:

Options Outstanding
		Weighted		Options Exercisable
		Average Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$ 6.94 - 10.13	180,700	3.8	$9.39	180,700	$9.39
10.81 - 15.94	1,697,600	6.6	13.80	1,204,000	13,76
17.01 - 20.75	578,200	6.3	19.85	53,500	20.67

$ 6.94 - 20.75	2,456,500	6.3	$14.90	1,438,200	$13.47

Options vest over periods from within one year of grant date increasing to four years as the number of options granted to an individual increases. Options granted before December 1,2003 have maximum terms of 10 years and grants after that date have maximum terms of 7 years.

The Company is transitioning from the use of options to restricted stock awards in its long-term incentive compensation strategy and accordingly, many participants received a mix of stock options and restricted stock awards in 2004.

In December 2004, the Company issued 161,750 shares of restricted stock under the 2004 LTIP Plan to certain employees. The awards of 22,950 shares vest in 16 months and the remaining 138,800 shares vest in 25% increments beginning in May 2006 provided the recipient is still employed by the Company. Vesting may accelerate if the Company reaches certain financial goals set by the Committee. The non-employee directors received a total of 16,000 shares of restricted stock in November 2004 which vest in six months from their grant date. The aggregate market value of the restricted stock at the dates of issuance of $3,084,000 has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized over the respective vesting periods. Restricted stock compensation charged to expense was $113,000 for 2004.

In addition, the Company had shares available for future purchases under the Employee Stock Purchase Plan at December 31, 2004. This Plan promotes broad-based employee ownership and provides employees a convenient way to acquire Company stock. The Plan is a qualified plan under Section 423 of the Internal Revenue Code and meets the requirements of APB 25 as a non-compensatory plan. The Plan enables the Company to grant options to purchase up to 2,000,000 shares of Common Stock, of which 1,536,000 shares have been exercised from inception of the Plan in 1992, at a price equal to the lesser of (a) 85% of the stock’s fair market value at the date of grant, or (b) 85% of the stock’s fair market value at the exercise date.

Shares purchased may not exceed 10% of the employee’s annual compensation, as defined, or $25,000 of Common Stock at its fair market value (determined at the time such option is granted) for any one calendar year. Employees pay for the shares ratably over a period of six months (the purchase period) through payroll deductions, and cannot exercise their option to purchase any of the shares until the conclusion of the purchase period. In the event an employee elects not to exercise such option, the full amount withheld is refundable, During 2004, options for 25,700 shares were exercised at an average price of S15.92 per share. At December 31, 2004, options for 14,600 shares were outstanding at an option price of $15.09 per share.

Pro forma information regarding net income and earnings per share required by FAS 123 is provided in Note 1. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The weighted-average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Risk-free interest rate	3.5%	3.5%	4.0%
Expected life in years	5.0	5.2	5.9
Expected volatility	45.6%	45.3%	41.9%
Expected dividend yield	1.40%	1.04%	1.35%
Estimated fair value of options granted per share	$6.77	$8.04	$5.25

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

Note 12, Earnings Per Share:

The Company adopted the provisions of FIN 46 as of December 31, 2003, and recorded a cumulative effect of an accounting change of $1,050,000. The computational components of basic and diluted earnings per share for the Company’s two classes of stock are as follows:

(In thousands except per share amounts)	2004	2003	2002

Income before cumulative effect of a change in accounting principle	$22,754	$24,281	$24,315
Cumulative effect of a change in accounting principle	—	1,050	—

Net income	$22,754	$25,331	$24,315

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	2004	2003	2002

Common:
Weighted average shares outstanding	18,227	17,505	17,042
Assumed conversion of Class A Common shares	4,343	4,487	4,582
Dilutive options	513	445	521

Total weighted-average diluted Common shares	23,083	22,437	22,145

notes to consolidated financial statements

	2004	2003	2002

Basic earnings per share:
Common Stock
Income before cumulative effect of a change in accounting principle	$1.02	$1.12	$1.14
Cumulative effect of a change in accounting principle	—	0.05	—

Net income	$1.02	$1.17	$1.14

Class A Common Stock:
Income before cumulative effect of a change in accounting principle	$0.96	$1.05	$1.08
Cumulative effect of a change in accounting principle	—	0.05	—

Net income	$0.96	$1.10	$1.08

Diluted earnings per share:
Common Stock:
Income before cumulative effect of a change in accounting principle	$0.99	$1.08	$1.10
Cumulative effect of a change in accounting principle	—	0.05	—

Net income	$0.99	$1.13	$1.10

Class A Common Stock:
Income before cumulative effect of a change in accounting principle	$0.95	$1.04	$1.06
Cumulative effect of a change in accounting principle	—	0.04	—

Net income	$0.95	$1.08	$1.06

During 2002 options outstanding for 482,000 shares and their related exercise prices of $12.50 and $12.90 were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the shares and, therefore, the effect would be antidulitive.

Note 13, Commitments:

The Company leases certain property and equipment. Initial lease terms range from 5 years to 30 years and certain leases contain renewal options ranging from 1 to 25 years or provide for options to purchase the related property at fair market value or at predetermined purchase prices. The leases generally require the Company to pay all maintenance, property taxes and insurance costs.

(in thousands)	Operating Leases

2005	$23,796
2006	22,625
2007	21,947
2008	21,108
2009	19,710
Subsequent to 2009	140,838

Total minimum payments	250,024
Less total minimum sublease rentals	(4,703)

Net minimum lease payments	$245.321

Step rent and escalation clauses and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Lease concessions for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the fallowing:

(In thousands)	2004	2003	2002

Property
Minimum	$25,887	$27,153	$25,588
Additional rentals based on sales	847	603	995
Sublease income	(2,172)	(2,200)	(2.527)

	24,562	25,556	24,056
Equipment	4,330	3.446	3,087

	$28,892	$29.002	$27,143

The Company had a capital lease obligation of $7,092,000 at December 31,2004. During March of 2005, the Company purchased the property from the lessor (See Note 8).

Note 14, Supplemental Cash Flow Information:

Income Taxes Paid

The Company paid state and federal income taxes of $11,164,000, $9,912,000 and $14,144,000, for 2004, 2003 and 2002, respectively. The Company also received income tax refunds of $175,000, $4,851,000 and $4,300,000 in 2004, 2003 and 2002, respectively.

Non-Cash Transactions

The Company recorded the tax benefit from the exercise of non-qualified stock options and disqualifying dispositions of stock options as a reduction of its income tax liability and as additional paid-in capital in the amount of $434,000, $1,143,000 and $1,328,000 for 2004, 2003 and 2002, respectively.

Notes To Consolidated Financial Statements

Note 15, Selected Quarterly

Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31,2004 and 2003 (in thousands, except per share data):

	2004 Quarter Ended
	Mar. 31(a)	Jun. 30	Sept. 30(b)	Dec. 31(c)

Net sales	$190,301	$179,614	$197,445	$216,803
Gross profit	97,962	90,654	99,119	109,640
Credit service charges	1,304	1,163	992	1,042
Net income	6,150	3,745	4,284	8,575
Basic earnings per share:
Common	0.28	0.17	0.19	0.38
Class A Common	0.26	0.16	0.18	0.36
Diluted earnings per share:
Common	0.27	0.16	0.19	0.37
Class A Common	0.26	0.16	0.18	0.36

	2003 Quarter Ended
	Mar. 31(a)	Jun.30(a)	Sept, 30(a)	Dec. 31(a)(d)

Net sales	$175,380	$168,634	$195,352	$205,269
Gross profit	85,912	80,646	95,817	103,275
Credit service charges	1,892	1,629	1,491	1,380
Income before accounting change	4,898	2,137	7,397	9,849
Nee Income	4,898	2,137	7,397	10,899
Basic earnings per share:
Common:
Income before accounting change	0.23	0.10	0.34	0,45
Net income	0.23	0.10	0.34	0.50
Class A Common;
Income before accounting change	0.21	0.09	0.32	0.42
Net income	0.21	0.09	0.32	0.47
Diluted earnings per share:
Common:
Income before accounting change	0.22	0.10	0.33	0.43
Net income	0.22	0.10	0.33	0,47
Class A Common:
Income before accounting change	0.21	0.09	0.31	0.41
Net income	0,21	0.09	0.31	0.45

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

(a)	During the second quarter of 2004, we adopted EITF 03-6 which requires us to report our earnings per share using the two-class method (see Notes 1 and 12). As a result, the presentation of per share amounts for the first quarter of 2004 and all of the quarters of 2003 differ from previous presentations reported in our Form 10-Q filed for those respective periods except that diluted earnings per share for Common Stock did not change as compared to previously reported diluted earnings per share.

(b)	During the third quarter of 2004, we determined that the warranties provided by a third party which we sell to our customers were being undercosted in the financial statements. As we reported in our Form 10-Q for that period we made an adjustment of $1.2 million to increase cost of goods sold. The amounts for the individual prior periods related to this adjustment were not material.

(c)	We changed our group medical insurance carrier as of January 1,2005. During the evaluation process, prior to this change, we determined that approximately $1.1 million in expense should have been recorded in prior periods based on the terms of our policy. This amount was charged to SG&A in the fourth quarter.

Our review of the methodology used in accounting for leases indicated that our policies were substantially in compliance with GAAP. However, we did record an adjustment to increase SG&A expense by $0.4 million principally for leases on five stores we assumed in 2001.

In the fourth quarter of 2004, we recorded approximately $800,000 in vendor rebates and allowances as a reduction of inventory costs related to purchases and agreements that were in place since January 1, 2004 and earned during the first three quarters of 2004.

(d)	During the fourth quarter of 2003, we adopted FIN 46 (see Note 1). In applying the provisions of this Interpretation we recorded a cumulative effect of an accounting change of $1.05 million.

Note 16, Market Prices and Dividend Information:

The Company’s two classes of common stock trade on The New York Stock Exchange. The trading symbol for the Common Stock is HVT and for Class A Common Stock is HVT,A The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends paid for the last two years:

2004
		Common Stock			Class A Stock
				Dividend			Dividend
Quarter Ended		High	Low	Declared	High	Low	Declared

March	31	$23.98	$19.35	$0.0625	$23.80	$19.59	$0.0575
June	30	21.62	16.32	0.0625	21.55	16.60	0.0575
September	30	18.76	16.00	0.0625	18.52	15.75	0.0575
December	31	21.09	16.50	0.0625	20.35	17.00	0.0575

2003
		Common Stock			Class A Stock
							Dividend
Quarter Ended		High	Low	Dividend	High	Low	Declared

March	31	$13.81	$9.35	$0.0575	$13.79	$9.75	$0.0525
June	30	17.50	10.39	0.0575	17.30	10.60	0.0525
September	30	21.19	14.85	0.0575	21.00	15.20	0.0525
December	31	24.60	18.80	0.0625	24.30	18.71	0.0575

Based on the number of individual participants represented by security position listings, there are approximately 3,000 holders of the Common Stock and 200 holders of the Class A Common Stock.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	charged		Balance at
	beginning of	to costs and	Deductions-	end of
(in thousands)	period	expenses	describe (1)(2)	period

Year ended December 31, 2004:
Allowance for doubtful accounts	$4,500	$558	$2,108	$2,950
Reserve for cancelled sales and allowances	$1,800	$13,330	$13,630	$1,500

Year ended December 31, 2003:
Allowance for doubtful accounts	$5,800	$1,979	$3,279	$4,500
Reserve for cancelled sales and allowances	$1,800	$12,626	$12,626	$1,800

Year ended December 31, 2002:
Allowance for doubtful accounts	$6,900	$3,180	$4,280	$5,800
Reserve for cancelled sales and allowances	$1,800	$11,888	$11,888	$1,800

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries and the disposal value of repossessions.

(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.