Form 10-Q
period 2005-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2005-05-16
CIK 216085

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


(Mark One)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2005

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
 (State or other jurisdiction of            (I.R.S. Employer
       incorporation or                     Identification No.)
        organization)


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

    The number of shares outstanding of the registrant's two classes of
$1  par  value  common stock as of May 1, 2005 were:   Common  Stock  -
18,426,933; Class A Common Stock - 4,311,321.

                   HAVERTY FURNITURE COMPANIES, INC.
                                 INDEX



                                                        Page No.
PART   FINANCIAL INFORMATION:
I.

       Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 2005 and December 31, 2004              1

          Condensed Consolidated Statements of Income -
          Quarter Ended March 31, 2005 and 2004             2

          Condensed Consolidated Statements of Cash Flows-
          Quarter Ended March 31, 2005 and 2004             3

          Notes to Condensed Consolidated Financial
          Statements                                        4


       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  10

       Item 3. Quantitative and Qualitative Disclosures
               about Market Risk                           15

       Item 4. Controls and Procedures                     16


PART II.  OTHER INFORMATION


       Item 6.  Exhibits                                   17

                     PART I. FINANCIAL INFORMATION


Item 1.                       Financial Statements



          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share data - unaudited)


                                            March 31      December 31
                                             2005            2004
                                         ------------    -------------
                                                           (Restated -
                                                           See Note B)

ASSETS
Current Assets
  Cash and cash equivalents              $   3,051      $   10,122
  Auction rate securities                    5,000           5,000
  Accounts receivable                       82,983          81,132
  Inventories                              116,013         110,812
  Prepaid expenses                           7,081           6,654
  Deferred income taxes                      2,181           2,249
  Other current assets                       6,062          14,453
                                          ---------       ---------
        Total current assets               222,371         230,422
Accounts receivable, long-term              10,361           9,396
Property and equipment                     206,817         205,037
Other assets                                12,298          12,711
                                          ---------       ---------
                                        $  451,847       $ 457,566
                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable to banks               $     2,100       $        -
  Accounts payable                           35,829          31,202
  Customer deposits                          26,281          24,040
  Accrued liabilities                        37,662          45,460
  Current portion of long-term debt and
       capital  lease obligations            13,202          20,270
                                          ---------       ---------
            Total current liabilities       115,074         120,972

  Long-term debt and capital lease
    obligations, less current portion        42,335          44,228
  Other liabilities                          19,383          20,108
                                          ---------       ---------
            Total liabilities               176,792         185,308

Stockholders' Equity
  Capital stock, par value $1 per share:
  Preferred Stock, Authorized: 1,000 shares;
    Issued:  None
  Common Stock, Authorized:  50,000 shares;
    Issued: 2005 - 24,358;
    2004 - 24,293 shares                     24,358          24,293
  Convertible Class A Common Stock,
    Authorized:  15,000 shares;
    Issued:  2005 - 4,838;
    2004 - 4,840 shares                       4,838           4,840
  Additional paid-in capital                 55,571          55,108
  Long-term incentive plan deferred
    compensation                             (2,621)         (2,971)
  Retained earnings                         252,287         250,511
  Accumulated other comprehensive loss       (1,150)         (1,295)
  Less treasury stock at cost -
    Common Stock (2005 and
    2004 - 5,937 shares) and
    Convertible Class A Common Stock
    (2005 and 2004 - 522 shares)            (58,228)        (58,228)
                                          ---------       ---------
            Total stockholders' equity      275,055         272,258
                                          ---------       ---------
                                         $  451,847       $ 457,566
                                          =========       =========

See notes to condensed consolidated financial statements.

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except per share data - Unaudited)


                                                   Quarter Ended
                                                      March 31
                                             -------------------------
                                                 2005          2004
                                             -----------  ------------
                                                           (Restated -
                                                            See Note B)

Net sales                                    $  207,634    $ 190,301
Cost of goods sold                              103,024       92,339
                                              ----------    ---------
  Gross profit                                  104,610       97,962
Credit service charge                               989        1,304
                                              ----------    ---------
  Gross profit and other revenue                105,599       99,266
                                              ----------    ---------
Expenses:
  Selling, general and administrative            99,889       89,002
  Interest                                          901        1,125
  Provision for doubtful accounts                   206          131
  Other (income) expense, net                      (459)        (589)
                                              ----------    ---------
                                                100,537       89,669
                                              ----------    ---------
Income before income taxes                        5,062        9,597
Income taxes                                      1,888        3,550
                                              ----------    ---------
  Net income                                 $    3,174    $   6,047
                                              ==========    =========

Basic earnings per share:
  Common Stock                                   $ 0.14      $ 0.27
  Class A Common Stock                           $ 0.13      $ 0.26

Diluted earnings per share:
  Common Stock                                   $ 0.14      $ 0.26
  Class A Common Stock                           $ 0.13      $ 0.25

Weighted average shares - basic:
  Common Stock                                   18,374      18,087
  Class A Common Stock                            4,316       4,364

Weighted average shares - assuming dilution:
  Common Stock                                   23,015      23,185
  Class A Common Stock                            4,316       4,364


See notes to condensed consolidated financial statements.

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands - Unaudited)


                                               Quarter Ended March 31
                                             ---------------------------
                                                2005            2004
                                             ---------      -----------
                                                            (Restated -
                                                             See Note B)
Cash Flows from Operating Activities:
  Net income                                 $  3,174        $  6,150
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization               5,272           4,774
    Provision for doubtful accounts               206             131
    Deferred income taxes                          63              -
    Gain on sale of property and
     equipment                                     57             103
    Other                                         341              -
  Changes in operating assets and
   liabilities:
    Accounts receivable                        (3,022)         10,001
    Inventories                                (5,201)         (3,340)
    Customer deposits                           2,241           3,041
    Other assets and liabilities                6,842           2,013
    Accounts payable and accrued               (3,171)         (11,291)
       liabilities
                                             ---------       ---------
        Net cash provided by operating
            activities                          6,802          11,582
                                             ---------       ---------
Cash Flows from Investing Activities:
  Capital expenditures                         (7,172)         (4,486)
  Purchases of auction rate securities              -         (15,000)
  Proceeds from sale of property and
    equipment                                      63             902
  Other investing activities                      960           1,790
                                             ---------       ---------
        Net cash used in investing             (6,149)        (16,794)
            activities
                                             ---------       ---------
Cash Flows from Financing Activities
  Proceeds from borrowings under
    revolving credit facilities                 7,000               -
  Payments of borrowings under revolving
    credit facilities                          (4,900)              -
                                             ---------       ---------
         Net increase in borrowings under
            revolving credit facilities         2,100               -

  Payments on long-term debt and capital
      lease obligations                        (8,961)         (1,902)
  Proceeds from exercise of stock options         534           1,381
  Dividends paid                               (1,397)         (1,379)
  Other financing activities                        -              56
                                             ---------       ---------
             Net cash used in financing
               activities                      (7,724)        ( 1,844)
                                             ---------       ---------
  Decrease in cash and cash equivalents        (7,071)         (7,056)

Cash and cash equivalents at beginning of
  the year                                     10,122          31,591
                                             ---------       ---------
Cash and cash equivalents at end of
  period                                    $   3,051       $  24,535
                                             =========       =========

See notes to condensed consolidated financial statements.

        HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation
------------------------------

Haverty Furniture Companies, Inc. ("Havertys" or the "Company") is a full-service home furnishings retailer. The Company operates all of its stores using the Havertys brand and does not franchise its concept. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries and one Variable Interest Equity under FIN 46. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys Annual Report on Form 10-K for the fiscal year ended December 31, 2004. As a result of the lease adjustments discussed in Note B below, certain information included in that Form 10-K will be restated in Form 10-K/A, which will be filed with the Securities and Exchange Commission ("SEC") on or about May 31, 2005. Certain prior-year amounts have been reclassified to conform to the 2004 financial statement presentation.


NOTE B - Restatement of Previously issued Condensed Consolidated
         Financial Statements
-------------------------------------------------------------------

The Company recently reviewed its lease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years ended December 31, 2002 through 2004. These adjustments related to lease accounting matters, including those discussed by the SEC in its February 7, 2005 letter ("SEC Letter") to the American Institute of Certified Public Accountants ("AICPA"). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays and landlord/tenant incentives.

The Company first reported recording, in the earnings release for the year and quarter ended ended December 31, 2004, adjustments totaling $0.4 million to adjust straight-line rent expense and to correct its accounting for leases. As then discussed, it had been our policy to depreciate our property and equipment, including assets on leased properties, over the estimated useful lives of those assets. In some cases, these assets on leased properties were depreciated over a period of time that included both the initial term of the lease and one or more option periods. However, in certain instances, when calculating straight-line rent expense, the Company excluded option periods which had been included for depreciation purposes. In December 2004, the Company revised its computation of straight-line rent to include certain option periods where failure to exercise such options would result in an economic penalty. As a result, the Company concluded that rent expense was cumulatively understated by $0.4 million as of December 31, 2004, and as the amount was immaterial, recorded the adjustment in the quarter then ended.

Subsequent to the issuance of the SEC letter, and the additional clarification from the SEC concerning the acceptable accounting methods, we undertook an additional review of our accounting policies relative to rent holidays. The adjustment described below changes our accounting practices to expense straight-line rent from the point at which the Company takes control and possession of a leased site (generally at the beginning of construction). Previously, the Company began straight-lining of rent at the earlier of the dates actual rent payments commenced or the opening of the store. The cumulative pre-tax adjustment of $2.8 million reflects the correct treatment for rent holidays and the adjustment for option periods noted above.

The Company is correcting these errors through restatement of its consolidated financial statements reported on Form 10-K for the fiscal year ended December 31, 2004. The Company expects to file a Form 10-K/A for the fiscal year ended December 31, 2004 by May 31, 2005. The condensed consolidated balance sheet as of December 31, 2004 contained herein reflects all adjustments to be included in that Form 10-K/A.

The  impacts  of  these restatement adjustments  on  the  condensed
consolidated   financial  statements  are  summarized   below   (in
thousands, except per share data):



                                    As of December 31, 2004
                              -------------------------------------
                               Previously                   As
Balance Sheet Data              Reporded    Adjustments  Restated
------------------             ----------   -----------  ---------


Accrued liabilities             $  50,584    $ (5,124)   $  45,460

    Total current liabilities     126,096      (5,124)     120,972


Other liabilities:

  Deferred income taxes             1,151      (1,073)          78

  Straight-line lease
   liabilities - long term              -       7,895        7,895

    Total liabilities             183,610       1,698      185,308

Retained earnings                 252,209      (1,698)     250,511

    Total  liabilities  and
      stockholders' equity      $ 457,566    $      -    $ 457,566




                              For the Quarter Ended March 31, 2004
                              -------------------------------------
                                Previously                 As
Income Statement Data           Reporded    Adjustments  Restated
----------------------         ----------   -----------  ---------


Selling,  general  and
  administrative expenses       $   88,791    $   211     $ 89,002

Income before income taxes           9,808       (211)       9,597

Income taxes                         3,658       (108)       3,550
                                 ----------   ---------    --------
    Net income                  $    6,150    $  (103)       6,047

Earnings per common share:
Basic                               $ 0.28                  $ 0.27
Diluted                             $ 0.27                  $ 0.26


The restatement adjustments did not affect total cash flows provided by or used in operating, investing or financing activities for the quarter ended March 31, 2004. The liability for accrued straight-line rent has been reclassified from current to long-term in connection with the restatement in recognition of the portion which will be realized in periods beyond one year.

NOTE C - Earnings Per Share
---------------------------
Effective for the quarter ended June 30, 2004, the Company began reporting its earnings per share using the two-class method as required by the Emerging Issues Task Force (EITF). The EITF reached final consensus on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (SFAS 128)," at their March 17, 2004 meeting. EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company's earnings are distributed as dividends to each class of common stock based on their contractual rights.

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

The effective result of EITF 03-6 is that the basic earnings per share for the Common Stock is 105% of the basic earnings per share of the Class A Common Stock. Additionally, given the Company's current capital structure, diluted earnings per share for Common Stock under EITF 03-6 will be the same as was previously reported using the if-converted method.

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

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):


                                                Quarter Ended
                                                   March 31,
                                              -------------------
                                                2005       2004
                                              --------   --------
       Common:
         Weighted average shares outstanding   18,374     18,087


         Assumed  conversion of  Class  A
         Common shares                          4,316      4,364

         Dilutive options                         325        734
                                              --------  ---------
           Total  weighed-average diluted
               common shares                   23,015     23,185

                                              ========  =========
NOTE D - Stock-Based Compensation
----------------------------------

At March 31, 2005, the Company had three stock-based employee compensation plans under which awards have been made: a non-compensatory employee stock purchase plan, a stock option plan and a long-term incentive plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for any options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

        HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)


                                            Quarter ended
                                              March 31,
                                       ----------------------
                                          2005        2004
                                        ---------   ---------
                                                   (Restated -
                                                    See Note B)


        Net income, as reported           $ 3,174    $ 6,047

        Deduct,  total stock-based
          employee compensation expense
          determined under fair value
          based methods for all awards,
          net of related tax effects         (674)      (668)
                                          ---------  --------
        Pro forma net income              $ 2,500    $ 5,379
                                          =========  ========
        Earnings per share:
        As reported
          Basic:

               Common                     $  0.14     $ 0.27
               Class A                    $  0.13     $ 0.26

          Diluted:
               Common                     $  0.14     $ 0.26
               Class A                    $  0.13     $ 0.25


        Pro Forma:
          Basic:
               Common                     $ 0.11      $ 0.24
               Class A                    $ 0.10      $ 0.23

          Diluted:
               Common                     $ 0.11      $ 0.24
               Class A                    $ 0.10      $ 0.23


NOTE E- Interim LIFO Calculations
----------------------------------

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

        HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)



NOTE F - Other (income) expense, net
-------------------------------------

The Company includes in this line item any gains or losses on sales of land, property and equipment, impairment losses and changes in previously estimated losses and other miscellaneous income or expense items which are non-recurring in nature. The following are the significant gains or losses that have been included in "other (income) expense, net." During the first quarter of 2005, the Company received additional insurance proceeds of approximately $0.2 million from certain coverages for facilities damaged by hurricanes. During the first quarter of 2004, the Company had a reduction in its impairment reserve of approximately $0.5 million.


NOTE G - Comprehensive Income
-----------------------------

Total comprehensive income was comprised of the following (in thousands):


                                          Quarter Ended
                                              March 31,
                                        --------------------
                                          2005         2004
                                        --------    ---------
                                                    (Restated -
                                                    See Note B)

       Net income                        $ 3,174     $ 6,047
       Changes in derivatives,
         net of applicable income
         tax                                 145         145
                                         ---------  ---------
           Total comprehensive income    $  3,319    $ 6,192
                                         =========  =========

NOTE H - Pension Plans
----------------------

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, the Company is required to report the various elements of its pension costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.

        HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

Net pension cost included the following components (in thousands):

                                                       Quarter Ended
                                                         March 31
                                                     ------------------
                                                        2005      2004
                                                      -------   -------
    Service cost-benefits earned during the period    $  705     $ 639
    Interest  cost on  projected benefit obligations     814       782
    Expected return  on  plan assets                  (1,015)     (980)
    Amortization of prior service costs                   33        33
                                                     --------    -------
        Net pension cost                              $  537     $ 474
                                                     ========    =======

The Company disclosed in its financial statements for the year ended December 31, 2004, a planned $3.5 million contribution to the pension plan in 2005. No contributions were made to the plan in the first three months of 2005, but $3.5 million is expected to be contributed prior to December 31, 2005.


NOTE I - Accounting and Disclosure Changes
------------------------------------------

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Prior to June 30, 2004, the Company classified its accounts receivable portfolio as a current asset in accordance with trade practice. In the aggregate, and based on historical experience, the receivables are collected in seven to eight months. Effective June 30, 2004, for those credit promotions which extend beyond one year, the Company classifies a portion of the receivables as long-term based on the specific programs' historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, management does not believe the collection rate will differ significantly. At March 31, 2005 and December 31, 2004, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $26.2 million and $20.4 million, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Forward-Looking Information

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth and the roll-out of our distribution system. The forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement. We believe that these forward-looking statements are reasonable;
however, you should not place undue reliance on such statements. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause Havertys' actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the flow of imported merchandise, whether caused by war, strikes, tariff, politics or otherwise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores, distribution facilities and corporate positions; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

Operating Results and Financial Condition

The following discussion of Havertys' financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included herein.

Net Sales
Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comp-store sales increases for the periods indicated:


                  2005                               2004                          2003
       -----------------------------  ------------------------------  ---------------------------
                         Comp-Store                      Comp-Store                    Comp-Store
          Net Sales         Sales        Net Sales         Sales        Net Sales        Sales
       ------------------ ----------  -----------------  -----------  ---------------- ----------
                   %         %                    %          %                   %        %
                Increase   Increase            Increase   Increase           Increase   Increase
               (decrease) (decrease)          (decrease) (decrease)         (decrease) (decrease)
Period Dollars over prior over prior Dollars  over prior over prior Dollars over prior over prior
Ended   (000s)   period    period     (000s)    period     period   (000s)   period     period
------ ------- ---------- ----------  -------- ---------- ---------- ------- --------- ---------


 Q1     207.6     9.1        4.7        190.3      8.5       4.0      175.4      0.2      (6.6)

 Q2                                     179.6      6.5       2.6      168.6      2.3      (2.2)

 Q3                                     197.4      1.1      (1.0)     195.4     11.2       6.1

 Q4                                     216.8      5.6       3.0      205.3      8.9       5.7

      ----------------------------   -----------------------------   --------------------------
Year    207.6     9.1         4.7       784.2      5.3       2.1      744.6      5.8       1.0
      ============================   =============================   ==========================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



Total sales increased $17.3 million or 9.1% in the first quarter of 2005 while comparable sales increased 4.7%. The increase in total sales was generated by an $8.4 million increase from new and otherwise non-comparable stores and an increase in comparable store sales of $8.9 million. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouses or temporary locations are excluded from comparable store sales, as are periods when stores are closed for remodeling.

Retail sales of big-ticket home goods were weak from mid 2002 to mid 2003, which was widely reported to be due to consumer anxiety about employment uncertainty, threats of war, war and geopolitical unrest. There was also a lingering negative effect from lower stock market values. Beginning in June 2003 we had positive comp-store monthly sales results that continued throughout the remainder of 2003 and through April 2004 (excluding November 2003 which was 0.4% negative). Sales in our Florida and Southeast markets during August and September of 2004 were negatively impacted by record-breaking severe weather from four hurricanes within a six-week period. These lost sales were particularly significant because our Florida stores normally produce approximately 23% of our total sales. We do expect that the storm damage will continue to generate some incremental sales through August of 2005 as damaged furniture is replaced and from associated redecorating activity.

We  believe  that continued strong housing sales and  low  interest rates are a positive factor for the industry, but consumer confidence and further indications of a strengthening economy are key to increased spending for big- ticket furniture items. Many retailers have been advertising aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our "everyday low pricing" integrity with our customers over the longer term. Instead, we have used some promotional pricing during traditional sales events. Supplementing the pricing promotions, we also offer free-interest and deferred payment financing promotions. During the remainder of the year we expect to continue with this approach of providing a selection of specially priced merchandise and competitive financing promotions to increase traffic in our stores.

Our sales during the first three months of 2005 increased across all of our major categories of furnishings, with casual dining, recliners and sleeper sofas and bedding performing better than the average. Our average price per item was up slightly and our average sales transaction was modestly higher in the first quarter over the prior year period. Net sales for each period by category were as follows (in millions):

                                     Quarter Ended March 31,
                            --------------------------------------
                                       % of                  % of
                              2005   Net Sales      2004   Net Sales
                            --------  ---------   --------  --------


Upholstery                  $  50.9     24.5%      $ 47.9     25.2%
Bedroom                        45.5     21.9         41.9     22.0
Formal Dining                  14.9      7.2         14.5      7.6
Casual Dining                  11.2      5.4          9.4      4.9
Recliners and Sleeper sofas    16.2      7.8         14.4      7.6
Occasional                     36.0     17.3         33.2     17.4
                             --------  ------     --------  -------
   Total Furniture Sales      174.7     84.1        161.3     84.7
                             --------  ------     --------  -------
Bedding Sales                   18.9     9.1         16.4      8.7
Accessories and Other           14.0     6.8         12.6      6.6
                             --------  ------     --------  -------
Net Sales                    $ 207.6   100.0%     $ 190.3    100.0%
                             ========  ======     ========  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Gross Profit

Cost of goods sold consists primarily of the purchase price of the merchandise together with inbound freight costs. Our gross profit is largely dependent upon merchandising capabilities, vendor pricing and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and superior service from our key vendors in exchange for distribution of their products. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points. Gross profit as a percentage of sales for the quarter ended March 31, 2005, was in line with the results of the most recent three quarters. However, we closed five local warehouses and our Florida regional warehouse facility generating higher than normal markdowns which combined with continuing pricing pressure on certain products impacted gross profit margins by approximately 110 basis points as compared to the first quarter of 2004.

Gross profit will be impacted in the second quarter by the remaining Florida inventory close outs, but should be improved in the second half of 2005 by several factors related to merchandise selection, the consolidation of our distribution network and improved supply chain management. We now have fewer pools of inventory, which reduces product handling and damage resulting in fewer markdowns, and a tighter supply chain, which reduces the level of closeouts for discontinued merchandise.

Substantially all of our purchasing and receiving costs, or warehouse and distribution costs are included in selling, general and administrative expenses. Accordingly our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses are comprised of five categories: selling; occupancy; warehouse and delivery; administrative; and advertising. Selling expenses are primarily comprised of compensation of sales associates, sales support staff and bank card charges. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Warehouse and delivery costs include personnel, fuel costs, and depreciation and rental charges for equipment and rolling stock. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, real estate and human resource departments, as well as retirement costs for all Havertys employees. Advertising expenses are primarily media production and space, direct mail costs and market research expenses.

Our SG&A costs were up 134 basis points as a percent of sales on a comparable basis. Our operations were significantly affected by the last major phase of our distribution transition. The overall impact from closing and consolidating six warehouses into our new Florida Distribution Center, while operating in the height of the season, was more costly than we had estimated. The expenses associated with operating duplicative facilities, moving, training and severance costs were approximately $1.9 million. Increased demurrage charges related to larger quantities of imported goods arriving during this transition were an unexpected additional impact of approximately $0.6 million. While this transition has been difficult and demonstrably expensive in period costs and human capital, we believe it is necessary. We are better positioned to more efficiently handle our growing share of the dynamic Florida markets and have improved our ability to add new markets and stores in this state.


Item 2.    Management's  Discussion  and  Analysis   of   Financial
           Condition   and   Results  of Operations  (Continued)


We also experienced increased costs during the quarter related to ongoing operations for fuel, insurance and professional service fees. Rising energy costs impact our business from the inbound freight we pay for our inventory shipments to the expenses associated with moving product from our distribution centers to local market delivery points and the final delivery to our customers' homes. Our transportation fuel costs increased $0.4 million on a period-over-period basis. We are analyzing modifications to our routes and delivery schedules to reduce fuel usage and may raise the fee we charge our customers for delivery.

Insurance costs were up $0.9 million compared to last year's first quarter of 2005, primarily in the areas of medical and workers'
compensation. The new regulatory requirements and the cost of compliance with Sarbanes-Oxley contributed to a $0.5 million increase in professional service fees in the first quarter as compared to the 2004 period.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features. The in-house financing program most frequently chosen by our customers during the first quarter was a no interest offer requiring 20 to 23 equal monthly payments. This program and the similar 12-month program generates very minor credit revenue, but helps us reduce our interest expense and bad debts due to the faster payout relative to our deferred payment in-house credit programs. We offer to our customers the opportunity to apply for credit with a third party credit provider. Sales financed by this provider are not Havertys' receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular program offered through the third party provider is a deferred payment for 12 to 18 months with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period.

The longer term no interest equal monthly payments offer which we began in the first quarter of 2005 is currently the most popular of all the credit programs offered. During the first quarter of 2005, the amounts financed under all credit programs as a percent of sales was 39.8% as compared to 41.9% in 2004. The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):


                                         Quarter Ended
                                            March 31
                                       ------------------
                                        2005         2004
                                      ---------   --------
Credit Service Charge Revenue         $  989      $ 1,304

Amount Financed as a % of Sales

    Havertys                            22.6%        20.3%
    Third-Party                         17.2         21.6
                                      --------    ---------
                                        39.8         41.9
                                      ========    =========
% Financed by Havertys with
    No Interest for 12 months           27.0%        63.6
    No Interest for >12 months          50.3          5.8
    No Interest < 12 months             10.6         17.2
    Other                               12.1         13.4
                                      --------     --------
                                       100.0%       100.0%
                                      ========     ========


                                            March 31
                                      ---------------------
                                        2005        2004
                                      ---------   --------
Accounts receivable                    $96,044     $101,254
Allowance for doubtful accounts          2,700        4,000
Allowance  as a % of  accounts
   receivable                              2.8%         4.0%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our allowance for doubtful accounts declined in 2005 as lower levels of in-house receivables were generated. We believe that the amounts we pay for the third party credit program are justified compared to the increased costs associated with a larger receivables portfolio and the collection risks of the more promotional credit offers needed to remain competitive. Our allowance for doubtful accounts as a percentage of the receivables pool is lower in 2005 due to improvements in the delinquency and problem category percentages from 2004.

Balance Sheet Changes for the Quarter Ended March 31, 2005

Cash balances declined by approximately $7.1 million from December 31, 2004 to March 31, 2005 as we utilized cash balances and cash generated from operations to pay down borrowings.

Inventories increased approximately $5.2 million during the first quarter as imported products require longer lead times and orders are shipped in larger quantities.

Other current assets declined by approximately $8.3 million as we: utilized cash held in escrow to acquire a property previously financed under a capital lease; collected vendor rebates receivables; and had a lower amount receivable at March 31, 2005 from our third-party customer credit provider.

Accounts payable increased commensurate with the increase in inventory levels.

Accrued liabilities declined by approximately $7.6 million due to payments during the quarter for: the 2004 bonus accrual, certain property and sales taxes, and a group health insurance liability to a prior provider.

Capital lease obligations declined as we elected to purchase a property under a capital lease as previously discussed.


Liquidity and Capital Resources


The   following  discusses  the  sources  of  our  cash  flows  and commitments which impact our liquidity and capital resources on both a short-term and long-term basis

Cash flows generated from operations provide us with a significant source of liquidity. Cash provided by operations remained positive at $6.8 million in spite of increases in inventories and accounts receivables. Net income was $3.2 million and depreciation and amortization were $5.3 million.

Cash flows used in investing activities of $6.1 million in the first three months of 2005 were primarily for capital expenditures of $7.2 million.

Cash flows used in financing activities were $7.7 million as we repaid $9.0 million of long-term debt and capital lease obligations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Financings

In addition to term borrowings and capital leases, we have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with six commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in September 2005. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had $2.1 million outstanding under these facilities at March 31, 2005. We had letters of credit in the amount of $4.7 million outstanding at March 31, 2005 and these amounts are considered part of the facilities usage. We had an unused capacity of $73.2 million at March 31, 2005.

Store Expansion and Capital Expenditures

We have entered several new markets and made continued improvements and relocations of our store base. Our total selling square footage increases per year have historically averaged in the 5% to 6% range.

We are expecting to add approximately 4% retail square footage during 2005. We opened an additional store in the Metro DC market during the first quarter. We also plan to open a new store in the new markets of Indianapolis, Indiana; Ft. Lauderdale, Florida; and Columbus, Ohio in the fourth quarter. Three of our best stores are also being physically expanded during 2005.

We plan to open approximately six stores in 2006. These include a location near Stonecrest Mall, east of Atlanta, a relocated store in South Dallas, Texas in the Cedar Hill area, a new store in Boca Raton, Florida and three additional stores in Florida. We are aggressively evaluating other possible new locations which we believe will become available in existing retail sites in the near term. Our strategy is to pursue opportunities in denser markets which we can serve using our existing distribution.

Our planned expenditures for 2005 are $46.1 million for stores, distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2005 capital expenditures.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to the Company's derivative financial instruments and other financial instruments and their related market risk since the date of the Company's most recent annual report.


Item 4.      Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer of the Company and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.

That evaluation included consideration of the views expressed in the SEC Letter in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to leasehold improvements, rent holidays and landlord/tenant incentives. Prior to the SEC Letter, we believed that our lease accounting was consistent with generally accepted accounting principles. However, based on the clarifications expressed in the SEC Letter which resulted in the restatement discussed in Note B to the Condensed Consolidated Financial Statements, the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 relating to the Company's accounting for leases, which represents a material weakness in internal control over financial reporting as of December 31, 2004. As of the date of this filing, the Company believes its disclosure controls and procedures are effective.

In connection with correcting its lease accounting, the Company has instituted controls and procedures to ensure:

  * Use of a consistent lease period (generally, the initial non-cancelable lease term plus certain option periods where failure to exercise such options would result in economic penalty) when
     calculating  depreciation  of leasehold improvements   and  in
     determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease; and
  * Commencement of the lease term and straight-line rent expense on the date when the Company takes possession and the right to control use of the leased premises.

Other than changes made to the Company's internal control over financial reporting related to accounting for leases, the Company has not identified any change in its internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART II. OTHER INFORMATION



Item 6.  Exhibits

   The exhibits listed below are filed with or incorporated by reference into this Report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced document.



Exhibit
Number                    Description of Exhibit

  3.1 Articles of Incoporation of Haverty Furniture Companies, Inc., as amended and restated on March 6, 1973, and amended on April 24, 1979, and as amended on April 24, 1985 (Exhibit 3.1 to our 1985 Second Quarter Form 10-Q); Amendment to the Articles of Incorporation dated April 26, 1986 (Exhibit 3.1.1 to our 1986 (Exhibit 3.1.1 to our 1986 Form 10-Q); Amendment to the Articles of Incorporation dated April 28, 1989
          (Exhibit 3.1.2 to our   1989 Form   10-Q);  Amendment to  the
          Articles of Incorporation dated April 28, 1995 (Exhibit 3.1.3 to our 1996 Form 10-K).

  3.2 Amended and Restated By-Laws of Haverty Furniture Companies, Inc., as amended on February 26, 2004 (Exhibit 3.2 to our 2003 Form 10-K).

 *31.1    Certification of Chief  Executive  Officer   pursuant to sec.
          302 of the Sarbanes-Oxley Act of 2002.

 *31.2    Certification of Chief  Financial  Officer   pursuant to sec.
          302 of the Sarbanes-Oxley Act of 2002.

 *32.1 Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. sec 1350, as adopted, pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.





                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HAVERTY FURNITURE COMPANIES, INC.
                                      (Registrant)

Date: May 16, 2005           By:  /s/ CLARENCE H. SMITH
                                 --------------------------------
                                     Clarence H. Smith
                                        President and
                                   Chief Executive Officer


Date: May 16, 2005           By:  /s/  DENNIS L. FINK
                                 -------------------------------
                                        Dennis L. Fink
                                 Executive Vice President and
                                   Chief Financial Officer