Form 10-K/A
period 2004-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2005-06-27
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement relating to its 2005 Annual Meeting of Stockholders, are incorporated by reference in response to Part III of this report, where indicated.

Explanatory Note

The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Haverty Furniture Companies, Inc. (“Havertys”) for the year ended December 31, 2004 is to restate our consolidated financial statements for the years ended December 31, 2004, 2003, and 2002 and related disclosures as described in Note 2 to the consolidated financial statements, including the selected financial data included herein as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on May 2, 2005.

For the convenience of the reader, this Form 10-K/A includes all of the information contained in the original report on Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 16, 2005. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K. The following items have been amended as a result of the restatement:

      Part II — Item 6 — Selected Financial Data

      Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Part II — Item 8 — Financial Statements and Supplementary Data

      Part II — Item 9A — Controls and Procedures

      Part IV — Item 15 — Exhibits and Financial Statement Schedules

We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods affected by the restatement other than the Form 10-K for the fiscal year ended December 31, 2004. For this reason, the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting, auditors’ reports and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

We have also made a change in Item 7 of Part II to clarify the disclosures concerning our expected capital expenditures in 2005. The table in our original filing included $7.1 million for expenditures for assets in operations previously under lease. The revised table omits this amount since the property was recorded as a capital lease and expenditures for its purchase will be reflected as a reduction in debt.

Additionally, we are amending Item 10 of Part III and Part I to include information on the Company’s Executive Officers.

Description of Restatement

The Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004. These adjustments relate to lease accounting matters, including those discussed by the Securities and Exchange Commission (“SEC”) in its February 7, 2005 (“SEC Letter”) to the American Institute of Certified Public Accountants (“AICPA”). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives.

In conjunction with the Company’s fourth quarter 2004 results, the Company determined adjustments were necessary to recognize the cumulative impact of correcting its computation of straight line rent expense. Specifically, the Company revised its computation of straight line rent to include certain option periods where failure to exercise such options would result in an economic penalty. Although this cumulative adjustment was originally included in the Company’s fourth quarter results, based on the impact of additional lease issues discussed in the SEC Letter and the additional clarifications made subsequent to the Company’s filing of its Form 10-K for the year ended December 31, 2004 as discussed in the following paragraph, the Company will restate the periods impacted by this adjustment.

The restatement also includes adjustments for rent holidays, which is the period of time between the Company taking control and possession (generally the beginning of construction) of a leased site and the commencement of lease payments. Previously the Company began its computation of straight line rent at the earlier of the contractual lease term or the commencement of the lease payments or when the leased site opened for business. However, based on the views expressed in the SEC Letter, the Company has determined that the calculation of straight line rent should begin on the date when the Company takes control and possession of the site. Thus, the effect of this adjustment will be to increase the period over which rent is expensed beginning with a period of time prior to the opening of a leased site.

As a result of the above items, the cumulative effect of the restatement adjustments on the Company’s Consolidated Balance Sheet at December 31, 2004 was an increase in deferred rent liability of $2.8 million, an increase in the deferred income tax assets of $1.1 million and a decrease in retained earnings of $1.7 million. The restatement adjustments decreased net income by $0.1 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively, and had a negligible impact on the year ended December 31, 2002. The adjustments reduced previously reported diluted earnings per common share by $.01 and $.02 for the years ended December 31, 2004 and 2003, respectively and have no impact for 2002.

As a result of the restatement management revised their annual report on internal control over financial reporting in Item 9A to conclude that internal control over financial reporting was not effective as of December 31, 2004 due to a material weakness related to lease accounting.

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

ITEM 1. BUSINESS

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

Executive Officers

      The following table sets forth certain information with respect to the executive officers of the Havertys.

	Age as of	Position with the Company
Name	3-01-05	and Other Information
Clarence H. Ridley	62	Chairman of the Board since January 2001. Vice Chairman from 1996 to 2000; Partner of King & Spalding, Attorneys, from 1977 to 2000. Director of the Company since 1979.

Clarence H. Smith	54	Chief Executive Officer since January 2003 and President since May 2002. Chief Operating Officer from May 2000 to 2002; Senior Vice President and General Manager, Stores, from 1996 to 2000. He has served in other capacities at both the operational and corporate levels since joining the Company in 1973. Director of the Company since 1989.

Dennis Fink	53	Executive Vice President since 1996 and Chief Financial Officer since 1993. Senior Vice President from 1993 to 1996. Senior Vice President, Treasurer and Chief Financial Officer and a director of Horizon Industries, Inc., a publicly held carpet manufacturer, from 1985 to 1992.

M. Tony Wilkerson	59	Senior Vice President, Marketing, since 1994. He has focused primarily on merchandising since joining the Company in 1976. Director of the Company from 1999 to May 2003.

Rawson Haverty, Jr.	48	Senior Vice President, Real Estate and Development, since 1998. Vice President, Real Estate and Insurance Divisions, from 1992 to 1998; Assistant Vice President from 1987 to 1992; joined the Company in 1984. Director of the Company since 1992.

Steven G. Burdette	43	Senior Vice President, Operations, since October 2003. Vice President, Operations, from May 2002 to October 2003; Vice President, Merchandising, from 1994 to May 2002; Assistant Vice President, Merchandising, from 1993 to 1994. His experience includes store operations after joining the Company in 1983.

J. Edward Clary	44	Chief Information Officer since 2000. Vice President, Management Information Services, from 1994 to 2000. He joined the Company in 1990.

Thomas P. Curran	52	Vice President, Advertising and Internet Strategies, since 2000. Vice President, Advertising, from 1987 to 2000. His focus has been almost exclusively on advertising since joining the Company in 1982.

Allan J. DeNiro	51	Vice President, Human Resources, upon joining the Company in October 2004. President and Chief Executive Officer of New Century Partners, a management consultancy firm specializing in human capital development from 2002 to 2004; various positions with subsidiaries owned by KJ Jacobs AG, from 1997 to 2002 including President and CEO of The Resource Forum Inc., and as Vice Chairman of the Board, Brach’s Confections, Inc.

Jenny Hill Parker	46	Treasurer since 1998 and Corporate Secretary since 1997. Vice President, Finance, since 1996; Financial officer since joining the Company in 1994. Senior Manager at KPMG Peat Marwick LLP from 1988 to 1994.

Justin P. Seamonds	34	Vice President, Controller, upon joining the Company in May 2003. Chief Financial Officer of TowerCom Management LLC, a cellular tower developer and operator from 2001 to 2003; Senior Vice President, Controller of Meridian Beverage Company, Inc., a manufacturer and marketer of fruit-flavored and premium spring water, from 1996 to 2001.

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

(a) The Company’s common stock and Class A common stock are traded on the New York Stock Exchange under the trading symbols “HVT” and “HVTA”. As of close of business on March 11, 2005, the closing stock price of one share of Havertys’ common stock and Class A common stock were $16.25 and $16.38, respectively. Information regarding the high and low sales prices per share of both classes of common stock in 2004 and 2003 is included in Note 17, “Market Prices and Dividend Information,” to the Company’s consolidated financial statements.

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

(dollars in thousands, except per share data)	2004	2003	2002	2001	2000
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)

Net sales	$784,162	$744,635	$703,959	$678,112	$680,917
Gross profit, as reported	397,373	365,650	339,432	323,624	323,419
Percent of net sales	50.7%	49.1%	48.2%	47.7%	47.5%
Gross profit, on a comparable basis(1)	397,373	378,738	352,337	334,591	334,175
Percent of net sales	50.7%	50.9%	50.0%	49.3%	49.1%
Selling, general and administrative expenses, as reported	367,300	330,357	304,051	284,116	277,877
Percent of net sales	46.8%	44.4%	43.2%	41.9%	40.8%
Selling, general and administrative expenses, on a comparable basis (1)	367,300	343,445	316,956	295,083	288,633
Percent of net sales	46.8%	46.1%	45.0%	43.5%	42.4%
Income before cumulative effect of accounting change (3)(4)	22,636	23,821	24,293	22,671	27,521

Basic earnings per share before accounting change(2)(3)(4)
Common	$1.01	$1.10	$1.14	$1.09	$1.34
Class A	$0.96	$1.03	$1.08	$1.04	$1.27

Dilute earnings per share before accounting change (2)(3)(4)
Common	$0.98	$1.06	$1.10	$1.05	$1.30
Class A	$0.94	$1.02	$1.06	$1.02	$1.25

Cash dividends:
Amount	$5,550	$5,076	$4,684	$4,365	$4,149
Per Share:
Common Stock	0.250	0.2350	0.2200	0.2100	0.2025
Class A Common Stock	0.230	0.2150	0.2050	0.2000	0.1925

Accounts receivable, net(5)	$90,528	$105,800	$133,812	$193,963	$180,914
Credit service charges	4,502	6,392	9,051	11,066	12,658
Provision for doubtful accounts	558	1,979	3,180	4,061	3,396

Inventories	$110,812	$106,264	$113,328	$103,662	$109,068

Capital expenditures	$45,264	$21,203	$45,455	$19,034	$36,105
Depreciation/amortization expense	19,145	17,199	15,903	16,239	15,738
Property and equipment, net	205,037	171,546	134,203	146,399	144,525

Total assets	$457,566	$442,607	$407,646	$461,564	$448,772

Long-term debt, including current portion(3)	$64,498	$78,930	$82,498	$142,969	$181,498
Total debt	64,498	78,930	82,498	167,969	185,098
Interest, net(3)	3,483	3,872	6,561	10,581	11,707

Accounts receivable, net to debt	140.4%	134.0%	162.2%	115.5%	97.7%
Debt to total capital	19.2%	23.9%	26.9%	45.6%	50.9%

Stockholders’ equity	$272,258	$251,156	$223,761	$200,300	$178,316

Retail Sq. Ft.	4,068	3,919	3,808	3,521	3,557
Number of Retail Locations	117	113	111	103	106
Employees	4,300	4,180	4,037	3,720	3,869

     Restatement: We have restated our financial statements for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000 to accrue for (a) rent holidays which is the period of time between the Company taking control and possession (generally the beginning of construction) of a leased site and the commencement of lease payments and (b) additional straight line rent expense to include certain option periods where failure to exercise such options would result in an economic penalty. The effect of the restatement was to reduce stockholders’ equity by $729,000 on January 1, 2000, and reduce net earnings (via charges to lease expense net of income taxes) by approximately $330,000, $39,000, $22,000, $460,000, and $118,000 for each of the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

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

Restatement

     The Company recently reviewed its lease and sublease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004. These adjustments relate to lease accounting matters, including those discussed by the Securities and Exchange Commission (“SEC”) in its February 7, 2005 (“SEC Letter”) to the American Institute of Certified Public Accountants (“AICPA”). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives.

     In conjunction with the Company’s fourth quarter 2004 results, the Company determined adjustments were necessary to recognize the cumulative impact of correcting its computation of straight line rent expense. Specifically, the Company revised its computation of straight line rent to include certain option periods where failure to exercise such options would result in an economic penalty. Although this cumulative adjustment was originally included in the Company’s fourth quarter results, based on the impact of additional lease issues discussed in the SEC Letter and the additional clarifications made subsequent to the Company’s filing of its Form 10-K for the year ended December 31, 2004 as discussed in the following paragraph, the Company will restate the periods impacted by this adjustment.

     The restatement also includes adjustments for rent holidays, which is the period of time between the Company taking control and possession (generally the beginning of construction) of a leased site and the commencement of lease payments. Previously the Company began its computation of straight line rent at the earlier of the contractual lease term or the commencement of the lease payments or when the leased site opened for business. However, based on the views expressed in the SEC Letter, the Company has determined that the calculation of straight line rent should begin on the date when the Company takes control and possession of the site. Thus, the effect of this adjustment will be to increase the period over which rent is expensed beginning with a period of time prior to the opening of a leased site.

     As a result of the above items, the cumulative effect of the restatement adjustments on the Company’s Consolidated Balance Sheet at December 31, 2004 was an increase in deferred rent liability of $2.8 million, an increase in the deferred income tax assets of $1.1 million and a decrease in retained earnings of $1.7 million. The restatement adjustments decreased net income by $0.1 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively, and had a negligible impact on the year ended December 31, 2002. The adjustments reduced previously reported diluted earnings per common share by $.01 and $.02 for the years ended December 31, 2004 and 2003, respectively and have no impact for 2002.

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

     Cash flows continued to be strong during 2004, providing funding for $45.3 million in new property and equipment expenditures, $12.8 million in purchases of assets that were previously leased, and the reduction of long-term debt by $14.4 million. Our cash flow accelerated during 2002 and 2003 in part due to the outsourcing of certain credit promotions to a third party finance company, and those programs have now reached a fairly level state. The increased cash enabled us to repay all of our fixed rate debt that did not have significant pre-payment penalties. Our total debt to total capital was 19.2% at December 31, 2004, continuing the improvement compared to prior years.

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

				Percentage Change
				in Dollars
	Percentage of Net Sales			From Prior Year
	2004	2003	2002	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net sales	100.0%	100.0%	100.0%	5.3%	5.8%
Cost of sales	49.3	50.9	51.8	2.1	4.0
Gross profit	50.7	49.1	48.2	8.7	7.7
Credit service charge revenue	0.6	0.9	1.3	(29.6)	(29.4)
Provision for doubtful accounts	0.1	0.3	0.5	(71.8)	(37.8)
Selling, general and administrative expenses	46.8	44.4	43.2	11.2	8.7
Income before income taxes(2)	4.6	5.1	5.5	(6.6)	(0.5)
Net income(2)	2.9	3.2	3.5	(6.3)	(0.1)

Cost of sales, on a comparable basis(1)	49.3	49.1	50.0	5.7	4.0
Gross profit, on a comparable basis(1)	50.7	50.9	50.0	4.9	7.5
Selling, general and administrative expenses, on a comparable basis(1)	46.8	46.1	45.0	6.9	8.4

(1)	Cost of sales, Gross profit and SG&A expenses in 2003 and 2002 have been adjusted from the amounts reported in our financial statements. The amounts for 2003 and 2002 have been adjusted by $13.1 million and $12.9 million, respectively, for the treatment of vendor rebates and advertising allowances so that they are comparable to the treatment in 2004. We believe this non-GAAP presentation is meaningful because without presenting 2003 and 2002 on a comparable basis to 2004, our gross profit would appear to have increased significantly as compared to 2003 and 2002. Conversely, SG&A costs would appear to have increased significantly in 2004 versus 2003 and 2002. However, on a GAAP basis these changes are primarily due to the required classification of vendor rebates and allowances as a reduction of inventory costs and a resulting reduction in cost of sales in 2004, whereas in prior years such amounts were included as a reduction of SG&A costs.

(2)	Excluding the cumulative effect of a change in accounting principle for the year ended December 31, 2003.

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

     Our SG&A costs were negatively impacted by several factors in 2004. Total SG&A costs, as a percentage of net sales were 46.8% for 2004 as compared to 46.1% and 45.0%, on a comparable basis, in 2003 and 2002, respectively.

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

Provision for Income Taxes

     The effective tax rate was 37.0% for 2004, and 37.3% for 2003 and 37.5% for 2002. The effective tax rate differs from the statutory rate primarily due to state income taxes, net of the Federal tax benefit.

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

     Our investing activities in stores and operations in 2003 and 2004 and planned outlays for 2005 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open. We have made purchases of properties that were previously recorded as operating leases and have shown those amounts in this table.

	Proposed
(In Thousands)	2005	2004	2003
Stores:
New stores	$26,500	$16,160	$8,075
Remodels/Expansions	3,900	6,068	2,390
Maintenance	3,400	1,953	1,741

Total stores	33,800	24,181	12,206
Distribution:	7,700	17,853	3,147
Information Technology:	4,600	3,230	5.850

Total capital expenditures for new property and equipment	46,100	45,264	21,203
Purchases of assets in operations previously under lease	—	12,766	6,688

Total	$46,100	$58,030	$27,891

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

     In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates. To manage the exposure related to this risk, we may use various derivative transactions. As a matter of policy, we do not engage in derivatives trading or other speculative activities. Moreover, we enter into financial instruments transactions with either major financial institutions or high credit-rated counter parties, thereby limiting exposure to credit and performance-related risks.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Restatement

     As more fully discussed in Note 2 to the Consolidated Financial Statements, we restated our previously issued financial statements as a result of conforming our accounting practices related to leases to those outlined in the SEC’s letter of February 7, 2005 to the AICPA (the “SEC Letter”). In the SEC Letter the SEC staff clarified its interpretation of certain generally accepted accounting principles (“GAAP”) related to leasehold improvements, rent holidays and landlord/tenant incentives. Prior to the original filing of our Annual Report on Form 10-K for the year ended December 31, 2004, we made a review of our lease accounting practices particularly as it related to the term over which lease expense was being calculated as compared to the amortization term of related leasehold improvements. This review was carried out primarily based on the views on the matters expressed in the SEC Letter. As with many companies, our longstanding practice was to amortize leasehold improvements over their estimated useful lives and to calculate rent expense based on the initial lease term. We corrected our accounting practice to recognize rent expense and to amortize leasehold improvements over the shorter of their estimated useful lives or the lease term, including any renewal periods that are reasonably assured. As a result, we recorded an immaterial adjustment totaling approximately $360,000 in the fourth quarter of 2004 to correct the cumulative impact of not properly recognizing rent expense over the longer renewal lease term.

     Subsequent to the March 16, 2005 filing of our Annual Report on Form 10-K and after reviewing numerous press releases issued by other companies and other public comments pertaining to these topics, we undertook further review of our lease accounting specifically as it related to rent expense during the normal build-out construction period. The Company’s policy was to begin its computation of straight line rent at the earlier of the commencement of the lease payments or when the leased site opened for business. However, based on additional commentary and discussion on the views expressed in the SEC Letter, we learned that the period during which the leased site was undergoing normal build-out construction and not a part of the contractual lease term was considered a “rent holiday” by the SEC staff. Accordingly, our historical lease accounting practice in this area did not conform to the accounting prescribed in the SEC Letter. Prior to the SEC Letter, we believed that our lease accounting for rent during normal build-out construction was consistent with GAAP. Our belief was supported by the fact that many others in the retail and restaurant industries and certain academicians similarly interpreted the lease accounting principle at issue and our external independent auditors had not suggested that it was not in accordance with GAAP. After completing our analysis, management recommended to the Audit Committee, and the Audit Committee agreed with this recommendation, that previously reported financial results be restated. The restatement reflects the corrections in the Company’s lease accounting practices for both “rent holidays” and, as discussed in the previous paragraph, the recognition of rent expense over longer renewal lease terms.

     The restatement was technically required even though: the adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and there was no impact on the Company’s current or future cash flows. Our previously issued financial statements were restated solely because the cumulative impact of the change, if recorded in the current period, would have been material to the current year’s reported net income.

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the restatement, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we reevaluated the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

     A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists; including the restatement of previously issued financial statements to reflect the correction of a misstatement. There are differing views with respect to restatements and their impact on the assessment of a company’s internal control over financial reporting, particularly with respect to restatements reflecting the SEC’s subsequent view of an accounting matter, and evaluating materiality. Accordingly, management will use an abundance of caution in making its assessment.

     Based exclusively on our assessment of the clarifications expressed in the SEC Letter which resulted in the restatement, we concluded there was a material weakness in our internal control over financial reporting arising from the inappropriate application of GAAP related to lease accounting. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

Remediation of Material Weakness in Internal Control and Changes in Internal Control over Financial Reporting

     We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to lease accounting. We have assigned specific financial accounting and reporting personnel together with our real estate department to review all new leases during each quarterly period. Specifically, these individuals, subject to a second level review, are responsible for the following with respect to each of our new leases:

•	A consistent lease period (generally, the initial non-cancelable lease term plus certain option periods where failure to exercise such options would result in an economic penalty) is used when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of leases as either operating or capital; and

•	Commencement of the lease term and straight-line rent expense is calculated based on the date when the Company takes possession and the right to control use of the leased premises.

     In connection with this amended Form 10-K, under the direction of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we have evaluated our disclosure controls and procedures currently in effect, including the remedial actions described above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

     As previously reported, during the fourth quarter of 2004, new Accounts Payable and General Ledger systems were installed at the Company with implementation assistance provided by third party consulting firms. This was a “package” solution licensed by a well known software vendor. Company Information Systems and Accounting personnel were involved with the set up, configuration and integration of the software with existing systems and procedures for approximately six months before the new software was activated in October of 2004. The new software systems installed were viewed as a fundamental part of the Company’s internal controls. The timing and extent of the company’s review and testing in conducting the evaluation of the effectiveness of these internal controls were significantly influenced by and specifically targeted to the new software systems, including procedures sufficient both to evaluate its design and operating effectiveness. The implementation took longer and required more resources and effort than originally anticipated; however it was finished in time to allow for satisfactory completion of the planned internal control testing and Management’s assessment of internal control over financial reporting that appropriately considered the results of the tests.

     Subsequent to March 31, 2005, we took the remedial actions described above with respect to our lease accounting practices.

Management’s Annual Report on Internal Control Over Financial Reporting (as revised)

     The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for the Company. Under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Based exclusively on the clarifications expressed in the SEC Letter, management identified a material weakness in internal control over financial reporting with respect to lease accounting.

     This caused us to amend our Annual Report on Form 10-K for the year ended December 31, 2004, in order to restate the financial statements for the years ended December 31, 2004, 2003 and 2002 and to restate the financial information for the years ended December 2001 and 2000 and each of the quarters in 2003 and 2004. Solely as a result of this material weakness related to lease accounting, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2004.

     Havertys’ independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2004. This audit report follows.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Haverty Furniture Companies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (as revised), that Haverty Furniture Companies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness in the Company’s internal control that arose from the Company’s incorrect interpretation and application of generally accepted accounting principles relating to accounting for leases, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 15, 2005 we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a misstatement in its annual and quarterly financial statements. Such a matter was considered to be a material weakness as further discussed in the following paragraph. Accordingly management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Subsequent to December 31, 2004, management concluded that its historical accounting practices relating to operating leases were not in accordance with generally accepted accounting principles due to insufficient controls over the interpretation and application of generally accepted accounting principles related to lease accounting. Management concluded that such incorrect interpretation and application of generally accepted accounting principles related to lease accounting constituted a material weakness in internal control over financial reporting as of December 31, 2004. As a result of this material weakness in internal control, management concluded that rental expense, as well as the related balance sheet accounts, were understated and that previously issued financial statements should be restated. See Note 2 to the consolidated financial statements for a full discussion of the effects of these changes to the Company’s consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated June 24, 2005 on those consolidated financial statements.

In our opinion, management’s revised assessment that Haverty Furniture Companies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Haverty Furniture Companies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haverty Furniture Companies, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 (as restated) and our report dated June  24, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
June  24, 2005

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      We incorporate the information required by this item by reference to the sections captioned “Nominees for Election By Holders of Common Stock” and “Nominees for Election By Holders of Class A Common Stock” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 annual proxy statement. Information relating to executive officers of the Company is included in this report under Item 1 of Part I.

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

      On June 2, 2004, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2003, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

     The following financial statements and notes thereto of Haverty Furniture Companies, Inc., and the related Report of Independent Registered Public Accounting Firm are included in this Report:

Consolidated Balance Sheets – December 31, 2004 and 2003 (as restated)
Consolidated Statements of Income – Years ended December 31, 2004, 2003 and 2002 (as restated)
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2004,2003 and 2002 (as restated)
Consolidated Statements of Cash Flows – Years ended December 31, 2004, 2003 and 2002 (as restated)
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

\

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

+10.1	Thrift Plan, as amended and restated, effective January 1, 2001 (Exhibit 10.3 to our 2001 Form 10-K); EGTRRA Amendment to Thrift Plan, effective January 1, 2002 (Exhibit 10.3.1) to our 2001 Form 10-K); GUST Compliance Amendments Thrift Plan adopted January 29, 2003 and effective January 1, 2001 (Exhibit 10.3.2 to our 2003 Form 10-K).

+10.2	1993 Non-Qualified Stock Option Plan effective as of April 29, 1994 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 33-53607).

+10.3	1998 Stock Option Plan, effective as of December 18, 1997 (Exhibit 10.1) to our Registration Statement on Form S-8, File No. 333-53215); Amendment No. 1 to our 1998 Stock Option Plan effective as of July 27, 2001 (Exhibit 10.2 to our Registration Statement on Form S-8, File No. 333-66012).

+10.4	2004 Long-Term Incentive Compensation Plan effective as of May 10, 2004 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 333-120352).

+10.4.1	Form of Restricted Stock Award Notice (Exhibit 10.1 to our Form 8-K dated December 22, 2004).

+10.5	Employee Stock Purchase Plan, as amended and restated as of October 29, 1999 (Exhibit 10.7 to our 2000 Form 10-K); Amendment No. 1 to the Employee Stock Purchase Plan (Exhibit 10.2 to our Registration Statement on Form S-8; File No, 333-66010).

+10.6	Directors’ Compensation Plan effective as of April 26, l996(Exhibit l0.ll to our Second Quarter 1996 Form 10-Q); Amendment No. 1 to the Directors’ Compensation Plan (Exhibit 10.8.1 to our 2003 Form 10-K).

+10.7	Second Amendment and Restatement of Director’s Deferred Compensation Plan (Exhibit 10.1.2 to our 1996 Second Quarter Form 10-Q).

+10.8	Supplemental Executive Retirement Plan, effective January 1, 1983 (Exhibit 10.3 to our 1984 Form 10-K).

+10.9	Supplemental Executive Retirement Plan, effective January 1, 1996 (Exhibit 10.10 to our 1995 Form 10-K).

+10.10	Deferred Compensation Agreement between Haverty Furniture Companies, Inc. and Rawson Haverty Sr. dated December 21, 1992 (Exhibit 10.9 to our 1993 Form 10-K).

+10.11	Form of Agreement dated January 1, 1997 Regarding Change in Control with the following Named Executive Officers; Clarence H. Ridley, Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson (Exhibit 10.12 to our 1996 Form 10-K).

+10.12	Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee directors: Rawson Haverty, Jr. (a named Executive Officer) (Exhibit 10.13 to our 1996 Form 10-K).

+10.13	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).

10.14	Lease Agreement dated July 26, 2001; Amendment No. 1 dated November, 2001 and Amendment No. 2 dated July 29, 2002 between Haverty Furniture Companies, Inc. as Tenant and John W. Rooker, LLC as Landlord (Exhibit 10.1 to our 2002 Third Quarter Form 10-Q).

10.15	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQll LLC, as Landlord (Exhibit 10.3 to our 2002 Form 10-Q).

10.16	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).

10.17	Base Salaries of Named Executive Officers of Haverty Furniture Companies, Inc. (Exhibit 10.17 to our 2004 Form 10-K).

21	Subsidiaries of Haverty Furniture Companies, Inc. (Exhibit 21 to our 2004 Form 10-K).

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statement Relative to Forward-Looking Statements. (Exhibit 99.1 to our 2004 Form 10-K).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.

Date: June 27, 2005	By:	/s/ Dennis L. Fink

Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting
Firm on the Financial Statements

Board of Directors
Haverty Furniture Companies, Inc.

We have audited the accompanying restated consolidated balance sheets of Haverty Furniture Companies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related restated consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respect, the consolidated financial position of Haverty Furniture Companies, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted Interpretation No. 46, “Consolidated of Variable Interest Entities.”

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for each of the years in the three-year period ended December 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 24, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Atlanta, Georgia
June 24, 2005

Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2004	2003

	(as restated)	(as restated)
ASSETS
Current assets
Cash and cash equivalents	$10,122	$31,591
Auction rate securities	5,000	—
Accounts receivable (Note 3)	81,132	94,855
Inventories (Note 4)	110,812	106,264
Prepaid expenses	6,654	6,291
Deferred income taxes (Note 8)	2,249	3,193
Other current assets	14,453	5,542

Total current assets	230,422	247,736

Accounts receivable, long-term (Note 3)	9,396	10,945
Property and equipment (Notes 5 and 9)	205,037	171,546
Other assets	12,711	12,380

	$457,566	$442,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks (Note 6)	$—	$—
Accounts payable	31,202	32,710
Customer deposits	24,040	18,416
Accrued liabilities (Note 7)	45,460	41,580
Current portion of long-term debt and capital lease obligations (Notes 9 and 14)	20,270	13,528

Total current liabilities	120,972	106,234

Long-term debt and capital lease obligations, less current portion (Notes 9 and 14)	44,228	65,402
Other liabilities	20,108	19,815

Total liabilities	185,308	191,451

Commitments (Note 14)
Stockholders’ equity (Notes 10 and 12)
Capital Stock, par value $1 per share
Preferred Stock Authorized - 1,000 shares; Issued: None
Common Stock, Authorized - 50,000 shares: Issued: 2004 - 24,293; 2003 - 23,958 shares	24,293	23,958
Convertible Class A Common Stock, Authorized - 15,000 shares; Issued: 2004-4,840; 2003-4,916 shares	4,840	4,916
Additional paid-in capital	55,108	49,019
Long-term incentive plan deferred compensation	(2,971)	—
Retained earnings	250,511	233,425
Accumulated other comprehensive loss	(1,295)	(1,881)
Less treasury stock at cost – Common Stock (2004 - 5,937 shares; 2003 - 5,943 shares) and Convertible Class A Common Stock (2004 and 2003 - 522 shares)	(58,228)	(58,281)

Total stockholders’ equity	272,258	251,156

	$457,566	$442,607

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share date)	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Net sales	$784,162	$744,635	$703,959
Cost of goods sold	386.789	378,985	364,527

Gross profit	397,373	365,650	339,432
Credit service charges	4,502	6,392	9,051

Gross profit and other revenue	401,875	372,042	348,483

Expenses:
Selling, general and administrative	367,300	330,357	304,051
Interest, net	3,483	3,872	6,561
Provision for doubtful accounts	558	1,979	3,180
Other (income) expense,	(5,398)	(2,155)	(4,177)

Total expenses	365,943	334,053	309,615

Income before income taxes and cumulative effect of a change in accounting principle	35,932	37,989	38,868
Income taxes (Note 8)	13,296	14,168	14,575

Income before cumulative effect of a change in accounting principle	22,636	23,821	24,293
Cumulative effect of a change in accounting Principle (Note 1)	—	1,050	—

Net income	$22,636	$24,871	$24,293

Basic earnings per share, net income (Notes 1 and 13):
Common Stock	$1.01	$1.15	$1.14
Class A Common Stock	$0.96	$1.08	$1.08

Diluted earnings per share, net income (Notes 1 and 13):
Common Stock	$0.98	$1.11	$1.10
Class A Common Stock	$0.94	$1.06	$1.06

Weighted average common shares — basic:
Common Stock	18,227	17,505	17,042
Class A Common Stock	4,343	4,487	4,582

Weighted average — assuming dilution:
Common Stock	23,083	22,437	22,145
Class A Common Stock	4,343	4,487	4,582

The accompanying note are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc. AR04

Consolidated Statements Of Stockholders’ Equity

	Year Ended December 31,
	2004		2003		2002
(In thousands except per share data)	Shares	Dollars	Shares	Dollars	Shares	Dollars

Common Stock
Beginning balance	23,957,629	$23,958	23,233,475	$23,233	22,509,419	$22,509
Conversion of Class A
Common Stock	75,816	76	132,240	132	198,638	199
Stock option transactions, net	260,198	259	591,914	593	525,418	525

Ending balance	24,293,643	24,293	23,957,629	23,958	23,233,475	23,233

Class A Common Stock:
Beginning balance	4,916,046	4,916	5,048,286	5,048	5,246,924	5,247
Conversion to Common Stock	(75,816)	(76)	(132,240)	(132)	(198,638)	(199)

Ending balance	4,840,230	4,840	4,916,046	4,916	5,048,286	5,048

Treasury Stock
Beginning balance (includes 522,410 Class A shares for each of the years presented; remainder are Common shares)	6,465,198	(58,281)	6,449,345	(58,126)	6,454,579	(58,176)
Directors’ Plan	(5,640)	53	(9,147)	90	(5,234)	50
Purchases	—	—	25,000	(245)	—	—

Ending balance	6,459,558	(58,228)	6,465,198	(58,281)	6,449,345	(58,126)

Additional Paid-in Capital
Beginning balance		49,019		42,365		37,396
Stock option issuances		2,492		5,487		3,593
Tax benefit from employees’ stock options		434		1,143		1,328
Directors’ Plan		79		24		48
Restricted stock grants		3,084		—		—

Ending balance		55,108		49,019		42,365

Long-term incentive plan deferred compensation:
Beginning balance		—		—		—
Restricted stock grants		(3,084)		—		—
Amortization of unearned compensation		113		—		—

Ending balance		(2,971)		—		—

Retained Earnings:
Beginning balance, January 1, 2002 (as previously reported)		—		—		195,119
Cumulative effect of restatement on prior years		—		—		(1,098)

Beginning balance (as restated)		233,425		213,630		194,021
Net income (as restated)		22,636		24,871		24,293
Cash dividends (Common stocks 2004 - $0.250, 2003 - $0.235, 2002 - $0.220 per share, Class A Common Stock: 2004 - $0.230, 2003 - $0.215, 2002 - $0.205 per share)		(5,550)		(5,076)		(4,684)

Ending balance (as restated)		250,511		233,425		213,630

Accumulated other comprehensive loss:		(1,881)		(2,389)		(697)
Beginning balance
Change in derivatives, net of taxes (liability in 2004 - $348; 2003 - $192, and benefit in 2002 - $1,016)		586		508		(1,692)

Ending balance		(1,295)		(1,881)		(2,389)

Total Stockholders’ Equity (as restated)		$272,258		$251,156		$223,761

Net income (as restated)		$22,636		$24,871		$24,293
Other comprehensive income (loss), net of tax		586		508		(1,692)

Total comprehensive income (as restated)		$23,222		$25,379		$22,601

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2004	2003	2002

	(as restated)	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,636	$24,871	$24,293
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	(1,050)	—
Depreciation and amortization	19,145	17,199	15,903
Provision for doubtful accounts	558	1,979	3,180
Tax benefit from stock option exercises	434	1,143	1,328
Deferred income taxes	686	575	3,539
Gain on sale of property and equipment	(3,831)	(316)	(4,580)
Other	93	—	—
Changes in operating assets and liabilities:
Accounts receivable	14,713	26,033	56,971
Inventories	(4,548)	7,064	(9,666)
Customer deposits	5,624	2,111	(43)
Other assets and liabilities	(8,528)	2,671	(5,255)
Accounts payable and accrued liabilities	2,372	(287)	913

NET CASH PROVIDED BY OPERATING ACTIVITIES	49,354	81,993	86,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,264)	(21,203)	(45,455)
Purchases of properties previously under leases	(12,766)	(6,688)	—
Purchases of auction rate securities	(20,000)	—	—
Proceeds from sale-leaseback transaction	—	—	41,485
Proceeds from sale of property and equipment	6,840	2,895	8,280
Proceeds from sale of auction rate securities	15,000	—	—
Other investing activities	2,598	(14)	(782)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(53,592)	(25,010)	3,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	5,600	208,400	372,500
Payments of borrowings under revolving credit facilities	(5,600)	(224,300)	(446,600)

Net decrease in borrowings under revolving credit facilities	—	(15,900)	(74,100)
Payments on long-term debt and capital lease obligations	(14,432)	(14,217)	(11,371)
Treasury stock acquired	—	(155)	—
Proceeds from exercise of stock options	2,751	6,080	4,118
Dividends paid	(5,550)	(5,076)	(4,684)
Other financing activities	—	112	(1,037)

NET CASH USED IN FINANCING ACTIVITIES	(17,231)	(29,156)	(87,074)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,469)	27,827	3,037
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	31,591	3,764	727

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,122	$31,591	$3,764

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

Notes To Consolidated Financial Statements

Advertising Expense:

Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. The total amount of advertising costs included in other current assets was approximately $1,300,000 at December 31, 2004 and 2003. The Company incurred approximately $57,700,000, $52,600,000 and $50,700,000 in advertising costs during 2004, 2003 and 2002, respectively.

Deferred Escalating Minimum Rent:

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease, which includes option periods where failure to exercise such options would result in an economic penalty. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which the Company obtains control and possession of the leased properties, and records the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent. Any lease incentives received by the Company are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense.

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

	2004	2003	2002

Net income, as reported	$22,636	$24,871	$24,293
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,767)	(2,927)	(3,070)

Pro forma net income	$19,869	$21,944	$21,223

Earnings per share:
As reported:
Basic:
Common	$1.01	$1.15	$1.14
Class A	$0.96	$1.08	$1.08
Diluted:
Common	$0.98	$1.11	$1.10
Class A	$0.94	$1.06	$1.06
Pro Forma:
Basic:
Common	$0.89	$1.01	$0.99
Class A	$0.84	$0.95	$0.94
Diluted:
Common	$0.87	$1.00	$0.98
Class A	$0.84	$0.95	$0.94

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

NOTE 2 – Restatement of Previously Issued Consolidated Financial Statements

The Company recently reviewed its lease accounting and determined that it was appropriate to restate its consolidated financial statements for the fiscal years ended December 31, 2002 through 2004. These adjustments related to lease accounting matters, including those discussed by the SEC in its February 7, 2005 letter (“SEC Letter”) to the American Institute of Certified Public Accountants (“AICPA”). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays and landlord/tenant incentives.

The Company first reported recording, in its earnings release for the year and quarter ended December 31, 2004, adjustments totaling $0.4 million to adjust straight-line rent expense and to correct its accounting for leases. As then discussed, it had been our policy to depreciate our property and equipment, including assets on leased properties, over the estimated useful lives of those assets. In some cases, these assets on leased properties were depreciated over a period of time that included both the initial term of the lease and one or more option periods. However, in certain instances, when calculating straight-line rent expense, the Company excluded option periods which had been included for depreciation purposes. In December 2004, the Company revised its computation of straight-line rent to include certain option periods where failure to exercise such options would result in an economic penalty. As a result, the Company concluded that rent expense was cumulatively understated by $0.4 million as of December 31, 2004, and as the amount was immaterial, recorded the adjustment in the quarter then ended.

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

The impacts of these restatement adjustments on the consolidated financial statements are summarized below (in thousands, except per share data):

	For the Year Ended December 31, 2004
	Previously
Income Statement Data	Reported	Adjustments	As Restated

Selling, general and administrative expenses	$367,058	$242	$367,300

Income before income taxes	36,174	(242)	35,932

Income taxes	13,420	(124)	13,296

Net income	$22,754	$(118)	$22,636

Earnings per common share:
Basic	$1.02	$(.01)	$1.01
Diluted	$0.99	$(.01)	$0.98

	For the Year Ended December 31, 2003
	Previously
Income Statement Data	Reported	Adjustments	As Restated

Selling, general and administrative expenses	$329,621	$736	$330,357

Income before income taxes and cumulative effect of a change in accounting principle	38,725	(736)	37,989

Income taxes	14,444	(276)	14,168

Net income	$25,331	$(460)	$24,871

Earnings per common share:
Basic	$1.17	$(0.02)	$1.15
Diluted	$1.13	$(0.02)	$1.11

	For the Year Ended December 31, 2002
	Previously
Income Statement Data	Reported	Adjustments	As Restated

Selling, general and administrative expenses	$304,016	$35	$304,051

Income before income taxes	38,903	(35)	38,868

Income taxes	14,588	(13)	14,575

Net income	$24,315	$(22)	$24,293

Earnings per common share:
Basic	$1.14	$—	$1.14
Diluted	$1.10	$—	$1.10

	As of December 31, 2004
	Previously
Balance Sheet Data	Reported	Adjustments	As Restated

Accrued liabilities	$50,584	$(5,124)	$45,460

Total current liabilities	126,096	(5,124)	120,972

(Included in Other liabilities):

Deferred income taxes	1,151	(1,073)	78

Straight-line lease liabilities, long term	—	7,895	7,895

Total liabilities	183,610	1,698	185,308

Retained earnings	252,209	(1,698)	250,511

Total liabilities and stockholders’ equity	$457,566	$—	$457,566

	As of December 31, 2003
	Previously
Balance Sheet Data	Reported	Adjustments	As Restated

(Included in Other assets):

Deferred income taxes	$—	$811	$811

Total assets	441,796	811	442,607

Accrued liabilities	45,238	(3,658)	41,580

Total current liabilities	109,892	(3,658)	106,234

(Included in Other liabilities):

Deferred income taxes	137	(137)	—

Straight-line lease liabilities, long term	—	6,186	6,186

Total liabilities	189,060	2,391	191,451

Retained earnings	235,005	(1,580)	233,425

Total liabilities and stockholders’ equity	$441,796	$811	$442,607

Certain amounts in Notes 1, 7, 8, 13, 14 and 16 have been restated to reflect adjustments described above. The restatement adjustments did not affect total cash flows provided by or used in operating, investing or financing activities for the fiscal years ended December 31, 2002 through 2004. The restatement adjustment decreased retained earnings as of January 1, 2002 by $1,098,000. The liability for accrued straight-line rent has been reclassified from current to long-term in connection with the restatement and is reflected in the adjustments above, in recognition of the portion which will be realized in periods beyond one year.

Note 3, Accounts Receivable:

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

Note 4, Inventories:

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

Note 5, Property And Equipment:

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

Note 6, Credit Arrangements:

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

Note 7, Accrued Liabilities:

Accrued liabilities consist of the following:

(In thousands)	2004	2003

Employee compensation, related taxes and benefits	$16,714	$16,424
Taxes other than income and withholding	9,315	8,792
Other	19,431	16,364

	$45,460	$41,580

Note 8, Income Taxes:

Income tax expense (benefit) (allocated to income before the cumulative effect of a change in accounting principle in 2003) consists of the following:

(In thousands)	2004	2003	2002

Current
Federal	$11,476	$12,886	$10,272
State	1,134	707	764

	12,610	13,593	11,036

Deferred
Federal	624	545	2,991
State	62	30	548

	686	575	3,539

	$13,296	$14,168	$14,575

The differences between income tax expense in the accompanying consolidated financial statements and the amount computed by applying the statutory Federal income tax rate is as follows:

(In thousand)	2004	2003	2002

Statutory rates applied to income before income taxes	$12,576	$13,296	$13,604
State income taxes, net of Federal tax benefit	777	479	853
Other	(57)	393	118

	$13,296	$14,168	$14,575

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities as of December 31,2004 and 2003 were as follows:

(In thousands)	2004	2003

Deferred tax assets:
Accrued liabilities	$2,716	$2,045
Net property and equipment	508	1,005
Leases	2,655	2,018
Derivatives	790	1,047

Total deferred tax assets	6,669	6,115

Deferred tax liabilities:
Accounts receivable related	391	206
Inventory related	3,030	1,455
Other	1,077	450

Total deferred tax liabilities	4,498	2,111

Net deferred tax assets	$2,171	$4,004

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

(In thousands)	2004	2003

Current assets (liabilities):
Current deferred assets	$4,032	$5,477
Current deferred liabilities	(1,783)	(2,284)

	2,249	3,193

Non-current assets (liabilities):
Non-current deferred assets	5,111	4,506
Non-current deferred liabilities	(5,189)	(3,695)

	(78)	811

Net deferred tax assets	$2,171	$4,004

Note 9, Long-term Debt and
Capital Lease Obligations:

Long-term debt and capital lease obligations arc summarized as follows:

(In thousands)	2004	2003

Revolving credit notes (a)	$—	$—
Unsecured term note (b)	8,000	12,000
7.95% unsecured term note (c)	10,000	11,000
7.44% unsecured term note (d)	10,000	12,500
7.16% unsecured term note (e)	10,714	15,000
7.78% secured debt (f)	18,281	19,455
Secured debt (g)	411	602
Capital lease obligations (h)	7,092	8,373

	64,498	78,930
Less portion classified as current	20,270	13,528

	$44,228	$65,402

(a)	The Company has revolving credit facilities as described in Note 6. Borrowings under these facilities have a floating rate of interest of LIBOR plus a spread which is based on a fixed charge coverage ratio and mature in 2005.

(b)	The term note is payable in quarterly installments of $1,000,000 plus interest and matures in November 2006. The note has a floating rate of interest of LIBOR plus 0.7%.

(c)	The note is payable in semi-annual installments of $500,000, increasing to $2,000,000 commencing in February 2007. The note matures in August 2008 and interest is payable quarterly.

(d)	The note is payable in semi-annual installments of $1,250,000 plus interest payable quarterly and matures in October 2008.

(e)	The note is payable in semi-annual installments of $2,143,000 plus interest payable quarterly and matures in April 2007.

(f)	This debt is recorded in accordance with the consolidation requirements of FIN 46. The debt is a mortgage note with semi-annual payments of interest and principal of $1,332,000 and matures in April 2009 with a balloon payment of $12,000,000. Property with a net book value at December 31, 2004 of $21,588,000 is pledged as collateral on this debt.

(g)	Secured debt is comprised of primarily a mortgage note with a floating rate of interest based on LIBOR plus 0.75% (note rate of 3.31% at December 31, 2004) due in 2007. Property and equipment with a net book value at December 31, 2004 of $593,000 is pledged as collateral on these secured debt instruments.

(h)	Capital lease obligation is for a home delivery center with a net book value of $6,843,000 at December 31, 2004. The Company purchased the property from the lessor in March 2005, and, therefore, the entire obligation is classified as current in the consolidated balance sheets at December 31, 2004.

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

Notes To Consolidated Financial Statements

The aggregate maturities of long-term debt and capital lease obligations during the five years subsequent to December 31, 2004 are as follows: 2005 - $20,270,000; 2006 - $13,310,000; 2007 - $10,250,000; 2008 - $8,104,000; and 2009 - $12,561,000.

Cash payments for interest were $5,595,000, $4,224,000 and $8,507,000 in 2004, 2003 and 2002, respectively.

Note 10, Stockholders’ Equity:

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

Note 11, Benefit Plans:

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

Note 12, Stock Based Compensation Plans:

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

The table below summarizes options activity for the past three years under the Company’s 1998 Plan.

		Weighted
	Option Shares	Average Price

Outstanding at December 31, 2001	2,922,150	$12.12
Granted	564,300	12.90
Exercised	(566,450)	9.01
Canceled	(50,300)	12.50

Outstanding at December 31, 2002	2,869,700	12.88
Granted	511,000	20.22
Exercised	(599,500)	11.65
Canceled	(89,700)	13.64

Outstanding at December 31, 2003	2,691,500	$14.53
Granted	91,700	17.22
Exercised	(285,200)	12.04
Canceled	(41,500)	15.65

Outstanding at December 31, 2004	2,456,500	$14.90

Exercisable at December 31, 2004	1,438,200	$13.47

Exercisable at December 31, 2003	1,236,200	$13.02

Exercisable at December 31, 2002	1,307,850	$11.67

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

Shares purchased may not exceed 10% of the employee’s annual compensation, as defined, or $25,000 of Common Stock at its fair market value (determined at the time such option is granted) for any one calendar year. Employees pay for the shares ratably over a period of six months (the purchase period) through payroll deductions, and cannot exercise their option to purchase any of the shares until the conclusion of the purchase period. In the event an employee elects not to exercise such option, the full amount withheld is refundable, During 2004, options for 25,700 shares were exercised at an average price of $15.92 per share. At December 31, 2004, options for 14,600 shares were outstanding at an option price of $15.09 per share.

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

Note 13, Earnings Per Share:

The Company adopted the provisions of FIN 46 as of December 31, 2003, and recorded a cumulative effect of an accounting change of $1,050,000. The computational components of basic and diluted earnings per share for the Company’s two classes of stock are as follows:

(In thousands except per share amounts)	2004	2003	2002

Income before cumulative effect of a change in accounting principle	$22,636	$23,821	$24,293
Cumulative effect of a change in accounting principle	—	1,050	—

Net income	$22,636	$24,871	$24,293

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	2004	2003	2002

Common:
Weighted average shares outstanding	18,227	17,505	17,042
Assumed conversion of Class A Common shares	4,343	4,487	4,582
Dilutive options	513	445	521

Total weighted-average diluted Common shares	23,083	22,437	22,145

notes to consolidated financial statements

	2004	2003	2002

Basic earnings per share:
Common Stock
Income before cumulative effect of a change in accounting principle	$1.01	$1.10	$1.14
Cumulative effect of a change in accounting principle	—	0.05	—

Net income	$1.01	$1.15	$1.14

Class A Common Stock:
Income before cumulative effect of a change in accounting principle	$0.96	$1.03	$1.08
Cumulative effect of a change in accounting principle	—	0.05	—

Net income	$0.96	$1.08	$1.08

Diluted earnings per share:
Common Stock:
Income before cumulative effect of a change in accounting principle	$0.98	$1.06	$1.10
Cumulative effect of a change in accounting principle	—	0.05	—

Net income	$0.98	$1.11	$1.10

Class A Common Stock:
Income before cumulative effect of a change in accounting principle	$0.94	$1.02	$1.06
Cumulative effect of a change in accounting principle	—	0.04	—

Net income	$0.94	$1.06	$1.06

During 2002 options outstanding for 482,000 shares and their related exercise prices of $12.50 and $12.90 were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the shares and, therefore, the effect would be antidilutive.

Note 14, Commitments:

The Company leases certain property and equipment. Initial lease terms range from 5 years to 30 years and certain leases contain renewal options ranging from 1 to 25 years or provide for options to purchase the related property at fair market value or at predetermined purchase prices. The leases generally require the Company to pay all maintenance, property taxes and insurance costs.

(in thousands)	Operating Leases

2005	$23,796
2006	22,625
2007	21,947
2008	21,108
2009	19,710
Subsequent to 2009	140,838

Total minimum payments	250,024
Less total minimum sublease rentals	(4,703)

Net minimum lease payments	$245,321

Step rent and escalation clauses and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Lease concessions for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following:

(In thousands)	2004	2003	2002

Property
Minimum	$25,800	$27,889	$25,623
Additional rentals based on sales	847	603	995
Sublease income	(2,172)	(2,200)	(2,527)

	24,475	26,292	24,091
Equipment	4,330	3,446	3,087

	$28,805	$29,738	$27,178

The Company had a capital lease obligation of $7,092,000 at December 31, 2004. During March of 2005, the Company purchased the property from the lessor (See Note 9).

Note 15, Supplemental Cash Flow Information:

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

Notes To Consolidated Financial Statements

Note 16, Selected Quarterly

Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	2004 Quarter Ended
	Mar. 31(a)	Jun. 30	Sept. 30(b)	Dec. 31(c)

	(as reported)	(as reported)	(as reported)	(as reported)

Net sales	$190,301	$179,614	$197,445	$216,803
Gross profit	97,962	90,654	99,119	109,640
Credit service charges	1,304	1,163	992	1,042
Net income	6,150	3,745	4,284	8,575
Basic earnings per share:
Common	0.28	0.17	0.19	0.38
Class A Common	0.26	0.16	0.18	0.36
Diluted earnings per share:
Common	0.27	0.16	0.19	0.37
Class A Common	0.26	0.16	0.18	0.36

	2003 Quarter Ended
	Mar. 31(a)	Jun. 30(a)	Sept. 30(a)	Dec. 31(a)(d)

	(as reported)	(as reported)	(as reported)	(as reported)

Net sales	$175,380	$168,634	$195,352	$205,269
Gross profit	85,912	80,646	95,817	103,275
Credit service charges	1,892	1,629	1,491	1,380
Income before accounting change	4,898	2,137	7,397	9,849
Net Income	4,898	2,137	7,397	10,899
Basic earnings per share:
Common:
Income before accounting change	0.23	0.10	0.34	0,45
Net income	0.23	0.10	0.34	0.50
Class A Common:
Income before accounting change	0.21	0.09	0.32	0.42
Net income	0.21	0.09	0.32	0.47
Diluted earnings per share:
Common:
Income before accounting change	0.22	0.10	0.33	0.43
Net income	0.22	0.10	0.33	0,47
Class A Common:
Income before accounting change	0.21	0.09	0.31	0.41
Net income	0.21	0.09	0.31	0.45

	2004 Quarter Ended(e)
	Mar. 31 (a)	Jun. 30	Sept. 30(b)	Dec. 31(c)

	(as restated)	(as restated)	(as restated)	(as restated)

Net Sales	$190,301	$179,614	$197,445	$216,803
Gross Profit	97,962	90,654	99,119	109,640
Credit service charges	1,304	1,163	992	1,042
Net income	6,047	3,646	4,237	8,706
Basic earnings per share:
Common	0.27	0.16	0.19	0.39
Class A Common	0.26	0.15	0.18	0.37
Diluted earnings per share:
Common	0.26	0.16	0.18	0.38
Class A Common	0.25	0.15	0.18	0.36

	2003 Quarter Ended(e)
	Mar. 31(a)	Jun. 30(a)	Sept. 30(a)	Dec. 31(a)(d)

	(as restated)	(as restated)	(as restated)	(as restated)

Net Sales	$175,380	$168,634	$195,352	$205,269
Gross Profit	85,912	80,646	95,817	103,275
Credit service charges	1,892	1,629	1,491	1,380
Income before cumulative effect of a change in accounting principle	4,733	2,018	7,334	9,735
Net Income	4,733	2,018	7,334	10,786

Basic earnings per share:
Common:
Income before cumulative effect of a change in accounting principle	0.22	0.09	0.34	0.44
Net Income	0.22	0.09	0.34	0.49

Class A Common:
Income before cumulative effect of a change in accounting principle	0.21	0.09	0.32	0.42
Net income	0.21	0.09	0.32	0.47

Diluted earnings per share:
Common:
Income before cumulative effect of a change in accounting principle	0.22	0.09	0.32	0.42
Net income	0.22	0.09	0.32	0.47

Class A Common:
Income before cumulative effect of a change in accounting principle	0.21	0.09	0.31	0.41
Net income	0.21	0.09	0.31	0.45

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

(a)	During the second quarter of 2004, we adopted EITF 03-6 which requires us to report our earnings per share using the two-class method (see Notes 1 and 12). As a result, the presentation of per share amounts for the first quarter of 2004 and all of the quarters of 2003 differ from previous presentations reported in our Form 10-Q filed for those respective periods except that diluted earnings per share for Common Stock did not change as compared to previously reported diluted earnings per share.

(b)	During the third quarter of 2004, we determined that the warranties provided by a third party which we sell to our customers were being undercosted in the financial statements. As we reported in our Form 10-Q for that period we made an adjustment of $1.2 million to increase cost of goods sold. The amounts for the individual prior periods related to this adjustment were not material.

(c)	We changed our group medical insurance carrier as of January 1, 2005. During the evaluation process, prior to this change, we determined that approximately $1.1 million in expense should have been recorded in prior periods based on the terms of our policy. This amount was charged to SG&A in the fourth quarter.

In the fourth quarter of 2004, we recorded approximately $800,000 in vendor rebates and allowances as a reduction of inventory costs related to purchases and agreements that were in place since January 1, 2004 and earned during the first three quarters of 2004.

(d)	During the fourth quarter of 2003, we adopted FIN 46 (see Note 1). In applying the provisions of this Interpretation we recorded a cumulative effect of an accounting change of $1.05 million.

(e)	The 2004 and 2003 quarterly results of operations have been restated to give effect to the restatement discussed in Note 2.

Note 17, Market Prices and Dividend Information:

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