Form 10-Q
period 2005-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2005-08-09
CIK 216085

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


(Mark One)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2005

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
     (State or other jurisdiction of        (I.R.S.  Employer)
      incorporation or organization)        Identification No.)



    780 Johnson Ferry Road, Suite 800, Atlanta, Georgia    30342
        (Address of principal executive offices)   (Zip Code)


 Registrant's telephone number, including area code:   (404) 443-2900


 (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [x] Yes [ ] No

   The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of July 31, 2005 were: Common Stock - 18,391,637; Class A Common Stock - 4,306,021.

                   HAVERTY FURNITURE COMPANIES, INC.
                                 INDEX



                                                        Page No.
PART   FINANCIAL INFORMATION:
I.

       Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          June 30, 2005 and December 31, 2004               1

          Condensed Consolidated Statements of Income -
           Six Months ended June 30, 2005 and 2004          2

          Condensed Consolidated Statements of Cash
          Flows -                                           3
          Six Months ended June 30, 2005 and 2004

          Notes to Condensed Consolidated Financial         4
          Statements

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                              11

       Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk                          17

       Item 4.  Controls and Procedures                    17


PART II.   OTHER INFORMATION


       Item 4.  Submission of Matters to a Vote of
                 Security Holders                          18


       Item 6.  Exhibits                                   18

                     PART I. FINANCIAL INFORMATION
Item 1.                       Financial Statements

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per share data)




                                            June 30      December 31
                                              2005           2004
                                          ------------   -------------
                                           (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents               $     861         $  10,122
  Auction rate securities                        --             5,000
  Accounts receivable                        86,754            81,132
  Inventories                               110,359           110,812
  Prepaid expenses                           10,337             6,654
  Deferred income taxes                       2,113             2,249
  Other current assets                        4,213            14,453
                                         ------------    -------------
        Total current assets                214,637           230,422
Accounts receivable, long-term                9,220             9,396
Property and equipment                      210,322           205,037
Other assets                                 11,700            12,711
                                         ------------    -------------
                                          $ 445,879         $ 457,566
                                         ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable to banks                  $   1,350         $       -
  Accounts payable                           25,352            31,202
  Customer deposits                          26,111            24,040
  Accrued liabilities                        37,095            45,460
  Current portion of long-term debt and
     capital  lease obligations              12,816            20,270
                                         ------------    -------------
            Total current liabilities       112,724           120,972
  Long-term debt and capital lease
    obligations, less current portion        37,982            44,228
  Other liabilities                          19,662            20,108
                                         ------------    -------------
            Total liabilities               170,368           185,308

Stockholders' Equity
  Capital stock, par value $1 per share:
  Preferred Stock, Authorized: 1,000 shares;
      Issued:  None
  Common Stock, Authorized:  50,000 shares;
    Issued: 2005 - 24,370;
    2004 - 24,293 shares                     24,370            24,293
  Convertible Class A Common Stock,
     Authorized: 15,000 shares;
     Issued:  2005 - 4,830;
     2004 - 4,840 shares                      4,830             4,840
  Additional paid-in capital                 55,661            55,108
  Long-term incentive plan deferred
     compensation                            (2,360)           (2,971)
  Retained earnings                         252,196           250,511
  Accumulated other comprehensive loss       (1,005)           (1,295)
  Less treasury stock at cost -
     Common Stock (2005 - 5,932;
     2004 - 5,937 shares) and Convertible
     Class A Common Stock (2005 and
     2004 - 522 shares)                     (58,181)          (58,228)
                                         ------------    -------------
            Total stockholders' equity      275,511           272,258
                                         ------------    -------------
                                         $  445,879         $ 457,566
                                         ===========        =========

See notes to condensed consolidated financial statements.

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except per share data - Unaudited)


                                     Quarter Ended          Six Months Ended
                                       June 30                  June 30
                                --------------------- -------------------------
                                  2005       2004         2005         2004
                                ---------  ---------- -----------  ------------
                                           Restated -               Restated -
                                           See Note B)              See Note B)


Net sales                       $ 192,394  $  179,614  $  400,027   $  396,915
Cost of goods sold                 95,310      88,960     198,334      181,299
                                ---------- ----------- -----------  -----------
  Gross profit                     97,084      90,654     201,693      188,616

Credit service charge                 875       1,163       1,865        2,467
                                ---------- ----------- -----------  -----------
  Gross profit and other
     revenue                       97,959      91,817     203,558      191,083


Expenses:
  Selling, general and
    administrative                 95,249      85,149     195,138      174,151
  Interest                            397         964       1,298        2,089
  Provision for doubtful
    accounts                          311         198         517          329
  Other expense (income), net          20        (264)       (439)        (853)
                                ---------- ----------- -----------  -----------
                                   95,977      86,047     196,514      175,716

Income before income taxes          1,982       5,770       7,044       15,367
Income taxes                          673       2,124       2,561        5,675
                                ---------- ----------- -----------  -----------
  Net income                     $  1,309    $  3,646    $  4,483     $  9,692
                                ========== =========== ===========  ===========

Basic earnings per share:
  Common Stock                      $0.06       $0.16       $0.20        $0.44
  Class A Common Stock              $0.05       $0.15       $0.19        $0.41


Diluted earnings per share:
  Common Stock                      $0.06       $0.16       $0.20        $0.42
  Class A Common Stock              $0.05       $0.15       $0.19        $0.40


Weighted average shares -
basic:
  Common Stock                     18,431      18,221      18,403       18,154
  Class A Common Stock              4,311       4,343       4,314        4,354

Weighted average shares -
assuming dilution:
  Common Stock                     22,913      23,048      22,956       23,116
  Class A Common Stock              4,311       4,343       4,314        4,354

Cash dividends per share:
  Common Stock                    $0.0625     $0.0625      $0.125       $0.125
  Class A Common Stock            $0.0575     $0.0575      $0.115       $0.115



See notes to condensed consolidated financial statements.

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands - Unaudited)






                                           Six Months Ended June 30
                                           -------------------------
                                               2005          2004
                                           ------------  -----------
                                                          (Restated -
                                                           See Note B)

Cash Flows from Operating Activities:
  Net income                                 $   4,483    $  9,692
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization               10,524       9,452
    Provision for doubtful accounts                517         329
    Gain on sale of property and
      equipment                                     32          94
    Other                                          830         126

Changes in operating assets and
  liabilities:
    Accounts receivable                         (5,963)      7,328
    Inventories                                    453     (12,094)
    Customer deposits                            2,071       3,979
    Other assets and liabilities                 6,212       2,923
    Accounts payable and accrued
      liabilities                               (14,216)    (16,231)
                                             ------------ -----------
        Net cash provided by operating
            activities                           4,943       5,598
                                             ------------ -----------
Cash Flows from Investing Activities:
  Capital expenditures                         (15,937)    (10,835)
  Purchases of auction rate securities              --     (15,000)
  Proceeds from sale of property and
     equipment                                      96         911
  Sales of auction rate securities               5,000          --
  Other investing activities                     1,209       2,196
                                             ------------ -----------
        Net cash used in investing
           activities                           (9,632)    (22,728)
                                             ------------ -----------
Cash Flows from Financing Activities
  Proceeds from borrowings under               334,350          --
     revolving credit facilities
  Payments of borrowings under revolving      (323,000)         --
     credit facilities
                                             ------------ -----------
            Net increase in borrowings under
               revolving credit facilities      11,350          --

  Payments on long-term debt and capital
     lease obligations                         (13,700)     (6,650)
  Proceeds from exercise of stock options          576       1,792
  Dividends paid                                (2,798)     (2,768)
                                             ------------ -----------
        Net cash used in financing
            activities                          (4,572)    ( 7,626)
                                             ------------ -----------
Decrease in cash and cash equivalents           (9,261)    (24,756)

Cash and cash equivalents at beginning of
   the year
                                                10,122      31,591
                                             ------------ -----------
Cash and cash equivalents at end of
   period                                     $    861    $  6,835
                                             ============ ===========

See notes to condensed consolidated financial statements.

        HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation
------------------------------

Haverty Furniture Companies, Inc. ("Havertys" or the "Company") is a full-service home furnishings retailer. The Company operates all of its stores using the Havertys brand and does not franchise its concept. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries and one variable interest entity under FIN
46. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys Annual Report on Form 10-K for the fiscal year ended December 31, 2004. As a result of the lease adjustments discussed in Note B below, certain information included in that Form 10-K was restated in Form 10-K/A, which was filed with the Securities and Exchange Commission ("SEC") on June 27, 2005. Certain prior-year amounts have been reclassified to conform to the 2004 financial statement presentation.

NOTE B - Restatement of Previously Issued Condensed Consolidated
         Financial Statements
--------------------------------------------------------------------

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

In its earnings release for the year and quarter ended December 31, 2004, the Company first reported recording adjustments totaling $0.4 million to adjust straight-line rent expense and to correct its accounting for leases. As then discussed, it had been our policy to depreciate our property and equipment, including assets on leased properties, over the estimated useful lives of those assets. In some cases, these assets on leased properties were depreciated over a period of time that included both the initial term of the lease and one or more option periods. However, in certain instances, when calculating straight-line rent expense, the Company excluded option periods which had been included for depreciation purposes. In December 2004, the Company revised its computation of straight-line rent to include certain option periods where failure to exercise such options would result in an economic penalty. As a result, the Company concluded that rent expense was cumulatively understated by $0.4 million as of December 31, 2004, and as the amount was immaterial, recorded the adjustment in the quarter then ended.

        HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)



Subsequent to the issuance of the SEC letter and the additional clarification from the SEC concerning the acceptable accounting methods, we undertook an additional review of our accounting policies relative to rent holidays. The adjustment described below changes our accounting practices to expense straight-line rent from the point at which the Company takes control and possession of a leased site (generally at the beginning of construction). Previously, the Company began straight-lining of rent at the earlier of the dates actual rent payments commenced or the opening of the store. The cumulative pre-tax adjustment of $2.8 million reflects the correct treatment for rent holidays and the adjustment for option periods noted above.

The Company corrected these errors through restatement of its consolidated financial statements reported on Form 10-K for the fiscal year ended December 31, 2004. The Company filed a Form 10-K/A for the fiscal year ended December 31, 2004 on June 27, 2005. The condensed consolidated balance sheet as of December 31, 2004 contained herein reflects all adjustments included in that Form 10-K/A.

The  impacts  of  these restatement adjustments  on  the  condensed
consolidated   statements of income  are   summarized   below   (in
thousands, except per share data):



                            For the Three Months Ended June 30, 2004
                            -----------------------------------------
                              Previously                  As
Income Statement Data          Reported   Adjustments  Restated
-----------------------       ----------  -----------  --------


Selling, general  and
administrative expenses       $ 84,946    $  203      $ 85,149

Income before income taxes       5,973      (203)        5,770

Income taxes                     2,228      (104)        2,124
                              ---------   --------     --------
    Net income                $  3,745    $  (99)      $ 3,646
                              =========   ========     ========

Earnings per share of Common
  Stock:
Basic                            $0.17                   $0.16
Diluted                          $0.16                   $0.16




        HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)




                             For the Six Months Ended June 30, 2004
                             --------------------------------------

                                Previously                As
Income Statement Data           Reported   Adjustments  Restated
---------------------          ----------  -----------  ----------

Selling, general and
administrative expenses        $ 173,737     $ 414      $ 174,151

Income before income taxes        15,781      (414)        15,367

Income taxes                       5,886      (211)         5,675
                               ----------   --------    ----------
    Net income                 $   9,895     $(203)     $   9,692
                               ==========   ========    ==========
Earnings per share of Common
  stock:
Basic                              $0.44                    $0.44
Diluted                            $0.43                    $0.42


The restatement adjustments did not affect total cash flows provided by or used in operating, investing or financing activities for the three or six months ended June 30, 2004.


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

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):


                                 Quarter Ended       Six Months
                                    June 30         Ended June 30
                               -----------------   ---------------
                                 2005      2004     2005     2004
                               -------    ------   ------- -------

Common:
Weighted average share
    outstanding                 18,431    18,221   18,403   18,154

Assumed conversion of Class A
Common shares                    4,311     4,343    4,314    4,354

Diluted options                    171       484      239      608
                               --------   -------  ------- ------
Total weighed-average diluted
common shares                   22,913    23,048   22,956   23,116
                               ========   =======  ======= =======

NOTE D - Stock-Based Compensation
---------------------------------

At June 30, 2005, the Company had three stock-based employee compensation plans under which awards have been made: a non-compensatory employee stock purchase plan, a stock option plan and a long-term incentive plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for any options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock compensation is charged to expense over the vesting periods of the grants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):


                                   Quarter Ended        Six Months Ended
                                      June 30               June 30
                                  -----------------    ------------------
                                    2005     2004        2005      2004
                                  -------  --------    --------  -------
                                          (Restated              (Restated
                                          See Note B)            See Note B)


Net income, as reported          $  1,309  $  3,646    $ 4,483    $ 9,692

Reported stock-based
 compensation expense,
 net of taxes                         238        --        446         --

Pro forma stock-based
 employee compensation expense
 net of tax                         (900)     (696)    (1,779)    (1,365)
                                 --------- ---------  ---------  ---------
Pro forma net income             $   647   $  2,950    $ 3,150    $ 8,327
                                 ========= =========  =========  =========
Earnings per share:
As reported
 Basic:
        Common                     $0.06      $0.16      $0.20      $0.44
        Class A                    $0.05      $0.15      $0.19      $0.41
 Diluted:
        Common                     $0.06      $0.16      $0.20      $0.42
        Class A                    $0.05      $0.15      $0.19      $0.40

Pro Forma:
 Basic:
        Common                     $0.03   $0.13    $0.14    $0.37
        Class A                    $0.03   $0.12    $0.13    $0.35
 Diluted:
        Common                     $0.03   $0.13    $0.14    $0.37
        Class A                    $0.03   $0.12    $0.13    $0.35


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



NOTE F - Other (income) expense, net
------------------------------------

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

NOTE G - Comprehensive Income
-----------------------------

Total comprehensive income was comprised of the following (in thousands):

                               Quarter Ended      Six Months
                                  June 30       Ended June 30
                              ----------------  ---------------
                               2005     2004     2005     2004
                              ------- -------   ------   ------

   Net income                $ 1,309  $ 3,646  $ 4,483   $ 9,692
   Changes  in derivatives,
    net of applicable
    income tax                   145      145      290       290
                             -------- -------- --------  --------
         Total comprehensive
             income          $ 1,454  $ 3,791  $ 4,773   $ 9,982
                             ======== ======== ========  ========



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

        HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

Net pension cost included the following components (in thousands):

                                  Quarter Ended      Six Months
                                     June 30        Ended June 30
                                 ---------------  ----------------
                                  2005     2004    2005      2004
                                 ------- -------  -------  -------

  Service cost-benefits
    earned during the period     $  705  $  639   $ 1,410  $ 1,278
  Interest  cost on projected
    benefit obligations             814     782     1,628    1,564
  Expected  return  on   plan
    assets                       (1,015)   (980)   (2,030)  (1,960)
  Amortization of prior
    service costs                    33      33        66       66
                                 -------  ------  --------  -------

  Net pension cost               $  537  $  474   $ 1,074  $   948
                                 =======  ======  ========  =======

The Company disclosed in its financial statements for the year ended December 31, 2004, a planned $3.5 million contribution to the pension plan in 2005. No contributions were made to the plan in the first six months of 2005, but $3.5 million is expected to be contributed prior to December 31, 2005.


NOTE I - Accounting and Disclosure Changes
------------------------------------------

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Prior to June 30, 2004, the Company classified its accounts receivable portfolio as a current asset in accordance with trade practice. In the aggregate, and based on historical experience, the receivables are collected in seven to eight months. Effective June 30, 2004, for those credit promotions which extend beyond one year, the Company classifies a portion of the receivables as long-term based on the specific programs' historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, management does not believe the collection rate will differ significantly. At June 30, 2005 and 2004, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $28.5 million and $27.9 million, respectively.


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

Net Sales
Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comp-store sales increases for the periods indicated:




                       2005                               2004                         2003
        -------------------------------- -------------------------------- -------------------------------
                             Comp-Store                       Comp-Store                       Comp-Store
            Net Sales          Sales        Net Sales           Sales         Net Sales          Sales
        ------------------- ------------ ------------------- ------------ -------------------  ----------
                % Increase   % Increase           % Increase  % Increase           % Increase  % Increase
                (decrease)   (decrease)           (decrease)  (decrease)           (decrease)  (decrease)
Period  Dollars over period over period  Dollars  over prior  over prior  Dollars  over prior  over prior
Ended   (000)s    period      period      (000)s   period      period      (000)s    period      period
------ -------- ----------- ----------- --------- ---------- -----------  -------- ----------  ----------

Q1       207.6      9.1        4.7        190.3      8.5         4.0        175.4      0.2         (6.6)

Q2       192.4      7.1        2.3        179.6      6.5         2.6        168.6      2.3         (2.2)

Q3           -        -          -        197.4      1.1        (1.0)       195.4     11.2          6.1

Q4           -        -          -        216.8      5.6         3.0        205.3      8.9          5.7
         -----------------------------  --------------------------------  -------------------------------
Year     400.0      8.1        3.5        784.2      5.3         2.1        744.6      5.8          1.0
         =============================  ================================  ===============================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Total sales increased $12.8 million or 7.1% and $30.1 million or 8.1% in the second quarter and the first six months of 2005, respectively. Comparable store sales rose 2.3% or $4.1 million in the second quarter and 3.5% or $13.0 million during the first six months of 2005. The remaining $8.7 million and $17.1 million of the increases in the second quarter and first six months of 2005, respectively, were from new and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouses or temporary locations are excluded from comparable store sales, as are periods when stores are closed for remodeling.

Retail sales of big-ticket home goods were weak from mid 2002 to mid 2003, which was widely reported to be due to consumer anxiety about employment uncertainty, threats of war, war and geopolitical unrest. There was also a lingering negative effect from lower stock market values. Beginning in June 2003 we had positive comp-store monthly sales results that continued throughout the remainder of 2003 and through April 2004 (excluding November 2003 which was 0.4% negative). Sales in our Florida and Southeast markets during August and September of 2004 were negatively impacted by record-breaking severe weather from four hurricanes within a six-week period. These lost sales were particularly significant because our Florida stores normally produce approximately 23% of our total sales. We do expect that the storm damage will continue to generate some incremental sales through August of 2005 as damaged furniture is replaced and related redecorating activity continues.

We  believe  that continued strong housing sales and  low  interest rates are a positive factor for the industry, but consumer confidence and further indications of a strengthening economy are key to increased spending for big- ticket furniture items. Many retailers have been advertising aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our "everyday low pricing" integrity with our customers over the longer term. Instead, we have used some promotional pricing during traditional sales events. Supplementing the pricing promotions, we also offer free-interest and deferred payment financing promotions. During the remainder of the year we expect to continue with this approach of providing a selection of specially priced merchandise and competitive financing promotions to increase traffic in our stores. We will also be using additional advertising methods to reach our target customers.

Our sales during the first six months of 2005 increased across all of our major categories of furnishings, with casual dining, recliners and sleeper sofas and bedding performing better than the average. Our average price per item was up slightly and our average sales transaction was modestly higher in the second quarter over the prior year period. Net sales for each period by category were as follows (in millions):


                       Three Months Ended                      Six Months Ended
                            June 30                                  June 30
               -----------------------------------   ----------------------------------
                      % of Net           % of Net            % of Net          % of Net
                2005    Sales      2004    Sales      2005     Sales     2004     Sales
              ------- ---------  ------- --------    ------  --------  ------- --------

Upholstery    $ 48.4    25.2%    $ 44.2     24.6%    $ 99.3    24.8%   $ 92.1    24.9%
Bedroom         41.4    21.5       40.9     22.8       86.8    21.7      82.8    22.4
Formal Dining   13.7     7.1       14.0      7.8       28.7     7.2      28.5     7.7
Casual Dining   11.9     6.2        8.8      4.9       23.1     5.8      18.2     4.9
Recliners
and Sleeper     13.9     7.2       12.8      7.1       30.1     7.5      27.1     7.3
Sofas
Occasional      31.6    16.4       29.7     16.5       67.6    16.9      62.9    17.0
               ------ -------    -------   ------     ------  ------   -------  ------
   Total
    Furniture
    Sales      160.9    83.6      150.4     83.7      335.6    83.9     311.6    84.2
               ------ -------    -------   ------     ------  ------   -------  ------
Bedding         18.0     9.4       17.7      9.9       36.9     9.2      34.1     9.2
Accessories
and Other       13.5     7.0       11.5      6.4       27.5     6.9      24.2     6.6
               ------ -------    -------   ------     ------  ------   -------  ------
Net Sales     $192.4   100.0%    $179.6    100.0%    $400.0   100.0%   $369.9   100.0%
               ====== =======    =======   ======     ======  ======   =======  ======


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

Gross profit for the second quarter was flat compared to the prior year period and up approximately 10 basis points on a sequential basis over the first quarter of this year. During the first half of 2005 we closed five local warehouses and our Florida regional warehouse facility. This generated higher than normal markdowns which, combined with pricing pressure on certain products, has impacted gross profit margins by approximately 55 basis points as compared to the six months ended June 30, 2004.

We expect to have improvement in the third and fourth quarter of 25 to 50 basis points over the 2004 gross profit margin level in those periods due to several factors related to merchandise selection, the consolidation of our distribution network and improved supply chain management. We now have fewer pools of inventory, which reduces product handling and damage resulting in fewer markdowns, and a tighter supply chain, which reduces the level of closeouts for discontinued merchandise.

Substantially  all   of   our   purchasing,  receiving, warehousing
and distribution costs are included in selling, general and administrative expenses. Accordingly our gross profit may not be comparable to those entities that include these costs in cost of goods sold.


Selling, General and Administrative Expenses


Selling, general and administrative ("SG&A") expenses are comprised of five categories: selling; occupancy; warehouse and delivery; administrative; and advertising. Selling expenses are primarily comprised of compensation of sales associates and sales support staff and bank card charges. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Warehouse and delivery costs include personnel, fuel costs, and depreciation and rental charges for equipment and rolling stock. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, real estate and human resource departments, as well as retirement costs for all Havertys employees. Advertising expenses are primarily media production and space, direct mail costs and market research expenses.

Our SG&A costs in the second quarter were up 210 basis points as a percent of sales on a comparable basis. Higher fixed costs were not leveraged as sales in May and June did not meet planned levels. Our distribution system is designed to support the expansion of our business efficiently. However, the system is more transportation oriented and rising fuel costs have an immediate impact on profitability. Our operations team is carefully evaluating cost saving opportunities to adjust deliveries to our markets without negatively impacting our customer service. Demurrage costs for the second quarter were $0.4 million, lower than the $0.6 million expense in the first quarter. These costs are incurred when imported containers are not unloaded and returned to the port within the required time period. We are working to reduce these charges but we do not expect to eliminate them entirely, particularly as carriers reduce their "free" turnaround time.



Item 2.  Management's  Discussion  and  Analysis   of   Financial
         Condition and  Results of Operations  (Continued)


Our SG&A costs for the first half of 2005 were up 170 basis points as a percent of sales on a comparable basis. Our operations were affected by the last major phase of our distribution transition. The overall impact from closing and consolidating six warehouses into our new Florida Distribution Center was costly. The expenses associated with operating duplicative facilities, moving, training and severance costs were approximately $1.9 million. While this transition has been difficult and demonstrably expensive in period costs and human capital, we believe it is necessary. We are better positioned to handle our growing share of the dynamic Florida markets more efficiently and have improved our ability to add new markets and stores in this state.

We also experienced increased costs during the first half related to ongoing operations for insurance, utilities and professional service fees. Insurance costs were up $1.0 million in the second quarter and $1.9 million for the six months ended June 30, 2005 compared to the respective periods of 2004. The increases are primarily in the areas of medical and workers' compensation. Utilities have increased approximately 21% over the prior year for the quarter and the six months ended June 30, 2005. The new regulatory requirements and the cost of compliance with the Sarbanes-Oxley Act contributed to a $0.2 million increase in the second quarter and a $0.8 million increase for the first half of 2005 in professional service fees as compared to the 2004 periods.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features. The in-house financing program most frequently chosen by our customers during the second quarter was a no interest offer requiring 20 to 23 equal monthly payments. This program and the similar 12-month program generates very minor credit revenue, but helps us reduce our interest expense and bad debts due to the faster payout relative to our deferred payment in-house credit programs. We offer our customers the opportunity to apply for credit with a third party credit provider. Sales financed by this provider are not Havertys' receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular program offered through the third party provider is a deferred payment for 12 to 18 months with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The longer-term no interest equal monthly payments offer which we began in the first quarter of 2005 is currently the most popular of all the credit programs offered. During the second quarter of 2005, the amounts financed under all credit programs as a percent of sales was 38.7% as compared to 39.7% in the second quarter of 2004. The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

                                   Three Months       Six Months
                                      ended              Ended
                                     June 30            June 30
                                 ----------------  ----------------
                                  2005      2004    2005      2004
                                 -------  -------  -------  -------
Credit Service Charge Revenue    $ 875     $1,163   $1,865   $2,467

Amount Financed as a % of Sales
    Havertys                      23.3%     26.7%    23.0%    23.4%
    Third-Party                   15.4%     13.0%    16.3%    17.4%
                                --------  --------  -------  -------
                                  38.7%     39.7%    39.3%    40.8%

% Financed by Havertys with
    No Interest for 12 months     24.6%     37.1%    25.8%    48.9%
    No Interest for > 12 months   54.2%     40.8%    52.2%    25.2%
    No Interest < 12 months        9.6%     11.6%    10.2%    14.1%
    Other                         11.6%     10.5%    11.8%    11.8%
                                --------  --------  -------  -------
                                 100.0%    100.0%   100.0%   100.0%


                                            June 30
                                      --------------------
                                        2005        2004
                                      --------   ---------

Accounts receivable                   $98,574     $93,697
Allowance for doubtful accounts         2,600       3,700
Allowance  as a % of  accounts
   receivable                             2.6%        3.9%


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


Balance Sheet Changes for the Six Months Ended June 30, 2005


Cash balances declined by approximately $9.3 million from December 31, 2004 to June 30, 2005 as we utilized cash balances and cash generated from operations to make capital expenditures.

Accounts receivable increased approximately $6.0 million during the first quarter due to the popularity of our no interest credit offer requiring 20 to 23 equal monthly payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Other current assets declined by approximately $10.2 million as we utilized cash held in escrow to acquire a property previously financed under a capital lease, collected vendor rebates receivables, and had a lower amount receivable at June 30, 2005 from our third-party customer credit provider.

Accounts  payable   decreased  $5.9  million due lower purchases as
overall inventory was  reduced during the  second  quarter  and   a
reduction in the level of inventory in transit.

Accrued liabilities declined by approximately $8.4 million due to payments during the period for the 2004 bonus accrual, certain property and sales taxes, and a group health insurance liability to a prior provider.

Capital lease obligations declined as we elected to purchase a property under a capital lease as previously discussed.


Liquidity and Capital Resources


The   following  discusses  the  sources  of  our  cash  flows  and commitments which impact our liquidity and capital resources on both a short-term and long-term basis.

Cash flows generated from operations provide us with a significant source of liquidity. Cash provided by operations remained positive at $4.9 million in spite of increases in accounts receivables and reductions in accounts payable and accrued liabilities. Net income was $4.5 million and depreciation and amortization was $10.5 million.

Cash flows used in investing activities of $9.6 million in the first six months of 2005 were primarily for capital expenditures of $15.9 million offset in part by the sales of auction rate securities.

Cash flows used in financing activities were $4.6 million as we borrowed a net $11.4 million under our revolving credit facilities and repaid $13.7 million of debt and capital lease obligations and paid $2.8 million in dividends.


Financings


In addition to term borrowings and capital leases, we have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with six commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in September 2005. We expect to renew these facilities by early September with existing lenders and a five year term. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had $11.4 million outstanding under these facilities at June 30, 2005. We had letters of credit in the amount of $4.7 million outstanding at June 30, 2005 and these amounts are considered part of the facilities usage. We had an unused capacity of $63.9 million at June 30, 2005.


Store Expansion and Capital Expenditures


We have entered several new markets and made continued improvements and relocations of our store base. Our total selling square footage increases per year have historically averaged in the 5% to 6% range.

We are expecting to add approximately 1.9% retail square footage during 2005. We opened an additional store in the Metro DC market during the first quarter. We also plan to open a new store in the new markets of Indianapolis, Indiana and Columbus, Ohio in the fourth quarter. Three of our best stores are also being physically expanded during 2005. Two older stores in Shreveport, Louisiana will be replaced by a single, better located showroom in the fourth quarter. We will also be closing one store in Austin, Texas in the fourth quarter and have not identified its replacement site.

We plan to open approximately five stores in 2006. These include a store in Ft. Lauderdale, Florida; a location near Stonecrest Mall, east of Atlanta; a relocated store in South Dallas, Texas in the
Cedar Hill area; and two additional stores in Florida. We are aggressively evaluating other possible new locations which we believe will become available in existing retail sites in the near term. Our strategy is to pursue opportunities in denser markets which we can serve using our existing distribution.

Our planned expenditures for 2005 are $40.0 million for stores, distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2005 capital expenditures.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes with respect to the Company's derivative financial instruments and other financial instruments and their related market risk since the date of the Company's most recent annual report.


Item 4.  Controls and Procedures


The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer of the Company and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.

Based  upon  that  evaluation, the President  and  Chief  Executive
Officer  and  the  Chief  Financial  Officer  concluded  that   the
Company's disclosure controls and procedures are effective.

As disclosed in our Form 10-K/A filed on June 27, 2005, we made changes in our internal control over financial reporting with respect to lease accounting. We have assigned specific financial accounting and reporting personnel together with our real estate department to review all new leases during each quarterly period. Specifically, these individuals, subject to a second level review, are responsible for the following with respect to each of our new leases:

    * A consistent lease period (generally, the initial non-cancelable lease term plus certain option periods where failure to exercise such options would result in an economic penalty) is used when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of leases as either operating or capital; and

    *  Commencement of the lease term and straight-line rent expense
       is calculated based on  the  date  when the   Company   takes
       possession and the right to control use of the leased premises.

                    PART II. OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders


The 2005 Annual Meeting of Stockholders of the Company was held on May 16, 2005. There were two proposals on the ballot.

Proposal 1:  All nine incumbent directors nominated were elected by the holders of Class A Common Stock of the Company to a one year term with the following votes:

          NOMINEE                     FOR            WITHHELD
    ----------------------     ----------------  ----------------
    Clarence H. Ridley             4,018,688            0
    Clarence H. Smith              4,018,688            0
    Rawson Haverty, Jr.            4,018,688            0
    Frank S. McGaughey, III        4,018,688            0
    John T. Glover                 4,018,288            0
    Mylle H. Mangum                4,018,688            0
    Fred L. Schuermann             4,018,688            0
    Al Trujillo                    4,018,688            0
    Ben M Haverty                  4,018,688            0

Proposal 2:  All three incumbent directors nominated were elected by the holders of Common Stock of the Company to a one year term with the following votes:

            NOMINEE                     FOR            WITHHELD
    ----------------------      ----------------  -----------------
    L. Phillip Humann              13,974,196         3,066,804
    Vicki R. Palmer                16,194,184           846,815
    Terrence F. McGuirk            16,074,644           966,355





Item 6.   Exhibits

  (a) Exhibits

   The exhibits listed below are filed with or incorporated by reference into this Report (those filed with this report are denoted by an asterisk). Exhibits marked with a "+" constitute a management contract or compensatory plan or arrangement. Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced document.

      Exhibit
      Number     Description of Exhibit  (Commission File No. 1-14445)
      -------    ----------------------------------------------------

      3.1 Articles of Incorporation of Haverty Furniture Companies, Inc. as amended and restated on March 6, 1973, and amended on April 24, 1979, and as amended on April 24, 1985 (Exhibit 3.1 to our 1985 Second Quarter Form 10-Q); Amendment to the Articles of Incorporation dated April 26, 1986 (Exhibit 3.1.1 to our 1986 First Quarter Form 10-
                 Q); Amendment to the Articles of Incorporation dated April 28, 1989 (Exhibit 3.1.2 to our 1989 Form 10-Q); Amendment to the Articles of Incorporation dated April 28, 1995 (Exhibit 3.1.3 to our 1996 Form 10-K).

      3.2 Amended and Restated By-laws of Haverty Furniture Companies, Inc. as amended on February 26, 2004 (Exhibit 3.2 to our 2003 Form 10-K).

      +10.5 Employee Stock Purchase Plan, as amended and restated as of October 29, 1999 (Exhibit 10.7 to our 2000 Form 10-K); Amendment No. 1 to the Employee Stock Purchase Plan (Exhibit 10.2 to our Registration Statement on Form S-8; File No. 333-66010).

      *+10.5.1 Amendment to the Employee Stock Purchase Plan effective as of July 1, 2005.

      *+10.7     Amended    and    Restated   Directors    Deferred
                 Compensation Plan effective as of January 1, 2005.

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

                             HAVERTY FURNITURE COMPANIES, INC.
                              (Registrant)

Date: August 9, 2005         By:  /s/ Clarence H. Smith
                                 ---------------------------
                                      Clarence H. Smith
                                        President and
                                   Chief Executive Officer


Date: August 9, 2005         By:  /s/ Dennis L. Fink
                                 ---------------------------
                                      Dennis L. Fink
                                 Executive Vice President and
                                   Chief Financial Officer