Form 10-Q/A
period 2005-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2005-08-15
CIK 216085

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q/A
                          (Amendment No. 1)


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

                               EXPLANATORY NOTE

 Haverty Furniture Companies, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 solely to correct the following Edgar conversion errors: Page 1 under the June 30, 2005 column for "Notes payable to banks", page 2 under the column for the Six Months Ended June 30, 2004 for "Net Sales", and on page 18 under Part II, Item 4, Submission of Matters to a Vote of Security Holders. With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 has been supplemented, updated or amended.




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

                     PART I. FINANCIAL INFORMATION
Item 1.                       Financial Statements

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per share data)




                                            June 30      December 31
                                              2005           2004
                                          ------------   -------------
                                           (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents               $     861         $  10,122
  Auction rate securities                        --             5,000
  Accounts receivable                        86,754            81,132
  Inventories                               110,359           110,812
  Prepaid expenses                           10,337             6,654
  Deferred income taxes                       2,113             2,249
  Other current assets                        4,213            14,453
                                         ------------    -------------
        Total current assets                214,637           230,422
Accounts receivable, long-term                9,220             9,396
Property and equipment                      210,322           205,037
Other assets                                 11,700            12,711
                                         ------------    -------------
                                          $ 445,879         $ 457,566
                                         ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable to banks                  $  11,350         $       -
  Accounts payable                           25,352            31,202
  Customer deposits                          26,111            24,040
  Accrued liabilities                        37,095            45,460
  Current portion of long-term debt and
     capital  lease obligations              12,816            20,270
                                         ------------    -------------
            Total current liabilities       112,724           120,972
  Long-term debt and capital lease
    obligations, less current portion        37,982            44,228
  Other liabilities                          19,662            20,108
                                         ------------    -------------
            Total liabilities               170,368           185,308

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

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except per share data - Unaudited)


                                     Quarter Ended          Six Months Ended
                                       June 30                  June 30
                                --------------------- -------------------------
                                  2005       2004         2005         2004
                                ---------  ---------- -----------  ------------
                                           Restated -               Restated -
                                           See Note B)              See Note B)


Net sales                       $ 192,394  $  179,614  $  400,027   $  369,915
Cost of goods sold                 95,310      88,960     198,334      181,299
                                ---------- ----------- -----------  -----------
  Gross profit                     97,084      90,654     201,693      188,616

Credit service charge                 875       1,163       1,865        2,467
                                ---------- ----------- -----------  -----------
  Gross profit and other
     revenue                       97,959      91,817     203,558      191,083


Expenses:
  Selling, general and
    administrative                 95,249      85,149     195,138      174,151
  Interest                            397         964       1,298        2,089
  Provision for doubtful
    accounts                          311         198         517          329
  Other expense (income), net          20        (264)       (439)        (853)
                                ---------- ----------- -----------  -----------
                                   95,977      86,047     196,514      175,716

Income before income taxes          1,982       5,770       7,044       15,367
Income taxes                          673       2,124       2,561        5,675
                                ---------- ----------- -----------  -----------
  Net income                     $  1,309    $  3,646    $  4,483     $  9,692
                                ========== =========== ===========  ===========

Basic earnings per share:
  Common Stock                      $0.06       $0.16       $0.20        $0.44
  Class A Common Stock              $0.05       $0.15       $0.19        $0.41


Diluted earnings per share:
  Common Stock                      $0.06       $0.16       $0.20        $0.42
  Class A Common Stock              $0.05       $0.15       $0.19        $0.40


Weighted average shares -
basic:
  Common Stock                     18,431      18,221      18,403       18,154
  Class A Common Stock              4,311       4,343       4,314        4,354

Weighted average shares -
assuming dilution:
  Common Stock                     22,913      23,048      22,956       23,116
  Class A Common Stock              4,311       4,343       4,314        4,354

Cash dividends per share:
  Common Stock                    $0.0625     $0.0625      $0.125       $0.125
  Class A Common Stock            $0.0575     $0.0575      $0.115       $0.115



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

Proposal 1:  All nine incumbent directors nominated were elected by the holders of Class A Common Stock of the Company to a one year term with the following votes:

          NOMINEE                     FOR            WITHHELD
    ----------------------     ----------------  ----------------
    Clarence H. Ridley             4,018,688            0
    Clarence H. Smith              4,018,688            0
    Rawson Haverty, Jr.            4,018,688            0
    Frank S. McGaughey, III        4,018,688            0
    John T. Glover                 4,018,288          400
    Mylle H. Mangum                4,018,688            0
    Fred L. Schuermann             4,018,688            0
    Al Trujillo                    4,018,688            0
    Ben M Haverty                  4,018,688            0

Proposal 2:  All three incumbent directors nominated were elected by the holders of Common Stock of the Company to a one year term with the following votes:

            NOMINEE                     FOR            WITHHELD
    ----------------------      ----------------  -----------------
    L. Phillip Humann              13,974,196         3,066,804
    Vicki R. Palmer                16,074,644           966,355
    Terrence F. McGuirk            16,194,184           846,815





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

      +10.5.1 Amendment to the Employee Stock Purchase Plan effective as of July 1, 2005 (Exhibit 10.5.1 to our 2005 2nd Quarter Form 10-Q).

      +10.7      Amended    and    Restated   Directors    Deferred
                 Compensation Plan effective as of January 1, 2005 (Exhibit 10.7 to our 2005 2nd Quarter Form 10-Q).

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

                             HAVERTY FURNITURE COMPANIES, INC.
                              (Registrant)

Date: August 12, 2005         By:  /s/ Jenny Hill Parker
                                 ---------------------------
                                      Jenny Hill Parker
                                        Vice President and
                                   Chief Executive Officer