Form 10-Q
period 2005-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2005-11-09
CIK 216085

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

                               OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to

                Commission file number:   1-14445


                HAVERTY FURNITURE COMPANIES, INC.
      (Exact name of registrant as specified in its charter)


               MARYLAND               58-0281900
            (State or other        (I.R.S. Employer
            jurisdiction of       Identification No.)
           incorporation or
             organization)

              780 Johnson Ferry Road, Suite 800
                   Atlanta, Georgia  30342
         (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area
                    code:   (404) 443-2900


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No[ ]

     Indicate  by  check  mark  whether  the  registrant  is   an
accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [  ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of October 31, 2005 were:
Common Stock - 18,121,350; Class A Common Stock - 4,305,521.

                HAVERTY FURNITURE COMPANIES, INC.



                              INDEX



                                                        Page No.
                                                        --------
PART I.   FINANCIAL INFORMATION:


 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          September 30, 2005 and December 31, 2004          1

          Condensed Consolidated Statements of Income
          Nine Months ended September 30, 2005 and 2004     2

          Condensed Consolidated Statements of Cash
          Flows - Nine Months ended September 30, 2005
          and 2004                                          3

          Notes to Condensed Consolidated Financial
          Statements                                        4


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11


 Item 3.  Quantitative and Qualitative Disclosures about
          Market Risk                                       17


 Item 4.  Controls and Procedures                           17


PART II   OTHER INFORMATION

 Item 2.  Unregistered Sales of Equity Securities and
            Use of Proceeds                                 18

 Item 5.  Other Information                                 18

 Item 6.  Exhibits                                          19

                     PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements


          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per share data)



                                         September 30    December 31
                                              2005          2004
                                         ------------    ------------
                                          (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents             $       764      $   10,122
  Auction rate securities                        --           5,000
  Accounts receivable, net                   84,806          81,132
  Inventories                               108,928         110,812
  Prepaid expenses                           12,036           6,654
  Deferred income taxes                       2,044           2,249
  Other current assets                        8,821          14,453
                                        ------------    ------------
        Total current assets                217,399         230,422
Accounts receivable, net                      7,724           9,396
Property and equipment                      215,371         205,037
Other assets                                  7,854          12,711
                                        ------------    ------------
                                         $  448,348      $  457,566
                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable to banks                 $        -      $        -
  Accounts payable                           28,965          31,202
  Customer deposits                          32,092          24,040
  Accrued liabilities                        44,488          45,460
  Current portion of long-term debt and
     capital  lease obligations              13,253          20,270
                                        ------------    ------------
            Total current liabilities       118,798         120,972
  Long-term debt and capital lease
     obligations, less current portion       35,407          44,228
  Other liabilities                          19,659          20,108
                                        ------------    ------------
            Total liabilities               173,864         185,308
                                        ============    ============

Stockholders' Equity
  Capital stock, par value $1 per share:
  Preferred Stock, Authorized: 1,000
    shares; Issued:  None
  Common Stock, Authorized:  50,000
    shares; Issued: 2005 - 24,375;
    2004 - 24,293 shares                     24,375          24,293
  Convertible Class A Common Stock,
    Authorized: 15,000 shares;
     Issued:  2005 - 4,828;
     2004 - 4,840 shares                      4,828           4,840
  Additional paid-in capital                 55,624          55,108
  Long-term incentive plan deferred
    compensation                             (2,116)         (2,971)
  Retained earnings                         254,625         250,511
  Accumulated other comprehensive loss         (859)         (1,295)
  Less treasury stock at cost -
    Common Stock
    (2005 - 6,232; 2004 - 5,937 shares)
    and Convertible Class A Common Stock
    (2005 and 2004 - 522 shares)            (61,993)        (58,228)
                                         ------------    ------------
            Total stockholders' equity       274,484         272,258
                                         ------------    ------------
                                          $  448,348     $   457,566
                                         ============    ============

See notes to condensed consolidated financial statements.

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except per share data - Unaudited)

                                    Quarter Ended       Nine Months Ended
                                    September 30            September
                                ----------------------  ------------------
                                  2005       2004         2005      2004
                               ---------- -----------   --------  --------
                                           (Restated             (Restated
                                           See Note B)          See Note B)


Net sales                      $ 202,044  $ 197,445    $ 602,071  $ 567,360
Cost of goods sold               105,947    102,865      315,746    292,473
                               ---------- ----------   ---------- ----------
  Gross profit                    96,097     94,580      286,325    274,887
Credit service charge                837        992        2,702      3,459
                               ---------- ----------   ---------- ----------
  Gross profit and other revenue  96,934     95,572      289,027    278,346



Expenses:
  Selling, general and
    administrative                93,154     88,964      276,827    254,806
  Interest                           165        741        1,464      2,830
  Provision for doubtful accounts    152        116          668        445
  Other (income) expense, net     (2,645)      (987)      (3,084)    (1,840)
                               ---------- ----------   ---------- ----------
                                  90,827     88,834      275,875    256,241

Income before income taxes         6,107      6,738       13,152     22,105
Income taxes                       2,291      2,501        4,852      8,175
                               ---------- ----------   ---------- ----------
  Net income                    $  3,816   $  4,237     $  8,300  $  13,930
                               ========== ==========   ========== ==========


Basic earnings per share:
  Common Stock                     $0.17      $0.19        $0.37      $0.63
  Class A Common Stock             $0.16      $0.18        $0.35      $0.59

Diluted earnings per share:
  Common Stock                     $0.17      $0.18        $0.36      $0.60
  Class A Common Stock             $0.16      $0.18        $0.35      $0.58

Weighted average shares -
basic:
  Common Stock                    18,278     18,252       18,361     18,187
  Class A Common Stock             4,306      4,338        4,311      4,348

Weighted average shares -
assuming dilution:
  Common Stock                    22,652     22,965       22,860     23,066
  Class A Common Stock             4,306      4,338        4,311      4,348

Cash dividends per share:
  Common Stock                   $0.0625    $0.0625      $0.1875    $0.1875
  Class A Common Stock           $0.0575    $0.0575      $0.1725    $0.1725

See notes to condensed consolidated financial statements.

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands - Unaudited)

                                                Nine Months Ended
                                                  September 30
                                             -----------------------
                                                2005          2004
                                             ----------    ----------
                                                           (Restated -
                                                           See Note B)
Cash Flows from Operating Activities:
  Net income                                 $   8,300     $   13,930
  Adjustments to reconcile net income to
      net cash provided by operating
      activities:
    Depreciation and amortization               15,781         14,145
    Provision for doubtful accounts                669            445
    Gain on sale of property and
        equipment                               (2,570)          (703)
    Other                                        1,103            (27)
  Changes in operating assets and
      liabilities:
    Accounts receivable                         (2,670)        10,118
    Inventories                                  1,884         (8,658)
    Customer deposits                            8,052          5,152
    Other assets and liabilities                   146           (718)
    Accounts payable and accrued
       liabilities                              (3,209)       (10,699)
                                            -----------    ------------
        Net cash provided by operating
           activities                           27,486         22,985
                                            -----------    ------------
Cash Flows from Investing Activities:
  Capital expenditures                         (27,290)       (28,216)
  Purchases of auction rate securities             --         (15,000)
  Proceeds from sale of property and
     equipment                                  7,185           2,501
  Sales of auction rate securities              5,000              --
  Other investing activities                    1,490           2,246
                                            -----------    ------------
        Net cash used in investing
            activities                        (13,615)        (38,469)
                                            -----------    ------------
Cash Flows from Financing Activities:
  Proceeds from borrowings under
    revolving credit facilities               367,850              --
  Payments of borrowings under revolving
    credit facilities                        (367,850)             --
                                            -----------    ------------
         Net increase in borrowings under
            revolving credit  facilities           --              --

  Payments on long-term debt and capital
      lease obligations                       (15,838)         (8,503)
  Treasury stock acquired                      (3,811)             --
  Proceeds from exercise of stock options         605           2,165
  Dividends paid                               (4,185)         (4,157)
                                            -----------    ------------
        Net cash used in financing
            activities                        (23,229)        (10,495)
                                            -----------    ------------
Decrease in cash and cash equivalents          (9,358)        (25,979)

Cash and cash equivalents at beginning of
    the year                                   10,122          31,591
                                            -----------    ------------
Cash and cash equivalents at end of
    period                                   $    764      $    5,612
                                            ===========    ============

See notes to condensed consolidated financial statements.




          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation
         ---------------------

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

NOTE B - Restatement and Reclassification Adjustments
         --------------------------------------------

The Company reviewed its lease accounting during the second quarter of 2005 and determined that it was appropriate to restate its consolidated financial statements for the fiscal years ended December 31, 2002 through 2004. These adjustments related to lease accounting matters, including those discussed by the SEC in its February 7, 2005 letter ("SEC Letter") to the American Institute of Certified Public Accountants ("AICPA"). In the SEC Letter, the SEC expressed its views on the amortization of leasehold improvements, rent holidays and landlord/tenant incentives.

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

The Company capitalizes certain expenses related to handling and transportation into inventory which flows through its distribution centers. All warehouse, transportation and distribution costs are included in the line item Selling, General and Administrative (SG&A). In prior periods, expenditures capitalized into inventory were recognized through SG&A rather than cost of goods sold. The Company has completed its transition to a distribution model that has increased the level of inventory flowing through the distribution centers. Accordingly, the Company now includes those costs capitalized into inventory for handling and transportation in cost of goods sold and has reclassified the prior periods for comparability.

The impact of these changes is outlined below for the periods noted (in thousands, except per share data):

                                           Quarter Ended
                                         September 30, 2004
                          ----------------------------------------------------
                                                                      as
                              as                                    restated
                          previously restatement                      and
Income statement data      reported   adjustment reclassification reclassified
----------------------    ---------- ----------- ---------------- ------------

 Cost of goods sold        $ 98,326    $    -     $    4,539        $ 102,865
 Selling, general  and
    administrative           93,406        97         (4,539)          88,964
 Income before income taxes   6,835       (97)            --            6,738
 Income taxes                 2,551       (50)            --            2,501
 Net income                   4,284       (47)            --            4,237
 Diluted earnings per
   share - Common Stock      $ 0.19    ($0.01)            --            $0.18

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)


                                         Nine Months Ended
                                         September 30, 2004
                         -----------------------------------------------------
                                                                      as
                              as                                    restated
                          previously restatement                      and
Income statement data      reported   adjustment reclassification reclassified
----------------------    ---------- ----------- ---------------- ------------

 Cost of goods sold        $ 279,625    $   --      $    12,848    $  292,473
 Selling, general and
    administrative           267,143       511          (12,848)      254,806
 Income before income taxes   22,616      (511)              --        22,105
 Income taxes                  8,437      (262)              --         8,175
 Net income                   14,179      (249)              --        13,930
 Diluted earnings per
   share - Common Stock        $0.61    ($0.01)              --         $0.60



                                        As of September 30,
                                                2004
                                     ------------------------
                                         as
                                     previously       As
Balance Sheet Data                    reported      restated
-------------------                  ------------  ----------

 Accounts  payable and
    accrued expenses, including
    customer deposits                 $ 82,223     $ 88,535

 Other liabilities  (long term)         13,780       20,808

 Stockholders' equity                  265,484      263,655


The liability for accrued straight-line rent has been reclassified from current to long-term in connection with the restatement in recognition of the portion which will be realized in periods beyond one year.

These changes did not affect total cash flows provided by or used in operating, investing or financing activities for the three or nine months ended September 30, 2004.


NOTE C - Earnings Per Share
         ------------------

The Company reports its earnings per share using the two-class method as required by the Emerging Issues Task Force (EITF). The EITF reached final consensus on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (SFAS 128)," at their March 17, 2004 meeting. EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company's earnings are distributed as dividends to each class of common stock based on their contractual rights.

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

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):


                                  Quarter Ended    Nine Months Ended
                                  September 30       September 30
                                 ---------------    ----------------
                                  2005    2004       2005      2004
                                  -----   -----     ------    ------

Common:
Weighted average shares
   outstanding                   18,278   18,252    18,361    18,187

Assumed  conversion of
   Class  A Common shares         4,306    4,338     4,311     4,348


Diluted options                      68      375       188       531
                                 ------- -------   --------  --------
Total  weighted-average
 diluted common shares           22,652   22,965    22,860    23,066
                                 ======= =======   ========  ========


NOTE D - Stock-Based Compensation
         ------------------------

At September 30, 2005, the Company had three stock-based employee compensation plans under which awards have been made: a non-compensatory employee stock purchase plan, a stock option plan and a long-term incentive plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for any options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock compensation is charged to expense over the vesting periods of the grants.

On  August  18,  2005,  the Board of Directors  of  Haverty  Furniture
Companies, Inc. upon the recommendation of the Board's Executive Compensation Committee, approved the acceleration of vesting of all "out-of-the-money", unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than $12.57, the closing price of the Company's common stock on August 18, 2005. Options to purchase approximately 482,650 shares of common stock, which otherwise would have vested on a yearly basis through 2008 became immediately exercisable. The weighted average exercise price of the accelerated options is $17.49. The decision to initiate the acceleration was made primarily to reduce compensation expense that would be expected to be recorded in future periods following the Company's adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment (revised 2004)". As a result of the acceleration, the Company reduced this expected compensation expense, net of tax, by a total of approximately $3.7 million (approximately $2.0 million in 2006, $1.1 million in 2007, and $0.6 million in 2008). These amounts are based on fair value calculations using the Black-Scholes methodology.

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation and includes the impact of the accelerated vesting in the third quarter of the 482,650 "out-of-the-money" options (in thousands, except per share amounts):


                                   Quarter Ended      Nine Months Ended
                                    September 30        September 30
                                  -----------------   -------------------
                                   2005     2004        2005      2004
                                  -------  ------      ------   -------
                                         (Restated             (Restated
                                         See Note B)          See Note B)

Net income, as reported           $ 3,816  $  4,237   $ 8,300  $  13,930

Add: Reported stock-based
         compensation expense,
          net of tax                  154        --       540         --


Less: Pro forma stock-based
         employee compensation
         expense, net of tax       (5,042)     (722)   (6,761)    (2,123)
                                  --------- --------  --------  ---------
Pro forma net (loss) income      $ (1,072)  $ 3,515   $ 2,079   $ 11,807
                                  ========= ========  ========  =========

Earnings (loss) per share:
As reported
 Basic:
        Common                       $0.17    $0.19     $0.37      $0.63
        Class A                      $0.16    $0.18     $0.35      $0.59
 Diluted:
        Common                       $0.17    $0.18     $0.36      $0.60
        Class A                      $0.16    $0.18     $0.35      $0.58

Pro Forma:
 Basic:
        Common                      $(0.05)   $0.16     $0.09      $0.53
        Class A                     $(0.05)   $0.15     $0.08      $0.50

 Diluted:
        Common                      $(0.05)   $0.15     $0.09      $0.50
        Class A                     $(0.05)   $0.14     $0.08      $0.49


NOTE E- Interim LIFO Calculations
        -------------------------

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

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

NOTE F - Other (income) expense, net
         ---------------------------

The Company includes in this line item any gains or losses on sales of land, property and equipment, impairment losses and changes in previously estimated losses and other miscellaneous income or expense items which are non-recurring in nature. The following are the significant gains or losses that have been included in "other (income) expense, net." During the third quarter of 2005, the Company had gains of approximately $2.6 million from the sale of two retail locations and a local market warehouse. Gains from the sales of land, property and equipment were approximately $0.8 million and $0.7 million for the quarter and nine months ended September 30, 2004, respectively. During the third quarter of 2004, the Company had facilities and inventory damaged by hurricanes and the insurance proceeds to repair these facilities generally offset the deductible expense.

NOTE G - Comprehensive Income
-----------------------------

Total comprehensive income was comprised of the following (in thousands):

                                  Quarter Ended     Nine Months Ended
                                   September 30       September 30
                                -----------------   ------------------
                                   2005     2004     2005      2004
                                --------- -------   -------  -------

  Net income                     $ 3,816  $ 4,237   $ 8,300  $ 13,930
  Changes  in derivatives,
   net of applicable income tax      145      145       435       435
                                 -------- --------  -------- ---------
           Total comprehensive
                   income        $ 3,961  $  4,382  $ 8,735  $ 14,365
                                 ======== ========  ======== =========

NOTE H - Pension Plans
----------------------

Net pension cost included the following components (in thousands):

                                       Quarter Ended    Nine Months Ended
                                        September 30       September 30
                                      ----------------  -----------------
                                        2005     2004      2005     2004
                                      -------- -------   -------  -------

  Service cost-benefits
       earned during the period        $  705   $  639   $ 2,115  $ 1,917
  Interest  cost on projected
       benefit obligations                814      782     2,442    2,346
  Expected return on plan assets       (1,015)    (980)   (3,045)  (2,940)
  Amortization of prior service costs      33       33        99       99
                                       -------- -------  -------- --------

  Net pension cost                     $  537   $  474   $ 1,611  $ 1,422
                                       ======== =======  ======== ========

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

The Company disclosed in its financial statements for the year ended December 31, 2004, a planned $3.5 million contribution to the pension plan in 2005. No contributions were made to the plan in the first nine months of 2005, but $3.5 million is expected to be contributed prior to December 31, 2005.


NOTE I - Accounts Receivable
----------------------------

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. In the aggregate, and based on historical experience, the receivables are collected in seven to eight months. The Company classifies a portion of the receivables as long-term based on the specific programs' historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, management does not believe the collection rate will differ significantly. At September 30, 2005 and 2004, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $23.7 million and $26.2 million, respectively.


Note J - Recently Issued Accounting Pronouncements
--------------------------------------------------

SFAS 123R, "Share-Based Payment" (Revised 2004): Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004. We adopted the disclosure provisions of SFAS 123 when it became effective in 1996 but, as discussed in Note D above, continue to account for stock options under APB No. 25. Beginning in the first quarter of 2006, we will be required to record stock-based compensation costs in our income statement expect to choose the modified prospective method of adoption of SFAS No. 123R. We currently use the Black-Scholes method to calculate pro forma compensation expense, and we expect to continue using this method for future expense fair value calculations to the extent that we make stock option grants in the future.

SFAS No. 151 "Inventory Costs": SFAS No. 151 is an amendment to ARB No. 43, Chapter 4 that will be effective in fiscal 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight and handling costs to require that those costs be expensed currently, as opposed to being included in overhead costs. We do not expect a material impact, if any, from the implementation of SFAS No. 151 on our financial statements.

SFAS No. 154 "Accounting for Changes and Error Corrections - a Replacement of APB Opinion 20 and FASB Statement No. 3": SFAS No. 154 was issued in June 2005 and requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS No. 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3; but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS No. 154 will be effective beginning with our 2006 fiscal year and could affect any accounting changes that we elect to make thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (Supp. 1996). Examples of such statements in this report include descriptions of our plans with respect to new store
openings  and  relocations,  our  plans  to  enter  new  markets   and
expectations relating to our continuing growth. The forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether
as a result of future  events,  new  information  or  otherwise.   The
following are some of the factors that could cause Havertys' actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the flow of imported merchandise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores, distribution facilities and corporate positions; general
economic  and  financial market   conditions,  which  affect  consumer
confidence  and  the  spending  environment  for  big   ticket  items;
competition in the retail  furniture industry;  and  changes  in  laws
and  regulations,  including  changes  in   accounting  standards, tax
statutes or regulations.

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

Net Sales
Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comp-store sales increases for the periods indicated:


<CAPTION


                     2005                         2004                        2003
        ---------------------------- ----------------------------- -----------------------------
                          Comp-Store                    Comp-Store                    Comp-Store
            Net Sales       Sales         Net Sales       Sales        Net Sales        Sales
        ----------------- ---------- ------------------ ---------- ----------------- -----------
                   %          %                  %           %                 %          %
                Increase   Increase           Increase   Increase           Increase   Increase
               (decrease) (decrease)         (decrease) (decrease)         (decrease) (decrease)
                 over        over              over        over              over       over
Period  Dollars  prior      prior     Dollars  prior       prior   Dollars  prior       prior
Ended   (000)s   period     period    (000)s   period     period    (000)s  period     period
------  ------- --------  ---------   ------- --------- ---------- ------- ---------- ----------

Q1      207.6     9.1       4.7        190.3    8.5       4.0       175.4     0.2       (6.6)

Q2      192.4     7.1       2.3        179.6    6.5       2.6       168.6     2.3       (2.2)

Q3      202.0     2.3      (1.0)       197.4    1.1      (1.0)      195.4    11.2        6.1

Q4         -        -         -        216.8    5.6       3.0       205.3     8.9        5.7
       --------------------------     -------------------------    ---------------------------
Year    602.1     6.1       2.0        784.2    5.3       2.1       744.6     5.8        1.0
       ==========================     =========================    ===========================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Total sales increased $4.6 million or 2.3% and $34.7 million or 6.1% in the third quarter and the first nine months of 2005, respectively. Comparable store sales declined 1.0% or $1.9 million in the third quarter and rose 2.0% or $11.0 million during the first nine months of 2005. The remaining $6.5 million and $23.7 million of the increases in the third quarter and first nine months of 2005, respectively, were from new and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouses or temporary locations are excluded from comparable store sales, as are periods when stores are closed for remodeling.

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

Sales during the fourth quarter of 2004 and the first half of 2005 improved but still reflected some continued reluctance by consumers to make big-ticket purchases. Results during the third quarter of 2005 were not as strong as expected relative to last year's quarter given the significant impact on the 2004 results from the hurricane activity.

We believe that although the overall economy has improved, higher energy costs and rising interest rates have contributed to consumers reluctance to increase spending for big-ticket furniture items. During the third quarter of 2005 there was increased discounting activity  in  many  of  our markets related to  the  bankruptcy  of  a
regional  competitor.   Many  other retailers  have  been  advertising
aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our "everyday low pricing" integrity with our customers over the
longer  term.   Instead, we have used some promotional pricing  during
traditional holiday sales events. Supplementing the pricing promotions, we also offer free-interest and deferred payment financing promotions. During the remainder of the year we expect to continue with this approach of providing a selection of specially priced merchandise and competitive financing promotions to increase traffic in our stores. We will also be using additional advertising methods to reach our target customers such as an 80 page catalogue mailed to select customers in mid-October.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (Continued)


Our sales during the first nine months of 2005 increased across most of our major categories of furnishings, with casual dining and recliners and sleeper sofas performing better than the average. Our average price per item was slightly down and our average sales transaction was modestly higher in the third quarter over the prior year period. Net sales for each period by category were as follows (in millions):

                       Three Months Ended               Nine Months Ended
                           September 30                   September 30
                 -------------------------------- -------------------------------
                         % of Net        % of Net        % of Net         % of Net
                   2005   Sales    2004   Sales    2005   Sales    2004   Sales
                 ------- -------- ------ -------- ------- ------  ------  -------
Upholstery        $49.6   24.6%   $48.1    24.3%   $148.9  24.7%  $140.2   24.7%
Bedroom            43.9   21.7     45.2    22.9     130.7  21.7    128.0   22.6
Formal Dining      14.1    7.1     15.4     7.8      42.8   7.1     43.9    7.7
Casual Dining      12.0    5.9      9.2     4.7      35.1   5.9     27.4    4.8
Recliners and
  Sleeper Sofas    14.3    7.0     13.2     6.7     44.4    7.4     40.4    7.1
Occasional         33.0   16.3     32.3    16.4    100.6   16.7     95.2   16.8
                  ------ ------  -------  ------  ------- -----   ------  -----
     Total
      Furniture
      Sales       166.9   82.6    163.4    82.8    502.5   83.5    475.1   83.7
                  ------ ------  -------  ------  ------- -----   ------  -----
Bedding            20.9   10.3     21.2    10.7     57.8    9.6     55.3    9.8
Accessories
 and Other         14.2    7.1     12.8     6.5     41.8    6.9     37.0    6.5
                  ------ ------  -------  ------  ------- -----   ------  -----
Net Sales        $202.0  100.0%  $197.4   100.0%  $602.1  100.0%  $567.4  100.0%
                  ====== ======  =======  ======  ======= ======  ======  =====


Gross Profit

Cost of goods sold consists primarily of the purchase price of the merchandise together with inbound freight costs. Inventory that flows through our distribution centers, and the regional warehouses in prior periods, is capitalized with additional costs for certain expenses related to handling and transportation to local markets. The amounts shown in cost of goods sold previously included only the product costs, certain vendor allowances, in-bound freight and LIFO adjustments. All warehouse, transportation and distribution costs were included in the line item Selling, General and Administrative (SG&A). In prior periods, expenditures capitalized into inventory were recognized through SG&A rather than cost of goods sold. We have completed our transition to a distribution model that has increased the level of inventory flowing through the distribution centers. Accordingly, beginning in the third quarter of 2005 we are including in cost of goods sold the amounts capitalized into inventory for handling and transportation, and reclassified the prior periods for comparability.

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

Gross profit for the third quarter declined 30 basis points compared to the prior year period and was flat on a sequential basis over the second quarter of this year. During the first nine months of 2005 we closed five local warehouses and our Florida regional warehouse facility. This generated higher than normal markdowns which, combined with pricing pressure on certain products and higher handling and transportation costs, has impacted gross profit margins. Gross profit for the nine months ended September 30, 2005 declined approximately 90 basis points as compared to the respective prior
year  period.  We  expect  the  fourth  quarter   2005  gross   profit
margin  level  to  be relatively flat with year to date results.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly our gross profit may not be comparable to those entities that include these costs in cost of goods sold.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses are comprised of five categories: selling; occupancy; warehouse and delivery; administrative; and advertising. Selling expenses are primarily comprised of compensation of sales associates and sales support staff and bank card charges. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Warehouse and delivery costs include certain personnel expenses, fuel costs, and depreciation and rental charges for equipment and rolling stock. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, real estate and human resource departments, as well as retirement costs for all Havertys employees. Advertising expenses are primarily media production and space, direct mail costs and market research expenses.

During the third quarter we incurred approximately $0.5 million or 25 basis points of pre-opening expenses for new stores. We expect that these will increase to $0.6 million in the fourth quarter, an amount comparable to the respective prior year period.

Our SG&A costs in the third quarter were up 100 basis points as a percent of sales compared to the prior year period and declined 50 basis points on a sequential basis over the second quarter of 2005. Our distribution system is designed to support the expansion of our business efficiently. However, the system is more transportation oriented and rising fuel costs have an immediate impact on profitability. Demurrage costs for the third quarter were $0.4 million or 18 basis points versus negligible amounts in the prior year period. These costs are incurred when imported containers are not unloaded and returned to the port within the required time period. We have made changes to our supply chain that we believe will result in improved efficiency and reduce costs in flowing containers from Asia in 2006. This improvement is expected to result from lower rates, increased reliability and reduced demurrage.

Our SG&A costs were up 110 basis points as a percent of sales on a comparable basis during the first nine months of 2005. Our operations were affected by the last major phase of our distribution transition. The overall impact from closing and consolidating six warehouses into our new Florida Distribution Center was costly. Our efficiency and timeliness in delivering to our customers was hampered in part due to challenges with our imported merchandise flow relative to space in our distribution center. Backing up our steady move to imported product as well as quick-turning domestic upholstery and supporting store growth, we will be completing the first phase of the expansion of our Eastern Distribution Center in Braselton, Georgia by late this year. The second phase will be complete in Spring 2006 and will bring the size of this key east coast facility to over 800,000 square feet. We believe that this expansion and a narrowed merchandise line up will allow us to significantly grow our volume and much better support the move to primarily exclusive Havertys Collectionr products. While these changes have been difficult and demonstrably expensive in period costs and human capital, we believe they are necessary.

We also experienced increased costs during the first nine months related to ongoing operations for group insurance, utilities and professional service fees. Medical insurance costs were up $0.5 million in the third quarter and $2.2 million for the nine months ended September 30, 2005 compared to the respective periods of 2004. Utilities have increased approximately 37.2% over the prior year for the quarter and 27.0% the nine months ended September 30, 2005. The new regulatory requirements and the cost of compliance with the Sarbanes-Oxley Act contributed to a $0.2 million increase in the third quarter and a $1.0 million increase for the first nine months of 2005 in professional service fees as compared to the 2004 periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Service Charge Revenue and Allowance for Doubtful Accounts

Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features. The in-house financing program most frequently chosen by our customers during the third quarter was a no interest offer requiring 14 to 16 equal monthly payments. This program and the similar 12-month program generates very minor credit revenue, but helps us reduce our interest expense and bad debts due to the faster payout relative to our deferred payment in-house credit programs. In addition, we offer our customers the opportunity to apply for credit with a third party credit provider. Sales financed by this provider are not Havertys' receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular program offered through the third party provider for the third quarter was a no interest offer requiring 19 to 22 equal monthly payments. The third party also offers our customers a deferred payment for 12 months with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period.

During the third quarter of 2005, the amounts financed under all credit programs as a percent of sales was 39.2% as compared to 42.5% in the third quarter of 2004. The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

                                  Three Months       Nine Months
                                     ended              Ended
                                  September 30      September 30
                                -----------------  -----------------
                                 2005      2004      2005     2004
                                ------   --------  -------  -------

Credit Service Charge Revenue   $  837   $  992    $ 2,702  $ 3,459

Amount Financed as a % of Sales

    Havertys                      19.2%    21.7%      21.7%    22.8%
    Third-Party                   20.1%    20.8%      17.6%    18.6%
                                -------- --------  --------- --------
                                  39.2%    42.5%      39.3%    41.4%

% Financed by Havertys with
    No Interest for 12 months     30.4%    33.6%      27.2%    43.9%
    No Interest for >12 months    42.0%    41.3%      49.1%    30.5%
    No Interest < 12 months       13.0%    12.9%      11.0%    13.7%
    Other                         14.6%    12.2%      12.7%    11.9%
                                -------- --------  --------- --------
                                 100.0%   100.0%     100.0%   100.0%


                                                September 30
                                           -----------------------
                                              2005        2004
                                           ----------  ----------
Accounts receivable                        $ 94,930    $ 100,869
Allowance for doubtful accounts               2,400        3,350
Allowance as a % of accounts receivable         2.5%         3.3%



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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Balance Sheet Changes for the Nine Months Ended September 30, 2005

Cash balances declined by approximately $9.4 million from December 31, 2004 to September 30, 2005 as we utilized cash balances and cash generated from operations to make capital expenditures.

Accounts receivable increased approximately $1.5 million since the end of last year due to the popularity of our in-house no interest credit promotion offered during the first half of this year.

Prepaid expenses increased approximately $5.4 million primarily due to payments of estimated income taxes.

Other current assets declined by approximately $5.6 million as we utilized cash held in escrow to acquire a property previously financed under a capital lease, collected vendor rebates receivables; and had a lower amount receivable at September 30, 2005 from our third-party customer credit provider.

Accounts payable decreased $2.2 million due to lower purchases as overall inventory was reduced during the third quarter and there was a reduction in the level of inventory in transit.

Customer deposits increased $8.1 million as written sales orders increased and deliveries were somewhat hampered by product flow and weather.

Capital lease obligations declined as we elected to purchase a property under a capital lease.

Liquidity and Capital Resources

The following discusses the sources of our cash flows and commitments which impact our liquidity and capital resources on both a short-term and long-term basis.

Cash flows generated from operations provide us with a significant source of liquidity. Cash provided by operations remained positive at $27.5 million in spite of increases in accounts receivables and reductions in accounts payable and accrued liabilities. Net income was $8.3 million and depreciation and amortization was $15.8 million.

Cash flows used in investing activities of $13.6 million in the first nine months of 2005 were primarily for capital expenditures of $27.3 million offset in part by $7.2 million in proceeds from the sales of property and equipment and $5.0 million from the sale of auction rate securities.

Cash flows used in financing activities were $23.2 million as we repaid $15.8 million of debt and capital lease obligations, purchased $3.8 million in treasury stock and paid $4.2 million in dividends.

Stock Repurchases

The Company's Board of Directors approved a stock repurchase program on November 3, 1986 and has at various times subsequent to that date increased the number of shares which may be purchased under the
program.   Stock  repurchases  may be made  through  open  market  and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. Approximately 1.8 million shares remain authorized for purchase as of September 30, 2005.

Financings

In addition to term borrowings and capital leases, we have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in August 2010. These facilities which were entered into in late August replace facilities totaling the same amount that were to terminate in September. Borrowings under the new facilities are unsecured and accrue interest at LIBOR plus a spread that is based on our fixed-charge coverage ratio, as defined. We did not have any amounts outstanding under these facilities at September 30, 2005. Our letters of credit totaling $4.7 million are considered part of the facilities usage. Accordingly, we had unused capacity of $63.9 million at September 30, 2005.

Store Expansion and Capital Expenditures

We have entered several new markets and made continued improvements and relocations of our store base. Our compounded annual growth rate for selling square footage over the last fifteen years was approximately 5%.

We are expecting to add approximately 1.9% retail square footage net of closures during 2005. We opened an additional store in the Metro DC market during the first quarter. We opened a new store in the new market of Indianapolis, Indiana in October. We also expect to enter the new market of Columbus, Ohio with a new store by the end of the year. Two older stores in Shreveport, Louisiana were replaced by a single, better located showroom which opened in October. Three of our best stores also were physically expanded during 2005. We will also be closing one store in Austin, Texas in the fourth quarter and expect to replace this store by the end of 2006.

We plan to open approximately five or six stores in 2006. These include a store in Ft. Lauderdale, Florida; a location near Stonecrest Mall, east of Atlanta; a relocated store in South Dallas, Texas in the Cedar Hill area; and two or three additional stores. We are aggressively evaluating other possible new locations which we believe will become available in existing retail sites in the near term. Our strategy is to pursue opportunities in densely populated markets which we can serve using our existing distribution.

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


Item 4.      Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the immediately preceding paragraph that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PART II. OTHER INFORMATION


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of shares of the Company's common stock during the quarter ended September 30, 2005:




                                                         (c)
                                                    Total Number of
                                                        Shares          (d)
                                                      Purchased as    Maximum
                                     (a)         (b)     Part of      Number that
                                    Total      Average   Publicly     May Yet Be
                                  Number of     Price   Announced      Purchased
                                    Shares    Paid Per   Plans or    Under the Plans
                                  Purchased     Share   Programs(1)   or Programs
------------------------------------------------------------------------------------
July 1 - July 30, 2005              47,900     $13.19     47,900       2,104,946

August 1 - August 30, 2005         181,500      12.74    181,500       2,057,046

September 1 - September 30, 2005    70,600      12.28     70,600       1,875,546
                                 -----------  --------  ---------
     Total                         300,000     $12.70    300,000


(1) The Board of Directors has authorized management, at its discretion, to purchase and retire the Company's Common Stock and Class A Common Stock under the Company's stock repurchase program. The stock repurchase program was initially approved by the Board of Directors on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased.



Item 5.  Other Information

On August 26, 2005, the Company completed the replacement of its $80 million bank revolving credit facilities which were scheduled to terminate September 30, 2005. The new facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80 million and terminate in August 2010. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on our fixed-charge coverage ratio, as defined. The facilities also have provisions for commitment fees.

On September 6, 2005, Janet E. Taylor joined the Company as Vice President, Law. Her hiring was announced in a press release dated October 6, 2005. Ms. Taylor, 44, served as a partner in the corporate department at the Atlanta office of King & Spalding from 2000 to 2005. Her experience includes a broad range of transactions and advisory work for several large public companies.


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

      3.2 Amended and Restated By-laws of Haverty Furniture Companies, Inc. as amended on February 26, 2004 (Exhibit 3.2 to our 2003 Form 10-K).

      *10.1 Revolving Credit Agreement dated as of August 26, 2005 among Haverty Furniture Companies, Inc., as Borrower, the Lenders from time to time Party hereto, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Wachovia Bank, National Association, as Syndication Agent and SunTrust Bank, as Administrative Agent.

      *10.2 Revolving Credit Agreement dated as of August 26, 2005 among Haverty Credit Services, Inc. as Borrower, the Lenders from time to time Party hereto, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Wachovia Bank, National Association, as Syndication Agent and SunTrust Bank, as Administrative Agent.

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

                             HAVERTY FURNITURE COMPANIES, INC.
                             (Registrant)

Date November 9, 2005        By:  /s/ Clarence H. Smith
                                ----------------------------------
                                      Clarence H. Smith
                                President and Chief Executive Officer


                             By:  /s/ Dennis L. Fink
                                 ---------------------------------
                                      Dennis L. Fink
                                 Executive Vice President and
                                   Chief Financial Officer