Form 10-K
period 2005-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2006-03-16
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-1445
HAVERTY FURNITURE COMPANIES, INC.

Maryland (State of Incorporation)	58-0281900 (IRS Employer Identification Number)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia (Address of principal executive offices)	30342 (Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Common Stock ($1.00 Par Value) Class A Common Stock ($1.00 Par Value)	Name of each exchange on which registered New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $273,788,857 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2006
Common Stock, $1 par value per share	18,160,355 shares
Class A Common Stock, $1 par value per share	4,281,821 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of	Part III
Stockholders to be held May 16, 2006

HAVERTYS FURNITURE COMPANIES, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2005

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
     Havertys originated as a family business in 1885 in Atlanta, Georgia with one store and made deliveries using horse-drawn wagons. The Company grew to 18 stores and accessed additional capital for growth through its initial public offering in October 1929. Havertys has grown to 118 stores in 17 states in the southern and Midwest regions. All of our stores are operated using the Havertys name and we do not franchise our stores. Based on 2004 revenues and as reported by Furniture Today, we were one of the top 10 largest specialty retailers of furniture in the country, and we believe that we are an effective and significant competitor in our markets.
     We serve a target customer in the middle to upper-middle income ranges. Havertys has attracted this discriminating and demanding consumer by focusing on what we believe are the key elements of furniture retailing:
•	convenient and appealing stores;

•	targeted and complimentary advertising;

•	knowledgeable and helpful sales associates;

•	merchandise value and selection;

•	timely delivery of purchases to our customers’ homes; and

•	availability of flexible and competitive financing.
     At Havertys, the essential ingredient in all of the above is an overriding focus on customer service. We believe that these combine to generate substantial brand loyalty and repeat customer business.
Industry
     The demand for furniture has historically been tied to the sales of new or existing homes. Housing activity has been very strong in recent years and the size of new homes has been increasing since the late 1990’s. Additionally, the baby boom generation, consisting of over 76 million people between the ages of 42 and 60 are in their peak earning years. This large and wealthy cohort has driven sales in many sectors including stimulating a rise in the ownership of vacation or second homes.
     The retail furniture industry does not have a dominant national retailer. Personal consumption expenditures on residential furniture, which includes mattresses, totaled $75.5 billion in 2004, yet the 25 largest furniture retailers account for only 28% of the sales. Individual local market retailers, larger multiple market operators, department stores, manufacturers’ stores, “lifestyle” retailers and wholesale clubs are all competing for the consumers’ business.
     The industry is undergoing numerous fundamental changes resulting from increased availability of high quality,

lower cost imports and the bankruptcy of several key retailers. These factors have caused larger domestic manufacturers to increase foreign sourcing, reduce capacity and pursue their own dedicated retail channel. The dramatic rise in quality imported product has created opportunities for struggling retailers to “price-down” their merchandise and attempt to stimulate top-line growth by reducing their margins. However, financing the increased level of imports has created pressure on a number of retailers. The increased levels of imports has also challenged the back-end of the retailing business as lead-times from the factories are significantly longer and shipment quantities are larger.
     Most of the retail industry is subject to swings in the economic cycle. The retail furniture industry is particularly sensitive, given that home furnishings are a large and postponable purchase. Management believes sustained weakness in consumer confidence, personal disposable income or housing and rising interest rates, could negatively impact sales.
Strategy
     Our operating strategy is to offer quality merchandise selected and priced to appeal to our target customer, displayed attractively in well located stores. Our merchandise is primarily proprietary products branded Havertys supplemented by a select number of other key brands generally in the bedding category. Our sales associates are enabled by our store systems to provide our customers with a single source for service from product selection, credit approval and the setting of the delivery date. We believe that the quality of the merchandise we offer and our knowledgeable sales associates, coupled with the ability to deliver purchases within a short time-frame, are very important to our ability to maintain customer satisfaction.
     We have made significant investments in our distribution infrastructure and believe that we can effectively flow products, particularly the increasing amount of imported goods, to our customer. We intend to leverage our investments in distribution facilities and store support infrastructure and maintain a steady pace of new store openings. The store support infrastructure includes our proprietary management information systems, training processes, merchandising capabilities and customer credit processes. Our expansion strategy is to move into new markets which have dense and favorable demographics matching our target customers.
Revenues
     The following table sets forth the approximate percentage contributions by product or service to our gross revenues for the past three years:

	Year ended December 31,
	2005	2004	2003
Merchandise:
Living Room Furniture	48.3%	48.7%	48.3%
Bedroom Furniture	21.6	21.8	22.2
Dining Room Furniture	13.4	13.1	13.5
Bedding	9.3	9.4	9.0
Accessories and Other (1)	7.0	6.4	6.2
Credit Service Charges	0.4	0.6	0.8

	100.0%	100.0%	100.0%

(1)	Including delivery charges and product protection.

Merchandising
     A majority of the merchandise we carry bears the Havertys brands (Havertys Collections® and Havertys Premium Collections®). We also offer nationally well-known bedding product lines of Sealy, Serta and Tempur-Pedic. We have avoided utilizing lower cost, promotional price-driven merchandise favored by many national chains, which we believe gives Havertys a unique position for a large retailer.
     We tailor our merchandise presentation to the needs and tastes of the local markets we serve. All five regional managers are included in our buying team, and their input allows each store to present a product mix that is roughly 12 to 16 percent regionalized. This varietal mix allows us to offer more “coastal” or “western” or “urban” looks to the appropriate markets. We believe that this ability to tailor our merchandise and related advertising by markets is a significant competitive advantage.
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
     The Havertys brand products were first introduced in 2000 to leverage our overall brand awareness with our customers. These items were developed initially with manufacturers whose names do not carry the same level of customer recognition as Havertys. These products are sold exclusively by us and are not promotionally priced but are a part of our complete merchandise mix. During 2004, our development of Havertys brand product grew to include items for each of our merchandise categories. We introduced a Havertys Premium Collections® line to add additional offerings at the higher-end of our assortment. The number and breadth of products we offer in the Havertys Collections® and Havertys Premium Collections® was expanded during 2005. We will continue to examine our merchandise mix and supplement or replace items with our proprietary branded products as appropriate.
     The level of imported merchandise that we offer has increased during the past few years as the quality and consistency of the products have improved. Our current merchandise line selection is approximately 70% imported, with wood products or “case goods” representing 88% of these items, and upholstered goods comprising the remaining 12% of the total imports. Case goods are generally manufactured in Asia, and imported upholstery products are mainly leather sofas imported primarily from Mexico and Asia. During 2003, we purchased our entire imported product mix through domestic manufacturers or agents and required many of these vendors to maintain a certain level of back-up inventory domestically. We tested and refined our supply chain systems as we transitioned in 2004 to receiving more goods that were not inventoried domestically, but still purchased through U.S. manufacturers or agents. The level of imported goods grew and the number of our container loads received increased from approximately 3,300 in 2003, to 5,000 in 2004 to 6,500 in 2005. We are currently working with select Asian manufacturers to increase the level of our “direct” import purchases in 2006. Although we do not expect to become a direct importer on all of our non-domestic goods, we believe that there are significant cost savings which we can obtain on certain products.
     Although we have only an estimated 1% national market share of the highly fragmented furniture retail market, we are an important customer to the largest furniture manufacturers due to our financial strength, consistent track record of profitable and controlled growth and our reputable customer service. Our regional distribution infrastructure and growth potential provide opportunities to enhance our purchasing power with our suppliers. We purchased approximately 45% of our merchandise from 10 vendors in 2005. There are, however, numerous additional merchandise sources available to Havertys.

Distribution
     We completed the implementation of our new distribution system in the second quarter of 2005. This system uses a combination of three distribution centers, three home delivery centers and approximately 15 local market cross-docks. This is in sharp contrast to the facilities in use at the beginning of 2002 of five regional warehouses and 46 local market warehouses. The distribution centers (DCs) are designed to shuttle prepped merchandise up to 250 miles for next day home deliveries, and serve cross-docks and home delivery centers within a 500-mile radius. The home delivery centers in turn provide service to markets within an additional 200 miles. Local market cross-docks process inventory in the same manner as a home delivery center but only serve a single outlying market.
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
     The advantages of the new system include lower inventory levels and less warehouse space, assuming a comparable mix of imported and domestic products. This structure also enables us to enter new markets without adding local market warehouses. We also believe, that in the long term, fewer warehouse workers will be needed overall to operate under the new system. Along with these changes, customer service has been consolidated from the local markets to two call centers, where new phone and computer systems allow for easier access to delivery scheduling and follow up information.
     We use technology to assist in maintaining an efficient supply chain. A forecasting system provides guidance on the ordering of merchandise, identifies products that have sales volumes that differ from expectations and provides recommended purchase order changes. A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for efficient scheduling and changing of the workflow. These systems assist us in maintaining close control of our inventory and meeting the delivery expectations of our customers. We believe that our distribution system is one of the best in the retail furniture industry and provides us with certain competitive advantages.
Stores
     As of December 31, 2005, we operated 118 stores serving 78 cities in 17 states. We have executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores, closing certain locations and moving into new markets. Accordingly, the number of retail locations has increased by only 24 since the end of 1995, but total square footage has increased approximately 50%.
     We entered two new markets and a new state during 2005. Our new store in Columbus, Ohio and a remodeled “big-box” store in Indianapolis, Indiana both opened in the fourth quarter. We also added an additional store in the Metro-DC market and replaced two older stores with a single store in Shreveport, Louisiana. During 2005, we expanded and renovated three stores and closed one location in Austin, Texas, which will be replaced in 2006. Our square footage added in 2005 from new stores and expansions was approximately 170,000 square feet or a 4.2% increase. The stores we closed during 2005 contained approximately 94,000 square feet or a 2.3% reduction. Net selling space in 2005 increased by 1.9% or approximately 76,000 square feet.

     The Florida markets are important to us and we plan to open a new store in Ft. Lauderdale and Port Charlotte in 2006. We also plan to open a new store in each of the Atlanta and Dallas markets. Our plans for 2006 include the opening of one or two additional stores and the closing of two or three older stores. We will also be investing during 2006 in several expansions and new stores that will open in 2007. Net selling space in 2006 should increase by approximately 2.3% or 100,000 square feet assuming the new stores open as planned.
Credit Operations
     As a service to our customers, we offer a revolving charge credit plan with credit limits determined through our on-line credit approval system and an additional credit program outsourced to a third party finance company. The combined amount financed under our credit programs and the third party finance company, as a percent of net sales, moved lower to 39% from 42% as customers increased their usage of third party national credit cards and cash. We believe that our credit offerings are a reasonable response to similar or more aggressive promotions advertised by competitors.
     Havertys Credit Services, Inc. (“Havertys Credit”), a wholly-owned subsidiary of the Company, handles the credit approval, collections and credit customer relationship functions. Havertys Credit currently maintains a receivables portfolio of approximately $93.5 million, before deducting reserves. Our credit programs typically require a 15% to 20% down payment and offer financing over 12 to 48 months, with an average term of 15 months. The standard (non-promotional) credit service charge rate currently ranges from 18% to 21% per annum (except for a lower rate in Arkansas). We routinely offer various interest-free periods (typically six to 24 months) as part of promotional campaigns but do not offer payment deferrals beyond six months. The Havertys credit financing program chosen most frequently by our customers during 2005 was a no interest offer requiring 13 to 24 equal monthly payments. Amounts financed under our programs represented approximately 21% of 2005 sales.
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
     Over the last four years, credit service charge revenue has declined due to the outsourcing and as we have offered longer free interest periods in our financing promotions. As a result, fewer customers have had to pay credit service charges and “free interest” receivables have risen. These combined factors resulted in an average interest yield of approximately 4.1% for 2005.
Competition
     The retail sale of home furnishings is a highly fragmented and competitive business. We believe that the primary elements of competition in our industry are merchandise (quality, style, selection, price and display), customer service, image and product-oriented advertising, consumer credit offers, and store location and design. The degree and source of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards. Furniture manufacturers have also accelerated the opening of their own dedicated retail stores in an effort to control and protect the distribution prospects of their branded merchandise.

     We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of most other competitive furniture store chains. We believe that this customer segment responds more cautiously to typical discount promotions and focuses on the product quality and customer service offered by a retailer. We consider our experienced sales personnel and customer service as important factors in Havertys’ competitive success. Significant additional competitive advantages we believe are also provided by Havertys’ abilities to make prompt delivery of orders through maintenance of inventory and to tailor merchandise to customers’ desires on a local market basis.
Employees
     As of December 31, 2005, we had approximately 4,400 employees: 2,600 in individual retail store operations, 180 in our corporate offices, 40 in our credit operations and 1,580 in our warehouses and delivery points. No employee of Havertys is a party to any union contract and we consider our employee relations to be good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market area.
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
Trademarks
     We have registered our various logos, “Havertys Collections®” and “Havertys Premium Collection®” trademarks with the Unites States Patent and Trademark Office. We believe that our trademark position is adequately protected in all markets in which we do business. We believe that our trade names are recognized by consumers and are associated with a high level of quality and value.
Governmental Regulation
     Our operations are required to meet federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Historically, compliance with these standards has not had a material adverse effect on our operations. We believe that our facilities are in compliance, in all material respects, with applicable federal, state and local laws and regulations concerned with safety, health and environmental protection.
     The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, the Federal Truth and Lending Act, Equal Credit Opportunity Act and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that we can charge and also impose other restrictions on consumer creditors, such as us, including restrictions on collection and enforcement. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid and to forego finance charges not yet paid under non-complying contracts. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.

For More Information about Us
Filings with the SEC
     As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are required by the Securities Exchange Act of 1934 and include:
•	annual reports and Form 10-K (such as this report);

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K; and

•	proxy statements on Schedule 14A.
     The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.
     Also, we make our SEC filings available on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is http://havertys.com.
     The information on our website is not incorporated by reference into this annual report on Form 10-K.
Corporate Governance
     We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of the code is posted on our website. If we amend or grant any waivers of the code that are applicable to our directors or our executive officers — which we do not anticipate doing — we have committed that we will post these amendments or waivers on our website under “Corporate Governance.’’
     Our website also contains additional information about our corporate governance policies. Click on the “Corporate Governance” button to find, among other things:
•	Board of Director Significant Corporate Governance Principles

•	Charter of the Audit Committee

•	Charter of the Executive Compensation Committee

•	Charter of the Governance and Nominating Committee
     Any of these items are available in print free of charge to any stockholder who requests them. Requests should be sent to Corporate Secretary, Haverty Furniture Companies, Inc., 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia 30342.

EXECUTIVE OFFICERS
     The following table sets forth certain information as of March 1, 2006 regarding the executive officers of Havertys.

Name	Age	Position with the Company and Other Information
Clarence H. Ridley	63	Chairman of the Board since January 2001. Vice Chairman from 1996 to 2000; Partner of King & Spalding, Attorneys, from 1977 to 2000. Director of the Company since 1979.

Clarence H. Smith	55	Chief Executive Officer since January 2003 and President since May 2002. Chief Operating Officer from May 2000 to 2002; Senior Vice President and General Manager, Stores, from 1996 to 2000. He has served in other capacities at both the operational and corporate levels since joining the Company in 1973. Director of the Company since 1989.

Steven G. Burdette	44	Senior Vice President, Operations, since 2003. Vice President, Operations, from 2002 to 2003; Vice President, Merchandising, from 1994 to 2002; Assistant Vice President, Merchandising, from 1993 to 1994. His experience includes local store operations since joining the Company in 1983.

J. Edward Clary	45	Chief Information Officer since 2000. Vice President, Management Information Services, from 1994 to 2000. He joined the Company in 1990.

Thomas P. Curran	53	Senior Vice President, Marketing since 2005. Vice President, Advertising and Internet Strategies, from 2000 to 2005. Vice President, Advertising, from 1987 to 2000. His focus has been almost exclusively on advertising since joining the Company in 1982.

Allan J. DeNiro	52	Chief People Officer since 2005. Vice President, Human Resources, from October 2004 until May 2005. President and Chief Executive Officer of New Century Partners, a management consultancy firm specializing in human capital development from 2002 to 2004; various positions with subsidiaries owned by KJ Jacobs AG, from 1997 to 2002 including President and CEO of The Resource Forum Inc., and as Vice Chairman of the Board, Brach’s Confections, Inc.

Dennis L. Fink	54	Executive Vice President since 1996 and Chief Financial Officer since 1993. Senior Vice President from 1993 to 1996. Senior Vice President, Treasurer and Chief Financial Officer and a director of Horizon Industries, Inc., a publicly held carpet manufacturer, from 1985 to 1992.

Rawson Haverty, Jr.	49	Senior Vice President, Real Estate and Development, since 1998. Vice President. Real Estate and Insurance Divisions, from 1992 to 1998; Assistant Vice President from 1987 to 1992; joined the Company in 1984. Director of the Company since 1992.

Name	Age	Position with the Company and Other Information
Jenny Hill Parker	47	Treasurer since 1998 and Corporate Secretary since 1997. Vice President, Finance, since 1996; Financial officer since joining the Company in 1994. Senior Manager at KPMG Peat Marwick LLP from 1988 to 1994.

Justin P. Seamonds	35	Vice President, Controller, upon joining the Company in May 2003. Chief Financial Officer of TowerCom Management LLC, a cellular tower developer and operator from 2001 to 2003; Senior Vice President, Controller of Meridian Beverage Company, Inc., a manufacturer and marketer of fruit-flavored and premium spring water, from 1996 to 2001.

Janet E. Taylor	44	Vice President, Law, upon joining the Company in September 2005. Partner of King & Spalding, Attorneys, from 2000 to 2005. Her experience includes a broad range of transactions and advisory work for several large public companies.

M. Tony Wilkerson	60	Executive Vice President, Merchandising since 2005. Senior Vice President, Marketing from 1994 to 2005. He has focused primarily on merchandising since joining the Company in 1976. Director of the Company from 1999 to May 2003.
     Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time. Rawson Haverty Jr., Clarence H. Ridley and Clarence H. Smith are first cousins.
ITEM 1A. RISK FACTORS
     Set forth below are some of the risks and uncertainties that, if they were to occur, could materially and adversely affect our business, or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and the other public statements we make.
     Forward-looking statements include, but are not limited to:
•	Projections of revenues, costs, earnings per share, capital expenditures, dividends or other financial measures;

•	Descriptions of anticipated plans or objectives of our management for operations or products;

•	Forecasts of performance; and

•	Assumptions regarding any of the foregoing.
     Forward-looking statements involve matters which are not historical facts. Because these statements involve anticipated events or conditions, forward-looking statements often include words such as “anticipate,” believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date they are made and they might not be updated to reflect changes as they occur after the forward-looking statements are made.

     For example, forward-looking statements include expectations regarding:
•	sales or comparable store sales;

•	gross profit;

•	SG&A expenses;

•	capital expenditures; and

•	developments in accounting standards.
A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales.
     A large portion of our sales represent discretionary spending by our customers. Many factors affect discretionary spending, including world events, war, conditions in financial markets, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and profitability could decline.
We face significant competition from national, regional and local retailers of home furnishings.
     The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. National mass merchants such as Wal-Mart, Sam’s Club and Costco also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.
We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs and better sustain economic downturns. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to promotion and sale of products.
     Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:
•	aggressive advertising, pricing and marketing;

•	extension of credit to customers on terms more favorable than we offer;

•	larger store size, which may result in greater operational efficiencies, or innovative store formats;

•	adoption of improved retail sales methods; and

•	expansion by our existing competitors or entry by new competitors into markets where we currently operate.
     Competition from any of these sources could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations.
If new products are not introduced or consumers do not accept new products, our sales may decline.
     Our ability to maintain and increase revenues depends to a large extent on the periodic introduction and availability of new products. We believe that the introduction and consumer acceptance of our proprietary Havertys brand will have a significant impact on our ability to increase revenues. These products are subject to fashion changes and pricing limitations which could affect the success of these and other new products.
If we fail to anticipate changes in consumer preferences, our sales may decline.
     Our products must appeal to our target consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to fashion trends relating to home furnishings. If we fail to identify and respond to these changes, our sales of these products may decline. In addition, we often make commitments to purchase products from our vendors in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.
The Company imports a substantial portion of its merchandise from foreign sources. Changes in exchange rates could impact the price the Company pays for these goods, resulting in potentially higher retail prices and/or lower gross profit on these goods.
     During fiscal 2005 and 2004, approximately 70% and 60%, respectively of the Company’s purchases were for goods not produced domestically. All of these purchases were denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies have become unfavorable, the likelihood of price increases from our vendors has increased. Such price increases, if they occur, could have one or more of the following impacts:
•	We could be forced to raise retail prices so high that we are unable to sell the products at current unit volumes;

•	If we are unable to raise retail prices commensurately with the costs increases, gross profit could be negatively impacted; or

•	We may be forced to find alternative sources of comparable product, which may be more expensive than the current product, of lower quality, or the vendor may be unable to meet our requirements for quality quantities, delivery schedules or other key terms.
Our revenue could be adversely affected by a disruption in our supply chain.
     Disruptions to our supply chain could result in late arrivals of product. This could negatively affect sales due to increased levels of out-of-stock merchandise and loss of confidence by customers in our ability to deliver goods as promised.
The continuing rise of oil and gasoline prices could affect our profitability.
     A continuing significant increase in oil and gasoline prices could adversely affect our profitability. Our distribution system which utilizes three distribution centers and multiple home delivery centers to reach our markets across 17 southern and Mid Western states is very transportation dependent. Additionally, we deliver substantially all of our customers’ purchases to their homes.
     If the transportation costs exceed those amounts that we are able to effectively pass on to the consumer, either by higher prices and/or higher delivery charges, then our profitability would suffer.

Our information technology infrastructure is vulnerable to damage that could harm our business.
     Our ability to operate our business from day to day, in particular our ability to manage our point-of-sale, credit operations and distribution system, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to communicate customer information, real-time inventory information, manage our credit portfolio and to handle all facets of our distribution system from receiving of goods in the DCs to delivery to our customers’ homes. These systems and our operations are vulnerable to damage or interruption from:
•	power loss, computer systems failures and Internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of data or security breaches, misappropriation and similar events;

•	computer viruses;

•	intentional acts of vandalism and similar events; and

•	hurricanes, fires, floods and other natural disasters.
     Any failure due to any of these causes, if it is not supported by our disaster recovery plan and redundant systems, could cause an interruption in our operations and result in reduced net sales and profitability.
Because of our limited number of distribution centers, should one become damaged, our operating results could suffer.
     We utilize three large distribution centers to flow our merchandise from the vendor to the consumer. This system is very efficient for reducing inventory requirements, but makes us operationally vulnerable should one of these facilities become damaged.
Use of Estimates
     Our Consolidated Financial Statements and accompanying Notes include estimates and assumptions made by Management that affect reported amounts. Actual results could differ materially from those estimates.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     Our executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. These leased facilities contain approximately 45,000 square feet of office space on two floors of a mid-rise office building. Havertys Credit leases 11,000 square feet of office space in Chattanooga, Tennessee.

     The following table sets forth information concerning our operating facilities as of December 31, 2005.

		Local	Regional
	Retail	Market Area	Distribution
	Locations	Cross-docks (c)	Facilities
Owned(a)	45	1	3
Leased(b)	73	14	3

Total	118	15	6

(a)	Includes capital leases on three retail stores built on sites under land leases and includes the four retail stores and a distribution center consolidated under FIN 46.

(b)	The leases have various termination dates through 2025 plus renewal options.

(c)	Of the local market area cross-docks, 10 are attached to retail locations.

	2005	2004	2003
Retail square footage at December 31 (in thousands)	4,144	4,068	3,919
% Change in retail square footage	1.9%	3.8%	2.9%
Annual net sales per weighted average square foot	$202	$199	$194
     For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report under Item 7 of Part II.
ITEM 3. LEGAL PROCEEDINGS
     There are no material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our properties is the subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2005.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     (a) The Company’s common stock and Class A common stock are traded on the New York Stock Exchange under the trading symbols “HVT” and “HVTA”. Information regarding the high and low sales prices per share of both classes of common stock in 2005 and 2004 is included in Note 16, “Market Prices and Dividend Information (Unaudited),” to the Company’s Consolidated Financial Statements.

     (b) Based on the number of individual participants represented by security position listings, there are approximately 3,000 holders of the Company’s common stock and 200 holders of the Class A common stock at March 10, 2006.
     (c) The payment of dividends and the amount thereof are determined by the Board of Directors and depend upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered. The Company has paid a quarterly cash dividend since 1935 and has increased the cash dividend paid to stockholders in each of the past 30 years. Information regarding the Company’s payment of dividends for 2005 and 2004 is included in Note 16, “Market Prices and Dividend Information (Unaudited),” to the Company’s consolidated financial statements. A quarterly dividend of $.0675 per common share and $.0625 per Class A common share has been declared by the directors, to be payable March 21, 2006, to holders of record on March 6, 2006.
     (d) Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.
Stock Repurchases
     The following table presents information with respect to our repurchases of Havertys’ common stock during the fourth quarter of 2005:

			(c)	(d)
			Total number	Maximum
			of Shares	Number that
	(a)	(b)	Purchased as	May Yet Be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid Per	Plans or	Plans or
	Purchased	Share	Programs	Programs
Oct. 1 - Oct. 31, 2005	21,700	$11.78	21,700	1,853,846
Nov. 1 - Nov. 30, 2005	58	12.57	—	1,853,846
Dec. 1 - Dec. 31, 2005	974	12.89	—	1,853,846

	22,732	$11.83	21,700	1,853,846

(1)	The Board of Directors has authorized management, at its discretion, to purchase and retire our common stock and Class A common stock under the Stock Repurchase Program. This program was initially approved by the Board of Directors on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased.

(2)	Those shares reported as repurchased that are not part of the Stock Repurchase Program are attributable to shares surrendered to us by employees in payment of tax obligations related to the vesting of restricted shares from our 2004 Long-Term Incentive Plan.
ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data have been derived from our Consolidated Financial Statements. The information shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the Consolidated Financial Statements and Notes thereto included in Item 8 below.

	Years ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003	2002	2001

Net sales	$827,658	$784,162	$744,635	$703,959	$678,112
Gross profit(1)	395,567	378,597	349,423	326,957	313,101
Percent of net sales	47.8%	48.3%	46.9%	46.4%	46.2%
Gross profit, on a comparable basis(2)	395,567	378,597	362,511	339,862	324,068
Percent of net sales	47.8%	48.3%	48.7%	48.3%	47.8%

Selling, general and administrative expenses (1)	377,435	348,523	314,130	291,576	273,593
Percent of net sales	45.6%	44.5%	42.2%	41.4%	40.3%
Selling, general and administrative expenses, on a comparable basis(2):	377,435	348,523	327,218	304,481	284,560
Percent of net sales	45.6%	44.5%	43.9%	43.3%	42.0%

Income before cumulative effect of accounting change (3)(4)	15,054	22,636	23,821	24,293	22,671

Basic earnings per share before accounting change(3)(4)
Common	$0.67	$1.01	$1.10	$1.14	$1.09
Class A	$0.63	$0.96	$1.03	$1.08	$1.04
Diluted earnings per share before accounting change (3)(4)
Common	$0.66	$0.98	$1.06	$1.10	$1.05
Class A	$0.63	$0.94	$1.02	$1.06	$1.02

Cash dividends:
Amount	$5,678	$5,550	$5,076	$4,684	$4,365
Per Share:
Common Stock	0.255	0.250	0.2350	0.2200	0.2100
Class A Common Stock	0.235	0.230	0.2150	0.2050	0.2000

Accounts receivable, net	$91,110	$90,528	$105,800	$133,812	$193,963
Credit service charges	3,506	4,502	6,392	9,051	11,066
Provision for doubtful accounts	1,011	558	1,979	3,180	4,061

Inventories	$107,631	$110,812	$106,264	$113,328	$103,662

Capital expenditures	$35,007	$45,264	$21,203	$45,455	$19,034
Depreciation/amortization expense	21,035	19,145	17,199	15,903	16,239
Property and equipment, net	217,391	205,037	171,546	134,203	146,399

Total assets	$463,052	$471,581	$452,692	$417,121	$472,030

Long-term debt, including current portion(4)	$44,161	$64,498	$78,930	$82,498	$142,969
Total debt	48,461	64,498	78,930	82,498	167,969
Interest, net	1,362	3,483	3,872	6,561	10,581

Accounts receivable, net to debt	188.0%	140.4%	134.0%	162.2%	115.5%
Debt to total capital	14.8%	19.2%	23.9%	26.9%	45.6%

Stockholders’ equity	$279,270	$272,258	$251,156	$223,761	$200,300

Retail Sq. Ft. (in thousands)	4,144	4,068	3,919	3,808	3,521
Number of Retail Locations	118	117	113	111	103
Employees	4,400	4,300	4,180	4,037	3,720

(1)	Gross profit and Selling, general and administrative expenses prior to 2005 have been adjusted for the reclassification of handling and transportation costs into cost of goods sold (see Note 1 to our 2005 Consolidated Financial Statements).

(2)	Gross profit, on a comparable basis, prior to 2004 has been adjusted for the amounts related to vendor rebates and advertising allowances so that they are comparable to the treatment in 2004 and 2005. The amount by which gross profit, as reported has been increased is as follows (in thousands): 2003 — $13,088; 2002 — $12,905; and 2001 — $10,967. This is a non-GAAP presentation but is included to facilitate the comparability among the periods presented due to the implementation of EITF 02-16 “Accounting by a Customer for Cash Consideration Received from a Vendor.’’

(3)	During the second quarter of 2004, we adopted EITF 03-6 “Participating Securities and the Two-Class Method under SFAS 128.” This interpretation requires us to report earnings per share using the two-class method. As a result, the prior years’ per share presentation has been expanded to include the additional information. Prior to EITF 03-6, the Company’s diluted earnings per share was equivalent to the common stock diluted earnings per share under the two-class method.

(4)	Effective December 31, 2003, the Company adopted FASB interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The required consolidation of the entity increased property and equipment by $22.1 million and long-term debt by $19.5 million. The cumulative effect of the change was an addition to income of $1.0 million, net of tax expense of $0.6 million, and $0.05 per diluted share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: comparable-store sales, sales by merchandise categories, gross profit, operating costs as a percentage of sales, cash flow, total debt to total capital, and earnings per share.
     Our sales are generated by customer purchases of home furnishings in our retail stores and recorded as revenue when delivered to the customer. There is typically a two-week lag between the time when a customer’s order is placed in one of our stores and the time when the customer is able to arrange their schedule for delivery. Comparable-store or “comp-store” sales are comparisons of sales results of stores that have been open at least one year. As a retailer this performance measure is an indicator of relative customer spending period over period.
     Havertys’ cost of sales includes only the costs associated with the sourcing of our products. Our gross profit is primarily dependent upon merchandising capabilities, vendor pricing and the mix of products sold. The success of our Havertys brands has continued since their introduction at the end of 2000 and these products have been expanded as a percentage of our overall sales mix. The introduction of Havertys Premium Collections® during 2004 was an important step in establishing the Havertys brand in all product categories. We view the sourcing of the values associated with imported product offerings and the mix of our merchandise as important opportunities for improving our performance.
     Our operational focus during the past few years has been our warehouse and delivery effectiveness as we completely revamped our distribution methodology and consolidated certain customer service functions. This created redundant operations and increased inventory markdowns during the transition periods in the affected markets. We completed the transformation and consolidation of our distribution systems in the second quarter of 2005.

     The growing percentage of imported products from Asia and the increased Havertys brands merchandise are significant changes in our industry and our business within a very short time frame. The longer lead times required for delivery from the factories and the production of merchandise exclusively for Havertys have been analyzed by our supply chain team. We are expanding the storage capacity of our Eastern DC to store imported goods for our Eastern growth and move into the Midwest. Additionally it will help us supplement the product flow from key domestic upholstery suppliers for the Florida region.
     We are continuing our direct importing program initiative, with a focus on China and Asia. Our main strategy is to work with a select number of experienced manufacturers and to become important customers to these suppliers. We realize that there are increased risks in direct importing and therefore we are moving at a deliberate and measured pace.
     Cash flows continued to be strong during 2005, providing funding for $35.0 million in new property and equipment expenditures, and the reduction of debt by $16.0 million. Our cash flow accelerated during 2003, in part due to the outsourcing of certain credit promotions to a third party finance company, and those programs have now reached a fairly level state. The increased cash enabled us to repay all of our fixed rate debt that did not have significant pre-payment penalties. We have continued to improve our financial leverage and our total debt to total capital decreased from 23.9% at December 31, 2003 to 14.8% at December 31, 2005.
Critical Accounting Estimates and Assumptions
     Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to accounts receivable and the allowance for doubtful accounts, long-lived assets and facility closing costs, pension and retirement benefits and self insurance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.
     We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:
     Accounts Receivable. We are required to estimate the collectibility of our accounts receivable. We provide an allowance for doubtful accounts using a method that considers the balances in problem and delinquent categories, historical write-offs and judgment. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely. We assess the adequacy of the allowance at the end of each quarter.
     For the years ended December 31, 2005, 2004, and 2003, we recorded provisions for bad debts of $1.0 million. $0.6 million and $2.0 million, respectively. As of December 31, 2005, and 2004, our gross receivables of $93.5 million in each year, had reserves of $2.4 million and $3.0 million, respectively. Our allowance for doubtful accounts as a percentage of the receivables pool is lower in 2005 due to improvements in the delinquency and problem category percentages from 2004 and 2003. While our customer base is large and geographically dispersed, a general economic downturn affecting our target customers could result in higher than expected defaults, and therefore the need to revise estimates for bad debts. We believe that the allowance for doubtful accounts as of December 31, 2005 and 2004 is reasonable in light of portfolio balance, portfolio quality, historical charge-offs and reasonable charge-off forecasts.
     We make available to customers interest free credit programs, which range from 3 to 24 months. In connection with these programs which are greater than 12 months, we are required to discount payments to be received over the life of the interest free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and is amortized to net interest expense over the life of the receivable. The discount on the receivables is adjusted for prepayment at the time of prepayment. There is no assumption for prepayment recorded at inception. If delinquency rates under these interest free programs deteriorate, we may adjust the rate at which we discount such receivables in the future. The unamortized discounts were $1,646,000 and $889,000 at December 31, 2005 and 2004, respectively.
     Impairment of Long-Lived Assets and Facility Closing Costs. We evaluate the recoverability of long-lived assets, annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We group and evaluate long-lived assets for impairment at the market area level, which is the lowest level at which individual cash flows can be identified. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the market area’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the market area’s assets estimated fair value, which is determined on the basis of future cash flows (discounted and with interest charges), or market value. If required, an impairment loss is recorded for the portion of the asset’s carrying value that exceeds the asset’s estimated fair value.
     We account for closed store and warehouse lease termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As such, in the period we close a store or warehouse, we record as an obligation the present value of estimated costs that will not be recovered. These costs include any estimated loss on the sale of the land and buildings, the book value of any abandoned leasehold improvements and amounts for future lease payments, less any estimated sublease income. At December 31, 2005 and 2004, our reserve for impairment of long-lived assets and facility closing costs totaled $1,172,000 and $883,000, respectively. In the future, these costs could increase or decrease based upon general economic conditions, economic conditions in specific markets including the impact of new competition, the fair market value of owned properties, our ability to sublease facilities and the accuracy of our related estimates.
     Pension and Retirement Benefits. Pension and other retirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases and mortality rates. The actuarial assumptions used in the Company’s pension and retirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for the Company’s future pension and retirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect the Company’s operating results. A one-percentage-point decrease in the discount rate would have increased 2005 expense for the defined benefit pension plan by approximately $1.4 million, a 60% change and a one-percentage-point increase would have decreased expense by $0.5 million, a 22% change. A one-percentage-point change in the expected return on plan assets would impact 2005 expense for the defined benefit pension plan by approximately $0.5 million, a 23% change. In addition, see Note 10 of the Notes to Consolidated Financial Statements for a discussion of these assumptions and the effects on the financial statements.

     Self Insurance. We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims. Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component. The resulting estimate is discounted and recorded as a liability. Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that our methodology and assumptions are appropriate. A one-percentage-point change in the actuarial assumption for the discount rate would impact 2005 expense for insurance by approximately $56,000, a 1.3% change.
Operating Results
     The following table sets forth for the periods indicated (i) selected statement of income data, expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of income data:

				Percentage Change
				in Dollars
		Percentage of Net Sales		From Prior Year
	2005	2004	2003	2005	2004
Net sales	100.0%	100.0%	100.0%	5.5%	5.3%
Cost of sales(1)	52.2	51.7	53.1	6.5	2.6
Gross profit(1)	47.8	48.3	46.9	4.5	8.3
Credit service charge revenue	0.4	0.6	0.9	(22.1)	(29.6)
Provision for doubtful accounts	0.1	0.1	0.3	81.1	(71.8)
Selling, general and administrative expenses	45.6	44.5	42.2	8.3	10.9
Income before income taxes(2)	2.9	4.6	5.1	(34.4)	(6.6)
Net income(2)	1.8	2.9	3.2	(33.5)	(6.3)

Comparable basis
Cost of sales, on a comparable basis(3)	52.2	51.7	51.3	6.5	6.1
Gross profit, on a comparable basis(3)	47.8	48.3	48.7	4.5	4.4
Selling, general and administrative expenses, on a comparable basis(3)	45.6	44.5	43.9	8.3	6.5

(1)	Cost of sales, Gross profit and SG&A expenses prior to 2005 have been adjusted for the reclassification of handling and transportation costs into cost of goods sold (see Note 1 to our 2005 Consolidated Financial Statements).

(2)	Excluding the cumulative effect of a change in accounting principle for the year ended December 31, 2003.

(3)	Cost of sales, Gross profit and SG&A expenses in 2003 have been adjusted from the amounts reported in our financial statements. The amount for 2003 has been adjusted by $13.1 million for the treatment of vendor rebates and advertising allowances so that they are comparable to the treatment in 2005 and 2004. We believe this non-GAAP presentation is meaningful because without presenting 2003 on a comparable basis to other years presented, our gross profit would appear to have increased significantly. Conversely, SG&A costs would appear to have increased significantly. However, on a GAAP basis these changes are primarily due to the required classification of vendor rebates and allowances as a reduction of inventory costs and a resulting reduction in cost of sales, whereas in 2003 and prior years such amounts were included as a reduction of SG&A costs.

Net Sales
     Total sales increased $43.5 million or 5.5% in 2005 and $39.5 million or 5.3% in 2004, respectively. Comparable store sales rose 1.8% or $13.6 million in 2005 and 2.1% or $15.3 million in 2004. The remaining $29.9 million and $24.2 million of the increases in 2005 and 2004, respectively, were from new and otherwise non-comparable stores, partially offset by the loss of sales from stores closed. Stores are considered non-comparable if open for less than 12 full calendar months or if the selling square footage has been changed significantly during the past 12 full calendar months. Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales, as are periods when stores are closed or being remodeled.
     The following outlines our sales and comp-store sales increases for the periods indicated (dollars in millions):

	Year Ended December 31,
	2005			2004			2003
			Comp-Store			Comp-Store			Comp-Store
	Net Sales		Sales		Net Sales	Sales	Net Sales		Sales
		% Increase	% Increase		% Increase	% Increase		% Increase	% Increase
		(decrease)	(decrease)		(decrease)	(decrease)		(decrease)	(decrease)
Period	Dollars	over prior	over prior	Dollars	over prior	over prior	Dollars	over prior	over prior
Ended	(000)s	period	period	(000)s	period	period	(000)s	period	period
Ql	$207.6	9.1%	4.7%	$190.3	8.5%	4.0%	$175.4	0.2%	(6.6)%
Q2	192.4	7.1	2.3	179.6	6.5	2.6	168.6	2.3	(2.2)
Q3	202.0	2.3	(1.0)	197.4	1.1	(1.0)	195.4	11.2	6.1
Q4	225.6	4.1	1.2	216.8	5.6	3.0	205.3	8.9	5.7

Year	$827.7	5.5%	1.8%	$784.2	5.3%	2.1%	$744.6	5.8%	1.0%

     Retail sales of big-ticket home goods were weak from mid-2002 to mid-2003, which was widely reported to be due to consumer anxiety about employment uncertainty, threats of war, war and geopolitical unrest. There was also a lingering negative effect from lower stock market values. Beginning in June 2003 we had positive comp-store monthly sales results that continued throughout the remainder of 2003 and through April 2004 (excluding November 2003, which was 0.4% negative). Sales in our Florida and Southeast markets during August and September of 2004 were negatively impacted by record-breaking severe weather from four hurricanes in a six-week period. These lost sales were particularly significant because our Florida stores normally produce approximately 23% of our total sales. During October 2004, we experienced some delays in receiving product from Asia and began building a backlog of undelivered orders faster than our historical rates. The backlog remained higher than the prior year’s level at the end of 2004 as strong sales activity during November and December kept the order rate ahead of our deliveries.
     Sales in the first half of 2005 improved but still reflected some reluctance by consumers to make big-ticket purchases. We believe that sales for big-ticket furniture items during the third quarter of 2005 were hampered by a number of factors including: rising fuel costs, continued negative impressions concerning the economy, and heavy promotional activity by the automobile industry. We did not experience a significant direct impact from Hurricane Katrina but the fourth quarter of 2005 was affected as general consumer morale was battered by gas price spikes above $3 per gallon, higher home heating bills and rising interest rates.
     Our sales during 2005 increased across all major categories of furnishings, with sleeper sofas and dining categories performing better than the average. Our average sales transaction and price per item both remained modestly higher over the prior year periods.
     We believe that continued strong housing sales and demographic trends are a positive factor for the industry, but consumer confidence and further indications of a strengthening economy are key to increased spending for big ticket furniture items. Many retailers have been advertising aggressive sales promotions to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. We have instead used some promotional pricing during traditional sales events. Supplementing the pricing promotions, we also offer free interest and deferred payment financing promotions. We expect to continue this approach of providing a selection of specially priced merchandise and financing promotions to increase traffic in our stores. During 2006, we will offer financing promotions with longer deferred interest periods. We will also draw from the positive results of our first 80-page catalog mailed in October 2005, with improved versions and varied target mailing techniques.
Gross Profit
     Cost of sales consists primarily of the purchase price of the merchandise together with certain handling and transportation costs. Our gross profit is largely dependent upon merchandising and warehousing capabilities, vendor pricing, transportation costs and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and service from our key vendors due to the volume and reliability of our purchase commitments. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points.
     Gross profit for 2005 decreased 50 basis points to 47.8% from 48.3% in 2004. Our gross profit was negatively impacted by increased transportation costs included in cost of goods sold. Transportation costs increased $3.7 million in 2005 over 2004 or 38 basis points of net sales. This expense varies with sales volume, and demonstrates the comparative increase in expense related to moving goods through a more centralized distribution infrastructure and the additional miles which must be driven given the reduction in warehouses in our current model. Handling costs increased $1.8 million in 2005 over 2004 or 16 basis points of net sales as more merchandise flowed through our DCs. During the fourth quarter of 2005, we experienced fluctuations in our product flow and capacity issues in our distribution centers. To create additional warehouse capacity, we reduced selling prices on certain merchandise in 2005. Our LIFO reserve increased during 2005 and negatively impacted gross profit by approximately 14 basis points.
     Gross profit for 2004 decreased 40 basis points to 48.3% from 48.7% in 2003, on a comparable basis. Our gross profit was negatively impacted by a 21 basis points increase in transportation and handling costs and an additional 10 basis points negative impact from an increase in the LIFO reserve. Inventory close-outs were higher during 2004 as compared to 2003 as we closed and consolidated warehouses. Additionally, during the fourth quarter of 2004, as some of our competitors struggled and aggressively offered heavy discounts, we were compelled to match prices on identical or similar products in several of our markets.
     Our core furniture merchandise comprises approximately 85% of the furniture items, excluding bedding and accessories, which we carry in all of our stores. Additional products that are more regionally focused and items needed to merchandise our larger retail stores supplement the core furniture merchandise assortment. Imported products comprised approximately 37% of our core merchandise groups at December 31, 2003, and increased to approximately 70% by the end of 2005 as new products were received and displayed in our showrooms. Wood products, or “case goods,” are generally imported, with only 20% of our selected case goods at December 31, 2005, produced domestically. Upholstered items are not as heavily imported, with the exception of our leather products, of which almost 100% were imported during 2005. The Havertys branded lines are approximately 75% imported with virtually all case goods and leather items being imported. We believe for the selected imported items we purchase, we achieve substantial savings as compared to similar domestically made products.

     Our proprietary Havertys branded merchandise produced modestly higher gross margins compared to the other products we offered and Havertys brands’ margins continued to increase on a year over year basis. During 2005, we began purchasing a small level of products working directly with foreign manufacturers. We believe that, although there are savings in the “direct import” approach to sourcing our goods, there are also associated risks with quality and customer acceptance. Our merchandising team has selected an experienced quality control firm that is dedicated to inspecting product produced for Havertys. We are also using design firms to complement our merchandising team’s skills to develop our proprietary Havertys products. Similar to our careful introduction of the first Havertys branded products, we will continue to move judiciously on a direct import program.
     The selected vendors that provide us with their branded goods remain important suppliers to us. Their products have wide customer acceptance and we are also working with several of these manufacturers developing product that carries their brand but will be exclusive to Havertys. We believe that the combination of these types of arrangements and our proprietary Havertys branded products will provide our customers with an excellent selection of merchandise at attractive prices and yield improving margins for Havertys.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses are comprised of five categories: selling; occupancy; delivery; certain warehouse costs; advertising and administrative. Selling expenses primarily are comprised of compensation of sales associates and sales support staff, and fees paid to credit card and third party finance companies. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Delivery costs include personnel, fuel costs, and depreciation and rental charges for rolling stock. Warehouse costs include demurrage, supplies, depreciation and rental charges for equipment. Advertising expenses are primarily media production and space, direct mail costs, market research expenses and employee compensation. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, supply chain, real estate and human resource departments.
     Our SG&A costs were negatively impacted by several factors in 2005. Total SG&A costs, as a percentage of net sales were 45.6% for 2005 as compared to 44.5% and 43.9%, on a comparable basis, in 2004 and 2003, respectively.
     Selling expenses generally vary with sales volume. We experienced additional increases in 2004 over 2003 mainly due to our customers increased use of credit cards when purchasing and accordingly our bank card fees rose. This increased usage continued during 2005 but at less than half the rate of increase as in 2004.
     Occupancy expenses increased $7.0 million in 2005 over 2004 or 40 basis points of sales. Our utility costs increased 24 basis points and depreciation expense was up 10 basis points on a year over year basis. We also had higher local property tax rates in certain jurisdictions and repairs to certain sites from hurricane damage in the Gulf Coast area. Occupancy expenses increased $2.7 million in 2004 over 2003 and were relatively flat as a percentage of sales.
     We developed our distribution system to accommodate store expansion and sales growth. The shift from local market warehouses to our more centralized system caused us to change how we classified our warehousing and transportation costs. We have historically capitalized certain expenses related to handling and transportation of merchandise to the local markets into inventory which flows through the distribution centers or in prior years, the regional warehouses. In prior periods, expenditures capitalized into inventory were recognized through SG&A rather than cost of goods sold. Our current distribution model flows a majority of inventory through the DCs. Accordingly, we now include those costs capitalized into inventory for handling and transportation in cost of goods sold and have reclassified the prior periods for comparability. These costs which are now included in cost of goods sold were $24.3 million, $18.8 million and $16.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. This is a change only in the classification of these expenses in our Consolidated Statements of Income and has no impact on earnings, valuation of inventory or cash flows.
     Warehouse expenses increased $4.7 million in 2005 over 2004, or 40 basis points of net sales. Demurrage fees, which were virtually zero in 2004, were $2.5 million in 2005 because of supply chain difficulties. The ocean and inter-modal carriers charge demurrage fees when containers carrying imported merchandise are not unloaded and returned to the port within the carriers’ prescribed time periods. Warehouse compensation and benefits increased as we absorbed duplicate costs during the conversion from the Florida regional warehouse and local market warehouses to the Florida DC, incurred separation expenses for local warehouse employees and increased compensation expense at our larger DCs for anticipated sales volume increases. Warehouse operating expenses increased $1.0 million due to higher requirements of demountable shipping supplies (wrap, pads, ties, blankets, etc) to ship a higher proportion of goods in a prepped mode.
     Warehouse expenses increased only moderately in 2004 over 2003, predominately occurring in the fourth quarter of 2004 due to facility closings and startup costs associated with the distribution transition.
     Our imports have increased considerably in the past few years and our distribution centers were not large enough to accommodate the product flow for the breadth of our line up. A significant expansion of our Eastern DC is underway. The first phase is complete and we began using that space during January 2006 and the second phase will be completed in April. This expansion should enable us to better handle the normal fluctuations in business and increase our peak throughput capacity. We are also improving our supply chain techniques, systems, and controls surrounding our freight service provider and vendor deliveries. Our expansive product line is being pared down to better fit our migration to higher levels of imports. These changes are expected to eliminate demurrage costs and to allow for more prompt and accurately scheduled deliveries to our customers.
     Delivery costs increased $6.3 million in 2005 over 2004 or 54 basis points of net sales. Delivery compensation increased $3.4 million over the 2004 period, largely related to increases in delivery personnel to service new markets as well as reassignment of personnel from shuttered warehouses to delivery roles. Delivery fuel costs have also risen due to higher fuel prices and more delivered sale volume. Delivery costs increased in 2004 relative to 2003 by approximately 17 basis points as a percentage of net sales primarily due to increases in delivery personnel to service new markets.
     We increased our advertising dollars during 2005 by $2.0 million as we continued to build our Havertys brand image with our target customers. We printed and distributed our first 80-page catalog to target customers and we are building on its success. We reduced our newspaper and direct mail costs slightly and shifted advertising dollars to television and our more targeted advertising programs such as the catalog and tabloids. Our costs associated with television advertising increased over 25% from 2003 to 2004 as we used this media form in our larger and new markets. Total advertising costs as a percentage of sales were 7.2%, 7.4% and 7.1% for 2005, 2004 and 2003, respectively.
     Our administrative costs declined modestly as a percentage of sales for 2005 as compared to 2004. Administrative expenses increased in 2004 due to the following: additional costs associated with compliance with the Sarbanes-Oxley Act, installation and conversion to our new accounting software package and costs associated with the research and analysis of prospective new real estate markets and locations.

Credit Service Charge Revenue and Allowance for Doubtful Accounts
     Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features.
     The standard outsourced programs offer deferred payment for 360 days, or for larger purchases, for 15 to 18 months, with an interest accrual that is waived if the entire balance is paid in full by the end of the deferral period. The 15 to 18 months deferred payment promotions were the most popular of all the credit programs offered through the third party finance company and were also used more than any program offered by Havertys Credit during 2004. “No Interest” programs requiring equal monthly payments from 13 to 28 months became the most frequently used in 2005.
     The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Credit Service Charge Revenue	$3,506	$4,502	$6,392
Amount Financed as a % of Sales:
Havertys	20.7%	21.1%	25.1%
Third Party	18.5	20.8	21.0

	39.2%	41.8%	46.1%

% Financed by Havertys:
No Interest for 12 Months	27.8%	42.9%	55.7%
No Interest for > 12 Months	47.0	29.7	17.3
No Interest for < 12 Months	11.7	14.3	14.7
Other	13.5	13.1	12.3

	100.0%	100.0%	100.0%

	Year Ended December 31,
	2005	2004	2003
Accounts receivable	$93,510	$93,478	$110,300
Allowance for doubtful accounts	$2,400	$2,950	$4,500
Allowance as a % of accounts receivable	2.6%	3.2%	4.1%
     Our allowance for doubtful accounts has declined during the three year period as lower levels of in-house receivables were generated. Our allowance for doubtful accounts as a percentage of the receivables pool is lower at the end of 2005 due to improvements in the delinquency and problem category percentages versus 2004 and 2003.

Interest expense, net
     Interest expense, net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have deferred or no interest payment terms. The following table summarizes the components of interest expense, net (in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest expense on debt	$4,072	$5,429	$4,449
Amortization of discount on accounts receivable	(2,340)	(1,170)	(432)
Other, including capitalized interest and interest income	(370)	(776)	(145)

	$1,362	$3,483	$3,872

     Interest expense on debt decreased in 2005 as average debt decreased and the effective interest rate was relatively unchanged. Average debt decreased 32% in 2004 but this was offset by an increase in our effective interest rate of 79 basis points as we utilized the revolving credit facilities less in 2004.
     We make available to customers interest free credit programs, which range from 3 to 24 months. In connection with these programs which are greater than 12 months, we are required to discount the payments to be received over the life of the interest free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and is amortized to net interest expense over the life of the receivable. The discount on the receivables is adjusted for prepayments at the time of prepayment. There is no assumption for prepayment recorded at inception.
     The amount of amortization has increased each year as the level of receivables generated under longer term, free interest financing promotions has increased. We will continue to offer similar financing programs in 2006.
Other (income) expense, net
     Other (income) expense, net is primarily related to gains or losses on the sales of real estate. We have had dispositions of warehouses as we transitioned our distribution methodology to various markets. During 2005, we had gains from the sale of our Florida regional warehouse and other properties of $3.7 million. We sold the regional warehouse which served the Mid-South region and other properties during 2004 generating gains of $4.5 million. During 2003, we had gains of $0.3 million from the sale of two local market warehouses and other retail properties and $0.9 million from the early termination of a lease by the landlord.
Provision for Income Taxes
     The effective tax rate was 36.1% for 2005, 37.0% for 2004, and 37.3% for 2003. The effective tax rate differs from the statutory rate primarily due to state income taxes, net of the Federal tax benefit.
Recent Accounting Pronouncements
     Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123(R) supersedes

APB Opinion No. 25, “Accounting for Stock Issued to Employees”, (Opinion 25) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt Statement 123(R) on January 1, 2006.
     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25 ’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company began a transition in 2004 to the use of restricted stock grants in lieu of stock options in its long-term incentive compensation strategy.
     On August 18, 2005, the directors, upon the recommendation of the Board’s Executive Compensation and Employee Benefits Committee, approved the acceleration of vesting of all “out-of-the-money”, unvested stock options held by current employees, including executive officers and certain employee directors. The decision to initiate the acceleration was made primarily to reduce compensation expense that would be expected to be recorded in future periods following the Company’s adoption of Statement 123(R). As a result of the acceleration, the Company reduced this expected compensation expense, net of tax, by a total of approximately $3.7 million (approximately $2.0 million in 2006, $1.1 million in 2007, and $0.6 million in 2008). These amounts are based on fair value calculations using the Black-Scholes methodology.
     Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend upon, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $40,000, $434,000, and $1,143,000 in 2005, 2004, and 2003, respectively.
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
     The effective result of EITF 03-6 is that the basic earnings per share for the common stock is approximately 105% of the basic earnings per share of the Class A common stock. Additionally, given the Company’s current capital structure, diluted earnings per share for common stock under EITF 03-6 is the same as was previously reported for diluted earnings per share using the if-converted method.
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
     During 2003, we concluded that we were the primary beneficiary of a variable interest entity (VIE) that is the lessor under an operating lease of our Dallas distribution center and its attached retail space and three retail locations. Effective December 31, 2003, the Company consolidated the VIE and recorded a cumulative effect of an accounting change of $1.0 million (net of income tax expense of $0.6 million), or $0.05 per diluted common share. Consolidation of the VIE increased property and equipment by $26.0 million, accumulated depreciation by $3.8 million, long-term borrowings by $19.5 million and created a minority interest of $1.0 million.
Liquidity and Cash Flow Review
Liquidity and Capital Resources
     Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, working capital requirements, scheduled debt payments, dividends to our stockholders, and stock repurchases.
Summary of Cash Activities
2005
     Our principal sources of cash consisted of those derived from operations of $31.7 million, proceeds from a net increase in borrowings under revolving credit facilities of $4.3 million, proceeds from the sale of auction rate securities of $5.0 million and proceeds from the disposal of capital assets totaling $8.9 million. Our primary uses of cash were for capital asset investments of $35.0 million, debt payments of $20.3 million, stock repurchases of $4.1 million and dividend payments totaling $5.7 million.
2004
     Our principal sources of cash consisted of those derived from operations of $53.3 million and proceeds from the disposal of capital assets totaling $6.8 million. Our primary uses of cash were for capital asset investments of $58.0 million, net investments in auction rate securities of $5.0 million, debt payments of $14.4 million and dividend payments totaling $5.6 million.
Operating Activities
2005
     Our net cash derived from operating activities decreased $21.6 million in 2005 to $31.7 million. This decrease was driven by a small increase in accounts receivable in 2005 as compared to a $14.7 million decrease in 2004 and by a decrease in our net income. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

2004
     Our net cash derived from operating activities decreased $29.3 million in 2004 to $53.3 million from $82.6 million in 2003. This decrease was the result of a smaller decrease in accounts receivable for 2004 and lower net income. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.
Investing Activities
2005
     Our capital asset investments decreased $23.0 million in 2005 to $35.0 million and represented the principal use of cash for investing activities. Our 2005 capital asset investments are discussed below in “Store Expansion and Capital Expenditures”. Our proceeds from the disposal of capital assets totaled $8.9 million in 2005 as compared to $6.8 million in 2004.
2004
     Our capital asset investments increased $30.1 million in 2004 to $58.0 million and represented the principal use of cash for investing activities. Our 2004 capital asset investments are discussed below in “Store Expansion and Capital Expenditures”. Our proceeds from the disposal of capital assets totaled $6.8 million in 2004 as compared to $2.9 million in 2003.
Financing Activities
2005
     Our net cash used in financing activities increased $7.8 million in 2005 to $25.1 million from $17.2 million in 2004. The principal use of cash for investing activities was for payments on debt which net of borrowings totaled $16.0 million in 2005 compared to $14.4 million in 2004.
     During 2005, we purchased $4.1 million of Company stock under a stock repurchase program approved by our Board of Directors.
2004
     Our net cash used in financing activities decreased $11.9 million in 2004 to $17.2 million from $29.2 million in 2003. The principal use of cash for investing activities was for payments on debt which totaled $14.4 million in 2004 compared to $30.1 million in 2003.
     The principal source of cash from investing activities were proceeds from the exercise of stock options which totaled $2.8 million in 2004 compared to $6.1 million in 2003.
Financial Position
Assets
2005
     Prepaid expenses increased $5.1 million, or 76%, to $11.7 million at December 31, 2005. This increase was primarily the result of payments to taxing authorities in excess of current liabilities. Other current assets decreased $6.8 million, or 47%, to $7.6 million at December 31, 2005. This decrease is primarily the result of collections of receivables related to properties sold during 2004 as part of a tax deferral transaction or “1031 Exchange”.
2004
     Trade accounts receivable decreased $16.8 million, or 15%, to $93.5 million at December 31, 2004 from $110.3 million at December 31, 2003. This decrease was primarily the result of the reduced usage of our in-house credit programs as our customers chose to use either bank cards or the longer deferred payment programs of our third-party credit provider. This was partially offset by a related decrease in the allowance of $1.5 million to $3.0 million at December 31, 2004 from $4.5 million at December 31, 2003.

Liabilities and Stockholders’ Equity
2005
     Accounts payable and accrued liabilities decreased $4.8 million to $85.8 million at December 31, 2005 from $90.7 million at December 31, 2004. During 2005, we imported more merchandise which offers less favorable payment terms versus domestic supply and we had $1.6 million less in accrued group insurance related to the 2004 terminal liability of a self-insured plan.
     Our total debt decreased $16.0 million to $48.5 million at December 31, 2005 from $64.5 million at December 31, 2004. This decrease was the result of cash repayments on debt of $20.3 million offset by a net increase in outstanding borrowings under our revolving credit facilities of $4.3 million.
2004
     Accounts payable and accrued liabilities increased $6.4 million to $90.7 million at December 31, 2004 from $84.3 million at December 31, 2003. This change can be attributed to increases of $1.6 million in accrued group insurance related to the 2004 terminal liability of a self-insured plan, $3.3 million for advertising, offset by a reduction in the reserve for cancelled sales and allowances.
     Our total debt decreased $30.1 million to $64.5 million at December 31, 2004 from $78.9 million at December 31, 2003. This decrease was the result of cash repayments as we had little usage of our revolving credit facilities during 2004 and all amounts borrowed were repaid.
Financings
     We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in August 2010. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We owed $4.3 million under these facilities at December 31, 2005. We also had letters of credit in the amount of $5.4 million outstanding at December 31, 2005, and these amounts are considered part of the facilities usage. Our unused capacity was $70.3 million at December 31, 2005.
     We reviewed all of our fixed-rate long-term debt in 2003 and repaid those facilities that did not include significant prepayment penalties or other issues that would make accelerating the payments problematic.
     We pursue a diversified approach to our financing requirements and generally balance our fixed-rate and capped-rate debt as determined by the interest rate environment. Our overall debt capital structure at December 31, 2005, was approximately 63% unsecured and 83% with fixed rates of interest. Our debt reduction has caused variable rate debt levels to move below typical levels. The average effective interest rate on all borrowings was 7.3% at December 31, 2005. Our long-term debt-to-total capital ratio was 14.8% at December 31, 2005.
Off-Balance Sheet Arrangements
     We do not generally enter into off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements at December 31, 2005. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations
     The following summarizes our contractual obligations and commercial commitments as of December 31, 2005 (in thousands):

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt	$44,161	$13,139	$18,185	$12,837	$—
Operating leases	295,364	28,824	55,536	46,512	164,492
Scheduled interest on long-term debt	6,952	2,963	3,625	364	—
Other liabilities	4,300	4,300	—	—	—
Purchase obligations	70,179	70,179	—	—	—

Total contractual obligations	$420,956	$119,405	$77,346	$59,713	$164,492

Store Expansion and Capital Expenditures
     We have entered several new markets and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 4% annually over the past 10 years. The following outlines the changes in our selling square footage for the three years ended December 31, 2005 (square footage in thousands):

	2005		2004		2003
	# of	Square	# of	Square	# of	Square
	Stores	Footage	Stores	Footage	Stores	Footage
Stores opened	4	148	4	155	4	163
Stores closed	3	94	—	—	2	50
Stores remodeled	3	22	3	(6)	3	(2)
Year end balances	118	4,144	117	4,068	113	3,919
     We are expecting to add approximately 2.3% retail square footage during 2006 as we open a new store in the new markets of Ft. Lauderdale and Port Charlotte, Florida. We also plan to add a new store in Atlanta, Georgia and replacement stores in Dallas and Austin, Texas. Our plans for 2006 include the opening of one or two additional stores and the closing of three older stores.
     We are currently planning to open approximately six stores in 2007. Our strategy is to pursue opportunities in denser markets which we can serve using our existing distribution.

     Our investing activities in stores and operations in 2004 and 2005 and planned outlays for 2006 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open. We have made purchases of properties that were previously recorded as operating leases and have shown those amounts in this table.

	Proposed
(approximate in thousands)	2006	2005	2004
Stores:
New stores	$20,100	$17,800	$16,100
Remodels/Expansions	4,600	3,400	6,100
Maintenance	2,500	2,500	2,000

Total stores	27,200	23,700	24,200
Distribution:	3,700	7,900	17,900
Information Technology:	1,800	3,400	3,200

Total capital expenditures for new property and equipment	32,700	35,000	45,300
Purchases of assets in operations
previously under lease	—	—	12,700

Total	$32,700	$35,000	$58,000

     We will be disposing of warehouses and land during 2006 and proceeds from these sales are estimated to be approximately $4.0 million. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2006 capital expenditures.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The report of independent registered public accounting firm, the consolidated financial statements of Havertys and the notes to consolidated financial statements, and the supplementary financial information called for by this Item 8, are set forth on pages F-l to F-26 of this report. Specific financial statements and supplementary data can be found at the pages listed in the following index:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13(a)-15(e)) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act. During the fourth quarter of 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management
Management’s Responsibility for the Financial Statements
     Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.
Internal Control Over Financial Reporting
     Management is also responsible for establishing and maintaining effective internal controls over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
     In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as issued as of December 31, 2005. Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005.
Audit Committee’s Responsibility
     The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of our independent registered public accounting firm and approves decisions regarding the appointment or removal of our Vice President, Internal Audit. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. Our independent registered public accounting firm and our internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/s/ CLARENCE H. SMITH
President and CEO

/s/ DENNIS L. FINK
Executive Vice President and CFO

/s/ JENNY HILL PARKER
Vice President, Secretary and Treasurer

/s/ JUSTIN P SEAMONDS
Vice President and Controller
Atlanta, Georgia
March 16, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Board of Directors and Shareholders of Haverty Furniture Companies, Inc.
     We have audited management’s assessment, included in the Internal Control over Financial Reporting Section of the accompanying Report of Management that Haverty Furniture Companies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Haverty Furniture Companies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, Haverty Furniture Companies, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haverty Furniture Companies, Inc. and its subsidiaries as of

December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 15, 2006
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     We incorporate the information required by this item by reference to the sections captioned “Nominees for Election By Holders of Common Stock” and “Nominees for Election By Holders of Class A Common Stock” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 annual proxy statement. Information relating to executive officers of the Company is included in this report under Item 1 of Part I.
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
     On June 15, 2005, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.
ITEM 11. EXECUTIVE COMPENSATION
     The information contained in our 2006 annual proxy statement with respect to director and executive compensation, is incorporated herein by reference in response to this Item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED     STOCKHOLDER MATTERS
     The information contained in our 2006 annual proxy statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this Item.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information contained in our 2006 annual proxy statement with respect to related party transactions, is incorporated herein by reference in response to this Item.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information set forth under the heading “Audit Committee Matters” in our 2006 annual proxy is incorporated herein by reference in response to this Item.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements:
     The following financial statements and notes thereto of Haverty Furniture Companies, Inc., and the related Report of Independent Registered Public Accounting Firm are included in this Report:
Report of Independent Registered Public Accounting Firm on the Financial Statements
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Income — Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
(a) 2. Financial Statement Schedule:
     The following financial statement schedule of Haverty Furniture Companies, Inc. and related Report of Independent Registered Public Accounting Firm on the Financial Statements is filed as part of this Report and should be read in conjunction with the consolidated financial statements.
     Schedule II — Valuation and Qualifying Accounts
     All other schedules have been omitted because they are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits:
     Reference is made to Item 15(b) of this Report.
(b) Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an “*”; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “ +” constitute a management contract or compensatory plan or arrangement. Our SEC File Number is 1-14445 for all exhibits filed with Securities Exchange Act reports.

3.1	Articles of Incorporation of Haverty Furniture Companies, Inc., as amended and restated on March 6, 1973, and as amended April 24, 1979, and as amended April 24, 1985 (Exhibit 3.1 to our 1985 Second Quarter Form 10-Q); Amendment to the Articles of Incorporation dated April 25, 1986 (Exhibit 3.1.1 to our 1986 First Quarter Form 10-Q); Amendment to the Articles of Incorporation dated April 28, 1989 (Exhibit 3.1.2 to our 1989 Form 10-Q); Amendment to the Articles of Incorporation dated April 28, 1995 (Exhibit 3.1.3 to our 1996 Form 10-K).

3.2	Amended and Restated By-Laws of Haverty Furniture Companies, Inc. as amended on February 26, 2004 (Exhibit 3.2 to our 2003 Form 10-K).

4.1	Note Agreement between Haverty Furniture Companies, Inc. and The Prudential Purchasers (The Prudential Insurance Company of America) dated December 29, 1993 (Exhibit 4.1 to our 1993 Form 10-K); First Amendment to the Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc. The Prudential Insurance Company of America (Exhibit 4.1.1 to our 1994 Form 10-K); Second Amendment to Note Agreement dated July 19, 1996, between Haverty Furniture Companies, Inc. and The Prudential Insurance Company of America, as previously amended (Exhibit 4.1.2 to our 1996 Form 10-K).

10.1	Revolving Credit Agreement dated as of August 26, 2005 among Haverty Furniture Companies, Inc., as Borrower, the Lenders from time to time Party hereto, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Wachovia Bank, National Association, as Syndication Agent and SunTrust Bank, as Administrative Agent (Exhibit 10.1 to our 2005 Third Quarter Form 10-Q).

10.2	Revolving Credit Agreement dated as of August 26, 2005 among Haverty Credit Services, Inc., as Borrower, the Lenders from time to time Parry hereto, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Wachovia Bank, National Association, as Syndication Agent and SunTrust Bank, as Administrative Agent (Exhibit 10.2 to our 2005 Third Quarter Form 10-Q).

* +10.3	Thrift Plan restated January 1, 2005.

* + 10.3.1	Amendment No. 1 to the Thrift Plan dated December 1, 2005. Amendment of the Plan for EGTRRA and Revenue Procedure 2002-29.

+10.4	1993 Non-Qualified Stock Option Plan effective as of April 29,1994 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 33-53607).

+ 10.5	1998 Stock Option Plan, effective as of December 18, 1997 (Exhibit 10.1) to our Registration Statement on Form S-8, File No. 333-53215); Amendment No. 1 to our 1998 Stock Option Plan effective as of July 27, 2001 (Exhibit 10.2 to our Registration Statement on Form S-8, File No. 333-66012).

+ 10.6	2004 Long-Term Incentive Compensation Plan effective as of May 10, 2004 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 333-120352):

+ 10.7	Employee Stock Purchase Plan, as amended and restated as of October 29, 1999 (Exhibit 10.7 to our 2000 Form 10-K); Amendment No. 1 to the Employee Stock Purchase Plan (Exhibit 10.2 to our Registration Statement on Form S-8; File No, 333-66010), Amendment to the Employee Stock Purchase Plan effective as of July 1, 2005 (Exhibit 10.5.1 to our 2005 2nd

+ 10.8	Directors’ Compensation Plan, amended and restated effective as of January 1, 2005 (Exhibit 10.7 to our 2005 Second Quarter Form 10-Q).

+ 10.9	Supplemental Executive Retirement Plan, effective January 1, 1983 (Exhibit 10.3 to our 1984 Form 10-K).

+ 10.10	Supplemental Executive Retirement Plan, effective January 1, 1996 (Exhibit 10.10 to our 1995 Form 10-K).

+ 10.11	Deferred Compensation Agreement between Haverty Furniture Companies, Inc. and Rawson Haverty Sr. dated December 21, 1992 (Exhibit 10.9 to our 1993 Form 10-K).

+ 10.12	Form of Agreement dated January 1, 1997 Regarding Change in Control with the following Named Executive Officers; Clarence H. Ridley, Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson (Exhibit 10.12 to our 1996 Form 10-K).

+ 10.13	Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee directors: Rawson Haverty, Jr. (a named Executive Officer) (Exhibit 10.13 to our 1996 Form 10-K).

+ 10.14	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).

10.15	Lease Agreement dated July 26, 2001; Amendment No. 1 dated November, 2001 and Amendment No. 2 dated July 29, 2002 between Haverty Furniture Companies, Inc. as Tenant and John W Rooker, LLC as Landlord (Exhibit 10.1 to our 2002 Third Quarter Form 10-Q).

10.16	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQll LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).

10.17	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQll LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).

10.18	Form of Restricted Stock Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2004).

* +10.19	Base Salaries of Named Executive Officers of Haverty Furniture Companies, Inc.

*21	Subsidiaries of Haverty Furniture Companies, Inc. (Exhibit 21 to our 2005 Form 10-K).

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec. 7241).

*31.2	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec. 7241).

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec. 1350).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.

Date: March 16, 2006	By:	/s/ JENNY HILL PARKER
Jenny Hill Parker
Vice President, Corporate Secretary
and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLARENCE H. RIDLEY	Chairman of the Board	March 16, 2006
Clarence H. Ridley

/s/ CLARENCE H. SMITH	President, Chief Executive Officer and Director	March 16, 2006
Clarence H. Smith

/s/ DENNIS L. FINK	Executive Vice President and Chief Financial Officer	March 16, 2006
Dennis L. Fink

/s/ RAWSON HAVERTY, JR. Raws on Haverty, Jr.	Senior Vice President and Director	March 16, 2006

/s/ JENNY HILL PARKER Jenny Hill Parker	Vice President, Corporate Secretary and Treasurer	March 16, 2006

/s/ JUSTIN P. SEAMONDS Justin P. Seamonds	Vice President and Controller	March 16, 2006

/s/ JOHN T. GLOVER John T. Glover	Director	March 16, 2006

/s/ L. PHILLIP HUMANN L. Phillip Humann	Director	March 16, 2006

/s/ MYLLE H. MANGUM Mylle H. Mangum	Director	March 16, 2006

/s/ FRANK S. MCGAUGHEY, III Frank S. McGaughey III	Director	March 16, 2006

/s/ TERENCE F. MCGUIRK Terence F. McGuirk	Director	March 16, 2006

/s/ VICKI R. PALMER Vicki R. Palmer	Director	March 16, 2006

/s/ FRED L SCHUERMANN Fred L. Schuermann	Director	March 16, 2006

/s/ AL TRUJILLO Al Trujillo	Director	March 16, 2006

Report of Independent Registered Public Accounting Firm on the Financial Statements
Board of Directors
Haverty Furniture Companies, Inc.
We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haverty Furniture Companies, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted Interpretation No. 46, “Consolidated of Variable Interest Entities.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment and opinion on the effectiveness of internal control over financial reporting.
Atlanta, Georgia
March 15, 2006

Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$11,121	$24,137
Auction rate securities	—	5,000
Accounts receivable (Note 2)	80,716	81,132
Inventories (Note 3)	107,631	110,812
Prepaid expenses	11,713	6,654
Deferred income taxes (Note 7)	2,375	2,249
Other current assets	7,615	14,453

Total current assets	221,171	244,437

Accounts receivable, long-term (Note 2)	10,394	9,396
Property and equipment (Notes 4 and 8)	217,391	205,037
Other assets	14,096	12,711

	$463,052	$471,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks (Note 5)	$4,300	$—
Accounts payable	42,203	45,217
Customer deposits	27,517	24,040
Accrued liabilities (Note 6)	43,643	45,460
Current portion of long-term debt and capital lease obligations (Note 8)	13,139	20,270

Total current liabilities	130,802	134,987

Long-term debt and capital lease obligations, less current portion (Note 8)	31,022	44,228
Other liabilities	21,958	20,108

Total liabilities	183,782	199,323

Commitments (Note 13)
Stockholders’ equity (Notes 9 and 12)
Capital Stock, par value $1 per share Preferred Stock Authorized - 1,000 shares; Issued: None
Common Stock, Authorized - 50,000 shares: Issued: 2005 - 24,387; 2004 - 24,293 shares	24,387	24,293
Convertible Class A Common Stock, Authorized - 15,000 shares; Issued: 2005 - 4,828; 2004 - 4,840 shares	4,828	4,840
Additional paid-in capital	55,766	55,108
Long-term incentive plan deferred compensation	(2,044)	(2,971)
Retained earnings	259,887	250,511
Accumulated other comprehensive loss	(1,306)	(1,295)
Less treasury stock at cost — Common Stock (2005 - 6,254; 2004 - 5,937 shares) and Convertible Class A Common Stock (2005 and 2004 - 522 shares)	(62,248)	(58,228)

Total stockholders’ equity	279,270	272,258

	$463,052	$471,581

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2005	2004	2003

Net sales	$827,658	$784,162	$744,635
Cost of goods sold	432,091	405,566	395,212

Gross profit	395,567	378,596	349,423
Credit service charges	3,506	4,502	6,392

Gross profit and other revenue	399,073	383,098	355,815

Expenses:
Selling, general and administrative	377,435	348,523	314,130
Interest, net	1,362	3,483	3,872
Provision for doubtful accounts	1,011	558	1,979
Other (income) expense, net	(4,289)	(5,398)	(2,155)

Total expenses	375,519	347,166	317,826

Income before income taxes and cumulative effect of a change in accounting principle	23,554	35,932	37,989
Income taxes (Note 7)	8,500	13,296	14,168

Income before cumulative effect of a change in accounting principle	15,054	22,636	23,821
Cumulative effect of a change in accounting principle (Note 1)	—	—	1,050

Net income	$15,054	$22,636	$24,871

Basic earnings per share, net income (Notes 1 and 12):
Common Stock	$0.67	$1.01	$1.15
Class A Common Stock	$0.63	$0.96	$1.08

Diluted earnings per share, net income (Notes 1 and 12):
Common Stock	$0.66	$0.98	$1.11
Class A Common Stock	$0.63	$0.94	$1.06

Weighted average common shares — basic:
Common Stock	18,301	18,227	17,505
Class A Common Stock	4,310	4,343	4,487

Weighted average — assuming dilution:
Common Stock	22,767	23,083	22,437
Class A Common Stock	4,310	4,343	4,487

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements Of Stockholders’ Equity

	Year Ended December 31,
	2005		2004		2003
(In thousands except per share data)	Shares	Dollars	Shares	Dollars	Shares	Dollars

Common Stock
Beginning balance	24,293,643	$24,293	23,957,629	$23,958	23,233,475	$23,233
Conversion of Class A Common Stock	12,299	12	75,816	76	132,240	132
Stock option transactions, net	80,843	82	260,198	259	591,914	593

Ending balance	24,386,785	24,387	24,293,643	24,293	23,957,629	23,958

Class A Common Stock:
Beginning balance	4,840,230	4,840	4,916,046	4,916	5,048,286	5,048
Conversion to Common Stock	(12,299)	(12)	(75,816)	(76)	(132,240)	(132)

Ending balance	4,827,931	4,828	4,840,230	4,840	4,916,046	4,916

Treasury Stock
Beginning balance (includes 522,410 Class A shares for each of the years presented; remainder are Common shares)	6,459,558	(58,228)	6,465,198	(58,281)	6,449,345	(58,126)

Directors’ Plan	(4,904)	47	(5,640)	53	(9,147)	90
Purchases	321,700	(4,067)	—	—	25,000	(245)

Ending balance	6,776,354	(62,248)	6,459,558	(58,228)	6,465,198	(58,281)

Additional Paid-in Capital
Beginning balance		55,108		49,019		42,365
Stock option issuances		464		2,492		5,487
Tax benefit from employees’ stock options		40		434		1,143
Directors’ Plan		53		79		24
Restricted stock grants		101		3,084		—

Ending balance		55,766		55,108		49,019

Long-term Incentive Plan
Deferred Compensation:
Beginning balance		(2,971)		—		—
Restricted stock grants		(101)		(3,084)		—
Amortization of unearned compensation		1,028		113		—

Ending balance		(2,044)		(2,971)		—

Retained Earnings:
Beginning balance		250,511		233,425		213,630
Net income		15,054		22,636		24,871
Cash dividends (Common stocks 2005 -$0.255, 2004 -$0.250, 2003 - $0.235 per share, Class A Common Stock: 2005 - $0.235, 2004 -$0.230, 2003 -$0.215 per share)		(5,678)		(5,550)		(5,076)

Ending balance		259,887		250,511		233,425

Accumulated Other Comprehensive Loss:
Beginning balance		(1,295)		(1,881)		(2,389)
Change in derivatives, net of taxes (liability in 2005 - $281 ; 2004 -$348; 2003 -$192		467		586		508
Minimum pension liability		(478)		—		—

Ending balance		(1,306)		(1,295)		(1,881)

Total Stockholders’ Equity		$279,270		$272,258		$251,156

Net income		$15,054		$22,636		$24,871
Other comprehensive income (loss), net of tax		(11)		586		508

Total Comprehensive Income		$15,043		$23,222		$25,379

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,054	$22,636	$24,871
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	(1,050)
Depreciation and amortization	21,035	19,145	17,199
Provision for doubtful accounts	1,011	558	1,979
Tax benefit from stock option exercises	40	434	1,143
Deferred income taxes	(708)	686	575
Net (gain) loss on sale of land, property and equipment	(3,659)	(3,831)	(316)
Other	969	93	—
Changes in operating assets and liabilities:
Accounts receivable	(1,593)	14,713	26,033
Inventories	3,181	(4,548)	7,064
Customer deposits	3,477	5,624	2,111
Other assets and liabilities	(2,262)	(8,528)	2,671
Accounts payable and accrued liabilities	(4,832)	6,302	323

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,713	53,284	82,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,007)	(45,264)	(21,203)
Purchases of properties previously under leases	—	(12,766)	(6,688)
Purchases of auction rate securities	—	(20,000)	—
Proceeds from sale of land, property and equipment	8,878	6,840	2,895
Proceeds from sale of auction rate securities	5,000	15,000	—
Other investing activities	1,476	2,598	(14)

NET CASH USED IN INVESTING ACTIVITIES	(19,653)	(53,592)	(25,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	566,060	5,600	208,400
Payments of borrowings under revolving credit facilities	(561,760)	(5,600)	(224,300)

Net increase (decrease) in borrowings under revolving credit facilities	4,300	—	(15,900)
Payments on long-term debt and capital lease obligations	(20,337)	(14,432)	(14,217)
Treasury stock acquired	(4,067)	—	(155)
Proceeds from exercise of stock options	706	2,751	6,080
Dividends paid	(5,678)	(5,550)	(5,076)
Other financing activities	—	—	112

NET CASH USED IN FINANCING ACTIVITIES	(25,076)	(17,231)	(29,156)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,016)	(17,539)	28,437

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,137	41,676	13,239

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,121	$24,137	$41,676

Notes To Consolidated Financial Statements

Note 1,
Summary Of SignificantAccounting Policies:
Organization:
Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a full-service home furnishings retailer with 118 showrooms in 17 states. Havertys sells a broad line of residential furniture in the middle to upper-middle price ranges selected to appeal to our predominant target market. As an added convenience to our customers, we offer financing through an internal revolving charge credit plan as well as a third party finance company.
Basis of Presentation:
The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The implications of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” on our consolidation policy are discussed later in this Note.
Reclassifications:
Cash and cash equivalents and accounts payable: Prior to December 31, 2005, cash on hand in depository bank accounts and checks outstanding for disbursing bank accounts were both classified as cash and cash equivalents in our Consolidated Balance Sheets and Consolidated Statements of Cash Flow. At December 31, 2005 and all prior periods, checks outstanding for disbursing bank accounts have been reclassified to accounts payable. The amount of checks outstanding for disbursing bank accounts reclassified from cash and cash equivalents to accounts payable in our Consolidated Balance Sheets and Consolidated Statements of Cash Flow totaled approximately $14,000,000 at December 31, 2004, $10,100,000 at December 31, 2003 and $9,475,000 at December 31, 2002.
Handling and Transportation Costs: We capitalize certain expenses related to handling and transportation into inventory which flows through our distribution centers. All warehouse, transportation and distribution costs were included in the line item Selling, General and Administrative (SG&A). Prior to June 30, 2005, expenditures capitalized into inventory were recognized through SG&A rather than cost of goods sold. We completed our transition to a distribution model that has increased the level of inventory flowing through the distribution centers. Accordingly, we now include those costs capitalized into inventory for handling and transportation in cost of goods sold and have reclassified the prior periods for comparability. The amount reclassified from SG&A to cost of goods sold in our Consolidated Statements of Income totaled $18,800,000 and $16,200 000 for the years ended December 31, 2004 and 2003, respectively.
Certain other prior year amounts have also been reclassified to conform to the 2005 financial statement presentation.
Use of Estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash Equivalents:
Cash and cash equivalents includes all liquid investments with a maturity of three months or less. Cash equivalents are stated at cost, which approximates fair market value.
Auction Rate Securities:
Auction rate securities which we may hold from time to time are considered available-for-sale. The securities are generally tax advantaged municipal bonds in which we have invested excess cash. The securities are auctioned and their interest rates reset every 30 days at which time we evaluate any continued investment. Interest earned on these securities is included in interest income. Any unrealized gains or losses are not material.
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
Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 - 33 years
Improvements	5 - 15 years
Furniture and Fixtures	3 - 15 years
Equipment	3 - 15 years
Capital leases	20 - 25 years
Customer Deposits:
Customer deposits consist of customer advance payments and deposits on credit sales for undelivered merchandise and cash collections on sales of undelivered merchandise.
Revenue Recognition:
Havertys recognizes revenue from merchandise sales and related service fees upon delivery to the customer. A reserve for merchandise returns and customer allowances is estimated based on our historical returns and allowance experience and current sales levels.
We typically offer our customers an opportunity for Havertys to deliver their purchases. Delivery fees of $16,895,000, $14,122,000 and $12,394,000 were charged to customers in 2005, 2004 and 2003, respectively and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were $39,199,000, $32,919,000 and $29,809,000 in 2005, 2004 and 2003, respectively.
Credit service charges, which are presented on a gross basis, are recognized as revenue as assessed to customers according to contract terms. The costs associated with credit approval, account servicing and collections are included in “selling, general and administrative” expenses.
Cost of Goods Sold:
The Company’s “cost of goods sold” includes the direct costs of products sold, warehouse handling and transportation costs.
Selling, General and Administrative Expenses:
The Company’s “selling, general and administrative” expenses are comprised of advertising, selling, occupancy, certain warehouse expenses, delivery and administrative costs. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in “selling, general and administrative expense” were approximately $73,001,000, $61,697,000 and $61,560,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Advertising Expense:
Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. The total amount of advertising costs included in other current assets was approximately $2,400,000 and $1,300,000 at December 31, 2005 and 2004. The Company incurred approximately $59,700,000, $57,700,000 and $52,600,000 in advertising expense during 2005, 2004 and 2003, respectively.
Deferred Escalating Minimum Rent:
Certain of Havertys’ operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent. Any lease incentives received by Havertys are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense. The liability for deferred escalating minimum rent is included as a component of other long-term liabilities and totaled $9,289,000 and $7,895,000 at December 31, 2005 and 2004, respectively.
Interest expense, net:
Interest expense is comprised of amounts incurred related to the debt obligations of the Company, net of the amortization

Notes To Consolidated Financial Statements
of the discount for interest free credit programs discussed in Note 2 and minor amounts of interest income. Amortization of the discount on receivables was approximately $2,340,000, $1,170,000 and $432,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Interest income of approximately $224,000 and $327,000 is included in the amounts for 2005 and 2004, respectively. We capitalized approximately $400,000 in interest costs during 2005 and 2004 and an immaterial amount in 2003.
We do not have any derivative financial instruments at December 31, 2005.
Other (income) expenses, net:
Other (income) expense, net includes any gains or losses on sales of land, property and equipment and miscellaneous income or expense items which are non-recurring in nature. The following are the significant gains or losses that have been included in “other (income) expense, net.” Gains from the sales of land, property and equipment were approximately $3,773,000, $4,500,000 and $316,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2003, Havertys also had gains of approximately $900,000 from the early termination of a lease by its landlord.
Self Insurance:
We are self-insured for certain losses related to general liability, workers’ compensation and vehicle claims. The expected ultimate cost for claims incurred as of the balance sheet date is discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. The reserve for self insurance is included in accrued liabilities and totaled $4,400,000 and $3,700,000 at December 31, 2005 and 2004, respectively.
Fair Values of Financial Instruments:
Our financial instruments consist of cash, auction rate securities, accounts receivable, accounts payable and long- term debt. The fair values of cash, auction rate securities, accounts receivable and accounts payable approximate their carrying values. The fair value of long-term debt, which was $45,450,000 at December 31, 2005, was determined using quoted market prices for debt of the same remaining maturity with similar characteristics.
Impairment of Long-Lived Assets:
We periodically review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment charge is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Such charge includes any estimated loss on the sale of land and buildings, the book value of abandoned leasehold improvements and a provision for future lease obligations, less estimated sublease income. Prior to January 1, 2003, when we committed to relocate or close a store or warehouse within the next twelve months, the estimated unrecoverable costs were charged to expense. We adopted FASB No. 146 effective January 1, 2003, and accordingly, expense is now recognized when leased facilities are exited. Impairment losses and changes in previously previously estimated losses are included in occupancy expense within SG&A in the Consolidated Statements of Income.
Earnings Per Share:
Effective for the quarter ended June 30, 2004, we began reporting our earnings per share using the two class method as required by the Emerging Issues Task Force (EITF). The EITF reached final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (SFAS 128),” at their March 17, 2004 meeting. EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 9 for further discussion.
The effective result of EITF 03-6 is that the basic earnings per share for the Common Stock is approximately 105% of the basic earnings per share of the Class A Common Stock, Additionally, given our current capital structure, diluted earnings per share for Common Stock under EITF 03-6 will be the same as was previously reported using the if-converted method.
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
Stock-Based Compensation:
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25), and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
We will adopt Statement 123(R) on January 1, 2006.
As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $40,000, $434,000 and $1,143,000 in 2005, 2004 and 2003, respectively.
At December 31, 2005, we have two stock-based employee compensation plans, which are described more fully in Note 11. We account for those plans under the recognition and measurement principle of Opinion 25 and related Interpretations. No stock- based employee compensation cost for any options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock compensation is charged to expense over the vesting periods of the grants.
On August 18, 2005, the Board of Directors of Havertys, upon the recommendation of the Board’s Executive Compensation and Employee Benefits Committee (the “Executive Compensation Committee” approved the acceleration of vesting of all “out-of-the-money”, unvested stock options held by current employees, including executive officers and certain employee directors, An option was considered out-of-the-money if the stated option exercise price was greater than $12.57, the closing price of Havertys’ common stock on August 18, 2005. Options to purchase approximately 482,650 shares of common stock, which otherwise would have vested on a yearly basis through 2008 became immediately exercisable. The weighted average exercise price of the accelerated options is $17.49. The decision to initiate the acceleration was made primarily to reduce compensation expense that would be expected to be recorded in future periods following our adoption on January 1, 2006 of Statement 123R. As a result of the acceleration, we reduced this expected compensation expense, net of tax, by a total of approximately $3,700,000 (approximately $2,000,000 in 2006, $1,100,000 in 2007, and $600,000 in 2008). These amounts are based on fair value calculations using the Black-Scholes methodology.
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to stock- based employee compensation (in thousands, except per share amounts).

Notes To Consolidated Financial Statements

	2005	2004	2003

Net income, as reported	$15,054	$22,636	$24,871
Reported stock-based compensation expense, net of tax	630	70	—
Pro forma stock-based employee compensation expense, net of tax	(6,394)	(2,837)	(2,927)

Pro forma net income	$9,290	$19,869	$21,944

Earnings per share:
As reported:
Basic:
Common	$0.67	$1.01	$1.15
Class A	$0.63	$0.96	$1.08
Diluted:
Common	$0.66	$0.98	$1.11
Class A	$0.63	$0.94	$1.06
Pro Forma:
Basic:
Common	$0.42	$0.89	$1.01
Class A	$0.39	$0.84	$0.95
Diluted:
Common	$0.41	$0.87	$1.00
Class A	$0.39	$0.84	$0.95
Accounting and Disclosure Changes:
In November 2002, the EITF issued EITF Issue No. 02-16, “Accounting by a Customer for Cash Consideration Received from a Vendor” (EITF 02-16). This EITF places certain restrictions on the treatment of advertising allowances and requires vendor rebates to be treated as a reduction of inventory costs for agreements entered into or significantly modified after November 30, 2002. The adoption of EITF 02-16 did not have a material impact on our 2003 financial statements as most contracts were in place prior to the effective date or allowances were tracked and identified with specific incremental advertising costs. We reclassified approximately $1,150,000 of allowances and rebates out of advertising and into cost of sales during 2003. All vendor allowances and rebates received during 2004 were recorded as a reduction in inventory costs.
In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146). Statement 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We adopted Statement 146 on December 31, 2002. There was no material effect on our financial statements upon adoption of this Statement.
In January 2003, the FASB issued and subsequently revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both (primary beneficiary). Previously, entities were generally consolidated by a company that had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 is effective for companies that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. During 2003, we concluded that we were the primary beneficiary of a variable interest entity that is the lessor of a distribution center and four retail locations we use. We adopted the provisions of FIN 46 as of December 31, 2003, and recorded a cumulative effect of an accounting change of $1,050,000 (net of income tax expense of $600,000). Consolidation of this entity increased property and equipment by $22,100,000, long-term debt by $19,500,000 and created a minority interest of $1,000,000. Previously, this entity was not consolidated and the distribution center and retail locations were accounted for as an operating lease. The effect of consolidation of this entity in prior years would have increased net income before the cumulative effect of an accounting change by approximately $300,000 in 2003.
Note 2,
Accounts Receivable:
Amounts financed under our credit programs were, as a percent of net sales, approximately 21% in 2005 and 2004 and 25% in 2003. Accounts receivable are shown net of the allowance for doubtful accounts of $2,400,000 and $2,950,000 at December 31, 2005 and 2004, respectively. Accounts receivable terms vary as to payment terms (30 days to five years) and interest rates (0% to 21%) and are generally collateralized by the merchandise sold. Interest assessments are continued on past-due accounts but not “interest on interest”.
Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected at a rate faster than the scheduled rate. The portion of accounts receivable classified as long-term in the accompanying Consolidated Balance Sheets are determined based on our historical collection rate for those credit promotions which are generally repaid earlier than the scheduled date. The amounts due per the scheduled payment rates are as follows: $74,922,000 in 2006; $12,662,000 in 2007; $4,731,000 in 2008 and $1,195,000 in 2009 for receivables outstanding at December 31, 2005.
We provide an allowance for doubtful accounts utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs and management judgment. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely. We assess the adequacy of the allowance account at the end of each quarter.
We make available to customers interest free credit programs, which range from 3 to 24 months. In connection with these programs which are greater than 12 months, we are required to discount payments to be received over the life of the interest free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and is amortized to net interest expense over the life of the receivable. The discount on the receivables is adjusted for prepayment at the time of prepayment. There is no assumption for prepayment recorded at inception. If delinquency rates under these interest free programs deteriorate, we may adjust the rate at which we discount such receivables in the future. The unamortized discounts were $1,646,000 and $889,000 at December 31, 2005 and 2004, respectively.
We believe that the carrying value of existing customer receivables is the best estimate of fair value because of their short average maturity and estimated bad debt losses have been reserved. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 17 states.
Note 3,
Inventories:
Inventories are measured using the last-in, first-out (LIFO) method of inventory valuation because it results in a better matching of current costs and revenues. The excess of current cost over such carrying value of inventories was approximately $18,093,000 and $16,936,000 at December 31, 2005 and 2004, respectively. Use of the LIFO valuation method as compared to the FIFO method had the effect of decreasing diluted earnings per common share by $0.03 in 2005 and

Notes To Consolidated Financial Statements
$0.02 in 2004; and increasing it by $0.01 in 2003, assuming our effective tax rates were applied to the resulting changes in income caused by the change in the LIFO reserve and no other changes were made.
Note 4,
Property And Equipment:
Property and equipment are summarized as follows:

(in thousands)	2005	2004

Land and improvements	$47,338	$43,186
Buildings and improvements	195,382	166,278
Furniture and fixtures	70,307	74,069
Equipment	30,014	25,267
Buildings and equipment under capital leases	—	7,533
Construction in progress	11,299	21,762

	354,340	338,095
Less accumulated depreciation	(136,949)	(132,348)
Less accumulated capital lease amortization	—	(710)

Property and equipment, net	$217,391	$205,037

Note 5,
Credit Arrangements:
At December 31, 2005, Havertys had $80,000,000 of bank revolving credit facilities with a group of banks comprised of two agreements terminating in August 2010. Havertys owed $4,300,000 under these facilities which was all classified as short-term debt at December 31, 2005. Amounts available are reduced by outstanding letters of credit which were $5,403,000 at December 31, 2005. The facilities also have provisions for commitment fees.
The weighted average stated interest rate for these outstanding borrowings at December 31, 2005 was 5.12%.
Note 6,
Accrued Liabilities:
Accrued liabilities consist of the following:

(In thousands)	2005	2004

Employee compensation, related taxes and benefits	$15,168	$16,714
Taxes other than income and withholding	9,876	9,315
Other	18,599	19,431

	$43,643	$45,460

Note 7,
Income Taxes:
Income tax expense (benefit) (allocated to income before the cumulative effect of a change in accounting principle in 2003) consists of the following:

(In thousands)	2005	2004	2003

Current
Federal	$8,419	$11,476	$12,886
State	789	1,134	707

	9,208	12,610	13,593

Deferred
Federal	(604)	624	545
State	(104)	62	30

	(708)	686	575

	$8,500	$13,296	$14,168

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate is as follows:

(In thousands)	2005	2004	2003

Statutory rates applied to income before income taxes	$8,244	$12,576	$13,296
State income taxes, net of Federal tax benefit	445	777	479
Other	(189)	(57)	393

	$8,500	$13,296	$14,168

Deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

(In thousands)	2005	2004

Deferred tax assets:
Accrued liabilities	$1,054	$2,716
Net property and equipment	1,888	508
Leases	3,416	2,655
Other comprehensive income	509	790

Total deferred tax assets	6,867	6,669

Deferred tax liabilities:
Accounts receivable related	607	391
Inventory related	1,243	3,030
Other	818	1,077

Total deferred tax liabilities	2,668	4,498

Net deferred tax assets	$4,199	$2,171

Notes To Consolidated Financial Statements
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

(In thousands)	2005	2004

Current assets (liabilities) :
Current deferred assets	$4,181	$4,032
Current deferred liabilities	(1,806)	(1,783)

	2,375	2,249

Non-current assets (liabilities):
Non-current deferred assets	5,809	5,111
Non-current deferred liabilities	(3,985)	(5,189)

	1,824	(78)

Net deferred tax assets	$4,199	$2,171

Note 8,

Long-term Debt And Capital Lease Obligations:
Long-term debt and capital lease obligations are summarized as follows:

(In thousands)	2005	2004

Revolving credit notes (a)	$—	$—
Unsecured term note (b)	4,000	8,000
7.95% unsecured term note (c)	9,000	10,000
7.44% unsecured term note (d)	7,500	10,000
7.16% unsecured term note (e)	6,429	10,714
7.78% secured debt (f)	17,232	18,281
Secured debt	—	411
Capital lease obligations (g)	—	7,092

	44,161	64,498
Less portion classified as current	13,139	20,270

	$31,022	$44,228

(a)	The Company has revolving credit facilities as described in Note 5. Borrowings under these facilities have a floating rate of interest of LIBOR plus a spread which is based on a fixed charge coverage ratio and mature in 2010.

(b)	The term note is payable in quarterly installments of $1,000,000 plus interest and matures in November 2006. The note has a floating rate of interest of LIBOR plus 0.7%.

(c)	The note is payable in semi-annual installments of $500,000, increasing to $2,000,000 commencing in February 2007. The note matures in August 2008 and interest is payable quarterly.

(d)	The note is payable in semi-annual installments of $1,250,000 plus interest payable quarterly and matures in October 2008.

(e)	The note is payable in semi-annual installments of $2,143,000 plus interest payable quarterly and matures in April 2007.

(f)	This debt is recorded in accordance with the consolidation requirements of FIN 46. The debt is a mortgage note with semi-annual payments of interest and principal of $1,332,000 and matures in April 2009 with a balloon payment of $12,000,000. Property with a net book value at December 31, 2005 of $21,039,000 is pledged as collateral on this debt.

(g)	The capital lease obligation is for a home delivery center with a net book value of $6,843,000 at December 31, 2004. Havertys purchased the property from the lessor in March 2005, and, therefore, the entire obligation was classified as current in the Consolidated Balance Sheets at December 31, 2004.
     Our debt agreements require, among other things, that we: (a) meet certain working capital requirements; (b) limit the type and amount of indebtedness incurred; (c) limit operating lease rentals; and (d) grant certain lenders identical security for any liens placed upon our assets, other than those liens specifically permitted in the loan agreements. The debt agreements also contain cross-default provisions. Covenants under the revolving credit notes include tests for minimum fixed charge coverage and asset coverage and maximum levels of adjusted debt to total adjusted capital. We are in compliance with the covenants of the debt agreements and revolving notes at December 31, 2005.
The aggregate maturities of long-term debt and capital lease obligations during the years subsequent to December 31, 2005 are as follows: 2006 — $13,139,000; 2007 — $10,105,000; 2008 — $8,080,000; and 2009 — $12,837,000.
Cash payments for interest were $4,242,000, $5,595,000 and $4,224,000 in 2005, 2004 and 2003, respectively.
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
Note 10,
Benefit Plans:
We have a defined benefit pension plan covering substantially all employees as of December 31, 2005. The benefits are based on years of service and the employee’s final average compensation. Our funding policy is to contribute annually an amount which is within the range of the minimum required contribution and the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As of December 31, 2005, the plan was closed to any employees hired after that date.

Notes To Consolidated Financial Statements
The following table sets forth the plan’s funded status and amounts recognized in the Company’s Consolidated Balance Sheets at December 31:

(In thousand)	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$57,536	$51,187
Service cost	3,030	2,529
Interest cost	3,343	3,138
Actuarial losses	3,846	3,196
Benefits paid	(2,658)	(2,514)

Benefit obligation at end of year	65,097	57,536

Change in plan assets:
Fair value of plan assets at beginning of year	56,110	53,331
Employer contribution	6,000	2,000
Actual return on plan assets	842	3,293
Benefits paid	(2,658)	(2,514)

Fair value of plan assets at end of year	60,294	56,110

Funded status at end of year	(4,803)	(1,426)
Unrecognized actuarial loss	11,405	4,297
Unrecognized prior service cost	331	473

Prepaid pension expense included in the Consolidated Balance Sheets	$6,933	$3,344

The accumulated benefit obligation for the defined benefit pension plan was $55,688,000 and $51,575,000 at December 31, 2005 and 2004, respectively.
Net pension cost included the following components:

(In Thousands)	2005	2004	2003

Service cost-benefits earned during the period	$3,030	$2,529	$2,210
Interest cost on projected benefit obligation	3,343	3,138	3,029
Expected return on plan assets	(4,119)	(3,915)	(3,276)
Amortization of prior service cost	142	133	133
Amortization of actuarial gain	16	—	—

Net pension cost	$2,412	$1,885	$2,096

Assumptions
The Company uses a measurement date of December 31 for its pension and other benefit plans. Weighted-average assumptions used to determine benefit obligations at December 31:

	2005	2004

Discount rate	5.75%	5.75%
Rate of compensation increase	3.50%	2.75%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2005	2004

Discount rate	5.75%	6.25%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	2.75%	3.25%

To develop the expected long-term rate of return on assets assumption, the historical returns and the future expectations for returns for each asset class was considered, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.50% long-term rate of return on assets assumption.
Plan Assets
The pension plan weighted-average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

Asset Category	2005	2004

Equity securities	60%	61%
Debt securities	38%	32%
Cash	2%	7%

Total	100%	100%

Investment Objectives and Asset Strategy
The Executive Compensation Committee is responsible for administering Havertys’ pension plan. The primary investment objective of the plan is to ensure, over its long term life, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. An important secondary objective of the plan is to be able to improve the plan’s funded status therefore reducing employer contributions and, ultimately, allowing for the maintaining or improving of overall benefit levels. In meeting these objectives, the Executive Compensation Committee seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk.
The assets of the plan are being invested according to the following asset allocation guidelines, established to reflect the growth expectations and risk tolerance of the Executive Compensation Committee.

Security Class	Strategic Target	Tactical Range

Equity:
Domestic Equity — Diversified Portfolio	50%	40.0% - 60.0%
Haverty Common Stock	10%	5.0% - 15.0%

Total Equity	60%	50.0% - 70.0%
U.S. Fixed Income	40%	30.0% - 50.0%
Cash	0%	0.0% - 10.0%

Total Fund	100%

Notes To Consolidated Financial Statements
Equity securities include 203,500 shares of Havertys’ Class A Common Stock with an aggregate fair value of $2,597,000 (4.3% of total plan assets) at December 31, 2005. The plan received $48,000 in dividends from these shares in 2005.
We expect to contribute $6,000,000 to our pension plan in 2006.
The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year(s)	Pension Benefits
2006	$2,500
2007	2,700
2008	2,800
2009	3,000
2010	3,100
2011-2015	19,200
Other Plans
Havertys has a non-qualified, non-contributory supplemental executive retirement plan (SERP) which covers two retired executive officers. The SERP provides annual supplemental retirement benefits to the executives amounting to 55% of final average earnings less benefits payable from our defined benefit pension plan and Social Security benefits. We also have a non-qualified, non-contributory SERP for employees whose retirement benefits are reduced due to their annual compensation levels. The total amount of annual retirement benefits that may be paid to an eligible participant in the SERP from all sources (Retirement Plan, Social Security and the SERP) may not exceed $125,000. Under the plans, which are not funded, we pay benefits directly to covered participants beginning at their retirement. At December 31, 2005, the projected benefit obligation for these plans totaled $2,884,000 of which $2,858,000 is included in the accompanying Consolidated Balance Sheets. Pension expense recorded under the SERPs amounted to approximately $245,000, $206,000 and $367,000 for 2005, 2004 and 2003, respectively.
Havertys has an employee savings/retirement (401k) plan to which substantially all employees may contribute. We match employee contributions to the extent of 50% of the first 2% of eligible pay and 25% of the next 4% contributed by participants. We expensed approximately $1,306,000 in 2005, $1,416,000 in 2004 and $1,347,000 in 2003 in matching employer contributions under this plan.
Havertys offers no post-retirement benefits other than pensions and no significant post-employment benefits.
Note 11,
Stock Based Compensation Plans:
The Executive Compensation Committee serves as Administrator for Havertys’ stock based compensation plans. Our stockholders approved the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) which provides greater flexibility and a wider array of equity compensation vehicles than the 1998 Stock Option Plan (the “1998 Plan”). Awards and options are granted by the Executive Compensation Committee to officers and non-officer employees. As of December 31, 2005, the maximum number of option shares which may be granted under the 1998 Plan was 88,500 and 922,600 shares were available for awards and options under the 2004 LTIP Plan.

The table below summarizes options activity for the past three years under the Company’s 1998 Plan.

		Weighted
	Option Shares	Average Price

Outstanding at December 31, 2002	2,869,700	$12.88
Granted	511,000	20.22
Exercised	(599,500)	11.65
Canceled	(89,700)	13.64

Outstanding at December 31, 2003	2,691,500	14.53
Granted	91,700	17.22
Exercised	(285,200)	12.04
Canceled	(41,500)	15.65

Outstanding at December 31, 2004	2,456,500	14.90
Granted	7,500	14.36
Exercised	(41,000)	10.79
Canceled	(78,200)	16.22

Outstanding at December 31, 2005	2,344,700	$14.92

Exercisable at December 31, 2005	2,344,700	$14.92

Exercisable at December 31, 2004	1,438,200	$13.47

Exercisable at December 31, 2003	1,236,200	$13.02

All of the options outstanding at December 31, 2005 were for Common Stock. Exercise prices for options outstanding as of December 31, 2005 ranged from $6.94 to $20.75.
The following table summarizes information about the stock options outstanding as of December 31, 2005:

Options Outstanding and Exercisable

		Weighted
		Average Remaining	Weighted
Range of	Number	Contractual Life	Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$6.94 - 10.13	158,100	2.8	$9.44
10.81 - 15.94	1,632,900	5.6	13.78
17.01 -20.75	553,700	5.3	19.84

$6.94 -20.75	2,344,700	5.3	$14.92

Notes To Consolidated Financial Statements
As discussed in Note 1 under the heading “Stock-Based Compensation,” the vesting of all of the “out-of-the-money” unvested stock options on August 18, 2005 were accelerated. All of the outstanding stock options at December 31, 2005 are vested and exercisable. Options granted before December 1, 2003 have maximum terms of 10 years and grants after that date have maximum terms of 7 years.
We are transitioning from the use of options to restricted stock awards in our long-term incentive compensation strategy and accordingly, many participants received a mix of stock options and restricted stock awards in 2004.
Grants of restricted common stock are made to certain officers, key employees and members of the board of directors under the 2004 LTIP Plan. The forfeiture provisions on the awards generally expire annually, over periods not exceeding four years. Vesting may accelerate if we reach certain financial goals set by the Executive Compensation Committee. During 2004, 177,750 shares were awarded and all were subject to forfeiture provisions as of December 31, 2004. During 2005, 8,150 shares were granted under the plan, 6,950 shares were forfeited, and 20,650 shares vested. As of December 31, 2005, 158,300 shares remained subject to forfeiture provisions. The remaining shares subject to forfeiture provisions have been recorded as unearned compensation and are included as a separate component of stockholders’ equity. The unearned compensation is being charged to selling, general and administrative expense over the respective shares vesting period and was $1,028,000 and $113,000 in 2005 and 2004, respectively. Subsequent to December 31, 2005, 125,250 shares were granted under the plan with forfeiture and vesting provisions similar to those granted in 2004.
Pro forma information regarding net income and earnings per share required by Statement 123 is provided in Note 1. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
The weighted-average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	3.60%	3.50%	3.50%
Expected life in years	5.00	5.00	5.20
Expected volatility	45.60%	45.60%	45.30%
Expected dividend yield	1.40%	1.40%	1.04%
Estimated fair value of options granted per share	$5.66	$6.77	$8.04

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value Havertys’ employee stock options.

Note 12,
Earnings Per Share:
We adopted the provisions of FIN 46 as of December 31, 2003, and recorded a cumulative effect of an accounting change of $1,050,000. The computational components of basic and diluted earnings per share for our two classes of stock are as follows:

(In thousands except per share amounts)	2005	2004	2003

Income before cumulative effect of a change in accounting principle	$15,054	$22,636	$23,821
Cumulative effect of a change in accounting principle	—	—	1,050

Net income	$15,054	$22,636	$24,871

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	2005	2004	2003

Common:
Weighted average shares outstanding	18,301	18,227	17,505
Assumed conversion of Class A Common shares	4,310	4,343	4,487
Dilutive options	156	513	445

Total weighted-average diluted Common shares	22,767	23,083	22,437

Notes To Consolidated Financial Statements

	2005	2004	2003

Basic earnings per share:
Common Stock
Income before cumulative effect of a change in accounting principle	$0.67	$1.01	$1.10
Cumulative effect of a change in accounting principle	—	—	0.05

Net income	$0.67	$1.01	$1.15

Class A Common Stock:
Income before cumulative effect of a change in accounting principle	$0.63	$0.96	$1.03
Cumulative effect of a change in accounting principle	—	—	0.05

Net income	$0.63	$0.96	$1.08

Diluted earnings per share:
Common Stock:
Income before cumulative effect of a change in accounting principle	$0.66	$0.98	$1.06
Cumulative effect of a change in accounting principle	—	—	0.05

Net income	$0.66	$0.98	$1.11

Class A Common Stock:
Income before cumulative effect of a change in accounting principle	$0.63	$0.94	$1.02
Cumulative effect of a change in accounting principle	—	—	0.04

Net income	$0.63	$0.94	$1.06

During 2005, options outstanding for 572,700 shares and their related exercise prices of $17.01 to $20.75 and 177,900 restricted share awards at $17.01 and $20.80 were not included in the computation of diluted earnings per common share because their exercise or grant price was greater than the average market price of the shares and, therefore, the effect would be antidilutive.

Note 13,
Commitments:
We lease certain property and equipment. Initial lease terms range from 5 years to 30 years and certain leases contain renewal options ranging from 1 to 25 years or provide for options to purchase the related property at fair market value or at predetermined purchase prices. The leases generally require Havertys to pay all maintenance, property taxes and insurance costs.

(In thousands)	Operating Leases

2006	$28,824
2007	28,312
2008	27,224
2009	24,989
2010	21,523
Subsequent to 2010	164,492

Total minimum payments	295,364
Less total minimum sublease rentals	(2,757)

Net minimum lease payments	$292,607

Step rent and escalation clauses and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Lease concessions for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following:

(In thousands)	2005	2004	2003

Property
Minimum	$26,139	$25,800	$27,889
Additional rentals based on sales	600	847	603
Sublease income	(1,681)	(2,172)	(2,200)

	25,058	24,475	26,292
Equipment	3,292	3,101	2,867

	$28,350	$27,576	$29,159

Note 14,
SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes Paid
We paid state and federal income taxes of $14,479,000, $11,164,000, and $9,912,000 for 2005, 2004 and 2003, respectively. We also received income tax refunds of $84,000, $175,000 and $4,851,000 in 2005, 2004 and 2003, respectively.
Non-Cash Transactions
We recorded the tax benefit from the exercise of non-qualified stock options and disqualifying dispositions of stock options as a reduction of our income tax liability and as additional paid-in capital in the amount of $40,000, $434,000 and $1,143,000 for 2005, 2004 and 2003, respectively.

Notes To Consolidated Financial Statements
Note 15,
Selected Quarterly Financial Data (Unaudited) :
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2005 Quarter Ended
	March 31 (a)	June 30(a)	Sept. 30	Dec. 31

Net sales	$207,634	$192,394	$202,044	$225,587
Gross profit	98,683	91,546	96,097	109,241
Credit service charges	989	875	837	805
Net income	3,174	1,309	3,816	6,755
Basic earnings per share:
Common	0.14	0.06	0.17	0.30
Class A Common	0.13	0.05	0.16	0.29
Diluted earnings per share:
Common	0.14	0.06	0.17	0.30
Class A Common	0.13	0.05	0.16	0.29

	2004 Quarter Ended
	March 31 (a)(b)	June 30(a)	Sept. 30(a)(c)	Dec. 31(a)(d)

Net sales	$190,301	$179,614	$197,445	$216,803
Gross profit	93,685	86,622	94,580	103,711
Credit service charges	1,304	1,163	992	1,042
Net income	6,047	3,646	4,237	8,706
Basic earnings per share:
Common	0.27	0.16	0.19	0.39
Class A Common	0.26	0.15	0.18	0.37
Diluted earnings per share:
Common	0.26	0.16	0.18	0.38
Class A Common	0.25	0.15	0.18	0.36
Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.
(a)	During the third quarter of 2005, we completed our transition to a new distribution model (see Note 1). As a result, we have reclassified costs for handling and transportation into cost of goods sold for comparability purposes.
(b)	During the second quarter of 2004, we adopted EITF 03-6 which requires us to report our earnings per share using the two-class method (see Notes 1 and 12). As a result, the presentation of per share amounts for the first quarter of 2004 differs from previous presentations reported in our Form 10-Q filed for that respective period except that diluted earnings per share for Common Stock did not change as compared to previously reported diluted earnings per share.
(c)	During the third quarter of 2004, we determined that the warranties provided by a third party which we sell to customers were being undercosted in the financial statements. As we reported in our Form 10-Q for that period we made an adjustment of $ 1.2 million to increase cost of goods sold. The amounts for the individual prior periods related to this adjustment were not material.

(d)	We changed our group medical insurance carrier as of January 1, 2005. During the evaluation process, prior to this change, we determined that approximately $1.1 million in expense should have been recorded in prior periods based on the terms of our policy. This amount was charged to SG&A in the fourth quarter. In the fourth quarter of 2004, we recorded approximately $800,000 in vendor rebates and allowances as a reduction of inventory costs related to purchases and agreements that were in place since January 1, 2004 and earned during the first three quarters of 2004.
Note 16,
Market Prices and Dividend Information (Unaudited):
Our two classes of common stock trade on The New York Stock Exchange (“NYSE”). The trading symbol for the Common Stock is HVT and for Class A Common Stock is HVT.A The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends paid for the last two years:

		2005
		Common Stock			Class A Common Stock
				Dividend			Dividend
Quarter Ended		High	Low	Declared	High	Low	Declared

March	31	$18.60	$15.05	$0.0625	$18.00	$15.10	$0.0575
June	30	16.89	13.00	0.0625	16.80	13.37	0.0575
September	30	14.94	11.95	0.0625	13.87	12.10	0.0575
December	31	14.23	11.53	0.0675	13.77	11.92	0.0625

		2004
		Common Stock			Class A Common Stock
				Dividend			Dividend
Quarter Ended		High	Low	Declared	High	Low	Declared

March	31	$23.98	$19.35	$0.0625	$23.80	$19.59	$0.0575
June	30	21.62	16.32	0.0625	21.55	16.60	0.0575
September	30	18.76	16.00	0.0625	18.52	15.75	0.0575
December	31	21.09	16.50	0.0625	20.35	17.00	0.0575
Based on the number of individual participants represented by security position listings, there are approximately 3,000 holders of the Common Stock and 200 holders of the Class A Common Stock.

Notes To Consolidated Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	charged		Balance at
	beginning of	to costs and	Deductions-	end of
(in thousands)	period	expenses	describe (1)(2)	period

Year ended December 31, 2005:
Allowance for doubtful accounts	$2,950	$1,011	$1,561	$2,400
Reserve for cancelled sales and allowances	$1,500	$14,850	$14,775	$1,575

Year ended December 31, 2004:
Allowance for doubtful accounts	$4,500	$558	$2,108	$2,950
Reserve for cancelled sales and allowances	$1,800	$13,330	$13,630	$1,500

Year ended December 31, 2003:
Allowance for doubtful accounts	$5,800	$1,979	$3,279	$4,500
Reserve for cancelled sales and allowances	$1,800	$12,626	$12,626	$1,800

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries and the disposal value of repossessions.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.