Form 10-Q
period 2006-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2006-05-09
CIK 216085

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2006

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

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated  filer [  ]   Accelerated filer  [x]
Non-accelerated filer [ ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

    The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of April 30, 2006 were:
Common Stock - 18,256,255; Class A Common Stock - 4,264,221.




                HAVERTY FURNITURE COMPANIES, INC.
                              INDEX



                                                         Page No.
PART I.  FINANCIAL INFORMATION:                          ________


      Item 1.  Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets -
        March 31, 2006 and December 31, 2005               1

       Condensed Consolidated Statements of Income -
        Three Months ended March 31, 2006 and 2005         2

       Condensed Consolidated Statements of Cash Flows -
        Three Months ended March 31, 2006 and 2005         3

       Notes to Condensed Consolidated Financial
        Statements                                         4

      Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of Operations    10

      Item 3.  Quantitative and Qualitative Disclosures
        about Market Risk                                  16

      Item 4.  Controls and Procedures                     16


PART II.  OTHER INFORMATION


      Item 6.  Exhibits                                    16

                     PART I. FINANCIAL INFORMATION
Item 1                     Financial Statements
          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per share data)


                                              March 31,  December 31,
                                                2006         2005
                                            -----------  -----------
                                            (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents                  $   7,823   $  11,121

  Accounts receivable, net                      71,031      80,716
  Inventories                                  120,364     107,631
  Prepaid expenses                              11,899      11,713
  Deferred income taxes                          2,375       2,375
  Other current assets                           5,692       7,615
                                            -----------  ----------
        Total current assets                   219,184     221,171

Accounts receivable, long-term                   8,514      10,394
Property and equipment                         218,373     217,391
Other assets                                    13,454      14,096
                                            -----------  ----------
                                             $ 459,525   $ 463,052
                                            ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable to banks                     $  10,000   $   4,300
  Accounts payable                              35,827      42,203
  Customer deposits                             27,710      27,517
  Accrued liabilities                           36,351      43,643
  Current portion of long-term debt             13,139      13,139
                                            -----------  ----------
            Total current liabilities          123,027     130,802

  Long-term debt, less current portion          29,522      31,022
  Other liabilities                             22,970      21,958
                                            -----------  ----------
            Total liabilities                  175,519     183,782
                                            -----------  ----------
Stockholders' Equity
  Capital stock, par value $1 per share:
    Preferred Stock, Authorized: 1,000 shares;
       Issued:  None
    Common Stock, Authorized:  50,000 shares;
       Issued: 2006 - 24,466; 2005 - 24,387
       shares                                   24,466      24,387
    Convertible Class A Common Stock,
       Authorized: 15,000 shares;
       Issued:  2006 - 4,802;
       2005 - 4,828 shares                       4,802       4,828
  Additional paid-in capital                    54,538      53,722
  Retained earnings                            263,496     259,887
  Accumulated other comprehensive loss          (1,051)     (1,306)
  Less treasury stock at cost - Common Stock
   (2006 - 6,253; 2005 - 6,254 shares) and
   Convertible Class A Common Stock (2006 and
   2005 - 522 shares)                          (62,245)    (62,248)
                                            -----------  ----------
            Total stockholders' equity         284,006     279,270
                                            -----------  ----------
                                             $ 459,525   $ 463,052
                                            ===========  ==========

See notes to condensed consolidated financial statements.

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except per share data - Unaudited)


                                            Quarter Ended
                                              March 31,
                                      ------------------------
                                          2006         2005
                                      ------------ -----------

Net sales                             $  209,088    $  207,634

Cost of goods sold                       104,314       108,951
                                      -----------   -----------
  Gross profit                           104,774        98,683
Credit service charge                        762           989
                                      -----------   -----------
  Gross profit and other revenue         105,536        99,672
                                      -----------   -----------

Expenses:
  Selling, general and administrative     98,550        93,962
  Interest, net                             (34)           901
  Provision for doubtful accounts            34            206
  Other (income) expense, net            (1,218)          (459)
                                      -----------   -----------
                                         97,332         94,610
                                      -----------   -----------
Income before income taxes                8,204          5,062
Income taxes                              3,101          1,888
                                      -----------   -----------
  Net income                          $   5,103     $    3,174
                                      -----------   -----------


Basic earnings per share:
  Common Stock                            $0.23          $0.14
  Class A Common Stock                    $0.22          $0.13

Diluted earnings per share:
  Common Stock                            $0.23          $0.14
  Class A Common Stock                    $0.22          $0.13

Weighted average shares - basic:
  Common Stock                           18,163         18,374
  Class A Common Stock                    4,286          4,316

Weighted average shares - assuming
dilution:
  Common Stock                           22,620         23,015
  Class A Common Stock                    4,286          4,316

Cash dividends per share:
  Common Stock                          $0.0675        $0.0625
  Class A Common Stock                  $0.0625        $0.0575


See notes to condensed consolidated financial statements.

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands - Unaudited)


                                             Quarter Ended March 31,
                                            ------------------------
                                               2006          2005
                                            -----------   ----------
Cash Flows from Operating Activities:
  Net income                                $   5,103     $   3,174
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization               5,278         5,272
    Provision for doubtful accounts              (34)           206
    Deferred income taxes                         73             63
    (Gain) loss on sale of property and
      equipment                               (1,253)            57
    Other                                        355            341
  Changes in operating assets and
   liabilities:
    Accounts receivable                       11,600         (3,022)
    Inventories                              (12,733)        (5,201)
    Customer deposits                            194          2,241
    Other assets and liabilities               3,654          6,842
    Accounts payable and accrued
     liabilities                             (13,671)       (14,257)
                                           -----------    -----------
       Net cash used in operating
         activities                           (1,434)        (4,284)
                                           -----------    -----------

Cash Flows from Investing Activities:
  Capital expenditures                        (7,323)        (7,172)
  Proceeds from sale of property and
   equipment                                   2,112             63
  Other investing activities                     124            960
                                           -----------    -----------
      Net cash used in investing
       activities                             (5,087)        (6,149)
                                           -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from borrowings under
    revolving credit facilities               317,365         7,000
  Payments of borrowings under revolving
    credit facilities                        (311,665)       (4,900)
                                           -----------    -----------
        Net increase in borrowings under
         revolving credit  facilities           5,700         2,100
  Payments on long-term debt and capital
    lease obligations                          (1,500)       (8,961)
  Proceeds from exercise of stock options         516           534
  Dividends paid                               (1,493)       (1,397)
                                           -----------    -----------
        Net cash provided by (used in)
         financing activities                   3,223        (7,724)
                                           -----------    -----------

Decrease in cash and cash equivalents          (3,298)      (18,157)

Cash and cash equivalents at beginning of
  the year                                     11,121        24,137
                                           -----------    -----------
Cash and cash equivalents at end of period  $   7,823     $   5,980
                                           ===========    ===========

See notes to condensed consolidated financial statements.

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE A - Basis of Presentation
-------------------------------

Haverty Furniture Companies, Inc. ("Havertys" or the "Company") is a specialty retailer of residential furniture and accessories. The Company operates all of its stores using the Havertys brand and does not franchise its concept. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries and one variable interest entity under FIN
46. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

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

For   further   information,  refer  to  the  consolidated   financial
statements and footnotes thereto included in Havertys Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

NOTE B -Reclassification Adjustments
------------------------------------

Prior to December 31, 2005, cash on hand in depository bank accounts and checks outstanding for disbursing bank accounts were both classified as cash and cash equivalents in the balance sheets and statements of cash flows. At December 31, 2005 and all prior periods, checks outstanding for disbursing bank accounts have been reclassified to accounts payable. For balance sheet and statement of cash flow purposes, the amount of checks outstanding for disbursing bank accounts reclassified from cash and cash equivalents to accounts payable totaled approximately $2.9 million at March 31, 2005. Certain other prior year amounts have been reclassified to conform to the current presentation.

NOTE C - Accounts Receivable
----------------------------

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. The Company classifies a portion of the receivables as long-term based on the specific programs' historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, management does not believe the collection rate will differ significantly. At March 31, 2006 and 2005, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $15.5 million and $26.2 million, respectively.

NOTE D- Interim LIFO Calculations
----------------------------------

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based

           HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

on management's estimates of expected year-end inventory levels and costs. Since these are affected by factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE E - Earnings Per Share
---------------------------

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

The effective result of applying EITF 03-6 is that the basic earnings per share for the Common Stock is 105% of the basic earnings per share of the Class A Common Stock. Additionally, given the Company's current capital structure, diluted earnings per share for Common Stock under EITF 03-6 is the same as was previously reported using the if-converted method.

The amount of earnings used in calculating diluted earnings per share of Common Stock is equal to net income since the Class A shares are assumed to be converted. Diluted earnings per share of Class A Common Stock includes the effect of dilutive common stock options and awards which reduces the amount of undistributed earnings allocated to the Class A Common Stock.

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):


                                                 Quarter Ended
                                                   March 31,
                                                ----------------
                                                  2006     2005
                                                -------  -------

Common:
  Weighted average shares outstanding            18,163   18,374

  Assumed conversion of Class A Common shares     4,286    4,316

   Diluted  options  and  stock awards              171      325
                                                -------- --------

   Total weighted-average diluted common shares  22,620   23,015
                                                ======== ========

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE F - Stock-Based Compensation
----------------------------------

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" (Statement 123(R)), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25) and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We adopted SFAS 123(R) on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro forma disclosures.

At March 31, 2006, we have options or awards outstanding under two stock-based employee compensation plans. As permitted by Statement 123, we had previously accounted for share-based payments to employees using Opinion 25's intrinsic value method. Accordingly, no stock-based employee compensation costs for any options were reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We have transitioned from the use of options to restricted stock awards as the primary vehicle in our stock-based compensation strategy.

On August 18, 2005, the Board of Directors of Havertys, upon the recommendation of the Board's Executive Compensation and Employee Benefits Committee (the "Executive Compensation Committee"), approved the acceleration of vesting of all "out-of-the-money", unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than $12.57, the closing price of Havertys' common stock on August 18, 2005. All unvested options to purchase approximately 482,650 shares of common stock, which otherwise would have vested on a yearly basis through 2008 were out-of-the money and became immediately exercisable. The weighted average exercise price of the accelerated options is $17.49. The decision to initiate the acceleration was made primarily to reduce compensation expense that would be expected to be recorded in future periods following our adoption of Statement 123(R). As a result of the acceleration, we reduced this expected compensation expense, net of tax, by a total of approximately $3,700,000 (approximately $2,000,000 in 2006, $1,100,000 in 2007, and $600,000 in 2008). These
amounts are based on fair value calculations using the Black-Scholes methodology.

The following table illustrates the effect on net income if we had applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation (in thousands, except per share amounts). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods. The resulting pro forma earnings per common share are $0.03 less than the reported earnings per common share.

                                   Quarter Ended
                                  March 31, 2005
                                  ---------------

Net income, as reported               $ 3,174

Less:   Pro forma stock-based
employee compensation expense,
net of  tax                              (674)
                                     _________
Pro forma net income                  $ 2,500
                                     =========

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


The table below summarizes options activity during the three months ended March 31, 2006.

                                                 Weighted
                                      Option     Average
                                      Shares      Price
-------------------------------------------------------------
Outstanding at December 31, 2005    2,344,700   $  14.92
 Exercised                            (52,700)      9.78
 Canceled                             (19,300)     17.95
-------------------------------------------------------------
Outstanding at March 31, 2006       2,272,700   $  15.02
=============================================================
Exercisable at March 31, 2006       2,272,700   $  15.02
=============================================================

All of the options outstanding at March 31, 2006 were for Common Stock. The following table summarizes information about the stock options outstanding as of March 31, 2006:

--------------------------------------------------------------
              Options Outstanding and Exercisable
--------------------------------------------------------------
                              Weighted
                               Average
                   Number     Remaining    Weighted
                 Outstanding  Contractual   Average
  Range of         and          Life       Exercise
Exercise Prices  Exercisable   (Years)       Price


$ 6.94 - 10.13      125,300      2.5        $ 9.77
 10.81 - 15.94    1,604,900      5.3         13.80
 17.01 - 20.75      542,500      5.0         19.84
--------------------------------------------------------------
$ 6.94 - 20.75    2,272,700      5.0        $15.02
==============================================================

Grants of restricted common stock are made to certain officers, key employees and members of the board of directors under the 2004 LTIP Plan. The forfeiture provisions on the awards generally expire annually, over periods not exceeding four years. Vesting may accelerate if we reach certain financial goals set by the Executive Compensation Committee.

The table below summarizes the restricted stock award activity during the three months ended March 31, 2006:


                                              # Shares
                                           -------------
     Outstanding at December 31, 2005          158,300
     Granted                                   125,250
     Forfeited                                   (450)
                                           -------------
     Outstanding at March 31, 2006            283,100
                                           ==============

As of March 31, 2006, there was approximately $3,420,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 ("FSP 123(R)"), "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

NOTE G - Other (income) expense, net
-------------------------------------

Other  (income) expense, net includes any gains or losses on sales  of land, property and equipment, impairment losses and changes in previously estimated losses and other miscellaneous income or expense items which are non-recurring in nature. The following are the significant gains or losses that have been included in "other (income) expense, net." We had gains of approximately $1.3 million from the sale of a warehouse and other properties during the first quarter of 2006. We received additional insurance proceeds of approximately $0.2 million during the first quarter of 2005 from certain coverages for facilities damaged by hurricanes.

NOTE H - Comprehensive Income
------------------------------

Total comprehensive income was comprised of the following (in thousands):

                                             Quarter Ended
                                               March 31,
                                         ------------------
                                            2006      2005
                                         --------  --------
   Net income                            $ 5,103   $  3,174
   Changes in derivatives,
    net of applicable income tax              31        145
   Changes in minimum pension liability      224         --
                                         --------  --------
        Total  comprehensive income      $ 5,358   $  3,319
                                         ========  ========


NOTE I - Pension Plans
----------------------

Net pension cost included the following components (in thousands):

                                                      Quarter Ended
                                                         March 31,
                                                    -----------------
                                                       2006     2005
                                                    --------   ------

  Service cost-benefits earned during the period   $   863   $   705
  Interest  cost on projected benefit obligations      918       814
  Expected return on  plan assets                   (1,107)   (1,015)
  Amortization of prior service costs                   36        33
  Amortization  of  actuarial loss                     110         -
                                                   --------   --------
  Net pension cost                                 $   820    $  537
                                                   ========   ========

          HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


The Company disclosed in its financial statements for the year ended December 31, 2005, a planned $6.0 million contribution to the pension plan in 2006. No contributions were made to the plan in the first three months of 2006, but $6.0 million is expected to be contributed prior to December 31, 2006.

NOTE J - Recently Issued Accounting Pronouncements
--------------------------------------------------

SFAS 155: In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on our financial statements.

SFAS 156: In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if applicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is not expected to have an impact on our financial statements.

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

Net Sales
Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comp-store sales increases for the periods indicated:



                     2006                           2005                       2004
        ----------------------------- ----------------------------- -------------------------------
                           Comp-Store                    Comp-Store                     Comp-Store
           Net Sales         Sales       Net Sales         Sales       Net Sales           Sales
        ------------------ ---------- ----------------- ----------- ------------------ ------------
                % Increae   %Increase         %Increase  % Increase         % Increase  % Increase
                (decrease) (decrease)         (decrease) (decrease)         (decrease)  (decrease)
Period  Dollars over prior over prior Dollars over prior over prior  Dollars over prior over prior
Ended   (000)s   period      period    (000)s  period     period      (000)s  period      period
------- ------- ---------- ---------- ------- ---------- ---------- -------- ---------- ----------
Q1      $209.1     0.7%      (0.6)%    $207.6    9.1%      4.7%      $190.3     8.5%       4.0%

Q2           -       -          -       192.4    7.1       2.3        179.6     6.5        2.6

Q3           -       -          -       202.0    2.3      (1.0)       197.4     1.1       (1.0)

Q4           -       -          -       225.6    4.1       1.2        216.8     5.6        3.0
        -------  --------  --------   --------  -------  --------   ---------  ------     ------
Year    $209.1     0.7%      (0.6)%    $827.7    5.5%      1.8%      $784.2     5.3%       2.1%
        =======  ========  ========   ========  =======  ========   =========  ======     ======



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total sales increased $1.5 million or 0.7% in the first quarter of 2006 while comparable sales decreased 0.6%. The increase in total sales was generated by a $2.7 million increase from new and otherwise non-comparable stores and a decrease in comparable store sales of $1.2 million. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouses or temporary locations are excluded from comparable store sales, as are periods when stores are closed for remodeling.

We believe that although the overall economy has improved, higher energy costs and rising interest rates have contributed to consumer's reluctance to increase spending for big-ticket furniture items. During the first quarter of 2006 there was continued discounting activity in many of our markets by several retailers to stimulate business and increase their sales volume. We believe that this approach would negatively impact our "everyday low pricing" integrity with our customers over the longer term. Instead, our strategy is generally to use some promotional pricing during traditional holiday and other sales events. Supplementing the pricing promotions, we also offer free-interest and deferred payment financing promotions.

During the first quarter of 2006, we promoted a longer term no interest financing program similar to those offered by other retailers. Although more costly, we believe it helped increase our business during a sluggish sales period. Additionally, these stronger financing programs require a larger minimum purchase and accordingly help increase our average sales transactions. We increased the assortment of specially priced merchandise and promoted to a select customer group a more aggressive financing offer and successfully increased our written business in the later weeks of April. We expect to continue to use a combination of pricing and financing promotions to help stimulate sales.

Gross Profit

Cost of goods sold consists primarily of the purchase price of the merchandise together with inbound freight, handling within our distribution centers and transportation costs to the local markets we serve.

Our gross profit is largely dependent upon merchandising capabilities, vendor pricing, transportation costs and the mix of products sold. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points.

Gross profit for the first quarter increased 258 basis points compared to the prior year period and increased 168 basis points on a sequential basis over the fourth quarter of last year. Gross profit for the first three months of 2006 benefited from a $0.8 million or 40 basis points as a percent of sales reduction in warehouse handling expense from the comparative prior year period. We also recorded a favorable adjustment of $0.5 million related to inventory which is not expected to recur. During the first three months of 2005, we closed five local warehouses and our Florida regional warehouse facility. This generated higher than normal inventory close-out sales which, combined with pricing pressure on certain products and higher handling costs, impacted gross profit margin.

Our gross profit also is impacted by the level of sales financed using our in-house long-term no interest credit promotions. During the first quarter of 2006, this impact was $0.4 million less than the comparable year ago period.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses are comprised of five categories: selling; occupancy; delivery; certain warehouse costs; advertising; and administrative. Selling expenses primarily are comprised of compensation of sales associates and sales support staff and fees paid to credit card and third party finance companies. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Delivery costs include certain personnel, fuel costs, and depreciation and rental charges for rolling stock. Warehouse costs include demurrage, supplies, depreciation and rental charges for equipment. Advertising expenses are primarily media production and space, direct mail costs and market research expenses and employee compensation. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, supply chain, real estate and human resource departments.

Our SG&A costs in the first quarter were up $4.6 million or 188 basis points as a percent of sales compared to the prior year period. Our distribution system and store support infrastructure is designed to support the expansion of our business efficiently. However, we need increased sales performance to properly leverage these costs.

During the first quarter of 2006, we offered through a third-party finance company a more promotional credit program than in the prior year period. The increased costs of this program coupled with more usage caused the charges that we incurred to increase $1.4 million on a comparative period basis.

Warehouse operating expenses were down $0.9 million in the first quarter of 2006 as compared to the prior year period. This reduction is primarily related to the increased costs incurred in 2005 to effect the distribution consolidation.

We increased our advertising dollars to reach our additional markets and amounts were directed to support the pricing promotional activity during the quarter. These changes increased our costs by $1.2 million on a comparative period basis.

Our administrative costs were up $1.4 million in the first quarter 2006 as compared to the 2005 period. This increase is due in large part to our entrance into two new major markets in late 2005. We did have a slight reduction in professional service fees but these were offset by the costs associated with strengthening our human capital in certain critical operating areas.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

We offer a long term promotion of no interest with 19 to 22 equal monthly payments. This promotion and the shorter term but similar 13
to   18  month  programs  were  the  in-house  financing  offers  most
frequently  chosen by our customers during the first  quarter.   These
programs and the similar 12-month program generate very minor credit revenue, but incur lower bad debts relative to our deferred payment in-
house  credit  programs.   In addition, we  offer  our  customers  the
opportunity to apply for credit with a third-party credit provider. Sales financed by this provider are not Havertys' receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to
Havertys.   The most popular programs offered through the  third-party provider for the first quarter of 2006 were no interest offers requiring 19 to 34 equal monthly payments. The longer term promotion was offered as a sales stimulant during the first quarter of 2006. The third-party provider also offers our customers a deferred payment for 12 months with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

                                     Quarter Ended
                                        March 31,
                                   -----------------
                                     2006     2005
                                   -------   -------
Credit Service Charge Revenue      $  762    $  989
                                   =======   =======
Amount Financed as a % of Sales

    Havertys                         14.7%     22.6%
    Third-Party                      25.8%     17.2%
                                   -------   -------
                                     40.5%     39.8%
                                   =======   =======
% Financed by Havertys with
   No Interest for 12 months         30.4%     27.0%
   No Interest for > 12 months       39.9%     50.3%
   No Interest < 12 months           12.8%     10.6%
   Other                             16.9%     12.1%
                                  --------   -------
                                    100.0%    100.0%
                                  ========   =======


                                              March 31,
                                        --------------------
                                          2006        2005
                                        --------   ---------

Accounts receivable                     $ 81,545   $ 96,044
Allowance for doubtful accounts            2,000      2,700
Allowance as a % of accounts receivable      2.5%       2.8%


Our allowance for doubtful accounts as a percentage of receivables is lower in 2006 due to improvements in the delinquency and problem category percentages from 2005.

Interest expense, net

  Interest expense, net is primarily comprised of interest expense on the Company's debt and the amortization of the discount on the
Company's receivables which have deferred or no interest payment terms. The following table summarizes the components of interest expense, net (in thousands):

                                Quarter Ended March 31,
                                -----------------------
                                   2006        2005
                                ----------  -----------

Interest expense on debt          $ 939      $  1,215
Amortization of discount on
  accounts receivable              (844)         (155)
Other,  including capitalized
  interest and interest income     (129)         (159)
                                 ---------   ----------
                                 $  (34)     $    901
                                 =========   ==========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


  Interest  expense  on  debt  decreased  in  2006  as  average   debt
decreased and the effective interest rate was relatively unchanged.

  We make available to certain customers interest free credit programs, which generally range from 3 to 24 months. In connection with these programs which are greater than 12 months, we are required to discount the payments to be received over the life of the interest free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a charge to cost of goods sold and as a contra receivable and is amortized as a credit to interest expense over the life of the receivable. The discount on the receivables is adjusted for prepayments at the time of prepayment. There is no assumption for prepayment recorded at inception.

  The   amount  of  amortization  has  increased  as  the   level   of
receivables generated under longer term, free interest financing promotions has increased.

Other (income) expense

  Other (income) expense includes any gains or losses on the sales of real estate and miscellaneous income or expense items which are non-recurring in nature. During 2006, we had gains from the sale of our Nashville warehouse and other properties of $1.3 million. We received additional insurance proceeds of approximately $0.2 million during the first quarter of 2005, from certain coverages for facilities damaged by hurricanes.

Provision for Income Taxes

  The effective tax rate was 37.8% and 37.3% the three months ended March 31, 2006 and 2005, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes, net of the Federal tax benefit.

Balance Sheet Changes for the Quarter Ended March 31, 2006

Cash balances declined by approximately $3.3 million from December 31, 2005 to March 31, 2006 as we utilized cash balances and cash generated from financing activities to make capital expenditures.

Accounts receivable declined approximately $12.0 million since the end of the last year due to the popularity of the longer term no interest credit promotion offered through our third-party credit provider.

Inventories increased approximately $12.7 million during the first quarter as we utilized our increased warehouse space and improved our in-stock position.

Other current assets declined by approximately $1.9 million as we had a lower amount receivable at March 31, 2006 from our third-party credit provider.

Accounts  payable  decreased  $6.4  million  due  to  the  timing   of
disbursements and checks clearing the bank.

Accrued liabilities declined $7.3 million due to payments during the quarter for certain property and sales taxes, the 2005 bonus accrual and amounts for contingent rents.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The following discusses the sources of our cash flows and commitments which impact our liquidity and capital resources on both a short-term and long-term basis.

Cash used in operations was $1.4 million as we experienced increases in inventories and reductions in accounts payable and accrued liabilities offset in part by a reduction in accounts receivable. Net income was $5.1 million and depreciation and amortization was $5.3 million.

Cash flows used in investing activities of $5.1 million in the first three months of 2006 were primarily for capital expenditures of $7.3 million offset in part by $2.1 million in proceeds from the sales of property and equipment.

Cash flows provided by financing activities were $3.2 million as we increased the borrowings under our revolving credit facilities by $5.7 million, repaid $1.5 million of debt and paid $1.5 million in dividends.

Financings

We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in August 2010. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We owed $10.0 million under these facilities at March 31, 2006. We also had letters of credit in the amount of $5.4 million outstanding at March 31, 2006, and these amounts are considered part of the facilities usage. Our unused capacity was $64.6 million at March 31, 2006.

Store Expansion and Capital Expenditures

We have entered several new markets during the past twelve months and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 4% over the past 10 years.

We are expecting to add approximately 1.5% retail square footage net of store closures during 2006. We recently opened a new store in the growing southeastern area of the metro-Atlanta market. Additionally, we expect to open a new store in the new markets of Ft. Lauderdale and Port Charlotte, Florida and replace a store in Dallas, Texas. Our plans for 2006 include the opening of one or two additional stores and the closing of three older stores. We are evaluating a number of opportunities which we believe will become available in existing retail sites in the near term. Our strategy is to pursue opportunities in densely populated markets which we can serve using our existing distribution.

Our planned expenditures for 2006 are $28.0 million for stores, distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2006 capital expenditures.



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


                      PART II. OTHER INFORMATION

Item 6.  Exhibits

  (a) Exhibits

   The exhibits listed below are filed with or incorporated by reference into this Report (those filed with this report are denoted by an asterisk). Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement. Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced document.

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

   3.2 Amended and Restated By-laws of Haverty Furniture Companies, Inc. as amended on February 26, 2004 (Exhibit 3.2 to our 2003 Form 10-K).

   *+10.7 Director's Deferred Compensation Plan as amended and restated January 1, 2006.

   *31.1 Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 7241).

   *31.2 Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 7241).

   *32.1 Certification of Chief Executive Officer and the Chief Financial Officer pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec
                 1350).



                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HAVERTY FURNITURE COMPANIES, INC.
                                (Registrant)

Date: May 9, 2006            By:   /s/ Clarence H. Smith
                                -------------------------------------
                                          Clarence H. Smith
                                    President and Chief Executive
                                               Officer


                             By:   /s/ Dennis L. Fink
                                ------------------------------------
                                            Dennis L. Fink
                                     Executive Vice President and
                                       Chief Financial Officer