Form 10-Q
period 2006-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2006-08-04
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Registrant’s telephone number, including area code: (404) 443-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 31, 2006 were: Common Stock – 18,409,189; Class A Common Stock – 4,233,221.

HAVERTY FURNITURE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,495	$11,121
Accounts receivable, net	64,671	80,716
Inventories	118,698	107,631
Prepaid expenses	13,941	11,713
Deferred income taxes	2,375	2,375
Other current assets	6,614	7,615
Total current assets	213,794	221,171
Accounts receivable, long-term	9,113	10,394
Property and equipment, net	218,162	217,391
Other assets	11,967	14,096
	$453,036	$463,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$4,950	$4,300
Accounts payable	40,238	42,203
Customer deposits	23,274	27,517
Accrued liabilities	36,128	43,643
Current portion of long-term debt	12,639	13,139
Total current liabilities	117,229	130,802
Long-term debt, less current portion	24,965	31,022
Other liabilities	23,433	21,958
Total liabilities	165,627	183,782

Stockholders’ Equity
Capital stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2006 – 24,625; 2005 – 24,387 shares	24,625	24,387
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2006 – 4,770; 2005 – 4,828 shares	4,770	4,828
Additional paid-in capital	55,609	53,722
Retained earnings	265,583	259,887
Accumulated other comprehensive loss	(1,019)	(1,306)
Less treasury stock at cost – Common Stock (2006 – 6,245; 2005 – 6,254 shares) and Convertible Class A Common Stock (2006 and 2005 – 522 shares)	(62,159)	(62,248)
Total stockholders’ equity	287,409	279,270
	$453,036	$463,052
See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data - Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$211,034	$192,394	$420,122	$400,027
Cost of goods sold	107,143	100,848	211,457	209,799
Gross profit	103,891	91,546	208,665	190,228
Credit service charge	692	875	1,454	1,865
Gross profit and other revenue	104,583	92,421	210,119	192,093

Expenses:
Selling, general and administrative	98,574	89,711	197,124	183,673
Interest	96	397	62	1,298
Provision for doubtful accounts	82	311	116	517
Other (income) expense, net	(19)	20	(1,237)	(439)
	98,733	90,439	196,065	185,049

Income before income taxes	5,850	1,982	14,054	7,044
Income taxes	2,259	673	5,360	2,561
Net income	$3,591	$1,309	$8,694	$4,483

Basic earnings per share:
Common Stock	$0.16	$0.06	$0.39	$0.20
Class A Common Stock	$0.15	$0.05	$0.37	$0.19

Diluted earnings per share:
Common Stock	$0.16	$0.06	$0.38	$0.20
Class A Common Stock	$0.15	$0.05	$0.37	$0.19

Weighted average shares – basic:
Common Stock	18,308	18,431	18,236	18,403
Class A Common Stock	4,256	4,311	4,271	4,314

Weighted average shares – assuming dilution:
Common Stock	22,751	22,913	22,686	22,956
Class A Common Stock	4,256	4,311	4,271	4,314

Cash dividends per share:
Common Stock	$0.0675	$0.0625	$0.135	$0.125
Class A Common Stock	$0.0625	$0.0575	$0.125	$0.115

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net income	$8,694	$4,483
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,528	10,524
Provision for doubtful accounts	116	517
Deferred income taxes	536	130
(Gain) loss on sale of property and equipment	(1,184)	32
Other	519	700
Changes in operating assets and liabilities:
Accounts receivable	17,211	(5,963)
Inventories	(11,067)	453
Customer deposits	(4,243)	2,071
Other assets and liabilities	2,046	6,212
Accounts payable and accrued liabilities	(9,480)	(18,826)
Net cash provided by operating activities	13,676	333

Cash Flows from Investing Activities:
Capital expenditures	(13,204)	(15,937)
Proceeds from sale of auction rate securities	—	5,000
Proceeds from sale of property and equipment	2,898	96
Other investing activities	273	1,209
Net cash used in investing activities	(10,033)	(9,632)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	503,395	334,350
Payments of borrowings under revolving credit facilities	(502,745)	(323,000)
Net increase in borrowings under revolving credit facilities	650	11,350
Payments on long-term debt and capital lease obligations	(6,557)	(13,700)
Proceeds from exercise of stock options	1,540	576
Dividends paid	(2,998)	(2,798)
Other	96	—
Net cash used in financing activities	(7,269)	(4,572)

Decrease in cash and cash equivalents	(3,626)	(13,871)

Cash and cash equivalents at beginning of the year	11,121	24,137

Cash and cash equivalents at end of period	$7,495	$10,266

See notes to condensed consolidated financial statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Basis of Presentation

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a full service home furnishings retailer. The Company operates all of its stores using the Havertys brand and does not franchise its concept. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries and one variable interest entity under FIN 46. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B –Reclassification Adjustments

Prior to December 31, 2005, cash on hand in depository bank accounts and checks outstanding for disbursing bank accounts were both classified as cash and cash equivalents in the balance sheets and statements of cash flows. At December 31, 2005 and for all prior periods, checks outstanding for disbursing bank accounts have been reclassified to accounts payable. For balance sheet and statement of cash flow purposes, the amount of checks outstanding for disbursing bank accounts reclassified from cash and cash equivalents to accounts payable totaled approximately $9.4 million at June 30, 2005. Certain other prior year amounts have been reclassified to conform to the current presentation.

NOTE C – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. A portion of the receivables are classified as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rate will differ significantly. At June 30, 2006 and 2005, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $16.3 million and $28.5 million, respectively.

NOTE D– Interim LIFO Calculations

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE E – Earnings Per Share

We report our earnings per share using the two-class method as required by the Emerging Issues Task Force (EITF). The EITF reached final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (SFAS 128),” at their March 17, 2004 meeting. EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights.

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

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Common:
Weighted average share outstanding	18,308	18,431	18,236	18,403

Assumed conversion of Class A Common shares	4,256	4,311	4,271	4,314

Diluted options and stock awards	187	171	179	239

Total weighed-average diluted common shares	22,751	22,913	22,686	22,956

NOTE F – Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We adopted Statement 123(R) on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro forma disclosures.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2006, we have options or awards outstanding under two stock-based employee compensation plans. As permitted by Statement 123, we had previously accounted for share-based payments to employees using Opinion 25’s intrinsic value method. Accordingly, no stock-based employee compensation costs for any options were reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We have transitioned from the use of options to restricted stock awards as the primary vehicle in our stock-based compensation strategy.

On August 18, 2005, the Board of Directors of Havertys, upon the recommendation of the Board’s Executive Compensation and Employee Benefits Committee (the “Executive Compensation Committee”), approved the acceleration of vesting of all “out-of-the-money”, unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than $12.57, the closing price of Havertys’ common stock on August 18, 2005. All unvested options to purchase approximately 482,650 shares of common stock, which otherwise would have vested on a yearly basis through 2008 were out-of-the money and became immediately exercisable. The weighted average exercise price of the accelerated options was $17.49. The decision to initiate the acceleration was made primarily to reduce compensation expense that would be expected to be recorded in future periods following our adoption of Statement 123(R). As a result of the acceleration, we reduced this expected compensation expense, net of tax, by a total of approximately $3,700,000 (approximately $2,000,000 in 2006, $1,100,000 in 2007, and $600,000 in 2008). These amounts are based on fair value calculations using the Black-Scholes methodology.

The following table illustrates the effect on net income if we had applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation (in thousands, except per share amounts). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods. The resulting pro forma diluted earnings per common share are $0.03 and $0.14 for the quarter and six months ended June 30, 2005, respectively.

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$1,309	$4,483

Reported stock-based compensation expense, net of tax	238	446

Less: Pro forma stock-based employee compensation expense, net of tax	(900)	(1,779)

Pro forma net income	$647	$3,150

The table below summarizes options activity during the six months ended June 30, 2006.

	Option Shares	Weighted Average Price

Outstanding at December 31, 2005	2,344,700	$14.92
Exercised	(130,500)	11.81
Canceled	(39,200)	17.81
Outstanding at June 30, 2006	2,175,000	$15.06
Exercisable at June 30, 2006	2,175,000	$15.06

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All of the options outstanding at June 30, 2006 were for Common Stock. The following table summarizes information about the stock options outstanding as of June 30, 2006:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$6.94 - 10.13	125,300	2.3	$9.77
10.81 - 15.94	1,515,300	5.1	13.81
17.01 - 20.75	534,400	4.8	19.84
$6.94 - 20.75	2,175,000	4.8	$15.06

Grants of restricted common stock are made to certain officers, key employees and members of the board of directors under the 2004 LTIP Plan. The forfeiture provisions on the awards generally expire annually, over periods not exceeding four years. Vesting may accelerate if we reach certain financial goals set by the Executive Compensation Committee.

The table below summarizes the restricted stock award activity during the six months ended June 30, 2006:

# Shares

Outstanding at December 31, 2005	158,300
Granted	129,750
Forfeited	(7,350)
Restrictions lapsed	(61,175)
Outstanding at June 30, 2006	219,525

As of June 30, 2006, there was approximately $3,077,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We have elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) and do not expect the adoption to have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE G – Other (income) expense, net

Other (income) expense, net includes any gains or losses on sales of land, property and equipment, impairment losses and changes in previously estimated losses and other miscellaneous income or expense items which are non-recurring in nature. The following are the significant gains or losses that have been included in “other (income) expense, net.” We had gains of approximately $1.3 million from the sale of a warehouse and other properties during the first quarter of 2006. We received additional insurance proceeds of approximately $0.2 million during the first quarter of 2005 from certain coverages for facilities damaged by hurricanes.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE H – Comprehensive Income

Total comprehensive income was comprised of the following (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net income	$3,591	$1,309	$8,694	$4,483
Changes in derivatives, net of applicable income tax	31	145	63	290
Changes in minimum pension liability	—	—	224	—

Total comprehensive income	$3,622	$1,454	$8,981	$4,773

NOTE I – Pension Plans

Net pension cost included the following components (in thousands):

	Quarter Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Service cost-benefits earned during the period	$863	$705	$1,726	$1,410
Interest cost on projected benefit obligations	918	814	1,836	1,628
Expected return on plan assets	(1,107)	(1,015)	(2,214)	(2,030)
Amortization of prior service costs	36	33	72	66
Amortization of actuarial loss	110	—	220	—

Net pension cost	$820	$537	$1,640	$1,074

NOTE J – Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on our financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if applicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is not expected to have an impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 but do not expect the adoption to have a material effect on our consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (Supp. 1996). Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. The forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause Havertys’ actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the flow of imported merchandise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores, distribution facilities and corporate positions; general economic and financial market conditions, which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statutes or regulations.

Operating Results and Financial Condition

The following discussion of Havertys’ financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included herein.

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comp-store sales increases for the periods indicated:

	2006			2005			2004
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
		% Increase	% Increase		% Increase	% Increase		% Increase	% Increase
		(decrease)	(decrease)		(decrease)	(decrease)		(decrease)	(decrease)
Period	Dollars	over prior	over prior	Dollars	over prior	over prior	Dollars	over prior	over prior
Ended	(000)s	period	period	(000)s	period	period	(000)s	period	period
Q1	$209.1	0.7%	(0.6)%	$207.6	9.1%	4.7%	$190.3	8.5%	4.0%
Q2	211.0	9.7%	7.8%	192.4	7.1	2.3	179.6	6.5	2.6
Q3	—	—	—	202.0	2.3	(1.0)	197.4	1.1	(1.0)
Q4	—	—	—	225.6	4.1	1.2	216.8	5.6	3.0
Year	$420.1	5.0%	3.4%	$827.7	5.5%	1.8%	$784.2	5.3%	2.1%

Total sales increased $18.6 million or 9.7% and $20.1 million or 5.0% in the second quarter and the first six months of 2006, respectively. Comparable store sales increased 7.8% or $14.3 million in the second quarter and rose 3.4% or $13.1 million during the first six months of 2006. The remaining $4.3 million and $7.0 million of the increases in the second quarter and first six months of 2006, respectively, were from new and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouses or temporary locations are excluded from comparable store sales, as are periods when stores are closed for remodeling.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Although we believe the overall economy has improved, higher energy costs, rising interest rates and geo-political concerns have contributed to consumer’s reluctance to increase spending for big-ticket furniture items. During the first six months of 2006 there was continued discounting activity in many of our markets by several retailers to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. Instead, our strategy is generally to use promotional pricing on a limited basis during traditional holiday and other sales events. Supplementing the pricing promotions, we also offer free-interest and deferred payment financing promotions.

During the first half of 2006, we promoted a longer term no interest financing program similar to those offered by other retailers. Although more costly, we believe it helped increase our business during a sluggish sales period. Additionally, these stronger financing programs require a larger minimum purchase and accordingly help increase our average sales transactions. We expect to continue to use a combination of financing promotions and special pricing on select merchandise to help stimulate sales.

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

Gross profit for the second quarter of 2006 increased 165 basis points compared to the prior year period due mostly to sales of new proprietary imported products introduced over the last year which carry a higher margin than the items replaced. During the first six months of 2005, we closed five local warehouses and our Florida regional warehouse facility. This generated higher than normal inventory close-out sales which, combined with pricing pressure on certain products and higher handling costs, negatively impacted gross profit margin. Gross profit for the six months ended June 30, 2006 increased approximately 211 basis points as compared to the respective prior year period A reduction in warehouse handling expense was offset by higher transportation costs. We also recorded a favorable adjustment of $0.5 million in the first quarter of 2006 related to inventory which is not expected to recur. We expect gross profit margins to remain near the first six months' level for the remainder of the year.

Our gross profit also is impacted by the level of sales financed using our in-house long-term no interest credit promotions. During the six months ended June 30, 2006, this impact was $0.5 million less than the comparable period.

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

Our SG&A costs in the second quarter were up eight basis points as a percent of sales compared to the prior year period and declined 42 basis points on a sequential basis compared to the first quarter of 2006. Our distribution system and store support infrastructure is designed to support the efficient expansion of our business. However, we need increased sales to leverage these costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During 2006, we offered through a third-party finance company a more promotional credit program than in the prior year. The increased costs of this program coupled with more usage caused the charges that we incurred to increase $2.6 million or 114 basis points as a percent of sales in the second quarter and $4.0 million or 91 basis points for the six months ended June 30, 2006 compared to the respective periods of 2005.

We increased our advertising dollars to reach our additional markets and amounts were directed to support the pricing promotional activity. These changes increased our costs by $0.4 million in the second quarter compared to the prior year period but declined 47 basis points as a percent of net sales. For the six months ended June 30, 2006, advertising expense increased over the 2005 period by $1.6 million and was flat as a percent of net sales.

Our administrative costs were up $0.7 million in the second quarter 2006 as compared to the 2005 period. This increase is due in large part to our entrance into two new major markets in late 2005. We did have a slight reduction in professional service fees but these were offset by the costs associated with strengthening our human capital in certain critical operating areas.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

We offer a long term promotion of no interest with 19 to 24 equal monthly payments. This promotion and the shorter term but similar 13 to 18 month programs were the in-house financing offers most frequently chosen by our customers. These programs and the similar 12-month program generate very minor credit revenue, but incur lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers the opportunity to apply for credit with a third-party credit provider. Sales financed by this provider are not Havertys’ receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the second quarter of 2006 were no interest offers requiring 19 to 34 equal monthly payments. The longer term promotion was offered as a sales stimulant during 2006. The third-party provider also offers our customers a deferred payment for 12 months with an interest accrual that is waived if the entire balance is paid in full at the end of the deferral period.

The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Credit Service Charge Revenue	$692	$875	$1,454	$1,865

Amount Financed as a % of Sales:
Havertys	15.1%	23.3%	14.9%	23.0%
Third-Party	28.9%	15.4%	27.4%	16.3%
	44.0%	38.7%	42.3%	39.3%

% Financed by Havertys:
No Interest for 12 months	27.1%	24.6%	28.7%	25.8%
No Interest for > 12 months	46.5%	54.2%	43.3%	52.2%
No Interest < 12 months	11.1%	9.6%	11.9%	10.2%
Other	15.3%	11.6%	16.1%	11.8%
	100.0%	100.0%	100.0%	100.0%

	June 30
	2006	2005
Accounts receivable	$75,624	$98,574
Allowance for doubtful accounts	1,840	2,600
Allowance as a % of accounts receivable	2.4%	2.6%

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

Interest expense, net

Interest expense, net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have deferred or no interest payment terms. The following table summarizes the components of interest expense, net (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest expense on debt	$1,104	$1,084	$2,043	$2,299
Amortization of discount on accounts receivable	(856)	(604)	(1,700)	(759)
Other, including capitalized interest and interest income	(152)	(83)	(281)	(242)
	$96	$397	$62	$1,298

Interest expense on debt was relatively unchanged in 2006 as average debt decreased and the effective interest rate increased slightly.

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

Provision for Income Taxes

The effective tax rate was 38.6% and 34.0% for the three months ended June 30, 2006 and 2005, and 38.1% and 36.4% for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes, net of the Federal tax benefit.

Balance Sheet Changes for the Six Months Ended June 30, 2006

Cash balances declined by approximately $3.6 million from December 31, 2005 to June 30, 2006 as we utilized cash balances and cash generated from operating activities to make capital expenditures and repay long term debt.

Accounts receivable declined approximately $17.9 million since the end of the last year due to the popularity of the longer term no interest credit promotion offered through our third-party credit provider.

Inventories increased approximately $11.1 million during the first six months of 2006 as we utilized our increased warehouse space and improved our in-stock position.

Prepaid expenses increased approximately $2.2 million since the end of last year due primarily to payments for estimated income and sales taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other current assets declined by approximately $1.0 million as we had a lower amount receivable at June 30, 2006 from our third-party credit provider.

Accounts payable decreased $2.0 million due to the timing of disbursements and checks clearing the bank.

Customer deposits declined $4.2 million since last year end due to improved supply chain merchandise flows.

Accrued liabilities declined $7.5 million due to payments during the period for certain property and sales taxes, the 2005 bonus accrual and amounts for contingent rents.

Liquidity and Capital Resources

The following discusses the sources of our cash flows and commitments which impact our liquidity and capital resources on both a short-term and long-term basis.

Cash provided by operations was $13.7 million as we experienced increases in inventories and reductions in customer deposits and accrued liabilities offset in part by a reduction in accounts receivable. Net income was $8.7 million and depreciation and amortization was $10.5 million.

Cash flows used in investing activities of $10.0 million in the first six months of 2006 were primarily for capital expenditures of $13.2 million offset in part by $2.9 million in proceeds from the sales of property and equipment.

Cash flows used in financing activities were $7.3 million as we repaid $6.6 million of long-term debt and paid $3.0 million in dividends.

Financings

We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in August 2010. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We owed $5.0 million under these facilities at June 30, 2006. We also had letters of credit in the amount of $5.4 million outstanding at June 30, 2006 and these amounts are considered part of the facilities usage. Our unused capacity was $69.6 million at June 30, 2006.

Store Expansion and Capital Expenditures

We have entered several new markets during the past twelve months and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 4% over the past 10 years.

We are expecting to add approximately 3.7% and close 2.2% for a net 1.5% increase in retail square footage during 2006. We recently opened a new store as we entered the Port Charlotte, Florida market and in the first quarter opened a new store in the southeastern area of the metro-Atlanta market. Additionally, we expect to open a new store in the new market of Ft. Lauderdale, Florida, a second store in the Cincinnati, Ohio market and replace a store in Dallas, Texas. Our plans for 2006 include the closing of three older stores. Our strategy is to pursue opportunities in densely populated markets which we can serve using our existing distribution.

Our planned expenditures for 2006 are $30.0 million for stores, distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2006 capital expenditures

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to our derivative financial instruments and other financial instruments and their related market risk since the date of the Company’s most recent annual report.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the immediately preceding paragraph that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of Havertys’ common stock during the second quarter of 2006:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2006	—	—	—	1,853,846
May 1 – May 31, 2006	10,960	$15.21	—	—
June 1 – June 30, 2006	244	14.37	—	—
Total	11,204	$14.88	—	1,853,846

(1)

The Board of Directors has authorized management, at its discretion, to purchase and retire our common stock and Class A common stock under the Stock Repurchase Program. This program was initially approved by the Board of Directors on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased.

(2)

Those shares reported as repurchased that are not part of the Stock Repurchase Program are attributable to shares considered surrendered by employees in payment of tax obligations related to the vesting of restricted shares from our 2004 Long-Term Incentive Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders of the Company was held on May 16, 2006. There were four proposals on the ballot.

Proposal 1:	All eight incumbent directors nominated were elected by the holders of Class A Common Stock of the Company to a one year term with the following votes:

NOMINEE	FOR	WITHHELD
Clarence H. Ridley	4,042,981	0
John T. Glover	4,042,581	400
Rawson Haverty, Jr.	4,042,981	0
L. Phillip Humann	4,003,875	39,106
Mylle H. Mangum	4,042,981	0
Frank S. McGaughey, III	4,042,981	0
Clarence H. Smith	4,042,981	0
Al Trujillo	4,042,981	0

Proposal 2:	All three incumbent directors nominated were elected by the holders of Common Stock of the Company to a one year term with the following votes:

NOMINEE	FOR	WITHHELD
Terrence F. McGuirk	16,631,852	281,820
Vicki R. Palmer	16,629,253	284,419
Fred L. Schuermann	16,630,263	283,409

Item 4.	Submission of Matters to a Vote of Security Holders (Continued)

Proposal 3:	The Amendment and Restatement of the Company’s Charter was approved with the following votes:

FOR	AGAINST	ABSTAIN
48,394,953	83,105	21,667

Proposal 4:	The Company’s Director Compensation Plan was approved with the following votes.

FOR	AGAINST	ABSTAIN
47,811,408	666,281	22,036

Item 6.	Exhibits
(a)	Exhibits

The exhibits listed below are filed with or incorporated by reference into this Report (those filed with this report are denoted by an asterisk). Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement. Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced document.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)

*3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006.

3.2	Amended and Restated By-laws of Haverty Furniture Companies, Inc. as amended on February 26, 2004 (Exhibit 3.2 to our 2003 Form 10-K).

+*10.8	Director Compensation Plan effective as of May 16, 2006.

*31.1	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 7241).

*31.2	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 7241).

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 4, 2006	By:	/s/ Clarence H. Smith
Clarence H. Smith President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink Executive Vice President and Chief Financial Officer