Form 10-Q
period 2006-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2006-11-09
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 31, 2006, were: Common Stock – 18,458,389; Class A Common Stock – 4,209,021.

HAVERTY FURNITURE COMPANIES, INC.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Income – Nine Months ended September 30, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows – Nine Months ended September 30, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

	Item 4. Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 6. Exhibits	16

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,630	$11,121
Accounts receivable, net	62,413	80,716
Inventories	118,087	107,631
Prepaid expenses	15,986	11,713
Deferred income taxes	2,623	2,375
Other current assets	7,232	7,615
Total current assets	214,971	221,171
Accounts receivable, long-term	12,232	10,394
Property and equipment, net	219,881	217,391
Other assets	9,471	14,096
	$456,555	$463,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$—	$4,300
Accounts payable	40,047	42,203
Customer deposits	21,376	27,517
Accrued liabilities	40,541	43,643
Current portion of long-term debt and capital lease obligations	13,291	13,139
Total current liabilities	115,255	130,802
Long-term debt and capital lease obligations, less current portion	26,022	31,022
Other liabilities	24,441	21,958
Total liabilities	165,718	183,782

Stockholders’ Equity
Capital stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2006 – 24,683; 2005 – 24,387 shares	24,683	24,387
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2006 – 4,752; 2005 – 4,828 shares	4,752	4,828
Additional paid-in capital	56,338	53,722
Retained earnings	268,211	259,887
Accumulated other comprehensive loss	(988)	(1,306)
Less treasury stock at cost – Common Stock (2006 – 6,245; 2005 – 6,254 shares) and Convertible Class A Common Stock (2006 and 2005 – 522 shares)	(62,159)	(62,248)
Total stockholders’ equity	290,837	279,270
	$456,555	$463,052
See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data - Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$222,940	$202,044	$643,063	$602,071
Cost of goods sold	113,892	105,947	325,349	315,746
Gross profit	109,048	96,097	317,714	286,325
Credit service charge	682	837	2,135	2,702
Gross profit and other revenue	109,730	96,934	319,849	289,027

Expenses:
Selling, general and administrative	103,774	93,154	300,897	276,827
Interest expense (income), net	(206)	166	(144)	1,464
Provision for doubtful accounts	151	152	268	668
Other (income) expense, net	(100)	(2,645)	(1,337)	(3,084)
	103,619	90,827	299,684	275,875

Income before income taxes	6,111	6,107	20,165	13,152
Income taxes	1,975	2,291	7,335	4,852
Net income	$4,136	$3,816	$12,830	$8,300

Basic earnings per share:
Common Stock	$0.18	$0.17	$0.58	$0.37
Class A Common Stock	$0.17	$0.16	$0.54	$0.35

Diluted earnings per share:
Common Stock	$0.18	$0.17	$0.56	$0.36
Class A Common Stock	$0.17	$0.16	$0.54	$0.35

Weighted average shares – basic:
Common Stock	18,410	18,278	18,295	18,361
Class A Common Stock	4,237	4,306	4,259	4,311

Weighted average shares – assuming dilution:
Common Stock	22,807	22,652	22,715	22,860
Class A Common Stock	4,237	4,306	4,259	4,311

Cash dividends per share:
Common Stock	$0.0675	$0.0625	$0.2025	$0.1875
Class A Common Stock	$0.0625	$0.0575	$0.1875	$0.1725

See notes to condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities:
Net income	$12,830	$8,300
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,092	15,781
Provision for doubtful accounts	268	669
Deferred income taxes	293	206
Gain on sale of property and equipment	(1,178)	(2,570)
Other	802	897
Changes in operating assets and liabilities:
Accounts receivable	16,198	(2,670)
Inventories	(10,457)	1,884
Customer deposits	(6,141)	8,052
Other assets and liabilities	2,960	146
Accounts payable and accrued liabilities	(5,258)	(9,800)
Net cash provided by operating activities	26,409	20,895

Cash Flows from Investing Activities:
Capital expenditures	(17,968)	(27,290)
Proceeds from sale of auction rate securities	—	5,000
Proceeds from sale of land, property and equipment	3,651	7,185
Other investing activities	215	1,490
Net cash used in investing activities	(14,102)	(13,615)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	543,605	367,850
Payments of borrowings under revolving credit facilities	(547,905)	(367,850)
Net decrease in borrowings under revolving credit facilities	(4,300)	—
Payments on long-term debt and capital lease obligations	(8,114)	(15,838)
Treasury stock acquired	—	(3,811)
Proceeds from exercise of stock options	2,026	605
Dividends paid	(4,506)	(4,185)
Other	96	—
Net cash used in financing activities	(14,798)	(23,229)

Decrease in cash and cash equivalents	(2,491)	(15,949)

Cash and cash equivalents at beginning of the period	11,121	24,137

Cash and cash equivalents at end of period	$8,630	$8,188

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

NOTE B –Reclassification Adjustments

Prior to December 31, 2005, cash on hand in depository bank accounts and checks outstanding for disbursing bank accounts were both classified as cash and cash equivalents in the balance sheets and statements of cash flows. At December 31, 2005 and for all prior periods, checks outstanding for disbursing bank accounts have been reclassified to accounts payable. For balance sheet and statement of cash flow purposes, the amount of checks outstanding for disbursing bank accounts reclassified from cash and cash equivalents to accounts payable totaled approximately $7.4 million at September 30, 2005. Certain other prior year amounts have been reclassified to conform to the current presentation.

NOTE C – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. A portion of the receivables are classified as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rate will differ significantly. At September 30, 2006 and 2005, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $19.1 million and $23.7 million, respectively.

NOTE D– Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on actual inventory levels and recent costs. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates. Since these are affected by factors beyond management’s control, interim calculations are subject to the final year-end LIFO inventory valuation.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE E – Earnings Per Share

We report our earnings per share using the two-class method as required by the Emerging Issues Task Force (EITF) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (SFAS 128).” EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights.

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

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Common:
Weighted average shares outstanding	18,410	18,278	18,295	18,361

Assumed conversion of Class A Common shares	4,237	4,306	4,259	4,311

Diluted options and stock awards	160	68	161	188

Total weighted-average diluted Common shares	22,807	22,652	22,715	22,860

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2006, we have options or awards outstanding under two stock-based employee compensation plans. As permitted by Statement 123, we had previously accounted for share-based payments to employees using Opinion 25’s intrinsic value method. Accordingly, no stock-based employee compensation costs for any options were reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We have transitioned from the use of options to restricted stock awards as the primary vehicle in our stock-based compensation strategy.

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

The following table illustrates the effect on net income if we had applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation (in thousands, except per share amounts). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods. The resulting pro forma diluted (loss) earnings per common share are $(0.05) and $0.09 for the quarter and nine months ended September 30, 2005, respectively.

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$3,816	$8,300

Reported stock-based compensation expense, net of tax	154	540

Less: Pro forma stock-based employee compensation expense, net of tax	(5,042)	(6,761)

Pro forma net (loss) income	$(1,072)	$2,079

The table below summarizes options activity during the nine months ended September 30, 2006.

	Option Shares	Weighted Average Price

Outstanding at December 31, 2005	2,344,700	$14.92
Exercised	(169,500)	11.95
Canceled	(75,700)	18.01
Outstanding at September 30, 2006	2,099,500	$15.05
Exercisable at September 30, 2006	2,099,500	$15.05

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All of the options outstanding at September 30, 2006 were for Common Stock. The following table summarizes information about the stock options outstanding as of September 30, 2006:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$6.94 - 10.13	121,900	2.1	$9.78
10.81 - 15.94	1,467,900	4.8	13.82
17.01 - 20.75	509,700	4.6	19.85
$6.94 - 20.75	2,099,500	4.6	$15.05

Grants of restricted common stock are made to certain officers, key employees and members of the board of directors under the 2004 LTIP Plan. The forfeiture provisions on the awards generally expire annually, over periods not exceeding four years. Vesting may accelerate if we reach certain financial goals set by the Executive Compensation Committee.

The table below summarizes the restricted stock award activity during the nine months ended September 30, 2006:

# Shares

Outstanding at December 31, 2005	158,300
Granted	129,750
Forfeited	(7,600)
Restrictions lapsed	(61,175)
Outstanding at September 30, 2006	219,275

As of September 30, 2006, there was approximately $2,795,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

NOTE G – Other (income) expense, net

Other (income) expense, net includes any gains or losses on sales of land, property and equipment, impairment losses and changes in previously estimated losses and other miscellaneous income or expense items which are non-recurring in nature. The following are the significant gains or losses that have been included in “other (income) expense, net.” We had gains of approximately $1.3 million from the sale of a warehouse and other properties during the first quarter of 2006. During the third quarter of 2005, we had gains of approximately $2.6 million from the sale of two retail locations and a warehouse.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE H – Comprehensive Income

Total comprehensive income was comprised of the following (in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Net income	$4,136	$3,816	$12,830	$8,300
Changes in derivatives, net of applicable income tax	31	145	94	435
Changes in minimum pension liability	—		224

Total comprehensive income	$4,167	$3,961	$13,148	$8,735

NOTE I – Pension Plans

Net pension cost included the following components (in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Service cost-benefits earned during the period	$863	$705	$2,589	$2,115
Interest cost on projected benefit obligations	918	814	2,754	2,442
Expected return on plan assets	(1,107)	(1,015)	(3,321)	(3,045)
Amortization of prior service costs	36	33	108	99
Amortization of actuarial loss	110	—	330	—

Net pension cost	$820	$537	$2,460	$1,611

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. This new accounting standard is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a significant impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 are effective for our year ending December 31, 2006. We are in the process of evaluating the impact that SFAS 158 will have on our Consolidated Financial Statements. For additional information about our defined pension and other postretirement benefit plans, refer to Note I in this Form 10-Q and Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comparable store sales increases for the periods indicated:

	2006			2005			2004
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
		% Increase	% Increase		% Increase	% Increase		% Increase	% Increase
		(decrease)	(decrease)		(decrease)	(decrease)		(decrease)	(decrease)
Period	Dollars	over prior	over prior	Dollars	over prior	over prior	Dollars	over prior	over prior
Ended	(000)s	period	period	(000)s	period	period	(000)s	period	period
Q1	$209.1	0.7%	(0.6)%	$207.6	9.1%	4.7%	$190.3	8.5%	4.0%
Q2	211.0	9.7%	7.8%	192.4	7.1	2.3	179.6	6.5	2.6
Q3	222.9	10.3%	8.2%	202.1	2.3	(1.0)	197.4	1.1	(1.0)
Q4	—	—	—	225.6	4.1	1.2	216.8	5.6	3.0
Year	$643.1	6.8%	5.1%	$827.7	5.5%	1.8%	$784.2	5.3%	2.1%

Total sales increased $20.9 million or 10.3% and $41.0 million or 6.8% in the third quarter and the first nine months of 2006, respectively. Comparable store sales increased 8.2% or $15.9 million in the third quarter and rose 5.1% or $29.0 million during the first nine months of 2006. The remaining $5.0 million and $12.0 million of the increases in the third quarter and first nine months of 2006, respectively, were from new and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouses or temporary locations are excluded from comparable store sales, as are periods when stores are closed for remodeling.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Although we believe the overall economy has improved, higher energy costs, rising interest rates and geo-political concerns have contributed to consumer’s reluctance to increase spending for big-ticket furniture items. Very recently, energy costs have subsided and interest rates have stabilized, but the housing industry has shown significant weakness. During the first nine months of 2006 there was continued discounting activity in many of our markets by several retailers to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. Instead, our strategy is generally to use promotional pricing on a limited basis during traditional holiday and other sales events. Supplementing the pricing promotions, we also offer free-interest and deferred payment financing promotions.

During 2006, we promoted a longer term no interest financing program similar to those offered by other retailers. Although more costly, we believe it helped increase our business during a sluggish sales period. Additionally, these stronger financing programs require a larger minimum purchase and accordingly help increase our average sales transactions. We expect to continue to use a combination of financing promotions and special pricing on select merchandise to help stimulate sales.

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

Gross profit for the third quarter of 2006 increased 135 basis points compared to the prior year period due mostly to sales of new proprietary imported products introduced over the last year which carry a higher margin than the items replaced. We experienced greater clearance activity than planned during the third quarter of 2006 and gross profit declined 32 basis points on a sequential basis compared to the second quarter of 2006. We expect gross profit margins to remain near the third quarter level for the remainder of the year.

Gross profit for the nine months ended September 30, 2006 increased approximately 185 basis points as compared to the respective prior year period due mostly to sales of new proprietary imported products introduced over the last year which carry a higher margin than the items replaced. A reduction in warehouse handling expense was offset by higher transportation costs. We also recorded a favorable adjustment of $0.5 million in the first quarter of 2006 related to inventory which is not expected to recur. During the first six months of 2005, we closed five local warehouses and our Florida regional warehouse facility. This generated higher than normal inventory close-out sales which, combined with pricing pressure on certain products and higher handling costs, negatively impacted gross profit margin.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of six categories: selling; occupancy; delivery; certain warehouse costs; advertising; and administrative. Selling expenses primarily are comprised of compensation of sales associates and sales support staff and fees paid to credit card and third party finance companies. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Delivery costs include certain personnel, fuel costs, and depreciation and rental charges for rolling stock. Warehouse costs include demurrage, supplies, depreciation and rental charges for equipment. Advertising expenses are primarily media production and space, direct mail costs and market research expenses. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, supply chain, advertising, real estate and human resource departments.

Our SG&A costs in the third quarter were up 44 basis points as a percent of sales compared to the prior year period and declined 16 basis points on a sequential basis compared to the second quarter of 2006. Our increased sales productivity leveraged expenses in the third quarter of 2006 in our advertising, warehouse, occupancy and administrative areas. Our

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued

distribution system and store support infrastructure is designed to support the efficient expansion of our business. However, we need additional sales to further leverage these costs.

During 2006, we offered through a third-party finance company a more promotional credit program than in the prior year. The increased costs of this program coupled with more usage caused the charges that we incurred to increase $1.9 million or 73 basis points as a percent of sales in the third quarter and $5.9 million or 85 basis points for the nine months ended September 30, 2006 compared to the respective periods of 2005.

We increased our advertising spending to reach our additional markets and amounts were directed to support the pricing promotional activity and brand awareness. This increased our costs by $0.5 million in the third quarter compared to the prior year period but declined 48 basis points as a percent of net sales. For the nine months ended September 30, 2006, advertising expense increased over the 2005 period by $2.0 million and declined 15 basis points as a percent of net sales.

Our administrative costs were up $1.3 million in the third quarter 2006 as compared to the 2005 period. This increase is due in large part to the expense associated with the additional store locations in operation during the current year quarter as compared to the 2005 period. We did have a slight reduction in professional service fees but these were offset by the costs associated with strengthening our human capital in certain critical operating areas.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offers most frequently chosen by our customers carry no interest for 13 to 24 months and require equal monthly payments. These programs and the similar 12-month program generate very minor credit revenue, but incur lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers two or three different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the third quarter of 2006 were no interest offers requiring 27 to 30 equal monthly payments. The longer term promotion was offered as a sales stimulant during 2006. The third-party provider also offers our customers a deferred payment for 12 months with an interest accrual that is waived if the entire balance is paid in full by the end of the deferral period.

The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Credit Service Charge Revenue	$682	$837	$2,135	$2,702

Amount Financed as a % of Sales:
Havertys	16.5%	19.1%	15.4%	21.7%
Third-Party	27.9%	20.1%	27.6%	17.6%
	44.4%	39.2%	43.0%	39.3%

% Financed by Havertys:
No Interest for 12 months	25.8%	30.4%	27.6%	27.2%
No Interest for > 12 months	51.7%	42.0%	46.4%	49.1%
No Interest < 12 months	9.3%	13.0%	10.9%	11.0%
Other	13.2%	14.6%	15.1%	12.7%
	100.0%	100.0%	100.0%	100.0%

	September 30
	2006	2005
Accounts receivable	$76,445	$94,930
Allowance for doubtful accounts	1,800	2,400
Allowance as a % of accounts receivable	2.4%	2.5%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our allowance for doubtful accounts as a percentage of receivables is slightly lower in 2006 due to improvements in the delinquency and problem category percentages from 2005.

Interest expense (income), net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount income on the Company’s receivables which have deferred or no interest payment terms. The following table summarizes the components of interest expense (income), net (in thousands):

	Quarter ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Interest expense on debt	$859	$1,083	$2,903	$3,382
Amortization of discount on accounts receivable	(920)	(767)	(2,620)	(1,527)
Other, including capitalized interest and interest income	(145)	(150)	(427)	(391)
	$(206)	$166	$(144)	$1,464

Interest expense on debt decreased in 2006 as average debt decreased which was partially offset as effective interest rate increased slightly.

We make available to customers in-house interest free credit programs, which generally range from 3 to 24 months. In connection with these programs which are greater than 12 months, we are required to discount the payments to be received over the expected life (considering prepayments) of the interest free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a charge to cost of goods sold and as a contra receivable and is amortized as a credit to interest expense over the life of the receivable.

The amount of amortization has increased as the level of receivables generated under longer term, free interest financing promotions has increased.

Other (income) expense

Other (income) expense includes any gains or losses on the sales of real estate and miscellaneous income or expense items which are non-recurring in nature. We had gains from the sale of a warehouse and other properties of $1.3 million in the first quarter of 2006. During the third quarter of 2005, we had gains of approximately $2.6 million from the sale of two retail locations and a warehouse.

Provision for Income Taxes

The tax rate was 32.3% and 37.5% for the three months ended September 30, 2006 and 2005, and 36.4% and 36.9% for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the third quarter was due primarily to a higher than expected level of income tax benefits realized from a charitable contribution of certain real property.

Balance Sheet Changes for the Nine Months Ended September 30, 2006

Cash balances declined by approximately $2.5 million from December 31, 2005 to September 30, 2006 as we utilized cash balances and cash generated from operating activities to make capital expenditures and repay long-term debt.

Accounts receivable declined approximately $17.1 million since the end of the last year due to the popularity of the longer term no interest credit promotion offered through our third-party credit provider.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Inventories increased approximately $10.5 million during the first nine months of 2006 as we utilized our increased warehouse space and improved our in-stock position.

Prepaid expenses increased approximately $4.3 million since the end of last year due primarily to pre-payments for estimated income and sales taxes.

Other assets declined by approximately $4.6 million as we amortized $2.5 million in prepaid pension costs and had a $1.8 million reduction in non-current deferred tax assets.

Accounts payable decreased $2.2 million due to the timing of disbursements and checks clearing the bank.

Customer deposits declined $6.1 million since last year end due to home deliveries exceeding new orders in part because of improved supply chain merchandise flows.

Accrued liabilities declined $3.1 million due to a decrease in freight related accessorial charges and accrued payroll and related expenses.

Liquidity and Capital Resources

The following discusses the sources of our cash flows and commitments which impact our liquidity and capital resources on both a short-term and long-term basis.

Cash provided by operations was $26.4 million. Net income was $12.8 million and depreciation and amortization was $16.1 million. We experienced increases in inventories and reductions in customer deposits and accrued liabilities offset in part by a reduction in accounts receivable.

Cash flows used in investing activities of $14.1 million in the first nine months of 2006 were primarily for capital expenditures of $18.0 million offset in part by $3.7 million in proceeds from the sales of property and equipment.

Cash flows used in financing activities were $15.0 million as we repaid $12.4 million of debt and paid $4.5 million in dividends.

Financings

We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in August 2010. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. There were no amounts outstanding under these facilities at September 30, 2006. We did have letters of credit in the amount of $5.4 million outstanding at September 30, 2006 and these amounts are considered part of the facilities usage. Our unused capacity was $74.6 million at September 30, 2006.

Store Expansion and Capital Expenditures

We have entered several new markets during the past twelve months and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 4% annually over the past 10 years.

We will add approximately 3.7% and close 2.2% for a net 1.5% increase in retail square footage during 2006. During the first quarter we entered the Port Charlotte, Florida market and opened a new store in the southeastern area of the metro-Atlanta market. We opened a new store in the new market of Ft. Lauderdale, Florida and replaced a store in Dallas, Texas in the third quarter. We opened a second store in the Cincinnati, Ohio market in early November. We have also completed our plans for 2006 of closing three older stores. Our strategy is to pursue opportunities in markets which we can serve using our existing distribution. Our store growth plans for 2007 are to add approximately 4% in retail square footage. We expect to open five stores including a second store in Austin, Texas and a store in the new market of Huntsville, Alabama.

Our planned expenditures for 2006 and 2007 are $26.0 million and $28.0 million respectively, for stores, distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our planned capital expenditures.

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

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)

3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).

3.2	Amended and Restated By-laws of Haverty Furniture Companies, Inc. as amended on February 26, 2004 (Exhibit 3.2 to our 2003 Form 10-K).

*31.1	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 7241).

*31.2	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 7241).

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 9, 2006	By:	/s/ Clarence H. Smith
Clarence H. Smith President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink Executive Vice President and Chief Financial Officer