Form 10-K
period 2006-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2007-03-13
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:           1-1445

HAVERTY FURNITURE COMPANIES, INC.

Maryland	58-0281900
(State of Incorporation)	(IRS Employer Identification Number)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)

(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange of which registered
Common Stock ($1.00 Par Value	New York Stock Exchange, Inc.
Class A Common Stock ($1.00 Par Value)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.               Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $290,817,970 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2007

Common Stock, $1 par value per share	18,493,053 shares
Class A Common Stock, $1 par value per share	4,194,721 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2007	Part III

HAVERTYS FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2006

PART I

ITEM 1.	BUSINESS

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

Havertys originated as a family business in 1885 in Atlanta, Georgia with one store and made deliveries using horse-drawn wagons. The Company grew to 18 stores and accessed additional capital for growth through its initial public offering in October 1929. Havertys has grown to 120 stores in 17 states in the Southern and Midwest regions. All of our stores are operated using the Havertys name and we do not franchise our stores. Based on 2005 revenues and as reported by Furniture Today, we were one of the top 10 largest specialty retailers of furniture in the country, and we believe that we are an effective and significant competitor in our markets.

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

Industry

The retail furniture industry does not have a dominant national retailer. Personal consumption expenditures on residential furniture, which includes mattresses, totaled $85.3 billion in 2005, yet the 25 largest furniture retailers account for only 22% of the sales. Individual local market retailers, larger multiple market operators, department stores, manufacturers’ stores, “lifestyle” retailers and wholesale clubs are all competing for the consumers’ business.

The industry is undergoing numerous fundamental changes resulting from increased availability of high quality, lower cost imports and the bankruptcy of several key retailers. These factors have caused larger domestic manufacturers to increase foreign sourcing, reduce capacity and pursue their own dedicated retail channel. The dramatic rise in quality imported product has created opportunities for struggling retailers to “price-down” their merchandise in an attempt to stimulate top-line growth which in turn leads to industry deflation and margin pressure. However, financing the increased level of imports has created pressure on a number of retailers. The increased levels of imports has also challenged the back-end of the retailing business as lead-times from the factories are significantly longer and shipment quantities are larger.

Most of the retail industry is subject to swings in the economic cycle. The retail furniture industry is particularly sensitive, given that home furnishings are a large and postponable purchase. We believe that the recent weakness in housing, consumer confidence, personal disposable income and rising interest rates, have negatively impacted sales. This has placed additional pressure on the weaker retailers and we expect there will be many that will be forced to exit the business.

Strategy

Our operating strategy is to offer quality merchandise selected and priced to appeal to our target customer, displayed attractively in well located stores. Our merchandise is primarily proprietary products branded Havertys, supplemented by key brands in the bedding category. Our sales associates are enabled by our store systems to provide our customers with a single source for service from product selection, credit approval and the setting of the delivery date. We believe that the quality of the merchandise we offer and our knowledgeable sales associates, coupled with the ability to deliver purchases within a short time-frame, are very important to our ability to maintain customer satisfaction.

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

Revenues

The following table sets forth the approximate percentage contributions by product or service to our gross revenues for the past three years:

	Year ended December 31,
	2006	2005	2004
Merchandise:
Living Room Furniture	47.6%	48.3%	48.7%
Bedroom Furniture	22.1	21.6	21.8
Dining Room Furniture	12.4	13.4	13.1
Bedding	9.8	9.3	9.4
Accessories and Other (1)	7.8	7.0	6.4
Credit Service Charges	0.3	0.4	0.6
	100.0%	100.0%	100.0%
(1)	Including delivery charges and product protection.

Merchandising

A majority of the merchandise we carry bears the Havertys brand, Havertys Collections®. We also offer nationally well-known bedding product lines of Sealy, Serta and Tempur-Pedic. We have avoided utilizing lower quality, promotional price-driven merchandise favored by many national chains, which we believe gives Havertys a unique position for a large retailer.

We tailor our merchandise presentation to the needs and tastes of the local markets we serve. All five regional managers are included in our buying team, and their input allows us to present a product mix that is roughly 8 to 13 percent regionalized. This varietal mix allows us to offer more “coastal” or “western” or “urban” looks to the appropriate markets. We believe that this ability to tailor our merchandise and related advertising by markets is a significant competitive advantage.

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

The Havertys brand products were first introduced in 2000 to leverage our overall brand awareness with our customers. These items were developed initially with manufacturers whose names do not carry the same level of customer recognition as Havertys. These products are sold exclusively by us and are not promotionally priced but are a part of our complete merchandise mix. During 2004, we introduced a premium line to add additional offerings at the higher-end of our assortment. The number and breadth of products we offer in the Havertys Collections® was expanded during 2005. Substantially all of the merchandise that we offer today, with the exception of bedding and accessories, are Havertys’ brand products.

The level of imported merchandise that we offer has increased during the past few years as the quality and consistency of the products have improved, Our current merchandise line selection is approximately 70% imported, with wood products or “case goods” representing 78% of these items, and upholstered goods comprising the remaining 22% of the total imports. Case goods are generally manufactured in Asia, and imported upholstery products are generally leather sofas imported primarily from Mexico and Asia. During 2003, we purchased our entire imported product mix through domestic manufacturers or agents and required many of these vendors to maintain a certain level of back-up inventory domestically. We tested and refined our supply chain systems as we transitioned in 2004 to receiving more goods that were not inventoried domestically, but still purchased through U.S. manufacturers or agents. The level of imported goods grew and the number of our container loads received increased from approximately 5,000 in 2004 to 6,500 in 2005 to 8,400 in 2006. We are currently working with select Asian manufacturers to increase the level of our “direct” import purchases in 2007. Although we do not expect to become a direct importer on all of our non-domestic goods, we believe that there are significant cost savings which we can obtain on certain products.

Although we have only an estimated 1% national market share of the highly fragmented furniture retail market, we are an important customer to the largest furniture manufacturers due to our financial strength, consistent track record of profitable and controlled growth and our reputable customer service. Our regional distribution infrastructure and growth potential provide opportunities to enhance our purchasing power with our suppliers. We purchased approximately 48% of our merchandise from 10 vendors in 2006. There are, however, numerous additional merchandise sources available to Havertys.

Distribution

We completed the implementation of our new distribution system in the second quarter of 2005. This system uses a combination of three distribution centers, three home delivery centers and approximately 14 local market cross-docks. This is in sharp contrast to the facilities in use at the beginning of 2002 of five regional warehouses and 46 local market warehouses. The distribution centers (DCs) are designed to shuttle prepped merchandise up to 250 miles for next day home deliveries, and serve cross-docks and home delivery centers within a 500-mile radius. The home delivery centers in turn provide service to markets within an additional 200 miles. Local market cross-docks process inventory in the same manner as a home delivery center but only serve a single outlying market.

The first phase of the transition included the consolidation of two regional warehouses into the Eastern DC in Braselton, Georgia during the third quarter of 2002, the opening of a home delivery center in northern Virginia and the closing of 22 local market warehouses over the subsequent nine months. During 2004, we closed our regional warehouse in Mississippi that had served the mid-south states and transferred service responsibility for this area to the Western DC in Dallas, Texas. We opened our new Florida DC in Lakeland, Florida in January 2005 and closed our regional warehouse in Florida. The expansion of our Eastern DC was completed in the first quarter of 2006.

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

Stores

As of December 31, 2006, we operated 120 stores serving 79 cities in 17 states. We have executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores, closing certain locations and moving into new markets. Accordingly, the number of retail locations has increased by only 25 since the end of 1996, but total square footage has increased approximately 42%.

We entered two new markets during 2006 and expanded or improved our presence in two of our larger markets. We entered the Port Charlotte and Ft. Lauderdale, Florida markets; added a new store in the Atlanta, Georgia market; opened a replacement store in Dallas, Texas; and added a store in the Cincinnati, Ohio market. Our square footage added in 2006 from new stores was approximately 153,000 square feet or a 3.7% increase. In addition to the Dallas store we replaced, we also closed stores in Nashville, Tennessee, and Texarkana, Texas. The stores we closed during 2006 contained approximately 89,000 square feet or a 2.2% reduction. Net selling space in 2006 increased by 1.5% or approximately 64,000 square feet.

Our plans for 2007 include entering the Huntsville, Alabama market, strengthening our presence with new stores in Rockville, Maryland and Tampa, Florida. We will also open a store in Austin, Texas which replaces one that we closed in 2005. These stores along with those yet to be announced should increase net selling space in 2007 by approximately 4.0% or 169,000 square feet assuming the new stores open as planned.

Direct-to-Customer

We are investing in developing our capabilities to have direct-to-customer sales. This effort is primarily targeted on the transformation of Havertys.com into an e-commerce website. We believe that this will give us significant additional competitive advantages and more fully realize the benefits of our continuing investments in product selection, product quality and distribution systems. We believe that a direct-to-customer business will compliment our retail store operations by building brand awareness and as an effective advertising vehicle. The completion of our e-commerce site will also enhance the effectiveness of our recently launched catalogs. We expect that the first phases of our e-commerce website will be operational by the end of 2007 with additional functionality added in 2008.

Credit Operations

As a service to our customers, we offer a revolving charge credit plan with credit limits determined through our on-line credit approval system and an additional credit program outsourced to a third party finance company. The combined amount financed under our credit programs and the third party finance company, as a percent of net sales, moved higher to 43% from 39% as customers used the promotional credit programs offered during 2006. We believe that our credit offerings are a reasonable response to similar or more aggressive promotions advertised by competitors.

Havertys Credit Services, Inc. (“Havertys Credit”), a wholly-owned subsidiary of the Company, handles the credit approval, collections and credit customer relationship functions. Havertys Credit currently maintains a receivables portfolio of approximately $80.9 million, before deducting reserves. Our credit programs typically require a 15% to 20% down payment and offer financing over 12 to 48 months, with an average term of 15 months. The standard (non-promotional) credit service charge rate currently ranges from 18% to 21% per annum (except for a lower rate in Arkansas). We routinely offer various interest-free periods (typically six to 24 months) as part of promotional campaigns but do not offer payment deferrals beyond six months. The Havertys credit financing program chosen most frequently by our customers during 2006 was a no interest offer requiring 13 to 24 equal monthly payments. Amounts financed under our programs represented approximately 16% of 2006 sales.

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

Over the last four years, credit service charge revenue has declined due to the outsourcing and as we have offered longer free interest periods in our financing promotions. As a result, fewer customers have had to pay credit service charges and “free interest” receivables have risen. These combined factors resulted in an average interest yield of approximately 3.9% for 2006.

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. We believe that the primary elements of competition in our industry are merchandise (quality, style, selection, availability, price and display), customer service, image and product-oriented advertising, consumer credit offers, and store location and design. The degree and source of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards. Furniture manufacturers have also accelerated the opening of their own dedicated retail stores in an effort to control and protect the distribution prospects of their branded merchandise.

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of most other competitive price-oriented furniture store chains. We believe that our customer segment responds more cautiously to typical discount promotions and focuses on the product quality and customer service offered by a retailer. We consider our experienced sales personnel and customer service as important factors in Havertys’ competitive success. Significant additional competitive advantages we believe are also provided by Havertys’ abilities to make prompt delivery of orders through maintenance of inventory and to tailor merchandise to customers’ desires on a local market basis.

Employees

As of December 31, 2006, we had approximately 4,500 employees: 2,850 in individual retail store operations, 180 in our corporate offices, 40 in our credit operations and 1,430 in our warehouses and delivery points. No employee of Havertys is a party to any union contract and we consider our employee relations to be good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market area.

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

Trademarks

We have registered our various logos and “Havertys Collections®” trademark with the Unites States Patent and Trademark Office. We believe that our trademark position is adequately protected in all markets in which we do business. We believe that our trade names are recognized by consumers and are associated with a high level of quality and value.

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

Click on the “Corporate Governance” button to find, among other things:

•	Board of Director Significant Corporate Governance Principles;
•	Charter of the Audit Committee;
•	Charter of the Compensation Committee; and
•	Charter of the Governance and Nominating Committee.

Any of these items are available in print free of charge to any stockholder who requests them. Requests should be sent to Corporate Secretary, Haverty Furniture Companies, Inc., 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia 30342.

EXECUTIVE OFFICERS

The following table sets forth certain information as of March 1, 2007 regarding the executive officers of Havertys.

Name	Age	Position with the Company and Other Information
Clarence H. Ridley	64	Chairman of the Board since January 2001. Vice Chairman from 1996 to 2000; Partner of King & Spalding, Attorneys, from 1977 to 2000. Director of the Company since 1979.

Clarence H. Smith	56

Chief Executive Officer since January 2003 and President since May 2002. Chief Operating Officer from May 2000 to 2002; Senior Vice President and General Manager, Stores, from 1996 to 2000. He has served in other capacities at both the operational and corporate levels since joining the Company in 1973. Director of the Company since 1989.

Steven G. Burdette	45

Senior Vice President, Operations, since 2003. Vice President, Operations, from 2002 to 2003; Vice President, Merchandising, from 1994 to 2002; Assistant Vice President, Merchandising, from 1993 to 1994. His experience includes local store operations since joining the Company in 1983.

J. Edward Clary	46	Chief Information Officer since 2000. Vice President, Management Information Services, from 1994 to 2000. He joined the Company in 1990.

Thomas P. Curran	54

Senior Vice President, Marketing since 2005. Vice President, Advertising and Internet Strategies, from 2000 to 2005. Vice President, Advertising, from 1987 to 2000. His focus has been almost exclusively on advertising since joining the Company in 1982.

Allan J. DeNiro	53

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

Dennis L. Fink	55

Executive Vice President since 1996 and Chief Financial Officer since 1993. Senior Vice President from 1993 to 1996. Senior Vice President, Treasurer and Chief Financial Officer and a director of Horizon Industries, Inc., a publicly held carpet manufacturer, from 1985 to 1992.

Rawson Haverty, Jr.	50

Senior Vice President, Real Estate and Development, since 1998. Vice President, Real Estate and Insurance Divisions, from 1992 to 1998; Assistant Vice President from 1987 to 1992; joined the Company in 1984. Director of the Company since 1992.

Jenny Hill Parker	48

Treasurer since 1998 and Corporate Secretary since 1997. Vice President, Finance, since 1996; Financial officer since joining the Company in 1994. Senior Manager at KPMG Peat Marwick LLP from 1988 to 1994.

Justin P. Seamonds	36

Vice President, Controller, upon joining the Company in May 2003. Chief Financial Officer of TowerCom Management LLC, a cellular tower developer and operator from 2001 to 2003; Senior Vice President, Controller of Meridian Beverage Company, Inc., a manufacturer and marketer of fruit-flavored and premium spring water, from 1996 to 2001.

Janet E. Taylor	45	Vice President and General Counsel since May 2006. Joined the Company as Vice President, Law in September 2005. Partner of King & Spalding, Attorneys, from 2000 to 2005.

M. Tony Wilkerson	61	Executive Vice President, Merchandising since 2005. He has focused primarily on merchandising since joining the Company in 1976. Director of the Company from 1999 to May 2003.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time. Rawson Haverty, Jr., Clarence H. Ridley and Clarence H. Smith are first cousins.

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

Forward-looking statements involve matters which are not historical facts. Because these statements involve anticipated events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date they are made and they might not be updated to reflect changes as they occur after the forward-looking statements are made.

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

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. National mass merchants such as Sears, Penny’s and COSTCO also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

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

The Company imports a substantial portion of its merchandise from foreign sources. Changes in exchange rates or tariffs could impact the price the Company pays for these goods, resulting in potentially higher retail prices and/or lower gross profit on these goods.

During 2006, approximately 60% of the Company’s purchases on a dollar basis were for goods not produced domestically. All of these purchases were denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such price increases, if they occur, could have one or more of the following impacts:

•	we could be forced to raise retail prices so high that we are unable to sell the products at current unit volumes;
•	if we are unable to raise retail prices commensurately with the costs increases, gross profit could be negatively impacted; or
•

we may be forced to find alternative sources of comparable product, which may be more expensive than the current product, of lower quality, or the vendor may be unable to meet our requirements for quality, quantities, delivery schedules or other key terms.

Our revenue could be adversely affected by a disruption in our supply chain.

Disruptions to our supply chain could result in late arrivals of product. This could negatively affect sales due to increased levels of out-of-stock merchandise and loss of confidence by customers in our ability to deliver goods as promised.

The rise of oil and gasoline prices could affect our profitability.

A significant increase in oil and gasoline prices could adversely affect our profitability. Our distribution system which utilizes three distribution centers and multiple home delivery centers to reach our markets across 17 Southern and Mid Western states is very transportation dependent. Additionally, we deliver substantially all of our customers’ purchases to their homes.

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

•	power loss, computer systems failures and Internet, telecommunications or data network failures;
•	operator negligence or improper operation by, or supervision of, employees;
•	physical and electronic loss of data or security breaches, misappropriation and similar events;
•	computer viruses;
•	intentional acts of vandalism and similar events; and
•	tornadoes, fires, floods and other natural disasters.

Any failure due to any of these causes, if it is not supported by our disaster recovery plan and redundant systems could cause an interruption in our operations and result in reduced net sales and profitability.

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

Our executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. These leased facilities contain approximately 48,000 square feet of office space on two floors of a mid-rise office building. Havertys Credit leases 11,000 square feet of office space in Chattanooga, Tennessee.

The following table sets forth information concerning our operating facilities as of December 31, 2006.

	Retail Locations	Local Market Area Cross-docks(c)	Regional Distribution Facilities

Owned(a)	47	1	3
Leased(b)	73	13	3
Total	120	14	6

(a)	Includes capital leases on two retail stores and includes the four retail stores and a distribution center consolidated under FIN 46.
(b)	The leases have various termination dates through 2025 plus renewal options.
(c)	Of the local market area cross-docks, 9 are attached to retail locations.

11

	2006	2005	2004
Retail square footage at December 31 (in thousands)	4,208	4,144	4,068
% Change in retail square footage	1.5%	1.9%	3.8%
Annual net sales per weighted average square foot	$206	$202	$199

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report under Item 7 of Part II.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our properties is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s common stock and Class A common stock are traded on the New York Stock Exchange under the trading symbols “HVT” and “HVTA”. Information regarding the high and low sales prices per share of both classes of common stock in 2006 and 2005 is included in Note 17, “Market Prices and Dividend Information,” to the Company’s Consolidated Financial Statements.

(b) Based on the number of individual participants represented by security position listings, there are approximately 3,000 holders of the Company’s common stock and 200 holders of the Class A common stock at March 1, 2007.

(c) The payment of dividends and the amount thereof are determined by the Board of Directors and depend upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered. The Company has paid a quarterly cash dividend since 1935 and has increased the cash dividend paid to stockholders in each of the past 31 years. Information regarding the Company’s payment of dividends for 2006 and 2005 is included in Note 17, “Market Prices and Dividend Information,” to the Company’s Consolidated Financial Statements. A quarterly dividend of $.0675 per common share and $.0625 per Class A common share has been declared by the directors, to be payable March 20, 2007, to holders of record on March 5, 2007.

(d) Information concerning the Company’s equity compensation plans is set forth in Item 11 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2001 and ending December 31, 2006. The graph assumes an initial investment of $100 on January 1, 2001, and reinvestment of dividends.

	2001	2002	2003	2004	2005	2006
HVT	$100.00	$85.21	$123.60	$116.67	$82.82	$96.91
HVT-A	$100.00	$86.78	$125.79	$110.94	$82.70	$96.31
S&P 600 Index- Total Return	$100.00	$85.37	$118.49	$145.33	$156.49	$180.14
SIC Codes 5700-5799	$100.00	$70.75	$110.39	$118.34	$119.05	$122.78

The Company is also presenting a ten-year performance graph in this proxy statement as an alternative benchmark to give a longer-term perspective. Set forth on the next page is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock and Class A Common Stock against the cumulative total return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index and the S&P 600 Smallcap Index for the period of ten years commencing December 31, 1996, and ending December 31, 2006.

The graph below assumes that the value of the investment in the Company’s Common Stock or Class A Common Stock and each index was $100 on January 1, 1996, and that all dividends were reinvested.

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
HVT	$100.00	$121.72	$192.50	$234.64	$186.91	$318.06	$271.01	$393.14	$371.09	$263.41	$308.24
HVT-A	$100.00	$114.13	$165.76	$223.91	$166.30	$284.34	$246.75	$357.66	$315.46	$235.14	$273.84
S&P 600 Index- Total Return	$100.00	$125.58	$123.95	$139.33	$155.77	$165.97	$141.68	$196.66	$241.20	$259.72	$298.98
SIC Codes 5700-5799	$100.00	$100.00	$149.05	$220.98	$148.08	$236.58	$167.37	$261.16	$279.97	$281.64	$290.48

Stock Repurchases

The following table presents information with respect to our repurchases of Havertys’ Common Stock during the fourth quarter of 2006:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2006	—	$—	—	1,853,846
November 1 – November 30, 2006	—	—	—	1,853,846
December 1 – December 31, 2006	49	13.86	—	1,853,846
	49	$13.86	—	1,853,846

14

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

	Years ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004	2003	2002
Net sales	$859,101	$827,658	$784,162	$744,635	$703,959
Gross profit	426,155	395,567	378,597	349,423	326,957
Percent of net sales	49.6%	47.8%	48.3%	46.9%	46.4%
Gross profit, on a comparable basis(1)	426,155	395,567	378,597	362,511	339,862
Percent of net sales	49.6%	47.8%	48.3%	48.7%	48.3%

Selling, general and administrative expenses	404,518	377,435	348,523	314,130	291,576
Percent of net sales	47.1%	45.6%	44.5%	42.2%	41.4%
Selling, general and administrative expenses, on a comparable basis (1)	404,518	377,435	348,523	327,218	304,481
Percent of net sales	47.1%	45.6%	44.5%	43.9%	43.3%

Income before cumulative effect of accounting change (3)	16,000	15,054	22,636	23,821	24,293

Basic earnings per share before accounting change(2)(3)
Common	$0.72	$0.67	$1.01	$1.10	$1.14
Class A	$0.67	$0.63	$0.96	$1.03	$1.08
Diluted earnings per share before accounting change (2)(3)
Common	$0.70	$0.66	$0.98	$1.06	$1.10
Class A	$0.67	$0.63	$0.94	$1.02	$1.06
Cash dividends:	$6,014	$5,678	$5,550	$5,076	$4,684
Amount Per Share:
Common Stock	0.270	0.255	0.250	0.2350	0.2200
Class A Common Stock	0.250	0.235	0.230	0.2150	0.2050

Accounts receivable, net	$78,970	$91,110	$90,528	$105,800	$133,812
Credit service charges	2,823	3,506	4,502	6,392	9,051
Provision for doubtful accounts	656	1,011	558	1,979	3,180

Inventories	$124,764	$107,631	$110,812	$106,264	$113,328

Capital expenditures	$23,640	$35,007	$45,264	$21,203	$45,455
Depreciation/amortization expense	21,663	21,035	19,145	17,199	15,903
Property and equipment, net	221,245	217,391	205,037	171,546	134,203

Total assets	$469,754	$463,052	$471,581	$452,692	$417,121

Long-term debt, including current portion(3)	$37,849	$44,161	$64,498	$78,930	$82,498
Total debt	50,449	48,461	64,498	78,930	82,498
Interest, net	(363)	1,362	3,483	3,872	6,561
Accounts receivable, net to debt	156.5%	188.0%	140.4%	134.0%	162.2%
Debt to total capital	14.7%	14.8%	19.2%	23.9%	26.9%

Stockholders’ equity	$291,923	$279,270	$272,258	$251,156	$223,761

Retail Sq. Ft. (In thousands)	4,208	4,144	4,068	3,919	3,808
Number of Retail Locations	120	118	117	113	111
Employees	4,500	4,400	4,300	4,180	4,037

(1)           Gross profit, and Selling, general and administrative expenses on a comparable basis, prior to 2004 have been adjusted for the amounts related to vendor rebates and advertising allowances so that they are comparable to the treatment subsequent to December 31, 2003. The amount by which gross profit, as reported has been increased is as follows (in thousands): 2003 - $13,088 and 2002 - $12,905. This is a non-GAAP presentation but is included to facilitate the comparability among the periods presented due to the implementation of EITF 02-16 “Accounting by a Customer for Cash Consideration Received from a Vendor.”

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

(3)           Effective December 31, 2003, the Company adopted FASB interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The required consolidation of the entity (the “VIE”) increased property and equipment by $22.1 million and long-term debt by $19.5 million. The cumulative effect of the change was an addition to income of $1.0 million, net of tax expense of $0.6 million, and $0.05 per diluted share.

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

Havertys’ cost of sales consists primarily of the purchase price of the merchandise together with inbound freight, handling within our distribution centers and transportation costs to the local markets we serve. Our gross profit is primarily dependent upon merchandising capabilities, vendor pricing and the mix of products sold. The success of our Havertys brands has continued since their introduction at the end of 2000 and these products have been expanded as a percentage of our overall sales mix. We view the sourcing of the values associated with imported product offerings and the mix of our merchandise as important opportunities for improving our performance.

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

The growing percentage of imported products from Asia and the increased Havertys brands merchandise are significant changes in our industry and our business within a very short time frame. The longer lead times required for delivery from the factories and the production of merchandise exclusively for Havertys have been analyzed by our supply chain team. We expanded the storage capacity of our Eastern DC to store imported goods for our Eastern growth and move into the Midwest. Additionally, it helps us supplement the product flow from key domestic upholstery suppliers for the Florida region.

We are continuing our direct importing program initiative, with a focus on China and Asia. Our main strategy is to work with a select number of experienced manufacturers and to become important customers to these suppliers. We realize that there are increased risks in direct importing and therefore we are moving at a deliberate and measured pace.

Cash flows continued to be strong during 2006, providing funding for $23.6 million in new property and equipment expenditures, and a net reduction of debt of $3.6 million. We have continued to improve our financial leverage and our total debt to total capital decreased from 19.2% at December 31, 2004 to 14.7% at December 31, 2006.

Critical Accounting Estimates and Assumptions

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to accounts receivable and allowance for doubtful accounts, long-lived assets and facility closing costs, pension and retirement benefits and self insurance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For the years ended December 31, 2006, 2005, and 2004, we recorded provisions for bad debts of $0.7 million, $1.0 million and $0.6 million, respectively. As of December 31, 2006 and 2005, our gross receivables of $80.9 million and $93.5 million, had reserves of $1.9 million and $2.4 million, respectively. Our allowance for doubtful accounts as a percentage of the receivables pool is lower in 2006 due to improvements in the delinquency and problem category percentages from 2005 and 2004. While our customer base is large and geographically dispersed, a general economic downturn affecting our target customers could result in higher than expected defaults, and therefore the need to revise estimates for bad debts. We believe that the allowance for doubtful accounts as of December 31, 2006 and 2005 is reasonable in light of portfolio balance, portfolio quality, historical charge-offs and reasonable charge-off forecasts.

We make available to customers interest free credit programs, which range from 3 to 24 months. In connection with these programs which are greater than 12 months, we are required to discount payments to be received over the life of the interest-free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and is amortized to net interest expense over the life of the receivable. If the credit worthiness of our customers or the delinquency rates under these interest free programs change significantly, we may adjust the rate at which we discount such receivables in the future. The unamortized discounts were $2,257,000 and $1,646,000 at December 31, 2006 and 2005, respectively.

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

We account for closed store and warehouse lease termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As such, in the period we close a store or warehouse, we record as an obligation the present value of estimated costs that will not be recovered. These costs include any estimated loss on the sale of the land and buildings, the book value of any abandoned leasehold improvements and amounts for future lease payments, less any estimated sublease income. At December 31, 2006 and 2005, our reserve for impairment of long-lived assets and facility closing costs totaled $1,126,000 and $1,172,000, respectively. In the future, these costs could increase or decrease based upon general economic conditions, economic conditions in specific markets including the impact of new competition, the fair market value of owned properties, our ability to sublease facilities and the accuracy of our related estimates.

Leases. The majority or our stores and distribution centers are operated from leased facilities under operating lease agreements. The substantial majority of these leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties. We record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent. The liability for deferred escalating minimum rent is included as a component of other long-term liabilities and totaled $10,100,000 and $9,289,000 at December 31, 2006 and 2005, respectively.

We have received immaterial amounts of lease incentives which have been deferred and are subsequently being amortized on a straight-line basis over the life of the lease as a reduction of rent expense. In connection with leases for which there are significant construction activities other than normal leasehold improvements, we analyze these transactions to determine if we meet the criteria of EITF 97-10 and related pronouncements for being deemed the owner of the building.

Pension and Retirement Benefits. Pension and other retirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases and mortality rates. The actuarial assumptions used in our pension and retirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and retirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A one-percentage-point decrease in the discount rate would have increased 2006 expense for the defined benefit pension plan by approximately $1.5 million, a 46% change and a one-percentage-point increase would have decreased expense by $0.1 million, a 5% change and would decrease the curtailment charge by $5.3 million. A one-percentage-point change in the expected return on plan assets would impact 2006 expense for the defined benefit pension plan by approximately $0.6 million, a 18% change. In addition, see Note 11 of the Notes to Consolidated Financial Statements for a discussion of these assumptions.

Self Insurance. We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims. Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component. The resulting estimate is discounted and recorded as a liability. Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that our methodology and assumptions are appropriate. A one-percentage-point change in the actuarial assumption for the discount rate would impact 2006 expense for insurance by approximately $77,000, a 1.5% change.

Operating Results

The following table sets forth for the periods indicated (i) selected statement of income data, expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of income data:

	Percentage of Net Sales			Percentage Change in Dollars from Prior Year
	2006	2005	2004	2006	2005

Net sales	100.0%	100.0%	100.0%	3.8%	5.5%
Cost of sales	50.4	52.2	51.7	0.2	6.5
Gross profit	49.6	47.8	48.3	7.7	4.5
Credit service charge revenue	0.3	0.4	0.6	(19.5)	(22.1)
Provision for doubtful accounts	0.1	0.1	0.1	(35.1)	81.1
Selling, general and administrative expenses	47.1	45.6	44.5	7.2	8.3
Income before income taxes	3.0	2.9	4.6	8.8	(34.4)
Net income	1.9	1.8	2.9	6.3	(33.5)

Net Sales

Total sales increased $31.4 million or 3.8% in 2006 and $43.5 million or 5.5% in 2005, respectively. Comparable store sales rose 1.8% or $14.3 million in 2006 and $1.8% or $13.6 million in 2005. The remaining $17.1 million and $29.9 million of the increases in 2006 and 2005, respectively, were from new and otherwise non-comparable stores, partially offset by the loss of sales from stores closed. Stores are considered non-comparable if open for less than 12 full calendar months or if the selling square footage has been changed significantly during the past 12 full calendar months. Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales, as are periods when stores are closed or being remodeled.

The following outlines our sales and comp-store sales increases for the periods indicated (dollars in millions):

	2006			2005			2004
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
		% Increase	% Increase		% Increase	% Increase		% Increase	% Increase
		(decrease)	(decrease)		(decrease)	(decrease)		(decrease)	(decrease)
Period	Dollars	over prior	over prior	Dollars	over prior	over prior	Dollars	over prior	over prior
Ended	(000)s	period	period	(000)s	period	period	(000)s	period	period
Q1	$209.1	0.7%	(0.6)%	$207.6	9.1%	4.7%	$190.3	8.5%	4.0%
Q2	211.0	9.7	7.8	192.4	7.1	2.3	179.6	6.5	2.6
Q3	223.0	10.3	8.2	202.1	2.3	(1.0)	197.4	1.1	(1.0)
Q4	216.0	(4.2)	(6.7)	225.6	4.1	1.2	216.8	5.6	3.0
Year	$859.1	3.8%	1.8%	$827.7	5.5%	1.8%	$784.2	5.3%	2.1%

In 2004, we had positive comp-store monthly sales results through April. Sales in our Florida and Southeast markets during August and September of 2004 were negatively impacted by record-breaking severe weather from four hurricanes in a six-week period. These lost sales were particularly significant because our Florida stores normally produce approximately 23% of our total sales. During October 2004, we experienced some delays in receiving product from Asia and began building a backlog of undelivered orders faster than our historical rates. The backlog remained higher than the prior year’s level at the end of 2004 as strong sales activity during November and December kept the order rate ahead of our deliveries.

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

Although we believe the overall economy has improved, higher energy costs, rising interest rates and geo-political concerns have contributed to consumer’s reluctance to increase spending for big-ticket furniture items. During the later half of 2006, energy costs subsided and interest rates stabilized, but the housing industry showed significant weakness. During 2006 there was continued discounting activity in many of our markets by several retailers to stimulate business and increase their sales volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. Instead, our strategy was generally to use promotional pricing on a limited basis during traditional holiday and other sales events. Supplementing the pricing promotions, we also offered free-interest and deferred payment financing promotions.

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

Gross Profit

Year-to-Year Comparisons

Cost of sales consists primarily of the purchase price of the merchandise together with inbound freight, handling within our distribution centers and transportation costs. Our gross profit is largely dependent upon merchandising and warehousing capabilities, vendor pricing, transportation costs and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and service from our key vendors due to the volume and reliability of our purchase commitments. The continued improvements related to the products imported from Asia and pricing pressure on domestic suppliers have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points.

Gross profit for 2006 increased approximately 181 basis points as compared to 2005 due mostly to sales of new proprietary imported products introduced over the last year which carry a higher margin than the items replaced. Also, our 2005 margins were hampered by the higher than normal inventory close-outs from the closure of warehouses Our LIFO reserve increased $1.0 million in 2006 over 2005 and negatively impacted gross profit by 11 basis points of sales.

Gross profit for 2005 decreased 50 basis points to 47.8% from 48.3% in 2004. Our gross profit was negatively impacted by increased transportation of $3.7 million in 2005 over 2004 or 38 basis points of net sales. This expense varies with sales volume, and demonstrates the comparative increase in expense related to moving goods through a more centralized distribution infrastructure and the additional miles which must be driven given the reduction in warehouses in our current model. Handling costs increased $1.8 million in 2005 over 2004 or 16 basis points of net sales as more merchandise flowed through our DCs. We had inventory markdowns during 2005 as we completed the closure and consolidation of our warehouses. During the fourth quarter of 2005, we experienced fluctuations in our product flow and capacity issues in our distribution centers and used inventory markdowns to relieve pressure on our facilities. Our LIFO reserve increased during 2005 and negatively impacted gross profit by approximately 14 basis points. Excluding these negative forces on gross profit our merchandise gross margins were up for 2005 as compared to 2004.

Our core furniture merchandise comprises approximately 90% of the furniture items, excluding bedding and accessories, which we carry in all of our stores. Additional products that are more regionally focused and items needed to merchandise our larger retail stores supplement the core furniture merchandise assortment. Imported products comprised approximately 37% of our core merchandise groups at December 31, 2003, and has increased to approximately 70% by the end of 2006. Wood products, or “case goods,” are generally imported, with only 2% of our selected case goods at December 31, 2006, produced domestically. Upholstered items are not as heavily imported, with the exception of our leather products, of which approximately 70% were imported during 2006. We believe for the selected imported items we purchase, we achieve substantial savings as compared to domestically produced similar products.

Our proprietary Havertys branded merchandise produced modestly higher gross margins compared to the other products we offered and Havertys brands’ margins continued to increase on a year over year basis. During 2005, we began purchasing a small level of products working directly with foreign manufacturers. We believe that, although there are savings in the “direct import” approach to sourcing our goods, there are also associated risks with quality and customer acceptance. Our merchandising team has selected an experienced quality control firm that is dedicated to inspecting product produced for Havertys. We are also using a design firm to complement our merchandising team’s skills to develop our proprietary Havertys products. Similar to our careful introduction of the first Havertys branded products, we will continue to move judiciously on a direct import program.

2007 Outlook

We have remained cautious about implementing heavy price promotions to stimulate sales. We have relied on ticket building promotions such as “free nightstand with a bedroom group purchase” or “no down payment for a $2,500 minimum purchase.” We do not anticipate increasing the level of our pricing promotions but will make adjustments based on competition and business conditions. We do expect to have some negative impact to our gross profit from the close-out of certain slower moving product. We do see continued opportunities for gross profit improvement from direct import products. For the year ended December 31, 2006, approximately 5.5% of our case goods were direct imports and we expect that this will increase three-fold by the end of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of five categories: selling; occupancy; delivery and certain warehousing costs; advertising and administrative. Selling expenses primarily are comprised of compensation of sales associates and sales support staff, and fees paid to credit card and third party finance companies. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expenses and utility costs. Delivery costs include personnel, fuel costs, and depreciation and rental charges for rolling stock. Warehouse costs include demurrage, supplies, depreciation and rental charges for equipment. Advertising expenses are primarily media production and space, direct mail costs, market research expenses, employee compensation and agency fees. Administrative expenses are comprised of compensation costs for store management, information systems, executive, finance, merchandising, supply chain, real estate and human resource departments.

Year-to-Year Comparisons

Our SG&A costs were negatively impacted by several factors in 2006. Total SG&A costs, as a percentage of net sales were 47.1% for 2006 as compared to 45.6% and 44.5% in 2005 and 2004, respectively.

Selling expenses generally vary with sales volume. We experienced additional increases in 2005 over 2004 mainly due to our customers’ increased use of credit cards when purchasing and accordingly our bank card fees rose. The cost of our third-party financing offers also rose due to more promotional credit programs. The usage of third-party financing offers by our customers increased in 2006 over 2005 resulting in increased costs related to these programs of approximately 68 basis points of net sales.

Occupancy expenses increased $3.9 million in 2006 over 2005 or 13 basis points of sales. The increase was primarily from the opening of additional stores and the full year costs associated with stores opened in 2005. Occupancy expenses increased $7.0 million in 2005 over 2004 or 40 basis points of sales. Our utility costs increased 24 basis points and depreciation expense was up 10 basis points on a year over year basis. We also had higher local property tax rates in certain jurisdictions and repairs to certain sites from hurricane damage in the Gulf Coast area.

Warehouse expenses decreased $0.8 million in 2006 compared to 2005 or 22 basis points of net sales. The decrease reflects improved supply chain flows with demurrage charges reduced by $2.4 million. The ocean and inter-modal carriers charge demurrage fees when containers carrying imported merchandise are not unloaded and returned to the port within the carriers' prescribed time periods. The reductions in demurrage charges were offset by increases in our warehouse wages and benefits in 2006 of $2.3 million. Warehouse expenses increased $4.7 million in 2005 over 2004 or 40 basis points of net sales. Demurrage fees, which were virtually zero in 2004, were $2.5 million in 2005 because of supply chain difficulties. Warehouse compensation and benefits increased as we absorbed duplicate costs during the conversion from the Florida regional warehouse and local market warehouses to the Florida DC, incurred separation expenses for local warehouse employees and increased compensation expense at our larger DCs for anticipated sales volume increases.

Our imports have increased considerably in the past few years and our distribution centers were not large enough to accommodate the product flow for the breadth of our line up. A significant expansion of our Eastern DC was completed in April 2006. This expansion has enabled us to better handle the normal fluctuations in business and increase our peak throughput capacity. We are also improving our supply chain techniques and systems, and controls. Our expansive product line is being pared down to better fit our higher levels of imports.

Delivery costs increased in 2006 relative to 2005 by approximately 41 basis points as a percentage of net sales primarily due to increases in delivery compensation for existing associates and new teams hired to service new markets. Delivery costs increased $6.3 million in 2005 over 2004 or 54 basis points of net sales. Delivery compensation increased $3.4 million over the 2004 period, largely related to increases in delivery personnel to service new markets as well as reassignment of personnel from shuttered warehouses to delivery roles.

Total advertising costs as a percentage of sales were 7.2% for 2006 and 2005 and 7.4% for 2004. Our advertising dollars increased $2.5 million in 2006 over 2005 and were substantially flat as a percent of net sales. We did make significant changes in our media mix. We have engaged an advertising agency to assist us with developing and delivering a cohesive and cost efficient brand building advertising campaign. The first of these is our “HAVE it all” campaign introduced late in 2006 to high acceptance by our target customer. During 2005, we increased our advertising dollars by $2.0 million as we continued to build our Havertys brand image with our target customers. We printed and distributed our first 80-page catalog to target customers. During 2005, we reduced our newspaper and direct mail costs slightly and shifted advertising dollars to television and our more targeted advertising programs such as the catalog and tabloids.

Administrative costs increased $5.5 million or 6.5% over 2005 due to costs associated with new store locations and increases in compensation. Our administrative costs declined modestly as a percentage of sales for 2005 as compared to 2004.

2007 Outlook

The current business environment is very challenging. We are actively working with our vendors to have them warehouse more of our products in Asia. This will help us to maintain an optimal level of inventory given the long lead times from order placement with our suppliers to receipt of the merchandise. We are currently adjusting our headcount in our distribution system to improve efficiencies and reflect the current business conditions. We have reviewed our planned advertising expenditures for 2007 and believe that we can reduce our expense and maintain an effective delivery of our brand building message. We are managing our administrative costs very closely and believe given our store opening plans, these should not rise appreciably in 2007.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features.

The in-house financing offers most frequently chosen by our customers carry no interest for 13 to 24 months and require equal monthly payments. These programs and the similar 12 month program generate very minor credit revenue, but incur lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers two or three different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for 2006 were no interest offers requiring 24 to 36 equal monthly payments. The longer term promotion was offered as a sales stimulant during 2006. The third-party provider also offers our customers a deferred payment for 12 months with an interest accrual that is waived if the entire balance is paid in full by the end of the deferral period.

The following highlights the impact these changes have had on our credit service charge revenue and related accounts receivable and allowance for doubtful accounts (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Credit Service Charge Revenue	$2,823	$3,506	$4,502
Amount Financed as a % of Sales:
Havertys	16.3%	20.7%	21.1%
Third Party	26.2	18.5	20.8
	42.5%	39.2%	41.8%
% Financed by Havertys:
No Interest for 12 Months	26.3%	27.8%	42.9%
No Interest for > 12 Months	49.3	47.0	29.7
No Interest for < 12 Months	10.4	11.7	14.3
Other	14.0	13.5	13.1
	100.0%	100.0%	100.0%

	Year Ended December 31,
	2006	2005	2004

Accounts receivable	$80,870	$93,510	$93,478
Allowance for doubtful accounts	1,900	$2,400	$2,950
Allowance as a % of accounts receivable	2.3%	2.6%	3.2%

Our allowance for doubtful accounts has declined during the three year period as lower levels of in-house receivables were generated. Our allowance for doubtful accounts as a percentage of the receivables pool is lower at the end of 2006 due to improvements in the delinquency and problem category percentages versus 2005 and 2004.

Interest Expense, Net

Interest expense, net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount income on the Company’s receivables which have deferred or no interest payment terms. The following table summarizes the components of interest expense (income), net (in thousands):

	Year Ended December 31,
	2006	2005	2004
Interest expense on debt	$3,756	$4,265	$5,429
Amortization of discount on accounts receivable	(3,645)	(2,340)	(1,170)
Other, including interest income	(474)	(563)	(776)
	$(363)	$1,362	$3,483

Interest expense on debt decreased in 2006 and 2005 as average debt decreased and the effective interest rate was relatively unchanged.

We make available to customers interest free credit programs, which generally range from 3 to 24 months. In connection with these programs, which are greater than 12 months, we are required to discount the payments to be received over the expected life (considering prepayments) of the interest free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is charged to cost of goods sold and as a contra receivable and is amortized as a credit to interest expense over the life of the receivable.

The amount of amortization has increased each year as the level of receivables generated under longer term, free interest financing promotions has increased. We will continue to offer similar financing programs in 2007.

Other (income) expense

Other (income) expense is primarily related to gains or losses on the sales of real estate. We have had dispositions of warehouses as we transitioned our distribution methodology in various markets. During 2006, we had gains of $1.3 million from sales of real estate as we disposed of a warehouse. During 2005, we had gains from the sale of our Florida regional warehouse and other properties of $3.7 million. We sold the regional warehouse which served the Mid-South region and other properties during 2004 generating gains of $4.5 million.

Provision for Income Taxes

The effective tax rate was 37.6%, 36.1% and 37.0% for 2006, 2005 and 2004, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes, net of the Federal tax benefit.

Recent Accounting Pronouncements

Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation (Statement 123).” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,”(Opinion 25) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted Statement 123(R) on January 1, 2006 and applied the modified prospective transition method.

As permitted by Statement 123, the Company previously accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company began a transition in 2004 to the use of restricted stock grants in lieu of stock options in its long-term incentive compensation strategy.

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

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend upon, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $40,000 and $434,000 in 2005 and 2004, respectively.

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

Liquidity and Cash Flow Review

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. We believe that available short-

term and long-term capital resources are sufficient to fund our capital expenditures, working capital requirements, scheduled debt payments, dividends to our stockholders, and stock repurchases.

Summary of Cash Activities

2006

Our principal sources of cash consisted of those derived from operations of $28.0 million, proceeds from a net increase in borrowings under revolving credit facilities of $8.3 million, and proceeds from the disposal of capital assets totaling $3.7 million. Our primary uses of cash were for capital asset investments of $23.6 million, debt payments of $11.9 million and dividend payments totaling $6.0 million.

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

Operating Activities

2006

Our net cash derived from operating activities decreased $3.7 million in 2006 to $28.0 million from $31.7 million in 2005. This decrease was the result of an increase in inventories and a decrease in accounts receivable in 2006 as compared to opposite movements in 2005. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

2005

Our net cash derived from operating activities decreased $21.6 million in 2005 to $31.7 million from $53.3 million in 2004. This decrease was driven by a small increase in accounts receivable in 2005 as compared to a $14.7 million decrease in 2004 and by a decrease in our net income. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

2006

Our capital asset investments decreased $11.4 million in 2006 to $23.6 million from $35.0 million in 2005 and represented the principal use of cash for investing activities. Our 2006 capital asset investments are discussed below in “Store Expansion and Capital Expenditures”. Our proceeds from the disposal of capital assets totaled $3.7 million in 2006 as compared to $8.9 million in 2005.

2005

Our capital asset investments decreased $23.0 million in 2005 to $35.0 million from $58.0 million in 2004 and represented the principal use of cash for investing activities. Our 2005 capital asset investments are discussed below in “Store Expansion and Capital Expenditures”. Our proceeds from the disposal of capital assets totaled $8.9 million in 2005 as compared to $6.8 million in 2004.

Financing Activities

2006

Our net cash used in financing activities decreased $18.0 million in 2006 to $7.1 million from $25.1 million in 2005. The principal uses of cash for investing activities was for dividend payments of $6.0 million in 2006 compared to $5.7 million in 2005 and for payments on debt which, net of borrowings, totaled $3.6 million in 2006 compared to $16.0 million in 2005.

The principal source of cash from financing activities were proceeds from the exercise of stock options which totaled $2.1 million in 2006 compared to $0.7 million in 2005.

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

Financial Position

Assets

2006

Inventories increased $17.1 million, or 15.9%, to $124.8 million at December 31, 2006 from $107.6 million at December 31, 2005. This increase was the result of lower than desired warehouse inventory levels due to lack of sufficient space at the end of 2005, increased showroom square footage in 2006 and sales volume in the fourth quarter of 2006 being below plan.

Trade accounts receivable decreased $12.6 million, or 13.5%, to $80.9 million at December 31, 2006 from $93.5 million at December 31, 2005. This decrease was primarily the result of the reduced usage of our in-house credit programs as our customers chose to use either bank cards or the longer deferred payment programs of our third-party credit provider. This was partially offset by a related decrease in the allowance of $0.5 million to $1.9 million at December 2006 from $2.4 million at December 31, 2005.

2005

Prepaid expenses increased $5.1 million, or 76%, to $11.7 million at December 31, 2005. This increase was primarily the result of payments to taxing authorities in excess of current liabilities. Other current assets decreased $6.8 million, or 47%, to $7.6 million at December 31, 2005. This decrease is primarily the result of collections of receivables related to properties sold during 2004 as part of a tax deferral transaction or “1031 Exchange.”

Liabilities and Stockholders’ Equity

2006

Customer deposits decreased $7.8 million to $19.7 million at December 31, 2006 from $27.5 million at December 31, 2005. This reduction can be attributed to our large level of undelivered sales at December 31, 2005 due to out-of-stock positions in our inventory and lower written sales volume in December 2006.

Our total debt increased $1.9 million to $50.4 million at December 31, 2006 from $48.5 million at December 31, 2005. This increase was the result of additional usage of our revolving credit facilities during 2006 and an increase of $8.3 million in the amounts outstanding at December 31, 2006. We also have additional lease obligations of $6.8 million at December 31, 2006. These increases were partially offset by payments on long-term debt and lease obligations of $11.9 million during 2006.

28

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

Financings

We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in August 2010. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We owed $12.6 million under these facilities at December 31, 2006. We also had letters of credit in the amount of $5.4 million outstanding at December 31, 2006, and these amounts are considered part of the facilities usage. Our unused capacity was $62.0 million at December 31, 2006.

We reviewed all of our fixed-rate long-term debt in 2003 and repaid those facilities that did not include significant prepayment penalties or other issues that would make accelerating the payments problematic.

We pursue a diversified approach to our financing requirements and generally balance our fixed-rate and capped-rate debt as determined by the interest rate environment. Our overall debt capital structure at December 31, 2006, was approximately 67% unsecured and 76% with fixed rates of interest. Our debt reduction has caused variable rate debt levels to move below typical levels. The average effective interest rate on all borrowings (excluding the VIE debt) was 7.0% at December 31, 2006. Our long-term debt-to-total capital ratio was 14.7% at December 31, 2006, including the VIE debt.

Off-Balance Sheet Arrangements

We do not generally enter into off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements at December 31, 2006. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2006 (in thousands):

	Payments Due or Expected by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt and lease obligations	$37,849	$10,334	$21,441	$693	$5,381
Operating leases	304,606	30,761	59,132	47,656	167,057
Scheduled interest on long-term debt	8,082	2,626	2,866	759	1,831
Other liabilities	12,600	12,600	—	—	—
Purchase obligations	57,700	57,700	—	—	—
Total contractual obligations	$420,837	$114,021	$83,439	$49,108	$174,269

Store Expansion and Capital Expenditures

We have entered several new markets and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 4.2% annually over the past 10 years. The following outlines the changes in our selling square footage for the three years ended December 31, 2006 (square footage in thousands):

	2006		2005		2004
	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage

Stores opened	5	153	4	148	4	155
Stores closed	3	89	3	93	—	—
Stores remodeled	—	—	3	21	3	(6)

Year end balances	120	4,208	118	4,144	117	4,068

We are expecting to add approximately 4.0% retail square footage during 2007 by opening a net of five or six new stores. Our plans include entering the Huntsville, Alabama market, adding stores in existing markets including Rockville, Maryland and Tampa, Florida, and opening a replacement store in Austin, Texas.

We are currently planning to open approximately five stores in 2008, including three replacement stores. We are evaluating other possible new locations which we believe will become available in existing retail sites in the near term. Our strategy is to pursue opportunities in densely populated markets which we can serve using our existing distribution.

Our investing activities in stores and operations in 2005 and 2006 and planned outlays for 2007 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(approximate in thousands)	Proposed 2007	2006	2005

Stores:
New stores	$7,700	$11,500	$17,800
Remodels/Expansions	1,100	1,600	3,400
Maintenance	2,500	2,600	2,500
Total stores	11,300	15,700	23,700
Distribution:	1,000	4,100	7,900
Information Technology:	3,300	3,800	3,400
Total	$15,600	$23,600	$35,000

Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2007 capital expenditures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13(a)-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act. During the fourth quarter of 2006, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as issued as of December 31, 2006. Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006.

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

/s/ Clarence H. Smith	/s/ Dennis L. Fink
President and CEO	Executive Vice President and CFO

/s/ Jenny Hill Parker	/s/ Justin P. Seamonds
Vice President, Secretary and Treasurer	Vice President and Controller

Atlanta, Georgia March 9, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Haverty Furniture Companies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Haverty Furniture Companies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Haverty Furniture Companies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, Haverty Furniture Companies, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haverty Furniture Companies, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate the information required by this item by reference to the sections captioned. The information required by this item concerning our directors is in our 2007 Proxy Statement under the headings “Nominees for Election By Holder of Class A Common Stock” and “Nominees for Election by Holders of Common Stock.”

Information relating to executive officers of the Company is included in this report Part I, Item 1, “Business – Executive Officers of the Registrant.”

The information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our stock, and their affiliates who are required to comply with such reporting requirements, is in our 2007 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated into this report by reference.

Our 2007 Proxy Statement has information about the Audit Committee and the Audit Committee Financial Expert under the heading “Board Committees and Related Matters – Audit Committee,” which is incorporated into this report by reference.

The Company has adopted a code of business conduct and ethics applicable to the Company’s Directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics (the “Code”). The Code is available on the Company’s website at www. Havertys.com. In the event we amend or waive any provisions of the Code applicable to our principal executive officer, principal financial officer or controller, we will disclose the same by filing a Form 8-K. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.

On June 5, 2006, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2006, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our 2007 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2007 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance under the headings “Information Regarding Beneficial Ownership of Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2007 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Transactions and Relationships” and “Corporate Governance – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Fees and Related Matters” in our 2007 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1.	Financial Statements:

The following Consolidated Financial Statements and notes thereto of Haverty Furniture Companies, Inc., and the related Report of Independent Registered Public Accounting Firm are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm on the Financial Statements

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)	2.	Financial Statement Schedules:

The following financial statement schedule of Haverty Furniture Companies, Inc. and related Report of Independent Registered Public Accounting Firm on the Financial Statements is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)	3.	Exhibits:

Reference is made to Item 15(b) of this Report.

(b)           Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an “*” all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement. Our SEC File Number is 1-14445 for all exhibits filed with Securities Exchange Act reports.

Exhibit No.	Exhibit

3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).

3.2	Amended and Restated By-Laws of Haverty Furniture Companies, Inc. as amended on February 26, 2004 (Exhibit 3.2 to our 2003 Form 10-K).

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

10.1

Revolving Credit Agreement dated as of August 26, 2005 among Haverty Furniture Companies, Inc., as Borrower, the Lenders from time to time Party hereto, Bank of America, N.A. and Regions Bank, as Co—Documentation Agents, Wachovia Bank, National Association, as Syndication Agent and SunTrust Bank, as Administrative Agent (Exhibit 10.1 to our 2005 Third Quarter Form 10-Q).

10.2

Revolving Credit Agreement dated as of August 26, 2005 among Haverty Credit Services, Inc., as Borrower, the Lenders from time to time Party hereto, Bank of America, N.A. and Regions Bank, as Co—Documentation Agents, Wachovia Bank, National Association, as Syndication Agent and SunTrust Bank, as Administrative Agent (Exhibit 10.2 to our 2005 Third Quarter Form 10-Q).

+10.3

Thrift Plan restated January 1, 2005 and Amendment No. 1 to the Haverty Furniture Companies, Inc. Thrift Plan dated December 1, 2005. Amendment of the Plan for EGTRRA and Revenue Procedure 2002-29 (Exhibit 10.3 and 10.3.1 to our 2005 Form 10-K).

*+10.3.1	Amendment No. 2 and Amendment No. 3 to the Haverty Furniture Companies, Inc. Thrift Plan dated December 31, 2006

+10.4	1993 Non-Qualified Stock Option Plan effective as of April 29, 1994 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 33-53607).

+10.5

1998 Stock Option Plan, effective as of December 18, 1997 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-53215); Amendment No. 1 to our 1998 Stock Option Plan effective as of July 27, 2001 (Exhibit 10.2 to our Registration Statement on Form S-8, File No. 333-66012).

+10.6	2004 Long-Term Incentive Compensation Plan effective as of May 10, 2004 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 333-120352).

36

+10.7

Employee Stock Purchase Plan, as amended and restated as of October 29, 1999 (Exhibit 10.7 to our 2000 Form 10-K); Amendment No. 1 to the Employee Stock Purchase Plan (Exhibit 10.2 to our Registration Statement on Form S-8; File No. 333-66010), Amendment to the Employee Stock Purchase Plan effective as of July 1, 2005 (Exhibit 10.5.1 to our 2005 Second Quarter Form 10-Q).

+10.8	Directors’ Compensation Plan, effective as of May 16, 2006 (Exhibit 10.8 to our 2006 Second Quarter Form 10-Q).

+10.9	Supplemental Executive Retirement Plan, effective January 1, 1983 (Exhibit 10.3 to our 1984 Form 10-K).

+10.10	Supplemental Executive Retirement Plan, effective January 1, 1996 (Exhibit 10.10 to our 1995 Form 10-K).

*+10.10.1	Amendment to the Supplemental Executive Retirement Plan, effective December 1, 2006.

+10.11	Deferred Compensation Agreement between Haverty Furniture Companies, Inc. and Rawson Haverty Sr. dated December 21, 1992 (Exhibit 10.9 to our 1993 Form 10-K).

+10.12

Form of Agreement dated January 1, 1997 Regarding Change in Control with the following Named Executive Officers: Clarence H. Ridley, Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson (Exhibit 10.12 to our 1996 Form 10-K).

+10.13	Form of Agreement dated January 1, 1997, Regarding Change in Control with the following employee director: Rawson Haverty, Jr. (a named Executive Officer) (Exhibit 10.13 to our 1996 Form 10-K).

+10.14	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).

10.15

Lease Agreement dated July 26, 2001; Amendment No. 1 dated November, 2001 and Amendment No. 2 dated July 29, 2002 between Haverty Furniture Companies, Inc. as Tenant and John W. Rooker, LLC as Landlord (Exhibit 10.1 to our 2002 Third Quarter Form 10-Q).

*10.15.1

Amendment No. 3 dated July 29, 2005 and Amendment No. 4 dated January 22, 2006 between Haverty Furniture Companies, Inc. as Tenant and ELFP Jackson, LLC as predecessor in interest to John w. Rooker, LLC as Landlord.

10.16	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQll LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).

10.17	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).

10.18	Form of Restricted Stock Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2004).

*+10.19	Base Salaries of Named Executive Officers of Haverty Furniture Companies, Inc.

*21	Subsidiaries of Haverty Furniture Companies, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec. 7241).

*31.2	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec. 7241).

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to sec. 906 of the Sarbanes—Oxley Act of 2002 (15 U.S.C. sec. 1350).

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.

Date: March 12, 2007	/s/ Jenny Hill Parker
Jenny Hill Parker
Vice President, Corporate Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence H. Ridley	Chairman of the Board	March 12, 2007
Clarence H. Ridley

/s/ Clarence H. Smith	President, Chief Executive Officer	March 12, 2007
Clarence H. Smith	and Director

/s/ Dennis L. Fink	Executive Vice President	March 12, 2007
Dennis L. Fink	and Chief Executive Officer

/s/ Rawson Haverty, Jr.	Senior Vice President	March 12, 2007
Rawson Haverty, Jr.	and Director

/s/ Jenny Hill Parker	Vice President, Corporate Secretary	March 12, 2007
Jenny Hill Parker	and Treasurer

/s/ Justin P. Seamonds	Vice President and Controller	March 12, 2007
Justin P. Seamonds

/s/ John T. Glover	Director	March 12, 2007
John T. Glover

/s/ L. Phillip Humann	Director	March 12, 2007
L. Phillip Humann

/s/ Mylle H. Mangum	Director	March 12, 2007
Mylle H. Mangum

/s/ Frank S. McGaughey, III	Director	March 12, 2007
Frank S. McGaughey, III

/s/ Terence F. McGuirk	Director	March 12, 2007
Terence F. McGuirk

/s/ Vicki R. Palmer	Director	March 12, 2007
Vicki R. Palmer

/s/ Fred L. Schuermann	Director	March 12, 2007
Fred L. Schuermann

/s/ Al Trujillo	Director	March 12, 2007
Al Trujillo

40

Report of Independent Registered Public Accounting

Firm on the Financial Statements

Board of Directors

Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respect, the consolidated financial position of Haverty Furniture Companies, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$12,139	$11,121
Accounts receivable (Note 3)	63,996	80,716
Inventories (Note 4)	124,764	107,631
Prepaid expenses	6,693	11,713
Deferred income taxes (Note 8)	2,035	2,375
Other current assets	9,682	7,615
Total current assets	219,309	221,171
Accounts receivable, long-term (Note 3)	14,974	10,394
Property and equipment (Notes 5 and 9)	221,245	217,391
Other assets	14,226	14,096
	$469,754	$463,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks (Note 6)	$12,600	$4,300
Accounts payable	40,851	42,203
Customer deposits	19,674	27,517
Accrued liabilities (Note 7)	41,160	43,643
Current portion of long-term debt and lease obligations (Note 9)	10,334	13,139
Total current liabilities	124,619	130,802
Long-term debt and lease obligations, less current portion (Note 9)	27,515	31,022
Other liabilities	25,697	21,958
Total liabilities	177,831	183,782
Commitments (Note 14)
Stockholders’ equity (Notes 10 and 13)
Capital Stock, par value $1 per share
Preferred Stock Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares: Issued: 2006 – 24,717; 2005 – 24,387	24,717	24,387
Convertible Class A Common Stock, Authorized - 15,000 shares; Issued: 2006 – 4,724; 2005 – 4,828	4,724	4,828
Additional paid-in capital	57,195	53,722
Retained earnings	269,873	259,887
Accumulated other comprehensive loss	(2,427)	(1,306)
Less treasury stock at cost - Common Stock (2006 – 6,245; 2005 – 6,254 shares) and Convertible Class A Common Stock (2006 and 2005 – 522 shares)	(62,159)	(62,248)
Total stockholders’ equity	291,923	279,270
	$469,754	$463,052

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2006	2005	2004

Net sales	$859,101	$827,658	$784,162
Cost of goods sold	432,946	432,091	405,566
Gross profit	426,155	395,567	378,596
Credit service charges	2,823	3,506	4,502
Gross profit and other revenue	428,978	399,073	383,098
Expenses:
Selling, general and administrative	404,518	377,435	348,523
Interest, net	(363)	1,362	3,483
Provision for doubtful accounts	656	1,011	558
Other (income) expense, net	(1,457)	(4,289)	(5,398)
Total expenses	403,354	375,519	347,166
Income before income taxes	25,624	23,554	35,932
Income taxes (Note 7)	9,624	8,500	13,296
Net income	$16,000	$15,054	$22,636

Basic earnings per share, net income (Notes 1 and 13):
Common Stock	$0.72	$0.67	$1.01
Class A Common Stock	$0.67	$0.63	$0.96
Diluted earnings per share, net income (Notes 1 and 13):
Common Stock	$0.70	$0.66	$0.98
Class A Common Stock	$0.67	$0.63	$0.94
Weighted average common shares - basic:
Common Stock	18,336	18,301	18,227
Class A Common Stock	4,247	4,310	4,343
Weighted average - assuming dilution:
Common Stock	22,895	22,767	23,083
Class A Common Stock	4,247	4,310	4,343

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Year Ended December 31,
	2006		2005		2004
(In thousands except per share data)	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Beginning balance	24,386,785	$24,387	24,293,643	$24,293	23,957,629	$23,958
Conversion of Class A Common Stock	103,500	104	12,299	12	75,816	76
Stock compensation transactions, net	227,098	226	80,843	82	260,198	259
Ending balance	24,717,383	24,717	24,386,785	24,387	24,293,643	24,293
Class A Common Stock:
Beginning balance	4,827,931	4,828	4,840,230	4,840	4,916,046	4,916
Conversion to Common Stock	(103,500)	(104)	(12,299)	(12)	(75,816)	(76)
Ending balance	4,724,431	4,724	4,827,931	4,828	4,840,230	4,840
Treasury Stock
Beginning balance (includes 522,410 Class A shares for each of the years presented; remainder are Common shares)	6,776,354	(62,248)	6,459,558	(58,228)	6,465,198	(58,281)
Directors’ Plan	(9,214)	89	(4,904)	47	(5,640)	53
Purchases	—	—	321,700	(4,067)	—	—
Ending balance	6,767,140	(62,159)	6,776,354	(62,248)	6,459,558	(58,228)
Additional Paid-in Capital:
Beginning balance		53,722		52,137		49,019
Stock option issuances		1,746		464		2,492
Tax benefit related to share-based plans		399		40		434
Directors’ Plan		44		53		79
Amortization of restricted stock grants		1,284		1,028		113
Ending balance		57,195		53,722		52,137
Retained Earnings:
Beginning balance		259,887		250,511		233,425
Net income		16,000		15,054		22,636
Cash dividends (Common stock 2006- $0.270, 2005 - $0.255, 2004 - $0.250 per share, Class A Common Stock: 2006 – $0.250, 2005 - $0.235, 2004 - $0.230 per share)		(6,014)		(5,678)		(5,550)
Ending balance		269,873		259,887		250,511
Accumulated Other Comprehensive Loss:
Beginning balance		(1,306)		(1,295)		(1,881)
Change in derivatives, net of taxes		126		467		586
Pension liability adjustments, net of taxes		240		(478)		—
		(940)		(1,306)		(1,295)
Impact of adopting SFAS 158, net of taxes		(1,487)		—		—
Ending balance		(2,427)		(1,306)		(1,295)
Total Stockholders’ Equity		$291,923		$279,270		$272,258
Net income		$16,000		$15,054		$22,636
Other comprehensive income (loss), net of tax		366		(11)		586
Total comprehensive income		$16,366		$15,043		$23,222
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,000	$15,054	$22,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,663	21,035	19,145
Provision for doubtful accounts	656	1,011	558
Deferred income taxes	(3,870)	(708)	686
Net gain on sale of land, property and equipment	(1,162)	(3,659)	(3,831)
Other	1,598	1,009	527
Changes in operating assets and liabilities:
Accounts receivable	11,484	(1,593)	14,713
Inventories	(17,133)	3,181	(4,548)
Customer deposits	(7,843)	3,477	5,624
Other assets and liabilities	10,242	(2,262)	(8,528)
Accounts payable and accrued liabilities	(3,623)	(4,832)	6,302
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,012	31,713	53,284
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,640)	(35,007)	(45,264)
Purchases of properties previously under leases	—	—	(12,766)
Purchases of auction rate securities	—	—	(20,000)
Proceeds from sale of land, property and equipment	3,659	8,878	6,840
Proceeds from sale of auction rate securities	—	5,000	15,000
Other investing activities	78	1,476	2,598
NET CASH USED IN INVESTING ACTIVITIES	(19,903)	(19,653)	(53,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	814,780	566,060	5,600
Payments of borrowings under revolving credit facilities	(806,480)	(561,760)	(5,600)
Net increase in borrowings under revolving credit facilities	8,300	4,300	—
Payments on long-term debt and lease obligations	(11,871)	(20,337)	(14,432)
Treasury stock acquired	—	(4,067)	—
Proceeds from exercise of stock options	2,095	706	2,751
Dividends paid	(6,014)	(5,678)	(5,550)
Tax benefits related to share-based plans	399	—	—
NET CASH USED IN FINANCING ACTIVITIES	(7,091)	(25,076)	(17,231)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,018	(13,016)	(17,539)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,121	24,137	41,676
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,139	$11,121	$24,137

The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

Note 1, Summary of Significant Accounting Policies:

Organization:

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a full-service home furnishings retailer with 120 showrooms in 17 states. Havertys sells a broad line of residential furniture in the middle to upper-middle price ranges selected to appeal to our target market. As an added convenience to our customers, we offer financing through an internal revolving charge credit plan as well as a third party finance company.

Basis of Presentation:

The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We also consolidate a variable interest entity, a lessor of a distribution center and four retail locations for which we are the primary beneficiary as defined under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.”

Reclassifications:

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

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

Auction Rate Securities:

Auction rate securities which we may hold from time to time are considered as available-for-sale. The securities are generally tax advantaged municipal bonds in which we have invested excess cash. The securities are auctioned and their interest rates reset every 30 days at which time we evaluate any continued investment. Interest earned on these securities is included in interest income. Any unrealized gains or losses are not material.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life or the lease term of the related asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 — 33 years
Improvements	5 — 15 years
Furniture and Fixtures	3 — 15 years
Equipment	3 — 15 years
Capital leases	15 years

Customer Deposits:

Customer deposits consist of customer advance payments and deposits on credit sales for undelivered merchandise and cash collections on sales of undelivered merchandise.

Revenue Recognition:

Havertys recognizes revenue from merchandise sales and related service fees, net of sales taxes, upon delivery to the customer. A reserve for merchandise returns and customer allowances is estimated based on our historical returns and allowance experience and current sales levels.

We typically offer our customers an opportunity for Havertys to deliver their purchases. Delivery fees of $20,263,000, $16,895,000 and $14,122,000 were charged to customers in 2006, 2005 and 2004, respectively and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were $44,284,000, $39,199,000 and $32,919,000 in 2006, 2005 and 2004, respectively.

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

Selling, General and Administrative Expenses:

The Company’s selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $84,404,000, $77,540,000 and $62,953,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising Expense:

Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. The total amount of advertising costs included in other current assets was approximately $1,614,000 and $2,267,000 at December 31, 2006 and 2005. The Company incurred approximately $62,209,000, $59,667,000 and $57,712,000 in advertising expense during 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Escalating Minimum Rent:

Certain of Havertys’ operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent. Any lease incentives received by Havertys are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense. The liability for deferred escalating minimum rent is included as a component of other long-term liabilities and totaled $10,100,000 and $9,289,000 at December 31, 2006 and 2005, respectively.

Interest expense, net:

Interest expense is comprised of amounts incurred related to the debt obligations of the Company, net of the amortization of the discount for interest-free credit programs discussed in Note 3 and minor amounts of interest income. Amortization of the discount on receivables was approximately $3,645,000, $2,340,000 and $1,170,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Interest income of approximately $208,000, $224,000 and $327,000 is included in the amounts for 2006, 2005 and 2004, respectively. We capitalized interest costs for real estate projects while under construction of approximately $299,000 during 2006 and $400,000 during 2005 and 2004.

We do not have any derivative financial instruments at December 31, 2006.

Other (income) expenses, net:

Other (income) expense, net includes any gains or losses on sales of land, property and equipment and miscellaneous income or expense items which are non-recurring in nature. Gains from the sales of land, property and equipment were approximately $1,267,000, $3,773,000 and $4,500,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Self Insurance:

We are self-insured, subject to certain retention limits, for losses related to general liability, workers’ compensation and vehicle claims. The expected ultimate cost for claims incurred as of the balance sheet date is discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. The reserve for self insurance is included in accrued liabilities and totaled $4,965,000 and $4,422,000 at December 31, 2006 and 2005, respectively.

Fair Values of Financial Instruments:

Our financial instruments consist of cash, accounts receivable, accounts payable and long-term debt. The fair values of cash, accounts receivable and accounts payable approximate their carrying values. The fair value of long-term debt and lease obligations, which was $52,019,000 at December 31, 2006, was determined using quoted market prices for debt of the same remaining maturity with similar characteristics.

Impairment of Long-Lived Assets:

We periodically review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment charge is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Such charge includes any estimated loss on the sale of land and buildings, the book value of abandoned leasehold improvements and a provision for future lease obligations, less estimated sublease income. Prior to January 1, 2003, when we committed to relocate or close a store or warehouse within the next twelve months, the estimated unrecoverable costs were charged to expense. We adopted FASB Statement No. 146 effective January 1, 2003, and accordingly, expense is now recognized when leased facilities are exited. Impairment losses and changes in previously estimated losses are included in occupancy expenses within SG&A in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share:

We report our earnings per share using the two class method as required by the Emerging Issues Task Force (EITF) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, “Earnings Per Share (SFAS 128).” EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 10 for further discussion.

The effective result of EITF 03-6 is that the basic earnings per share for the Common stock is approximately 105% of the basic earnings per share of the Class A Common Stock.

The amount of earnings used in calculating diluted earnings per share of Common Stock is equal to net income since the Class A shares are assumed to be converted. Diluted earnings per share of Class A Common Stock includes the effect of dilutive common stock options which reduces the amount of undistributed earnings allocated to the Class A Common Stock. See Note 13 for the computational components of basic and diluted earnings per share.

Note 2, New Accounting Standards:

Recently Issued Standards:

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective January 1, 2007. We have not yet completed our analysis of the impact of adoption, however, we do not expect FIN 48 will have a material impact on our Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after January 1, 2007. We do not expect the adoption of SFAS 155 to have a material impact on our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Standards:

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 are effective for our year ended December 31, 2006. For additional information about the impact of SFAS 158 on our defined pension and other postretirement benefit plans, refer to Note 11.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward, without change, the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 was effective January 1, 2006 and we have had no voluntary changes in accounting principle since SFAS 154 became effective.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (Statement 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We adopted Statement 123(R) on January 1, 2006 and applied the modified prospective transition method. Under this method, we (1) did not restate any prior periods and (2) are recognizing compensation for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our Statement 123 pro forma disclosures. For additional information about the pro forma effect of recording our stock-based compensation plans under the fair value method of Statement 123, see Note 12.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) requiring that those items be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads be based on normal capacity of production facilities. SFAS 151 was effective January 1, 2006 and did not have a material impact on our Consolidated Financial Statements.

Note 3, Accounts Receivable:

Amounts financed under our credit programs were, as a percent of net sales, approximately 16% in 2006 and 21% in 2005 and 2004. Accounts receivable are shown net of the allowance for doubtful accounts of $1,900,000 and $2,400,000 at December 31, 2006 and 2005, respectively, and net of discounts for interest free credit programs discussed below. Accounts receivable terms vary as to payment terms (30 days to five years) and interest rates (0% to 21%) and are generally collateralized by the merchandise sold. Interest assessments are continued on past-due accounts but not “interest on interest.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We make available to customers interest free credit programs, which generally range from 3 to 24 months. In connection with these programs which are greater than 12 months, we are required to discount payments to be received over the life of the interest free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and is amortized to net interest expense over the life of the receivable. If the credit worthiness of our customers or the delinquency rates under these interest free programs change significantly, we may adjust the rate at which we discount such receivables in the future. The unamortized discounts were $2,257,000 and $1,646,000 at December 31, 2006 and 2005, respectively.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected at a rate faster than the scheduled rate. The portion of accounts receivable classified as long-term in the accompanying Consolidated Balance Sheets are determined based on our historical collection rate for those credit promotions which are generally repaid earlier than the scheduled date. The amounts due per the scheduled payment dates which are not reduced for unamortized discounts are as follows: $60,889,000 in 2007; $17,643,000 in 2008; $3,516,000 in 2009 and $945,000 in 2010 for receivables outstanding at December 31, 2006.

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

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity and estimated bad debt losses have been reserved. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 17 states.

Note 4, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of inventory valuation because it results in a better matching of current costs and revenues. The excess of current cost over such carrying value of inventories was approximately $16,104,000 and $15,062,000 at December 31, 2006 and 2005, respectively. Use of the LIFO valuation method as compared to the FIFO method had the effect of decreasing diluted earnings per common share by $0.03 in 2006 and 2005 and $0.02 in 2004, assuming our effective tax rates were applied to the resulting changes in income caused by the change in LIFO and no other changes were made. In 2006, for disclosure purposes, certain vendor consideration which has been separately accounted for in our inventory valuation since 2004 was reclassified to the FIFO and LIFO basis of inventory. This reclassification had no impact on reported cost of sales or the valuation of inventory in our consolidated balance sheets. The effect of this reclassification reduced our FIFO inventory and was offset by a reduction in our LIFO reserve.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2006	2005

Land and improvements	$47,103	$47,338
Buildings and improvements	212,357	195,382
Furniture and fixtures	72,562	70,307
Equipment	33,637	30,014
Buildings and equipment under capital lease	3,266	—
Construction in progress	3,731	11,299
	372,656	354,340
Less accumulated depreciation	(151,266)	(136,949)
Less accumulated capital lease amortization	(145)	—
Property and equipment, net	$221,245	$217,391

Note 6, Credit Arrangements:

At December 31, 2006, Havertys had $80,000,000 of bank revolving credit facilities with a group of banks comprised of two agreements terminating in August 2010. Havertys owed $12,600,000 under these facilities which was all classified as short-term debt at December 31, 2006. Amounts available are reduced by outstanding letters of credit which were $5,403,000 at December 31, 2006. The facilities also have provisions for commitment fees.

The weighted average stated interest rate for these outstanding borrowings at December 31, 2006 was 6.34%.

Note 7, Accrued Liabilities:

Accrued liabilities consist of the following:

(In thousands)	2006	2005
Employee compensation, related taxes and benefits	$15,989	$15,301
Taxes other than income and withholding	9,186	9,876
Self-insurance reserves	4,965	4,422
Other	11,020	14,044
	$41,160	$43,643

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8, Income Taxes:

Income tax expense (benefit) consists of the following:

(In thousands)	2006	2005	2004
Current
Federal	$12,077	$8,419	$11,476
State	1,417	789	1,134
	13,494	9,208	12,610
Deferred
Federal	(3,448)	(604)	624
State	(422)	(104)	62
	(3,870)	(708)	686
	$9,624	$8,500	$13,296

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate is as follows:

(In thousands)	2006	2005	2004

Statutory rates applied to income before income taxes	$8,968	$8,244	$12,576
State income taxes, net of Federal tax benefit	647	445	777
Other	9	(189)	(57)
	$9,624	$8,500	$13,296

Deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

(In thousands)	2006	2005

Deferred tax assets: Accrued liabilities	$4,697	$1,054
Net property and equipment	4,098	1,888
Leases	3,738	3,416
Other comprehensive income	421	509
Total deferred tax assets	12,954	6,867
Deferred tax liabilities: Accounts receivable related	724	607
Inventory related	4,099	1,243
Other	1,211	818
Total deferred tax liabilities	6,034	2,668
Net deferred tax assets	$6,920	$4,199

The amounts per the preceding table are grouped based on broad categories of items that generate the deferred tax assets and liabilities. Deferred tax assets and deferred tax liabilities which are current are netted against each other as are non-current deferred tax assets and non-current deferred liabilities as they relate to each tax-paying component in accordance with SFAS No. 109, “Accounting for Income Taxes” for presentation on the balance sheets. These are detailed in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	2006	2005

Current assets (liabilities):
Current deferred assets	$3,814	$4,181
Current deferred liabilities	(1,779)	(1,806)
	2,035	2,375
Non-current assets (liabilities):
Non-current deferred assets	11,733	5,809
Non-current deferred liabilities	(6,848)	(3,985)
	4,885	1,824
Net deferred tax assets	$6,920	$4,199

Note 9, Long-term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:

(In thousands)	2006	2005

Revolving credit notes (a)	$—	$—
Unsecured term note (b)	—	4,000
7.95% unsecured term note (c)	8,000	9,000
7.44% unsecured term note (d)	5,000	7,500
7.16% unsecured term note (e)	2,143	6,429
7.78% secured debt (f)	15,879	17,232
Lease obligations (g)	6,827	—
	37,849	44,161
Less portion classified as current	10,334	13,139
	$27,515	$31,022

(a) The Company has revolving credit facilities as described in Note 6. Borrowings under these facilities have a floating rate of interest of LIBOR plus a spread which is based on a fixed charge coverage ratio and mature in 2010.

(b) The term note was payable in quarterly installments of $1,000,000 plus interest and matured in November 2006. The note had a floating rate of interest of LIBOR plus 0.7%.

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

(f) This debt is recorded in accordance with the consolidation requirements of FIN 46. The debt is a mortgage note with semi-annual payments of interest and principal of $1,332,000 and matures in April 2009 with a balloon payment of $12,000,000. Property with a net book value at December 31, 2006 of $20,490,000 is pledged as collateral on this debt.

(g) Lease obligations are related to two retail stores with a net book value of $8,433,000 at December 31, 2006.

Our debt agreements require, among other things, that we: (a) meet certain working capital requirements; (b) limit the type and amount of indebtedness incurred; (c) limit operating lease rentals; and (d) grant certain lenders identical security for any liens placed upon our assets, other than those liens specifically permitted in the loan agreements. The debt agreements also contain cross-default provisions. Covenants under the revolving

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit notes include tests for minimum fixed charge coverage and maximum levels of adjusted debt to total adjusted capital. We are in compliance with the covenants of the debt agreements and revolving notes at December 31, 2006.

The aggregate maturities of long-term debt and lease obligations during the five years subsequent to December 31, 2006 are as follows: 2007 - $10,334,000; 2008- $8,324,000; 2009 - $13,117,000; 2010 - $317,000; 2011 - $377,000; and $5,380,000 thereafter.

Cash payments for interest were $3,937,000, $4,242,000 and $5,595,000 in 2006, 2005 and 2004, respectively.

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

Note 11, Benefit Plans:

We have a defined benefit pension plan covering substantially all employees hired on or before December 31, 2005. The pension plan was closed to any employees hired after that date. The benefits are based on years of service and the employee’s final average compensation. Effective January 1, 2007, there will be no new benefits earned under this plan for additional years of service after December 31, 2006. All current participants in the plan will keep any and all benefits that they have accrued up until December 31, 2006, provided that they are vested at the time their employment ends.

Havertys also has a non-qualified, non-contributory supplemental executive retirement plan (SERP) which covers two retired executive officers. The SERP provides annual supplemental retirement benefits to the executives amounting to 55% of final average earnings less benefits payable from our defined benefit pension plan and Social Security benefits. We also have a non-qualified, non-contributory SERP for employees whose retirement benefits are reduced due to their annual compensation levels. The total amount of annual retirement benefits per the plans that may be paid to an eligible participant in the SERP from all sources (Retirement Plan, Social Security and the SERP) may not exceed $125,000. Under these supplemental plans, which are not funded, we pay benefits directly to covered participants beginning at their retirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our pension and supplemental retirement plans subsequent to the adoption of Statement 158.

	Defined Benefit Plan		Supplemental Plans
(In thousands)	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$65,097	$57,536	$2,884	$2,842
Service cost	3,343	3,030	74	68
Interest cost	3,630	3,343	183	157
Actuarial losses	18	3,846	203	90
Curtailment gain	(9,176)	—	—	—
Amendment	—	—	2,046	—
Benefits paid	(2,414)	(2,658)	(278)	(273)
Benefit obligation at end of year	60,498	65,097	5,112	2,884
Change in plan assets:
Fair value of plan assets at beginning of year	60,294	56,110	—	—
Employer contribution	—	6,000	278	273
Actual return on plan assets	6,279	842	—	—
Benefits paid	(2,414)	(2,658)	(278)	(273)
Fair value of plan assets at end of year	64,159	60,294	—	—
Funded status of the Plan over (under) funded	$3,661	$(4,803)	$(5,112)	$(2,884)
Unrecognized actuarial loss		11,405		483
Unrecognized prior service cost		331		96
Net amount recognized		$6,933		$(2,305)

Accumulated benefit obligations	$60,498	$55,689	$4,851	$2,884

Amounts recognized in accumulated other comprehensive loss consist of:

	Defined Benefit Plan			Supplemental Plans
(In thousands)	2006		2005	2006	2005

Prior service cost	$—	$	N/A	$(2,108)	$	N/A
Net actuarial loss	(31)		N/A	(671)		N/A
	$(31)			$(2,779)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net pension cost included the following components:

	Defined Benefit Plan			Supplemental Plans
(In thousands)	2006	2005	2004	2006	2005	2004

Service cost-benefits earned during the period	$3,343	$3,030	$2,529	$74	$68	$57
Interest cost on projected benefit obligation	3,630	3,344	3,138	183	157	168
Expected return on plan assets	(4,452)	(4,119)	(3,915)	—	—	—
Amortization of prior service cost	123	142	133	34	5	5
Amortization of actuarial gain	389	15	—	15	9	8
Net periodic cost	3,033	2,412	1,885	306	239	238
Curtailment loss	208	—	—	—	—	—
Net pension costs	$3,241	$2,412	$1,885	$306	$239	$238

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2007 is approximately $227,000 for the supplemental retirement plans.

Assumptions

The Company uses a measurement date of December 31 for its pension and other benefit plans. Weighted-average assumptions used to determine benefit obligations at December 31:

	2006	2005

Discount rate	5.75%	5.75%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2006	2005

Discount rate	5.75%	5.75%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	3.50%	2.75%

To develop the expected long-term rate of return on assets assumption, the historical returns and the future expectations for returns for each asset class was considered, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.50% long-term rate of return on assets assumption.

Plan Assets

The pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

Asset Category	2006	2005

Equity securities	62%	60%
Debt securities	36%	38%
Cash	2%	2%
Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Objectives and Asset Strategy

The Board of Director’s Executive Compensation and Employee Benefits Committee (the “Compensation Committee”) is responsible for administering Havertys’ pension plan. The primary investment objective of the plan is to ensure, over its long term life, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. An important secondary objective of the plan is to be able to improve the plan’s funded status therefore reducing employer contributions. In meeting these objectives, the Compensation Committee seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk.

The assets of the plan are being invested according to the following asset allocation guidelines, established to reflect the growth expectations and risk tolerance of the Compensation Committee.

Security Class	Strategic Target	Tactical Range

Equity:
Domestic Equity – Diversified Portfolio	50%	40.0% — 60.0%
Haverty Common Stock	10%	5.0% — 15.0%
Total Equity	60%	50.0% — 70.0%
U.S. Fixed Income	40%	30.0% — 50.0%
Cash	0%	0.0% — 10.0%
Total Fund	100%

Equity securities include 203,500 shares of Havertys’ Class A Common Stock with an aggregate fair value of $3,024,000 (4.7 % of total plan assets) at December 31, 2006. The plan received $50,900 in dividends from these shares in 2006.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year(s)	Pension Benefits	Supplemental Plans
2007	$2,700	$280
2008	2,900	280
2009	3,000	270
2010	3,200	250
2011	3,300	260
2012-2016	21,000	1,190

The effect of applying Statement 158 (see Note 2) on individual line items in the Consolidated Balance Sheet as of December 31, 2006 was as follows: a reduction in other assets of $1,227,000, an increase in total liabilities of $260,000, and an increase in accumulated other comprehensive loss of $1,487,000.

Other Plans

Havertys has an employee savings/retirement (401k) plan to which substantially all employees may contribute. We matched employee contributions to the extent of 50% of the first 2% of eligible pay and 25% of the next 4% contributed by participants. We expensed approximately $1,476,000 in 2006, $1,306,000 in 2005 and $1,416,000 in 2004 in matching employer contributions under this plan.

Effective January 1, 2007, the Company will increase its matching contribution to 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. This represents an increase in the maximum match from 2% to 3.5% of eligible pay. The Company will also contribute an additional 2% of eligible pay to those individuals with at least 10 years of service and whose age plus years of service equal 65 on December 31, 2006. These contributions will be made at the end of each calendar year of the eligible participant’s employment beginning on December 31, 2007 and continuing until further notice by the Company. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional deposits will be made into the 401(k) accounts of these individuals because they have less time to benefit from the newly increased 401(k) Company match to offset the benefit freeze as of December 31, 2006 under the defined benefit plan.

Havertys offers no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note 12, Stock Based Compensation Plans:

We adopted Statement 123(R) on January 1, 2006 and applied the modified prospective transition method. Under this method, we (1) did not restate any prior periods and (2) are recognizing compensation for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our Statement 123 pro forma disclosures.

At December 31, 2006, we have options and awards outstanding under two stock-based employee compensation plans. As permitted by Statement 123, we had previously accounted for share-based payments to employees using Opinion 25’s intrinsic value method. Accordingly, no stock-based employee compensation cost for any options were reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

On August 18, 2005, the Board of Directors of Havertys, upon the recommendation of the Compensation Committee, approved the acceleration of vesting of all “out-of-the-money”, unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than $12.57, the closing price of Havertys’ common stock on August 18, 2005. Options to purchase approximately 482,650 shares of common stock, which otherwise would have vested on a yearly basis through 2008 became immediately exercisable. The weighted average exercise price of the accelerated options is $17.49. The decision to initiate the acceleration was made primarily to reduce compensation expense that would be expected to be recorded in future periods following our adoption on January 1, 2006 of Statement 123(R). As a result of the acceleration, we reduced this expected compensation expense, net of tax, by a total of approximately $3,700,000 (approximately $2,000,000 in 2006, $1,100,000 in 2007, and $600,000 in 2008). These amounts are based on fair value calculations using the Black-Scholes methodology.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation (in thousands, except per share amounts). Restricted stock compensation is charged to expense over the vesting periods of the grants.

	2005	2004

Net income, as reported	$15,054	$22,636
Reported stock-based compensation expense, net of tax	630	70
Pro forma stock-based employee compensation expense, net of tax	(6,394)	(2,837)
Pro forma net income	$9,290	$19,869

Earnings per share:

As reported:
Basic:
Common	$0.67	$1.01
Class A	$0.63	$0.96
Diluted:
Common	$0.66	$0.98
Class A	$0.63	$0.94
Pro Forma:
Basic:
Common	$0.42	$0.89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A	$0.39	$0.84
Diluted:
Common	$0.41	$0.87
Class A	$0.39	$0.84

The Compensation Committee serves as Administrator for Havertys’ stock based compensation plans. Our stockholders approved the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) which provides greater flexibility and a wider array of equity compensation vehicles than the 1998 Stock Option Plan (the “1998 Plan”). Awards and options are granted by the Compensation Committee to officers and non-officer employees. As of December 31, 2006, the maximum number of option shares which may be granted under the 1998 Plan was 164,200 and 812,200 shares were available for awards and options under the 2004 LTIP Plan.

The table below summarizes options and restricted awards activity for the past three years under the Company’s Plans.

	Stock Options		Restricted Awards
	Option Shares	Weighted Average Grant Price	Restricted Shares	Weighted Average Award Price
Outstanding at December 31, 2003	2,691,500	$14.53	—	—
Granted	91,700	17.22	177,750	$17.35
Exercised	(285,200)	12.04	—	—
Forfeited	(41,500)	15.65	—	—
Outstanding at December 31, 2004	2,456,500	14.90	177,750	17.35
Granted	7,500	14.36	8,150	12.34
Exercised or restrictions lapsed	(41,000)	10.79	(20,650)	19.95
Forfeited	(78,300)	16.22	(6,950)	17.01
Outstanding at December 31, 2005	2,344,700	14.92	158,300	16.77
Granted	—	—	129,750	14.09
Exercised or restrictions lapsed	(177,600)	11.85	(61,325)	17.00
Forfeited	(75,700)	18.01	(8,150)	15.48
Outstanding at December 31, 2006	2,091,400	$15.07	218,575	$15.33
Exercisable at December 31, 2006	2,091,400	$15.07
Exercisable at December 31, 2005	2,344,700	$14.92
Exercisable at December 31, 2004	1,438,200	$13.47

All of the options and restricted awards outstanding at December 31, 2006 were for Common Stock. Exercise prices for options outstanding as of December 31, 2006 ranged from $6.94 to $20.75.

The following table summarizes information about the stock options outstanding as of December 31, 2006:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$ 6.94 - 10.13	117,900	1.9	$9.88
10.81 - 15.94	1,463,800	4.5	13.82
17.01 - 20.75	509,700	4.3	19.85
$ 6.94 - 20.75	2,091,400	4.3	$15.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options granted before December 1, 2003 have maximum terms of 10 years and grants after that date have maximum terms of 7 years.

We transitioned from the use of options to restricted stock awards in our long-term incentive compensation strategy and accordingly, many participants received a mix of stock options and restricted stock awards in 2004 and only restricted stock awards in 2006.

Grants of restricted common stock are made to certain officers, key employees and members of the board of directors under the 2004 LTIP Plan. The forfeiture provisions on the awards generally expire annually, over periods not exceeding four years. The compensation is being charged to selling, general and administrative expense over the respective shares vesting period on a straight-line basis and was $1,284,000, $1,028,000 and $113,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006, the total compensation cost related to unvested restricted stock awards was $2,343,000 and is expected to be recognized over a weighted-average period of 3.5 years.

Pro forma information regarding net income and earnings per share required by FAS 123 is provided earlier in this Note. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The weighted-average fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004

Risk-free interest rate	3.6%	3.5%
Expected life in years	5.0	5.0
Expected volatility	45.6%	45.6%
Expected dividend yield	1.4%	1.4%
Estimated fair value of options granted per share	$5.66	$6.77

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of Havertys’ employee stock options.

Note 13, Earnings Per Share:

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	2006	2005	2004
Common:
Weighted average shares outstanding	18,336	18,301	18,227
Assumed conversion of Class A Common shares	4,247	4,310	4,343
Dilutive options, awards and common stock equivalents	312	156	513
Total weighted-average diluted Common shares	22,895	22,767	23,083

	2006	2005	2004
Basic earnings per share:
Common Stock	$0.72	$0.67	$1.01
Class A Common Stock	$0.67	$0.63	$0.96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share:
Common Stock	$0.70	$0.66	$0.98
Class A Common Stock	$0.67	$0.63	$0.94

During 2006, options outstanding for 995,277 shares and their related exercise prices of $15.94 to $20.75 were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the shares and, therefore, the effect would be antidilutive.

Note 14, Commitments:

We lease certain property and equipment. Initial lease terms range from 5 years to 30 years and certain leases contain renewal options ranging from 1 to 25 years or provide for options to purchase the related property at fair market value or at predetermined purchase prices. The leases generally require Havertys to pay all maintenance, property taxes and insurance costs.

(In thousands)	Operating Leases
2007	$30,761
2008	30,661
2009	28,471
2010	25,102
2011	22,554
Subsequent to 2011	167,057
Total minimum payments	304,606
Less total minimum sublease rentals	(4,412)
Net minimum lease payments	$300,194

Step rent and escalation clauses and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Lease concessions for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following:

(In thousands)	2006	2005	2004

Property
Minimum	$27,577	$26,139	$25,800
Additional rentals based on sales	842	600	847
Sublease income	(1,342)	(1,681)	(2,172)
	27,077	25,058	24,475
Equipment	2,918	3,292	3,101
	$29,995	$28,350	$27,576

Note 15, Supplemental Cash Flow Information:

Income Taxes Paid

We paid state and federal income taxes of $11,943,000, $14,479,000 and $11,164,000 for 2006, 2005 and 2004, respectively. We also received income tax refunds of $3,522,000, $84,000 and $175,000 in 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Cash Transactions

We increased property and equipment and debt and lease obligations by approximately $5,559,000 in 2006.

We recorded the tax benefits related to our share-based plans as a reduction of our income tax liability and as additional paid-in capital in the amount of $399,000, $40,000 and $434,000 for 2006, 2005 and 2004, respectively.

Note 16, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	2006 Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$209,089	$211,034	$222,940	$216,038
Gross profit	104,774	103,891	109,048	108,442
Credit service charges	762	692	682	687
Net income	5,103	3,591	4,136	3,170
Basic earnings per share:
Common	0.23	0.16	0.18	0.14
Class A Common	0.22	0.15	0.17	0.13
Diluted earnings per share:
Common	0.23	0.16	0.18	0.14
Class A Common	0.22	0.15	0.17	0.13

	2005 Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$207,634	$192,394	$202,044	$225,587
Gross profit	98,683	91,546	96,097	109,241
Credit service charges	989	875	837	805
Net income	3,174	1,309	3,816	6,755
Basic earnings per share:
Common	0.14	0.06	0.17	0.30
Class A Common	0.13	0.05	0.16	0.29
Diluted earnings per share:
Common	0.14	0.06	0.17	0.30
Class A Common	0.13	0.05	0.16	0.29

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17, Market Prices and Dividend Information:

Our two classes of common stock trade on The New York Stock Exchange (“NYSE”). The trading symbol for the Common Stock is HVT and for Class A Common Stock is HVT.A The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends paid for the last two years:

	2006
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared

March 31	$15.45	$12.66	$0.0675	$15.00	$12.93	$0.0625
June 30	16.55	13.70	0.0675	16.30	14.00	0.0625
September 30	17.15	13.44	0.0675	17.01	13.50	0.0625
December 31	17.04	13.67	0.0675	16.85	13.75	0.0625

	2005
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared

March 31	$18.60	$15.05	$0.0625	$18.00	$15.10	$0.0575
June 30	16.89	13.00	0.0625	16.80	13.37	0.0575
September 30	14.94	11.95	0.0625	13.87	12.10	0.0575
December 31	14.23	11.53	0.0675	13.77	11.92	0.0625

Based on the number of individual participants represented by security position listings, there are approximately 3,000 holders of the Common Stock and 200 holders of the Class A Common Stock.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

	Column B Balance at beginning of period Column A	Column C Additions charged to costs and expenses	Column D Deductions-describe (1)(2)	Column E Balance at end of period

Year ended December 31, 2006:
Allowance for doubtful accounts	$2,400	$656	$1,156	$1,900
Reserve for cancelled sales and allowances	$1,575	$15,269	$15,369	$1,475
Year ended December 31, 2005:
Allowance for doubtful accounts	$2,950	$1,011	$1,561	$2,400
Reserve for cancelled sales and allowances	$1,500	$14,850	$14,775	$1,575
Year ended December 31, 2004:
Allowance for doubtful accounts	$4,500	$558	$2,108	$2,950
Reserve for cancelled sales and allowances	$1,800	$13,330	$13,630	$1,500

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries and the disposal value of repossessions.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.