Form 10-Q
period 2007-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2007-05-09
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
(404) 443-2900
Registrant’s telephone number, including area code

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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 30, 2007 were: Common Stock – 18,518,353; Class A Common Stock – 4,182,421.

HAVERTY FURNITURE COMPANIES, INC.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Income – Three Months ended March 31, 2007 and 2006	2

	Condensed Consolidated Statements of Cash Flows – Three Months ended March 31, 2007 and 2006	3

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

	Item 4. Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	15

	Item 6. Exhibits	15

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,984	$12,139
Accounts receivable, net	64,736	63,996
Inventories	119,795	124,764
Prepaid expenses	10,048	6,693
Deferred income taxes	2,552	2,035
Other current assets	4,826	9,682
Total current assets	209,941	219,309
Accounts receivable, long-term	14,105	14,974
Property and equipment, net	219,225	221,245
Other assets	13,425	14,226
	$456,696	$469,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$10,550	$12,600
Accounts payable	31,282	40,851
Customer deposits	18,789	19,674
Accrued liabilities	29,667	38,975
Current portion of long-term debt and lease obligations	10,366	10,334
Total current liabilities	100,654	122,434
Long-term debt and lease obligations, less current portion	36,618	27,515
Other liabilities	26,688	27,882
Total liabilities	163,960	177,831

Stockholders’ Equity
Capital stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2007 – 24,751; 2006 – 24,717 shares	24,751	24,717
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2007 – 4,711; 2006 – 4,724 shares	4,711	4,724
Additional paid-in capital	58,336	57,195
Retained earnings	269,493	269,873
Accumulated other comprehensive loss	(2,396)	(2,427)
Less treasury stock at cost – Common Stock (2007 and 2006 – 6,245 shares and Convertible Class A Common Stock (2007 and 2006 – 522 shares)	(62,159)	(62,159)
Total stockholders’ equity	292,736	291,923
	$456,696	$469,754

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data – Unaudited)

	Quarter Ended March 31
	2007	2006

Net sales	$191,073	$209,088
Cost of goods sold	95,642	104,314
Gross profit	95,431	104,774
Credit service charges	655	762
Gross profit and other revenue	96,086	105,536

Expenses:
Selling, general and administrative	95,127	98,550
Interest, net	(59)	(34)
Provision for doubtful accounts	145	34
Other (income) expense, net	(480)	(1,218)
Total expenses	94,733	97,332

Income before income taxes	1,353	8,204
Income taxes	522	3,101
Net income	$831	$5,103

Basic earnings per share:
Common Stock	$0.04	$0.23
Class A Common Stock	$0.03	$0.22

Diluted earnings per share:
Common Stock	$0.04	$0.23
Cass A Common Stock	$0.03	$0.22

Weighted average shares – basic:
Common Stock	18,486	18,163
Class A Common Stock	4,197	4,286

Weighted average shares – assuming dilution:
Common Stock	22,977	22,620
Class A Common Stock	4,197	4,286

Cash dividends per share:
Common Stock	$0.0675	$0.0675
Class A Common Stock	$0.0625	$0.0625

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands – Unaudited)

	Three months ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$831	$5,103
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,646	5,278
Provision for doubtful accounts	145	(34)
Deferred income taxes	(64)	73
Gain on sale of property and equipment	(208)	(1,253)
Other	379	355
Changes in operating assets and liabilities:
Accounts receivable	(15)	11,600
Inventories	4,969	(12,733)
Customer deposits	(885)	194
Other assets and liabilities	1,743	3,654
Accounts payable and accrued liabilities	(19,761)	(13,671)
Net cash used in operating activities	(7,220)	(1,434)

Cash Flows from Investing Activities:
Capital expenditures	(2,453)	(7,323)
Proceeds from sale of land, property and equipment	877	2,112
Other investing activities	45	124
Net cash used in investing activities	(1,531)	(5,087)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	302,425	317,365
Payments of borrowings under revolving credit facilities	(294,475)	(311,665)
Net increase in borrowings under revolving credit facilities	7,950	5,700
Payments on long-term debt and lease obligations	(2,068)	(1,500)
Proceeds from exercise of stock options	224	516
Dividends paid	(1,510)	(1,493)
Net cash provided by financing activities	4,596	3,223

Decrease in cash and cash equivalents during the period	(4,155)	(3,298)

Cash and cash equivalents at beginning of period	12,139	11,121

Cash and cash equivalents at end of period	$7,984	$7,823

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Basis of Presentation

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us) is a full service home furnishings retailer. The Company operates all of its stores using the Havertys brand and does not franchise its concept. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries and one variable interest entity under FIN 46. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current presentation.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B – Recent Accounting Standards and Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004. The examination of the Company’s U.S. federal income tax return for 2003 was completed during 2006 and there were no resulting adjustments required.

With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2003. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, we recorded a $300,000 positive cumulative effect adjustment to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.4 million of which approximately $0.9 million, if recognized, would favorably affect the effective tax rate of future periods.

In addition, at the date of adoption, the Company had accrued interest and penalties related to the unrecognized tax benefits of approximately $0.4 million, which is included as a component of the unrecognized tax benefit of $1.4 million noted above. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

It is reasonably possible that the amount of the unrecognized benefit with respect to our uncertain tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits related to certain state taxation issues. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE C – Account Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. A portion of the receivables are classified as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rate will differ significantly. At March 31, 2007 and 2006, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $21.0 million and $15.5 million, respectively.

NOTE D – Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on actual inventory levels and recent costs. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates. Since these are affected by factors beyond management’s control, interim calculations are subject to the final year-end LIFO inventory valuations.

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Quarter Ended March 31,
	2007	2006
Common:
Weighted average shares outstanding	18,486	18,163
Assumed conversion of Class A Common shares	4,197	4,286
Diluted options and stock awards	294	171

Total weighted-average diluted Common shares	22,977	22,620

NOTE F – Other (income) expense, net

Other (income), expense, net includes any gains or losses on sales of property and equipment, impairment losses and changes in previously estimated losses and other miscellaneous income or expense items which are non-recurring in nature. The following are the significant gains that have been included in “other (income) expense, net.” We had gains of approximately $0.2 million and $1.3 million from the sales of properties during the first quarter of 2007 and 2006, respectively.

NOTE G – Comprehensive Income

Total comprehensive income was comprised of the following (in thousands):

	Quarter Ended March 31,
	2007	2006

Net income	$831	$5,103
Amortization of derivative, net of applicable income tax	31	31
Changes in minimum pension liability	—	224

Total comprehensive income	$862	$5,358

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE H – Pension Plans

We have a defined benefit pension plan covering substantially all employees hired on or before December 31, 2005. The pension plan was closed to any employees hired after that date. The benefits are based on years of service and the employee’s final average compensation. Effective January 1, 2007, no new benefits are earned under this plan for additional years of service after December 31, 2006.

We also have non-qualified, non-contributory supplemental executive retirement plans (SERP) for employees whose retirement benefits are reduced due to their annual compensation levels. The total amount of annual retirement benefits per the plans that may be paid to an eligible participant in the SERP from all sources (Retirement Plan, Social Security and the SERP) may not exceed $125,000. Under these supplemental plans, which are not funded, we pay benefits directly to covered participants beginning at their retirement

Net pension (income) cost included the following components (in thousands):

	Quarter Ended March 31,
	2007	2006

Service cost-benefits earning during period	$37	$882
Interest cost on projected benefit obligations	922	957
Expected return on plan assets	(1,177)	(1,107)
Amortization of prior service costs	52	37
Amortization of actuarial loss	4	113

Net pension (income) cost	$(162)	$882

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements we make in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (Supp. 1996). Examples of such statements in this report include descriptions of our plans with respect to new store openings and relocations, our plans to enter new markets and expectations relating to our continuing growth. The forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement. Such statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. The following are some of the factors that could cause Havertys’ actual results to differ materially from the expected results described in our forward-looking statements: the ability to maintain favorable arrangements and relationships with key suppliers (including domestic and international sourcing); any disruptions in the flow of imported merchandise; conditions affecting the availability and affordability of retail and distribution real estate sites; the ability to attract, train and retain highly qualified associates to staff existing and new stores, distribution facilities and corporate positions; general economic and financial market conditions which affect consumer confidence and the spending environment for big ticket items; competition in the retail furniture industry; and changes in laws and regulations, including changes in accounting standards, tax statues or regulations.

Operating Results and Financial Condition

The following discussion of Havertys’ financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included herein.

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comparable store sales increases or decreases for the periods indicated:

	2007			2006			2005
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars (000)s	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars (000)s	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars (000)s	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$191.1	(8.6)%	(10.4)%	$209.1	0.7%	(0.6)%	$207.6	9.1%	4.7%
Q2	—	—	—	211.0	9.7	7.8	192.4	7.1	2.3
Q3	—	—	—	223.0	10.3	8.2	202.1	2.3	(1.0)
Q4	—	—	—	216.0	(4.2)	(6.7)	225.6	4.1	1.2
Year	$191.1	(8.6)%	(10.4)%	$859.1	3.8%	1.8%	$827.7	5.5%	1.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total sales decreased $18.0 million or 8.6% and comparable stores sales decreased 10.4% or $21.5 million in the first quarter of 2007. The remaining $3.5 million of the change in sales in the first quarter of 2007 was an increase from new and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being remodeled.

Although we believe the overall economy has improved, the housing industry has shown significant weakness. Higher energy costs and geo-political concerns have contributed to consumer’s reluctance to increase spending for big-ticket furniture items. During the first three months of 2007 there was continued discounting activity in many of our markets by several retailers to stimulate business and increase their sales volume.

During the first quarter of 2007, we promoted a longer term no interest financing and special pricing on select merchandise to help stimulate sales. We are continually evaluating our promotions and have been recently offering a similar mix. We do not plan to be overly aggressive as we do not believe such stimulus would be sufficiently accretive to earnings to offset the risk of negatively impacting our “everyday low pricing” integrity with our customers over the longer term.

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

Gross profit for the first quarter of 2007 decreased 17 basis points as a percent of net sales compared to the prior year period due mostly to the impact from the close-out of certain slow moving products. We have been carefully managing our inventory and have decreased the total on hand by $5.0 million from year-end levels in response to the slower business conditions. Purchase obligations at March 31, 2007 are down approximately $15.3 million, or 26.5% from year-end. This reduction should aid in lessening the growth in future inventory close-outs.

Our gross profit is also impacted by the level of sales financed using our in-house long-term no interest credit promotions. During 2007, this impact was $0.4 million more than the comparable year ago period. We also used pricing promotions as part of a ticket building effort as an additional sales stimulus. Comparatively, gross profit for the first three months of 2006 benefited from a favorable adjustment related to inventory valuation of $0.5 million. We expect gross profit margins to remain near the 2006 annual level for the remainder of the year.

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

Our SG&A costs in the first quarter decreased $3.4 million compared to the prior year period and were $8.5 million lower on a sequential basis compared to the fourth quarter of 2006.

The total costs of the promotional credit programs offered through a third-party finance company decreased $1.2 million or 49 basis points as a percent of sales lower in the first quarter of 2007 compared to the respective period of 2006. This reduction was due in part to the types and frequency of promotions offered through the third-party and the lower usage of those programs.

Occupancy costs increased $1.3 million in the first quarter as compared to the prior year period. The majority of the increase is due to the five new retail locations in operation since the 2006 period.

Delivery expenses were also up in the first quarter 2007 as compared to the prior year period. This increase is partly due to the opening of new stores. We reduced head count during the first quarter of 2007 in response to the lower sales levels, the impact of which will be realized beginning in the second quarter.

We adjusted our advertising spending for the first quarter of 2007 using methodologies designed to reach our target customer based on historical data points. This decreased our costs by $1.9 million in the first quarter compared to the prior year period or 27 basis points as a percent of net sales.

Our administrative costs were down $1.6 million in the first quarter 2007 as compared to the 2006 period. This decrease is due in large part to the reduction in the accrued non-equity incentive amounts because of lower comparative pre-tax income. Additionally, there was a significant decrease in expense due to the cessation of pension plan benefits, partly offset by increased 401(k) matching contributions.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offers most frequently chosen by our customers carry no interest for 13 to 24 months and require equal monthly payments. These programs and the similar 12-month program generate very minor credit revenue, but incur lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers two or three different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular program offered through the third-party provider for the first quarter of 2007 was a deferred payment for 12 months with an interest accrual that is waived if the entire balance is paid in full by the end of the deferral period. For larger ticket purchases there was also available through the third-party provider no interest offers requiring 21 to 24 equal monthly payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following summarizes our credit offerings and their credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months ended March 31,
	2007	2006

Credit Service Charge Revenue	$655	$762

Amount Financed as a % of Sales:
Havertys	18.4%	14.7%
Third-Party	20.7%	25.8%
	39.1%	40.5%

% Financed by Havertys:
No Interest for 12 months	24.2%	30.4%
No Interest for > 12 months	54.6%	39.9%
No Interest for < 12 months	8.6%	12.8%
Other	12.6%	16.9%
	100.0%	100.0%

	March 31
	2007	2006

Accounts receivable	$80,641	$81,545
Allowance for doubtful accounts	1,800	2,000
Allowance as a % of accounts receivable	2.2%	2.5%

Our allowance for doubtful accounts as a percentage of receivables is lower in 2007 due to improvements in the delinquency and problem category percentages from 2006.

Interest expense (income), net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount income on the Company’s receivables which have deferred or no interest payment terms. The following table summarizes the components of interest expense (income), net (in thousands):

	Quarter Ended March 31,
	2007	2006

Interest expense on debt	$1,039	$939
Amortization of discount on accounts receivable	(1,035)	(844)
Other, including capitalized interest and interest income	(63)	(129)
	$(59)	$(34)

Interest expense on debt increased in 2007 as expected given the increase in average debt.

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

Other (income) expense

Other (income) expense includes any gains or losses on the sales of real estate and miscellaneous income or expense items which are non-recurring in nature. We had gains from the sale of certain properties of $0.2 million and $1.3 million in the first quarter of 2007and 2006, respectively.

Provision for Income Taxes

The tax rate was 38.6% and 37.8% for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes, net of the Federal tax benefit. The increase in the rate in 2007 is due in part to the change in tax law in Texas.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, we recorded a $300,000 positive cumulative effect adjustment to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.4 million of which approximately $0.9 million, if recognized, would favorably affect the effective tax rate of future periods.

In addition, at the date of adoption, the Company had accrued interest and penalties related to the unrecognized tax benefits of approximately $0.4 million, which is included as a component of the unrecognized tax benefit of $1.4 million noted above. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Based on current tax laws, the Company’s effective tax rate for 2007 is expected to be 38.6% before considering the effect of any discrete items that may affect our tax rate in future periods. There were no discrete items in the first quarter.

As of March 31, 2007, the Company’s current accrued liability for unrecognized tax benefits which includes related interest and penalties was $0.5 million. These amounts are related to various state tax audits which we expect will be concluded within the next twelve months. As of March 31, 2007, the non-current portion of our income tax liability related to unrecognized tax benefits which includes accrued interest and penalties was $0.4 million. At this time, the settlement period for the non-current portion of our income tax liability cannot be determined; however it is currently not expected to be within the next twelve months. The Company will include its income tax liabilities in the “Contractual Obligations” table in its Annual Report on Form 10-K for the year ended December 31, 2007.

Balance Sheet Changes for the Three Months Ended March 31, 2007

Our balance sheet as of March 31, 2007, as compared to our balance sheet as of December 31, 2006, was impacted by the following:

•	decrease in inventories of $5.0 million as adjustments in purchasing have been made to reflect lower current and anticipated sales volumes and a weaker selling environment;
•	decrease in accounts payable of $9.6 million, primarily due to reductions in inventory purchases;
•	decrease in accrued liabilities of $9.3 million, as liabilities for non-equity incentive pay, property taxes and other annual expenses were reset; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	increase in long-term debt of $9.1 million as $10.0 million of the borrowings under the revolving credit facilities were classified as long-term.

Liquidity and Capital Resources

The following discusses the source of our cash flows and commitments for the first three months of 2007 which impact our liquidity and capital resources on both a short-term and long-term basis.

Cash used in operations was $7.2 million. Net income was $0.8 million and depreciation and amortization was $5.6 million. We experienced reductions in accounts payable and accrued liabilities of $19.8 million offset in part by decreases of $5.0 million in inventory.

Cash flows used in investing activities of $1.5 million. These were primarily for capital expenditures of $2.5 million offset in part by $0.9 million in proceeds from the sales of property and equipment.

Cash flows provided by financing activities were $4.6 million as our debt increased $5.9 million and we paid $1.5 million in dividends.

Financings

We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in August 2010. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. The amount outstanding under these facilities at March 31, 2007 was $20.6 million. We did have letters of credit in the amount of $5.3 million outstanding at March 31, 2007 and these amounts are considered part of the facilities usage. Our unused capacity was $54.1 million at March 31, 2007.

Store Expansion and Capital Expenditures

We have entered several new markets during the past twelve months and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 4.2% annually over the past 10 years.

We will add approximately 2.7% retail square footage during 2007 by opening a net of three new stores. During the first quarter we opened a new store in Austin, Texas. We will enter the Huntsville, Alabama market in early May and add stores in existing markets including Tampa, Florida and Metro-DC. Our strategy is to pursue opportunities in markets which we can serve using our existing distribution and the opportunities for store locations are likely to rise sharply as weak retailers are unable to withstand a prolonged decline in business.

Many of our new stores under development are leased locations which reduces our capital investment. Our planned expenditures for 2007 are $13.0 million for stores, distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our planned capital expenditures.

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

PART II. OTHER INFORMATION

Item 1.A Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.	Exhibits

(a)	Exhibits

The exhibits listed below are filed with or incorporated by reference into this Report (those filed with this report are denoted by an asterisk). Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement. Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)

3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).

*3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective April 30, 2007.

10.1

Revolving Credit Agreement dated as of August 26, 2005 among Haverty Furniture Companies, Inc., as Borrower, the Lenders from time to time Party hereto, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Wachovia Bank, National Association, as Syndication Agent and SunTrust Bank, as Administrative Agent. (Exhibit 10.1 to our 2005 third Quarter Form 10-Q).

*10.1.1

First Amendment dated April 22, 2007 to the Revolving Credit Agreement dated as of August 26, 2005 among Haverty Furniture Companies, Inc., as Borrower, the Lenders from time to time Party hereto, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Wachovia Bank, National Association, as Syndication Agent and SunTrust Bank, as Administrative Agent.

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 9, 2007	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer