Form 10-Q
period 2007-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2007-08-09
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 1, 2007 were: Common Stock – 18,569,381; Class A Common Stock – 4,147,221.

HAVERTY FURNITURE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,895	$12,139
Accounts receivable, net	66,928	63,996
Inventories	103,203	124,764
Prepaid expenses	14,218	6,693
Deferred income taxes	2,719	2,035
Other current assets	7,790	9,682
Total current assets	203,753	219,309
Accounts receivable, long-term	13,123	14,974
Property and equipment, net	217,079	221,245
Other assets	13,361	14,226
	$447,316	$469,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$12,200	$12,600
Accounts payable	33,617	40,851
Customer deposits	19,091	19,674
Accrued liabilities	32,251	38,975
Current portion of long-term debt and lease obligations	8,284	10,334
Total current liabilities	105,443	122,434
Long-term debt and lease obligations, less current portion	24,525	27,515
Other liabilities	26,990	27,882
Total liabilities	156,958	177,831

Stockholders’ Equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2007 – 24,859; 2006 – 24,717 shares	24,859	24,717
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2007 – 4,670; 2006 – 4,724 shares	4,670	4,724
Additional paid-in capital	59,005	57,195
Retained earnings	266,626	269,873
Accumulated other comprehensive loss	(2,364)	(2,427)
Less treasury stock at cost – Common Stock (2007 – 6,267; 2006 – 6,245 shares and Convertible Class A Common Stock (2007 and 2006 – 522 shares)	(62,438)	(62,159)
Total stockholders’ equity	290,358	291,923
	$447,316	$469,754

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data – Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales	$187,104	$211,034	$378,177	$420,122
Cost of goods sold	96,197	107,143	191,839	211,457
Gross profit	90,907	103,891	186,338	208,665
Credit service charge	606	692	1,261	1,454
Gross profit and other revenue	91,513	104,583	187,599	210,119

Expenses:
Selling, general and administrative	93,713	98,574	188,840	197,124
Interest, net	(94)	96	(152)	62
Provision for doubtful accounts	234	82	378	116
Other (income) expense, net	(171)	(19)	(651)	(1,237)
	93,682	98,733	188,415	196,065

(Loss) income before income taxes	(2,169)	5,850	(816)	14,054
Income taxes	(818)	2,259	(296)	5,360
Net (loss) income	$(1,351)	3,591	$(520)	8,694

Basic (loss) earnings per share:
Common Stock	$(0.06)	$0.16	$(0.02)	$0.39
Class A Common Stock	$(0.06)	$0.15	$(0.03)	$0.37

Diluted (loss) earnings per share:
Common Stock	$(0.06)	$0.16	$(0.02)	$0.38
Class A Common Stock	$(0.06)	$0.15	$(0.03)	$0.37

Weighted average shares – basic:
Common Stock	18,558	18,308	18,522	18,236
Class A Common Stock	4,179	4,256	4,188	4,271

Weighted average shares – assuming dilution:
Common Stock	22,737	22,751	22,710	22,686
Class A Common Stock	4,179	4,256	4,188	4,271

Cash dividends per share:
Common Stock	$0.0675	$0.0675	$0.135	$0.135
Class A Common Stock	$0.0625	$0.0625	$0.125	$0.125

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands – Unaudited)

	Six months ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net (loss) income	$(520)	$8,694
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,340	10,528
Provision for doubtful accounts	378	116
Deferred income taxes	224	536
Gain on sale of property and equipment	(218)	(1,184)
Other	1,028	519
Changes in operating assets and liabilities:
Accounts receivable	(1,459)	17,211
Inventories	21,561	(11,067)
Customer deposits	(583)	(4,243)
Other assets and liabilities	(5,563)	2,046
Accounts payable and accrued liabilities	(14,843)	(9,480)
Net cash provided by operating activities	11,345	13,676

Cash Flows from Investing Activities:
Capital expenditures	(5,932)	(13,204)
Proceeds from sale of land, property and equipment	886	2,898
Other investing activities	158	273
Net cash used in investing activities	(4,888)	(10,033)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	350,775	503,395
Payments of borrowings under revolving credit facilities	(351,175)	(502,745)
Net (decrease) increase in borrowings under revolving credit facilities	(400)	650
Payments on long-term debt and lease obligations	(6,241)	(6,557)
Treasury stock acquired	(353)	—
Proceeds from exercise of stock options	319	1,540
Dividends paid	(3,026)	(2,998)
Other	—	96
Net cash used in financing activities	(9,701)	(7,269)

Decrease in cash and cash equivalents during the period	(3,244)	(3,626)

Cash and cash equivalents at beginning of period	12,139	11,121

Cash and cash equivalents at end of period	$8,895	$7,495

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

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, we recorded a $300,000 positive cumulative effect adjustment to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Included as a component of the unrecognized tax benefit of $1.4 million, the Company had accrued interest and penalties of approximately $0.4 million. If recognized, these tax benefits would favorably affect the effective tax rate of future periods by approximately $0.9 million.

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

NOTE C – Account Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. A portion of the receivables are classified as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rate will differ significantly. At June 30, 2007 and 2006, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $19.5 million and $16.3 million, respectively.

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Quarter Ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Common:
Weighted average shares outstanding	18,558	18,308	18,522	18,236
Assumed conversion of Class A Common shares	4,179	4,256	4,188	4,271
Dilutive options, awards and common stock equivalents	—	187	—	179

Total weighted-average diluted Common shares	22,737	22,751	22,710	22,686

NOTE F – Other (income) expense, net

Other (income), expense, net includes any gains or losses on sales of land, property and equipment and miscellaneous income or expense items which are non-recurring in nature. The following are the significant gains that have been included in “other (income) expense, net.” We had gains of approximately $0.2 million and $1.2 million from the sales of properties during the six months ended June 30, 2007 and 2006, respectively.

NOTE G – Comprehensive (loss) income

Total comprehensive (loss) income was comprised of the following (in thousands):

	Quarter Ended June 30		Six Months ended June 30
	2007	2006	2007	2006

Net (loss) income	$(1,351)	$3,591	$(520)	$8,694
Amortization of expired derivatives, net of applicable income tax	31	31	63	63
Changes in minimum pension liability	—	—	—	224

Total comprehensive (loss) income	$(1,320)	$3,622	$(457)	$8,981

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

Net pension (income) cost included the following components (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Service cost-benefits earned during period	$37	$882	$74	$1,764
Interest cost on projected benefit obligations	922	957	1,844	1,914
Expected return on plan assets	(1,177)	(1,107)	(2,354)	(2,214)
Amortization of prior service costs	52	37	104	74
Amortization of actuarial loss	4	113	8	226

Net pension (income) cost	$(162)	$882	$(324)	$1,764

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

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comparable store sales increases or decreases for the periods indicated:

	2007			2006			2005
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars (000)s	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars (000)s	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars (000)s	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$191.1	(8.6)%	(10.4)%	$209.1	0.7%	(0.6)%	$207.6	9.1%	4.7%
Q2	187.1	(11.3)	(12.7)	211.0	9.7	7.8	192.4	7.1	2.3
Q3	—	—	—	223.0	10.3	8.2	202.1	2.3	(1.0)
Q4	—	—	—	216.0	(4.2)	(6.7)	225.6	4.1	1.2
Year	$378.2	(10.0)%	(11.6)%	$859.1	3.8%	1.8%	$827.7	5.5%	1.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total sales decreased $23.9 million or 11.3% and comparable stores sales decreased 12.7% or $26.4 million in the second quarter of 2007. The remaining $2.5 million of the change in sales in the second quarter of 2007 was an increase from new and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being remodeled.

The housing industry has shown significant weakness and the financial markets have undergone recent turmoil associated with the sub-prime mortgage sector. Higher energy costs and geo-political concerns have contributed to consumer’s reluctance to increase spending for big-ticket furniture items.

During the second quarter of 2007, we promoted longer term no interest financing and special pricing on select merchandise to help stimulate sales. We also reduced our prices on our clearance merchandise to more quickly reduce their levels. We do not plan to be overly aggressive with our general merchandise pricing, except during traditional sales events as we do not believe such stimulus would be sufficiently accretive to earnings to offset the risk of negatively impacting our “everyday low pricing” integrity with our customers over the longer term.

The second quarter is historically the weakest of the year for Havertys. We are encouraged by the progress made in June and July in closing the gap versus last year’s sales volume and by the expectation of the typically stronger seasonal demand experienced in our third and fourth quarters.

Gross Profit

Cost of goods sold consists primarily of the purchase price of the merchandise together with inbound freight, handling within our distribution centers and transportation costs.

Our gross profit is largely dependent upon merchandising and warehousing capabilities, vendor pricing, transportation costs and the mix of products sold. The continued improvements related to the products imported from Asia have also generated good values for us. Many retailers have used the decreased costs to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points.

Gross profit for the second quarter of 2007 decreased 64 basis points as a percent of net sales compared to the prior year period and 135 basis points compared to the first quarter of 2007. This decrease is due mostly to the impact of greater sell through of clearance items at the beginning of the second quarter. Management of our merchandise flow includes the reduction of slower moving products and close-out inventory. The sales of these items had been slow during previous periods and we stimulated their sales during the second quarter by reducing their selling prices. We also adjusted our purchases due to slower business conditions resulting in a reduction in inventory of $15.5 million or 13.1% as compared to a year ago and $21.6 million from year-end levels.

Our gross profit is also impacted by the level of sales financed using our in-house long-term no interest credit promotions. During the six months ended June 30, 2007, this impact was $0.7 million more than the comparable year ago period. We also used pricing promotions as part of a ticket building effort as an additional sales stimulus. Comparatively, gross profit for the first six months of 2006 benefited from a favorable adjustment related to inventory valuation of $0.5 million. We expect gross profit margins for the remainder of the year to be similar to or slightly better than those experienced in the first half of 2007.

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

Our SG&A costs decreased $4.9 million compared to the prior year quarter and $8.3 million for the six months ended June 30, 2007.

Selling expenses decreased as the primary component, sales commissions and related costs are directly linked to sales volume. Commissions for the second quarter were down $2.1 million and $2.7 million for the first six months of 2007 as compared to the 2006 periods. The costs of the promotional credit programs offered through a third-party finance company decreased $0.8 million and $2.0 million compared to the prior year quarter and six months ended June 30, respectively. This reduction was due in part to the types and frequency of promotions offered through the third-party and the lower usage of those programs. Credit program costs are expected to rise in the second half of 2007 relative to both the first half of 2007 and last year’s second half due to greater anticipated usage.

Occupancy costs increased $1.0 million in the second quarter as compared to the prior year period and $2.3 million for the six months ended June 30, 2007. The majority of the increase is due to the six new retail locations opened since the 2006 periods.

Delivery expenses were down as expected in the second quarter as compared to the prior year period. In response to the lower sales levels we adjusted our routes in many of our markets, reducing total headcount and related delivery expenses. These decreases were partly offset by the costs generated due to the operations of new stores.

We adjusted our advertising spending in 2007 using methodologies designed to reach our target customer based on historical data points. This decreased our costs by $0.9 million and $3.2 million in the quarter and six months ended June 30, compared to the prior year periods, respectively.

Our administrative costs were down $0.6 million in the second quarter and $2.2 million for the first six months of 2007 as compared to the 2006 periods. This decrease is due in large part to the reduction in the accrued non-equity incentive amounts because of lower comparative pre-tax income. Additionally, there was a significant decrease in expense due to the cessation of pension plan benefits, partly offset by increased 401(k) matching contributions.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offers most frequently chosen by our customers carry no interest for 13 to 24 months and require equal monthly payments. These programs and the similar 12-month program generate very minor credit revenue, but incur lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers two or three different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables and accordingly we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular program offered through the third-party provider for the second quarter of 2007 were no interest offers requiring 31 to 33 equal monthly payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following summarizes our credit offerings and their credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Credit Service Charge Revenue	$606	$692	$1,261	$1,454

Amount Financed as a % of Sales:
Havertys	18.6%	15.1%	18.5%	14.9%
Third-Party	27.4%	28.9%	24.0%	27.4%
	46.0%	44.0%	42.5%	42.3%

% Financed by Havertys:
No Interest for 12 months	14.6%	27.1%	19.4%	28.7%
No Interest for > 12 months	67.7%	46.5%	61.1%	43.3%
No Interest for < 12 months	6.7%	11.1%	7.7%	11.9%
Other	11.0%	15.3%	11.8%	16.1%
	100.0%	100.0%	100.0%	100.0%

	June 30
	2007	2006

Accounts receivable	$81,850	$75,624
Allowance for doubtful accounts	1,800	1,840
Allowance as a % of accounts receivable	2.2%	2.4%

Our allowance for doubtful accounts as a percentage of receivables is slightly lower in 2007 due to continued record low delinquency and problem category percentages.

Interest expense (income), net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount income on the Company’s receivables which have deferred or no interest payment terms. The following table summarizes the components of interest expense (income), net (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest expense on debt	$1,067	$1,104	$2,106	$2,043
Amortization of discount on accounts receivable	(1,108)	(856)	(2,142)	(1,700)
Other, including capitalized interest and interest income	(53)	(152)	(116)	(281)
	$(94)	$96	$(152)	$62

Interest expense on debt was relatively unchanged in 2007 as the increases in average debt were offset by slightly lower average borrowing rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We make available to customers in-house interest free credit programs, which generally range from 3 to 24 months. In connection with those programs which are greater than 12 months, we are required to discount the payments to be received over the expected life (considering prepayments) of the interest free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a charge to cost of goods sold and as a contra receivable and is amortized as a credit to interest expense over the life of the receivable.

The amount of amortization has increased as the level of receivables generated under longer term, free interest financing promotions has increased.

Other (income) expense

Other (income) expense includes any gains or losses on the sales of real estate and miscellaneous income or expense items which are non-recurring in nature. We had gains from the sale of certain properties of $0.2 million and $1.2 million in the six months ended June 30, 2007 and 2006, respectively.

Provision for Income Taxes

The tax rate was 38.5% and 38.1% for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes, net of the Federal tax benefit. The increase in the rate in 2007 is due in part to the change in tax law in Texas.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, we recorded a $300,000 positive cumulative effect adjustment to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Included as a component of the unrecognized tax benefit of $1.4 million, the Company had accrued interest and penalties of approximately $0.4 million. If recognized, these tax benefits would favorably affect the effective tax rate of future periods by approximately $0.9 million.

Based on current tax laws, the Company’s effective tax rate for 2007 is expected to be 38.5% before considering the effect of any discrete items that may affect our tax rate in future periods. There were no discrete items in the first six months of 2007.

As of June 30, 2007, the Company’s current accrued liability for unrecognized tax benefits which includes related interest and penalties was $0.5 million. These amounts are related to various state tax audits which we expect will be concluded within the next twelve months. As of June 30, 2007, the non-current portion of our income tax liability related to unrecognized tax benefits which includes accrued interest and penalties was $0.5 million. At this time, the settlement period for the non-current portion of our income tax liability cannot be determined; however it is currently not expected to be within the next twelve months. The Company will include its income tax liabilities in the “Contractual Obligations” table in its Annual Report on Form 10-K for the year ended December 31, 2007.

Balance Sheet Changes for the Six Months Ended June 30, 2007

Our balance sheet as of June 30, 2007, as compared to our balance sheet as of December 31, 2006, was impacted by the following:

•	decrease in inventories of $21.6 million as adjustments in purchasing have been made to reflect lower current and anticipated sales volumes and a weaker selling environment;
•	increase in prepaid expenses of $7.5 million, primarily due to payments of estimated income taxes;
•	decrease in accounts payable of $7.2 million, primarily due to reductions in inventory purchases; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	decrease in accrued liabilities of $6.7 million, as liabilities for non-equity incentive pay, property taxes and other annual expenses were reset.

Liquidity and Capital Resources

The following discusses the source of our cash flows and commitments for the first six months of 2007 which impact our liquidity and capital resources on both a short-term and long-term basis.

Cash provided by operations was $11.3 million. Our net loss was $0.5 million and depreciation and amortization was $11.3 million. We experienced reductions in inventories of $21.6 million offset in part by decreases in accounts payable and accrued liabilities of $14.8 million.

Cash flows used in investing activities was $4.9 million. These were primarily for capital expenditures of $5.9 million offset in part by $0.9 million in proceeds from the sales of property and equipment.

Cash flows used in financing activities were $9.7 million as we made debt repayments of $6.6 million and paid $3.0 million in dividends.

Financings

We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in August 2010. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. The amount outstanding under these facilities at June 30, 2007 was $12.2 million. We did have letters of credit in the amount of $5.3 million outstanding at June 30, 2007 and these amounts are considered part of the facilities usage. Our unused capacity was $62.5 million at June 30, 2007.

Store Expansion and Capital Expenditures

We have opened new stores and entered new markets during the past twelve months and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 4.2% annually over the past 10 years.

We will add approximately 2.7% retail square footage during 2007 by opening a net of three new stores. During the first quarter we opened a new store in Austin, Texas and entered the Huntsville, Alabama market in early May. We will open additional stores in the Tampa, Florida and Metro-DC markets in the second half of 2007. Replacement stores in Wilmington, North Carolina and Birmingham, Alabama are expected to open in the fourth quarter of 2007. Our strategy is to pursue opportunities in markets which we can serve using our existing distribution. Assuming continuation of the difficult macro environment for residential furniture sales, the opportunities for store locations are likely to rise sharply as weak retailers are unable to withstand a prolonged decline in business.

Many of our new stores under development are leased locations which reduces our capital investment. Our planned expenditures for 2007 are $15.5 million for stores, distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our planned capital expenditures.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to our derivative financial instruments and other financial instruments and their related market risk since the date of the Company’s most recent annual report. We held no derivative financial instruments at June 30, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchase of Havertys’ common stock during the second quarter of 2007:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet be Purchased Under the Plans or Programs

April 1 – April 20, 2007	—	—	—	1,853,846
May 1 – May 31, 2007	22,578	$12.16	—	1,853,846
June 1 – June 30, 2007	30,000	$11.77	30,000	1,823,846

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

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders was held on May 11, 2007. There were two proposals on the ballot.

Proposal 1:	All eight incumbent directors nominated were elected by the holders of Class A Common Stock of the Company to a one year term with the following votes:

Nominee	For	Withheld

Clarence H. Ridley	3,793,506	5,527
John T. Glover	3,793,550	5,483
Rawson Haverty, Jr.	3,798,906	127
L. Phillip Humann	3,793,250	5,783
Mylle Mangum	3,798,950	83
Frank S. McGaughey, III	3,798,906	127
Clarence H. Smith	3,793,506	5,527
Al Trujillo	3,793,550	5,483

Proposal 2:	All three incumbent directors nominated were elected by the holders of Common Stock of the Company to a one year term with the following votes:

Nominee	For	Withheld

Terrence F. McGuirk	16,826,625	130,911
Vicki R. Palmer	16,835,126	122,410
Fred L. Schuermann	16,835,126	122,410

Item 6.	Exhibits

(a) Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)

3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).

3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective April 30, 2007 (Exhibit 3.2 to our First Quarter 2007 Form 10-Q).

*31.1	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 7241).

*31.2	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 7241).

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 9, 2007	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer