Form 10-Q
period 2007-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2007-11-08
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of November 6, 2007 were:   Common Stock – 17,694,321; Class A Common Stock – 4,139,181.

HAVERTY FURNITURE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,823	$12,139
Accounts receivable, net	64,708	63,996
Inventories	93,757	124,764
Prepaid expenses	15,821	6,693
Deferred income taxes	1,297	2,035
Other current assets	10,262	9,682
Total current assets	203,668	219,309
Accounts receivable, long-term	10,275	14,974
Property and equipment, net	214,700	221,245
Other assets	13,102	14,226
	$441,745	$469,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$—	$12,600
Accounts payable	40,069	40,851
Customer deposits	21,810	19,674
Accrued liabilities	36,593	38,975
Current portion of long-term debt and lease obligations	8,289	10,334
Total current liabilities	106,761	122,434
Long-term debt and lease obligations, less current portion	22,457	27,515
Other liabilities	27,527	27,882
Total liabilities	156,745	177,831

Stockholders’ Equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2007 – 24,867; 2006 – 24,717 shares	24,867	24,717
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2007 – 4,662; 2006 – 4,724 shares	4,662	4,724
Additional paid-in capital	59,336	57,195
Retained earnings	265,764	269,873
Accumulated other comprehensive loss	(2,332)	(2,427)
Less treasury stock at cost – Common Stock (2007 – 6,737; 2006 – 6,245 shares) and Convertible Class A Common Stock (2007 and 2006 – 522 shares)	(67,297)	(62,159)
Total stockholders’ equity	285,000	291,923
	$441,745	$469,754

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data – Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$200,666	$222,940	$578,843	$643,063
Cost of goods sold	101,141	113,892	292,980	325,349
Gross profit	99,525	109,048	285,863	317,714
Credit service charges	591	682	1,853	2,135
Gross profit and other revenue	100,116	109,730	287,716	319,849

Expenses:
Selling, general and administrative	99,798	103,774	288,638	300,897
Interest, net	(571)	(206)	(723)	(144)
Provision for doubtful accounts	407	151	786	268
Other (income) expense, net	(77)	(100)	(728)	(1,337)
	99,557	103,619	287,973	299,684

Income (loss) before income taxes	559	6,111	(257)	20,165
Income tax (benefit) expense	(84)	1,975	(380)	7,335
Net income	$643	$4,136	$123	$12,830

Basic earnings per share:
Common Stock	$0.03	$0.18	$0.01	$0.58
Class A Common Stock	$0.03	$0.17	$0.00	$0.54

Diluted earnings per share:
Common Stock	$0.03	$0.18	$0.01	$0.56
Class A Common Stock	$0.03	$0.17	$0.00	$0.54

Weighted average shares – basic:
Common Stock	18,460	18,410	18,501	18,295
Class A Common Stock	4,146	4,237	4,174	4,259

Weighted average shares – assuming dilution:
Common Stock	22,725	22,807	22,827	22,715
Class A Common Stock	4,146	4,237	4,174	4,259

Cash dividends per share:
Common Stock	$0.0675	$0.0675	$$0.2025	$0.2025
Class A Common Stock	$0.0625	$0.0625	$0.1875	$0.1875

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands – Unaudited)

	Nine months ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$123	$12,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,889	16,092
Provision for doubtful accounts	786	268
Deferred income taxes	190	293
Gain on sale of property and equipment	(219)	(1,178)
Other	1,398	802
Changes in operating assets and liabilities:
Accounts receivable	3,201	16,198
Inventories	31,007	(10,457)
Customer deposits	2,136	(6,141)
Other assets and liabilities	(6,273)	2,960
Accounts payable and accrued liabilities	(4,048)	(5,258)
Net cash provided by operating activities	45,190	26,409

Cash Flows from Investing Activities:
Capital expenditures	(10,173)	(17,968)
Proceeds from sale of land, property and equipment	888	3,651
Other investing activities	110	215
Net cash used in investing activities	(9,175)	(14,102)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	362,525	543,605
Payments of borrowings under revolving credit facilities	(375,125)	(547,905)
Net decrease in borrowings under revolving credit facilities	(12,600)	(4,300)
Payments on long-term debt and lease obligations	(8,306)	(8,114)
Treasury stock acquired	(5,213)	—
Proceeds from exercise of stock options	319	2,026
Dividends paid	(4,531)	(4,506)
Other	—	96
Net cash used in financing activities	(30,331)	(14,798)

Increase (decrease) in cash and cash equivalents during the period	5,684	(2,491)

Cash and cash equivalents at beginning of period	12,139	11,121

Cash and cash equivalents at end of period	$17,823	$8,630

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004. The examination of the Company’s U.S. federal income tax return for 2003 was completed during 2006 and there were no resulting adjustments required.

With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2003. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, we recorded a $300,000 positive cumulative effect adjustment to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Included as a component of the unrecognized tax benefit of $1.4 million, the Company had accrued interest and penalties of approximately $0.4 million. The resulting reserve at January 1, 2007 for unrecognized tax benefits on an after-tax basis that would favorably affect the effective tax rate of future periods if recognized was approximately $0.9 million.

During the three months ended September 30, 2007, the Company settled certain state tax audits and revised its assessments related to state taxation issues resulting in a $0.3 million recognition of these tax benefits. The remaining cumulative tax benefits at September 30, 2007 that would favorably affect the effective tax rate of future periods if recognized was approximately $0.6 million.

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

NOTE C – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. A portion of the receivables are classified as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rate will differ significantly. At September 30, 2007 and December 31, 2006, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $15.6 million and $22.1 million, respectively.

NOTE D – Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on actual inventory levels and recent costs. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates. Since these estimates may be affected by factors beyond management’s control, interim calculations are subject to the final year-end LIFO inventory valuations.

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Common:
Weighted average shares outstanding	18,460	18,410	18,501	18,295
Assumed conversion of Class A Common shares	4,146	4,237	4,174	4,259
Dilutive options, awards and common stock equivalents	119	160	152	161

Total weighted average diluted Common shares	22,725	22,807	22,827	22,715

NOTE F – Other (income) expense, net

Other (income), expense, net includes any gains or losses on sales of land, property and equipment and miscellaneous income or expense items which are non-recurring in nature. The following are the significant gains that have been included in “other (income) expense, net.” We had gains of approximately $0.2 million and $1.2 million from the sales of properties during the nine months ended September 30, 2007 and 2006, respectively.

NOTE G – Comprehensive income

Total comprehensive income was comprised of the following (in thousands):

	Quarter Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Net income	$643	$4,136	$123	$12,830
Amortization of expired derivatives, net of applicable income tax	31	31	95	94
Changes in minimum pension liability	—	—	—	224

Total comprehensive income	$674	$4,167	$218	$13,148

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

During the three month period ended September 30, 2007, we adjusted pension cost for the effect of changes in certain mortality assumptions. Net pension cost included the following components (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Service cost-benefits earned during period	$12	$863	$86	$2,589
Interest cost on projected benefit obligations	1,061	918	2,904	2,754
Expected return on plan assets	(1,177)	(1,107)	(3,532)	(3,321)
Amortization of prior service costs	52	36	157	108
Amortization of actuarial loss	14	110	23	330

Net pension cost (income)	$(38)	$820	$(362)	$2,460

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

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and revenue is recognized upon delivery to the customer. The following outlines our sales and comparable store sales increases or decreases for the periods indicated:

	2007			2006			2005
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars (000)s	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars (000)s	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars (000)s	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$191.0	(8.6)%	(10.4)%	$209.1	0.7%	(0.6)%	$207.6	9.1%	4.7%
Q2	187.1	(11.3)	(12.7)	211.0	9.7	7.8	192.4	7.1	2.3
Q3	200.7	(10.0)	(11.6)	223.0	10.3	8.2	202.1	2.3	(1.0)
Q4	—	—	—	216.0	(4.2)	(6.7)	225.6	4.1	1.2
Year	$578.8	(10.0)%	(11.6)%	$859.1	3.8%	1.8%	$827.7	5.5%	1.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total sales decreased $22.3 million or 10.0% and comparable stores sales decreased 11.6% or $25.6 million in the third quarter of 2007. The remaining $3.3 million of the change in sales in the third quarter of 2007 was an increase from new and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

The housing industry has shown significant weakness and the financial markets have undergone recent turmoil associated with the sub-prime mortgage sector. Higher energy costs and geo-political concerns have contributed to consumer’s reluctance to increase spending for big-ticket furniture items.

During the third quarter of 2007, we promoted longer term no interest financing and special pricing on select merchandise to help stimulate sales. We do not plan to be overly aggressive with our general merchandise pricing, except during sales events as we do not believe such stimulus would be sufficiently accretive to earnings to offset the risk of negatively impacting our “everyday low pricing” integrity with our customers over the longer term.

We adjusted our purchases due to slower business conditions resulting in a reduction in inventory of $24.3 million or 20.6% as compared to a year ago and $31.0 million from year-end levels. These are slightly leaner than optimum but we expect to move toward more normalized levels in the fourth quarter.

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

Gross profit for the third quarter of 2007 was 49.6%, an increase of 69 basis points as a percent of net sales compared to the prior year period. This increase is due in part to clearance activity during the prior year’s quarter. Gross profit for the nine months ended September 30, 2007 was 49.4%, virtually flat with the prior year period.

Our gross profit is affected by the level of sales financed using our in-house long-term no interest credit promotions. During the nine months ended September 30, 2007, this impact was $0.8 million less than the comparable year ago period. We also used pricing promotions as part of a ticket building effort as an additional sales stimulus. Comparatively, gross profit for the first nine months of 2006 benefited from a favorable adjustment related to inventory valuation of $0.5 million.

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

Our SG&A costs decreased $4.0 million compared to the prior year quarter and $12.3 million for the nine months ended September 30, 2007.

Selling expenses decreased as the primary component, sales commissions and related costs are directly linked to sales volume. Commissions for the third quarter were down $1.2 million and $3.9 million for the first nine months of 2007 as compared to the 2006 periods. The costs of the promotional credit programs offered through a third-party finance company increased $1.5 million and decreased $0.5 million compared to the prior year quarter and nine months ended September 30, respectively. These charges fluctuate in part due to the types and frequency of promotions offered through the third-party and the levels of usage of those programs. Credit program costs are expected to continue to be higher for the remainder of 2007 relative to last year due to greater anticipated usage.

Occupancy costs increased $0.6 million in the third quarter as compared to the prior year period and $2.8 million for the nine months ended September 30, 2007. The majority of the increase is due to six new retail locations opened or soon to open since September 30, 2006.

Delivery and certain warehousing expenses were down as expected in the third quarter as compared to the prior year period. In response to the lower sales levels we adjusted our routes in many of our markets, reducing total headcount and related delivery expenses. These decreases were partly offset by the costs generated due to the operations of new stores.

We have adjusted our advertising spending in 2007 using methodologies designed to reach our target customer based on historical data points. This decreased our costs by $1.4 million and $3.7 million in the quarter and nine months ended September 30, compared to the prior year periods, respectively.

Our administrative costs were down $1.7 million in the third quarter and $3.9 million for the first nine months of 2007 as compared to the 2006 periods. This decrease is due in large part to a reduction in compensation expenses partly offset by increased insurance costs.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 18 months and requires equal monthly payments. This program and the similar 12-month program generate very minor credit revenue, but incur lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables, and accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the third quarter of 2007 were no interest offers requiring 30 to 41 equal monthly payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following summarizes our credit offerings and their credit service charge revenue and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Credit Service Charge Revenue	$591	$682	$1,853	$2,135

Amount Financed as a % of Sales:
Havertys	13.4%	16.5%	16.7%	15.4%
Third-Party	37.4%	27.9%	28.7%	27.6%
	50.8%	44.4%	45.4%	43.0%

% Financed by Havertys:
No Interest for 12 months	14.0%	25.8%	17.9%	27.6%
No Interest for > 12 months	64.2%	51.7%	62.0%	46.4%
No Interest for < 12 months	7.6%	9.3%	7.6%	10.9%
Other	14.2%	13.2%	12.5%	15.1%
	100.0%	100.0%	100.0%	100.0%

	September 30
	2007	2006

Accounts receivable	$76,983	$76,445
Allowance for doubtful accounts	2,000	1,800
Allowance as a % of accounts receivable	2.6%	2.4%

Our allowance for doubtful accounts as a percentage of receivables is slightly higher in 2007 due to a modest increase in the delinquency and problem category percentages in the third quarter.

Interest, net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have no interest terms for greater than twelve months. The following table summarizes the components of interest expense (income), net (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest expense on debt	$755	$859	$2,861	$2,903
Amortization of discount on accounts receivable	(1,179)	(920)	(3,321)	(2,620)
Other, including capitalized interest and interest income	(147)	(145)	(263)	(427)
	$(571)	$(206)	$(723)	$(144)

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

Other (income) expense, net

Other (income) expense includes any gains or losses on the sales of real estate and miscellaneous income or expense items which are non-recurring in nature. We had gains from the sale of certain properties of $0.2 million and $1.2 million in the nine months ended September 30, 2007 and 2006, respectively.

Provision for Income Taxes

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, we recorded a $300,000 positive cumulative effect adjustment to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Included as a component of the unrecognized tax benefit of $1.4 million, the Company had accrued interest and penalties of approximately $0.4 million. The resulting reserve at January 1, 2007 for unrecognized tax benefits on an after-tax basis that would favorably affect the effective tax rate of future periods if recognized was approximately $0.9 million.

During the three months ended September 30, 2007, the Company settled certain state audits and we revised our assessments related to state taxation issues resulting in a $0.3 million recognition of these tax benefits. The remaining cumulative tax benefits at September 30, 2007 that would favorably affect the effective tax rate of future periods if recognized was approximately $0.6 million.

Based on current tax laws, the Company’s effective tax rate for 2007 is expected to be 40.8% before considering the effect of any discrete items.

As of September 30, 2007, the Company’s accrued liability for unrecognized tax benefits which includes related interest and penalties was $0.6 million and is virtually all current. These amounts are related to various state tax audits and related issues which we expect will be concluded within the next twelve months. The Company will include its income tax liabilities in the “Contractual Obligations” table in its Annual Report on Form 10-K for the year ending December 31, 2007.

Balance Sheet Changes for the Nine Months Ended September 30, 2007

Our balance sheet as of September 30, 2007, as compared to our balance sheet as of December 31, 2006, was impacted by the following:

•	increase in cash of $5.7 million;
•	decrease in inventories of $31.0 million as adjustments in purchasing have been made to reflect lower current and anticipated sales volumes and a weaker selling environment;
•	increase in prepaid expenses of $9.1 million, primarily due to required payments of estimated income taxes; and
•	decrease in notes payable to bank of $12.6 million as all borrowings under line of credit were repaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

During the first nine months of 2007, our principal source of cash was $45.2 million derived from operations. Our primary uses of cash were (1) capital expenditures totaling $10.2 million; (2) net payments on revolving credit facilities of $12.6 million; (3) repayments on debt of $8.3 million; (4) acquisition of treasury stock totaling $5.2 million; and (5) dividend payments totaling $4.5 million.

Our cash flows provided by operating activities totaled $45.2 million in the first nine months of 2007 compared to $26.4 million for the same period of 2006. This increase was the result of working capital changes, primarily the reduction in inventories offset by a reduction in net income. For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion

Our cash flows used in investing activities totaled $9.2 million in the first nine months of 2007 versus $14.1 million in the first nine months of 2006. This decrease is primarily due to a $7.8 million difference in capital expenditures offset by a $2.8 million difference in proceeds from sale of land, property and equipment.

Our cash flows used in financing activities totaled $30.3 million in the first nine months of 2007 compared to $14.8 million for the same period of 2006. This increase is primarily due to an $8.3 million increase in net payments on revolving credit facilities and a $5.2 million increase in treasury stock purchases.

Financings

We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in August 2010. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. There were no amounts outstanding under these facilities at September 30, 2007. We did have letters of credit in the amount of $5.3 million outstanding at September 30, 2007 and these amounts are considered part of the facilities usage. Our unused capacity was $74.7 million at September 30, 2007.

Store Expansion, Website Development and Capital Expenditures

We have opened new stores and entered new markets during the past twelve months and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 4.2% annually over the past 10 years.

We will add approximately 2.8% retail square footage during 2007 by opening a net of three new stores. During the first quarter we opened a new store in Austin, Texas and entered the Huntsville, Alabama market in early May. During the third quarter we opened an additional store in Tampa, Florida and closed a store in Jacksonville, Florida. In October we opened an additional store in the Metro-DC market and a replacement store in Wilmington, North Carolina. A replacement store in Birmingham, Alabama is expected to open in early November. Our strategy is to pursue opportunities in markets which we can serve using our existing distribution. Assuming continuation of the difficult macro environment for residential furniture sales, the opportunities for store locations are likely to rise sharply as weak retailers are unable to withstand a prolonged decline in business.

We have made significant investment during 2007 to upgrade and improve our website. The first stage of the improved website went live in early October and features enhanced shopping, product review and delivery availability. It has already proven to be useful in reaching the growing number of consumers that use the internet to pre-shop before going to a store. The site also provides our sales associates a tool to further engage the customer while she is in the store and extend her shopping experience when she returns home. The second stage under development will allow consumers to order and set delivery of their purchases and is expected to be operational in early 2008.

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

There have been no material changes with respect to our derivative financial instruments and other financial instruments and their related market risk since the date of the Company’s most recent annual report. We held no derivative financial instruments at September 30, 2007.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchase of Havertys’ common stock during the third quarter of 2007:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet be Purchased Under the Plans or Programs

July 1 – July 31, 2007	23,000	$11.28	23,000	1,800,846
August 1 – August 31, 2007	148,400	$10.74	148,400	1,652,446
September 1 – September 30, 2007	298,500	$10.07	298,500	1,353,946

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 8, 2007	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer