Form 10-K
period 2007-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2008-03-13
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $226,482,992 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 29, 2008

Common Stock, $1 par value per share	17,093,291 shares
Class A Common Stock, $1 par value per share	4,123,711 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2008	Part III

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2007

PART I

ITEM 1.	BUSINESS

Unless the context indicates otherwise, references to “Havertys,” “the Company,” “we,” “us,” and “our” refer to the consolidated operations of Haverty Furniture Companies, Inc. and its subsidiaries.

General

Havertys is a specialty retailer of residential furniture and accessories. We provide our customers with a wide selection of products and styles primarily in the middle to upper-middle price ranges. As an added convenience to our customers, we offer financing through an internal revolving charge credit plan as well as a third-party finance company.

Havertys originated as a family business in 1885 in Atlanta, Georgia with one store and made deliveries using horse-drawn wagons. The Company grew to 18 stores and accessed additional capital for growth through its initial public offering in October 1929. Havertys has grown to over 120 stores in 17 states in the Southern and Midwest regions. All of our stores are operated using the Havertys name and we do not franchise our stores. Based on 2006 revenues and as reported by Furniture Today, we were one of the top 10 largest specialty retailers of furniture in the country, and we believe that we are an effective and significant competitor in our markets.

We serve a target customer in the middle to upper-middle income ranges. Havertys has attracted this discriminating and demanding consumer by focusing on what we believe are the key elements of furniture retailing:

•	stylish and fashionable merchandise at a discernible value;
•	knowledgeable and helpful sales associates;
•	convenient and appealing stores;
•	targeted and complimentary advertising;
•	timely delivery of purchases to our customers’ homes; and
•	availability of flexible and competitive financing.

At Havertys, the essential ingredient in all of the above is an overriding focus on customer service. We believe that these elements combine to generate substantial brand loyalty and repeat customer business.

Industry

The retail furniture industry does not have a dominant national retailer. Personal consumption expenditures on residential furniture, which includes mattresses, totaled $84.5 billion in 2006, yet the 25 largest furniture retailers account for only 25% of the sales. Individual local market retailers, larger multiple market operators, department stores, manufacturers’ stores, “lifestyle” retailers and wholesale clubs are all competing for the consumers’ business.

The industry has been undergoing numerous fundamental changes over the last few years resulting from increased availability of high quality, lower cost imports and the bankruptcy of several key retailers. These factors have caused larger domestic manufacturers to increase foreign sourcing, reduce capacity and search for distribution solutions including forays into their own dedicated retail channel. The dramatic rise in quality imported product created opportunities for struggling retailers to “price-down” their merchandise in an attempt to stimulate top-line growth which in turn has led to industry deflation and margin pressure. However, financing the increased level of imports has created pressure on a number of retailers particularly in a period of declining sales. The increased level of imports has also challenged the back-end of the retailing business as lead-times from the factories are significantly longer and shipment quantities are larger.

These fundamental changes have been closely followed by the current weak economic cycle. The retail furniture industry is particularly sensitive, given that home furnishings are a large and postponable purchase. We believe that the weakness in housing, home mortgage markets, consumer confidence and personal disposable income, have negatively impacted sales. This has placed additional pressure on retailers and we expect there will be many financially weaker ones that will be forced to exit the business.

Strategy

Our operating strategy is to offer quality merchandise selected, and priced to appeal to our target customer, displayed attractively in well located stores. Our merchandise is primarily proprietary products branded Havertys, supplemented by key brands in the bedding category. Our sales associates are enabled by our store systems and website to provide our customers with a single source for service from product selection, credit approval and the setting of the delivery date. We believe that the quality of the merchandise we offer and our knowledgeable sales associates, coupled with the ability to deliver purchases within a short time-frame, are very important to our ability to maintain customer satisfaction.

We have made significant investments in our distribution infrastructure and believe that we can effectively flow products, particularly the increasing amount of imported goods, to our customers. Our store support infrastructure includes our proprietary management information systems, training processes, merchandising capabilities and customer credit processes. The current economic cycle has made it difficult to leverage our investments in distribution facilities and store support infrastructure.

Our strategy for expansion is to pursue opportunities in denser markets which we can serve using our existing distribution. Assuming continuation of the difficult macro environment for residential furniture sales, the opportunities for store locations are likely to rise as weak retailers are unable to withstand a prolonged decline in business.

Revenues

The following table sets forth the approximate percentage contributions by product and service to our gross revenues for the past three years:

	Year ended December 31,
	2007	2006	2005
Merchandise:
Living Room Furniture	48.1%	47.6%	48.3%
Bedroom Furniture	21.3	22.1	21.6
Dining Room Furniture	11.6	12.4	13.4
Bedding	10.1	9.8	9.3
Accessories and Other (1)	8.6	7.8	7.0
Credit Service Charges	0.3	0.3	0.4
	100.0%	100.0%	100.0%

(1)	Includes delivery charges and product protection.

Merchandising

A majority of the merchandise we carry bears the Havertys brand, Havertys Collections®. We also offer nationally well-known bedding product lines of Sealy®, Serta® and Tempur-Pedic®. We have avoided utilizing lower quality, promotional price-driven merchandise favored by many national chains, which we believe gives Havertys a unique position for a large retailer.

We tailor our merchandise presentation to the needs and tastes of the local markets we serve. All five regional managers are included in our buying team, and their input allows us to present a product mix that is roughly 10%

regionalized. This varietal mix allows us to offer more “coastal” or “western” or “urban” looks to the appropriate markets.

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

The Havertys brand products were first introduced in 2000 to leverage our overall brand awareness with our customers. These items were developed initially with manufacturers whose names do not carry the same level of customer recognition as Havertys. These products are sold in our territories exclusively by us and are sold across all price points as part of our complete merchandise mix. The number and breadth of products we offer in the Havertys Collections® was expanded during 2005. Substantially all of the merchandise that we offer today, with the exception of bedding and accessories, are Havertys’ brand products.

Our core furniture merchandise comprises approximately 87% of the furniture items, excluding bedding and accessories, which we carry in all of our stores. Additional products that are more regionally focused and items needed to merchandise our larger retail stores supplement the core furniture merchandise assortment. The level of imported merchandise that we offer has increased during the past few years as the quality and consistency of the products have improved. Imported products comprised approximately 37% of our core merchandise groups at December 31, 2003, and has increased to approximately 73% by the end of 2007. Wood products, or “case goods,” are generally imported from Asia, with only 5% of our selected case goods at December 31, 2007 produced domestically. Upholstered items are not as heavily imported, with the exception of our leather products, of which approximately 67% were imported from Mexico or Asia during 2007.

During 2003, we purchased our entire imported product mix through domestic manufacturers or agents and required many of these vendors to maintain a certain level of back-up inventory domestically. We tested and refined our supply chain systems as we transitioned in 2004 to receiving more goods that were not inventoried domestically, but still purchased through U.S. manufacturers or agents.

During 2005, we began purchasing a small level of products working directly with foreign manufacturers. We believe that, although there are savings in the “direct import” approach to sourcing our goods, there are also associated risks with quality and customer acceptance. We are using several design firms to complement our merchandising team’s skills to develop our proprietary Havertys products. We have also selected an experienced quality control firm that is dedicated to exclusively inspecting product produced for Havertys. These steps are necessary as we will continue to expand our direct import program at a measured pace.

Although we have only an estimated 1% national market share of the highly fragmented furniture retail market, we are an important customer to the largest furniture manufacturers due to our financial strength and consistent track record of controlled growth. Our current size and growth potential provide opportunities to enhance our purchasing power with our suppliers. We purchased approximately 46% of our merchandise from 10 vendors in 2007. There are, however, numerous additional merchandise sources available to Havertys.

Distribution

We completed the implementation of our new distribution system in the second quarter of 2005. This system uses a combination of three distribution centers, three home delivery centers and 13 local market cross-docks. This is in sharp contrast to the facilities in use at the beginning of 2002 of five regional warehouses and 46 local market warehouses. The distribution centers (DCs) are designed to shuttle prepped merchandise up to 250 miles for next day home deliveries, and serve cross-docks and home delivery centers within a 500-mile radius. The home delivery centers in turn provide service to markets within an additional 200 miles. Local market cross-docks process inventory in the same manner as a home delivery center but only serve a single outlying market.

The advantages of our current system include better management of inventory with reduced levels of closeouts and damaged merchandise. This structure also enables us to enter new markets without adding local market warehouses. Along with these changes, customer service has been consolidated from the local markets to two call centers, where state-of-the-art phone and computer systems allow for easier access to delivery scheduling and follow-up information.

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

Stores

As of December 31, 2007, we operated 123 stores serving 81 cities in 17 states. We have executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores, closing certain locations and moving into new markets. Accordingly, the number of retail locations has increased by 26 since the end of 1997, but total square footage has increased approximately 36.5%.

We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings. The store’s curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise. Interior details such as floor surfaces, lighting and music have been carefully chosen as backgrounds for a comfortable and inviting shopping experience. Display techniques such as using vertical space by raising product off the floor providing visual interest and impact are employed. We persistently review our showrooms’ floor layouts to ensure that we are merchandising in the most optimal manner.

Direct-to-Customer

We are investing in developing our capabilities to have direct-to-customer sales. This effort is primarily targeted on the transformation of havertys.com into an e-commerce website. We believe that this will give us significant additional competitive advantages and more fully realize the benefits of our continuing investments in product selection, product quality and distribution systems. We believe that a direct-to-customer business will complement our retail store operations by building brand awareness and as an effective advertising vehicle.

The first stage of the improved website went live in early October 2007 and features enhanced shopping, consumer product reviews, credit application and delivery availability. It has already proven to be useful in reaching the growing number of consumers that use the internet to pre-shop before going to a store. The site also provides our sales associates a tool to further engage the customer while she is in the store and extend her shopping experience when she returns home. The second stage of the site’s development provides consumers with room planners, allows them to develop “wish lists,” place orders on-line and set delivery of their purchases. These additional features became operational in March 2008.

Credit Operations

As a service to our customers, we offer a revolving charge credit plan with credit limits determined through our on-line credit approval system and an additional credit program outsourced to a third-party finance company. The combined amount financed under our credit program and the third-party finance company, as a percent of net sales, moved higher to 47% from 43% as customers responded to the more promotional credit programs and lower down payment requirements offered during 2007 than in 2006. We believe that our credit offerings are a reasonable response to similar or more aggressive promotions advertised by competitors.

Havertys Credit Services, Inc. (“Havertys Credit”), a wholly-owned subsidiary of the Company, handles the credit approval, collections and credit customer relationship functions. Havertys Credit currently maintains a receivables portfolio of approximately $68.9 million, before deducting reserves. Our credit programs typically require a 25% down payment although the average is lower due to frequent “No Down Payment” offers for above average sales ticket amounts. The term of the financing offered is primarily 12 to 36 months, with the actual average payoff being made evenly over approximately 16 months. The standard (non-promotional) credit service charge rate currently ranges from 18% to 21% per annum (except for a lower rate in Arkansas). We routinely offer various interest-free periods (typically six to 18 months) as part of promotional campaigns but do not offer payment deferrals beyond six months. The Havertys Credit financing program chosen most frequently by our customers during 2007 was a no interest offer requiring 13 to 18 equal monthly payments. Amounts financed under our programs represented approximately 15.4% of 2007 sales. We do not expect to offer through Havertys Credit interest free credit programs greater than 12 months in 2008.

We also make available to our customers additional programs provided by a third-party finance company, which offers longer payment deferrals than we choose to provide. Discounts on the outsourced credit sales approved by the third-party finance company are charged to selling, general and administrative (“SG&A”) expenses as are national credit card fees. Sales financed by the third-party provider are not Havertys’ receivables and accordingly, we do not have any credit risk or servicing responsibility for these accounts, and they are not included in our consolidated financial statements. Further, the third-party finance company has no credit or collection recourse to Havertys, and we generally receive payment from them within two to three business days from the delivery of the merchandise to the customer.

Over the last several years, credit service charge revenue has declined due to the increase in outsourcing of financing and as we have offered longer free interest periods in our financing promotions. As a result, few customers have had to pay credit service charges and “free interest” receivables have risen. These combined factors resulted in an average interest yield of approximately 3.3% for 2007.

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. We believe that the primary elements of competition in our industry are merchandise (style, quality, selection, availability, price and display), customer service, image and product-oriented advertising, consumer credit offers, and store location and design. The degree and source of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards. Furniture manufacturers have also accelerated the opening of their own dedicated retail stores in an effort to control and protect the distribution prospects of their branded merchandise.

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of competitive price-oriented furniture store chains. We believe that our customer segment responds more cautiously to typical discount promotions and focuses on the product quality and customer service offered by a retailer. We consider our experienced sales personnel and customer service as important factors in Havertys’ competitive success. Significant additional competitive advantages we believe are also provided by Havertys’ abilities to make prompt delivery of orders through maintenance of inventory and to tailor merchandise to customers’ desires on a local market basis.

Employees

As of December 31, 2007, we had approximately 4,200 employees: 2,750 in individual retail store operations, 185 in our corporate offices, 25 in our credit operations, 70 in our customer-service call centers, and 1,170 in our warehouse and delivery points. No employee of Havertys is a party to any union contract and we consider our employee relations to be good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market area.

We have developed training programs, including product knowledge, selling and management skills classes. Because we primarily promote or relocate current associates to serve as managers and assistant managers for new stores and markets, training and assessment of our associates is essential to our growth. Our regional managers and market area managers meet with senior management to discuss the development of assistant managers and certain department heads and consider possible candidates for promotion. We also maintain a list of qualified outside applicants that can be reviewed when positions become available. We have programs in our stores, distribution and corporate offices to ensure that we hire and promote the most qualified associates in a nondiscriminatory way.

Trademarks

We have registered our various logos and “Havertys Collections®” trademark with the United States Patent and Trademark Office. We believe that our trademark position is adequately protected in all markets in which we do business. We believe that our trade names are recognized by consumers and are associated with a high level of quality, value and service.

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

The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, the Federal Truth and Lending Act, Equal Credit Opportunity Act and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that we can charge and also impose other restrictions on consumer creditors, such as us, including restrictions on collection and enforcement. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid and to forego finance charges not yet paid under non-complying contracts. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collections laws.

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

Also, we make our SEC filings available on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is http://www.havertys.com.

The information on our website is not incorporated by reference into this annual report on Form 10-K.

Corporate Governance

We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of the code is posted on our website. Our website also contains additional information about our corporate governance policies.

Click on the “About Us” and then “Corporate Governance” buttons to find, among other things:

•	Corporate Governance Principles;
•	Charter of the Audit Committee;
•	Charter of the Compensation Committee; and
•	Charter of the Governance and Nominating Committee.

Any of these items are available in print free of charge to any stockholder who requests them. Requests should be sent to Corporate Secretary, Haverty Furniture Companies, Inc., 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia 30342.

EXECUTIVE OFFICERS

The following table sets forth certain information as of March 1, 2007 regarding the executive officers of Havertys.

Name	Age	Position with the Company and Other Information
Clarence H. Ridley	65	Chairman of the Board since January 2001. Vice Chairman from 1996 to 2000; Partner of King & Spalding, Attorneys, from 1977 to 2000. Director of the Company since 1979.
Clarence H. Smith	57

Chief Executive Officer since January 2003 and President since May 2002. Chief Operating Officer from May 2000 to 2002; Senior Vice President and General Manager, Stores from 1996 to 2000. He has served in other capacities at both the operational and corporate levels since joining the Company in 1973. Director of the Company since 1989.

Steven G. Burdette	46

Senior Vice President, Operations, since 2003. Vice President, Operations, from 2002 to 2003; Vice President, Merchandising, from 1994 to 2002; Assistant Vice President, Merchandising, from 1993 to 1994. His experience includes local store operations since joining the Company in 1983.

J. Edward Clary	47	Chief Information Officer since 2000. Vice President, Management Information Services, from 1994 to 2000. He joined the Company in 1990.
Thomas P. Curran	55

Senior Vice President, Marketing since 2005. Vice President, Advertising and Internet Strategies, from 2000 to 20005. Vice President, Advertising, from 1987 to 2000. His focus has been almost exclusively on advertising since joining the Company in 1982.

Allan J. DeNiro	54

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

Dennis L. Fink	56

Executive Vice President since 1996 and Chief Financial Officer since 1993. Senior Vice President from 1993 to 1996. Senior Vice President, Treasurer and Chief Financial Officer and a director of Horizon Industries, Inc., a publicly held carpet manufacturer, from 1985 to 1992.

Rawson Haverty, Jr.	51

Senior Vice President, Real Estate and Development, since 1998. Vice President, Real Estate and Insurance Divisions, from 1992 to 1998; Assistant Vice President from 1987 to 1992; joined the Company in 1984. Director of the Company since 1992.

Jenny Hill Parker	49

Treasurer since 1998 and Corporate Secretary since 1997. Vice President, Finance, since 1996; Financial officer since joining the Company in 1994. Senior Manager at KPMG Peat Marwick LLP from 1988 to 1994.

Justin P. Seamonds	37

Vice President, Controller, upon joining the Company in May 2003. Chief Financial Officer of TowerCom Management LLC, a cellular tower developer and operator from 2001 to 2003; Senior Vice President, Controller of Meridian Beverage Company, Inc., a manufacturer and marketer of fruit-flavored and premium spring water, from 1996 to 2001.

Janet E. Taylor	46	Vice President and General Counsel since May 2006. Joined the Company as Vice President, Law in September 2005. Partner of King & Spalding, Attorneys, from 2000 to 2005.
M. Tony Wilkerson	62

Executive Vice President, Merchandising since 2005. Senior Vice President, Marketing from 1994 to 2005, and Vice President, Merchandising from 1990 to 1994. He has focused primarily on merchandising since joining the Company in 1976. Director of the Company from 1999 to May 2003.

These officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time. Rawson Haverty, Jr., Clarence H. Ridley and Clarence H. Smith are first cousins.

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

A downturn in the economy may affect consumer purchase of discretionary items, which could reduce our net sales.

A large portion of our sales represent discretionary spending by our customers. Many factors affect discretionary spending, including world events, war, conditions in financial markets, general business conditions, interest rates, inflation, fluctuations in the housing markets, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and profitability could decline.

We face significant competition from national, regional and local retailers of home furnishings.

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. National mass merchants such as Macy’s, JCPenney and COSTCO also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

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

We import a substantial portion of our merchandise from foreign sources. Changes in exchange rates or tariffs could impact the price we pay for these goods, resulting in potentially higher retail prices and/or lower gross profit on these goods.

During 2007, approximately 64% of our furniture purchases, on a dollar basis were for goods not produced domestically. All of these purchases were denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such price increases, if they occur, could have one or more of the following impacts:

•	we could be forced to raise retail prices so high that we are unable to sell the products at current unit volumes;
•	if we are unable to raise retail prices commensurately with the costs increases, gross profit as recognized under our LIFO inventory accounting method could be negatively impacted; or
•

we may be forced to find alternative sources of comparable product, which may be more expensive than the current product, of lower quality, or the vendor may be unable to meet our requirements for quality, quantities, delivery schedules or other key terms.

As a result of our reliance on foreign sourcing our ability to service customers could be adversely affected and result in lower sales and earnings.

Our overseas vendors may not supply goods that meet our quality or safety specifications in a timely manner. We may reject goods that do not meet our specifications and find alternative sourcing arrangements at a higher cost or may be forced to discontinue the product.

Our revenue could be adversely affected by a disruption in our supply chain.

Disruptions to our supply chain could result in late arrivals of product. This could negatively affect sales due to increased levels of out-of-stock merchandise and loss of confidence by customers in our ability to deliver goods as promised.

The rise of oil and gasoline prices could affect our profitability.

A significant increase in oil and gasoline prices could adversely affect our profitability. Our distribution system, which utilizes three distribution centers and multiple home delivery centers to reach our markets across 17 Southern and Midwestern states, is very transportation dependent. Additionally, we deliver substantially all of our customers’ purchases to their homes.

If the transportation costs exceed those amounts that we are able to effectively pass on to the consumer, either by higher prices and/or higher delivery charges, then our profitability will suffer.

Our information technology infrastructure is vulnerable to damage that could harm our business.

Our ability to operate our business from day to day, in particular our ability to manage our point-of-sale, credit operations and distribution system, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to communicate customer information, real-time inventory information, manage our credit portfolio and to handle all facets of our distribution system from receiving of goods in the DCs to delivery to our customers’ homes. These systems and our operations are vulnerable to damage or interruption from:

•	power loss, computer systems failures and Internet, telecommunications or data network failures.
•	operator negligence or improper operation by, or supervision of, employees;
•	physical and electronic loss of data or security breaches, misappropriation and similar events;
•	computer viruses;
•	intentional acts of vandalism and similar events; and
•	tornadoes, fires, floods and other natural disasters.

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

The following table sets forth information concerning our operating facilities as of December 31, 2007.

	Retail Locations	Local Market Area Cross-docks(c)	Regional Distribution Facilities
Owned(a)	45	—	3
Leased(b)	78	13	3
Total	123	13	6

(a)	Includes capital leases on three retail stores and includes the four retail stores and a distribution center consolidated under FIN 46.
(b)	The leases have various termination dates through 2025 plus renewal options.
(c)	Of the local market area cross-docks, 8 are attached to retail locations.

(in thousands)	2007	2006	2005

Retail square footage at December 31	4,324	4,208	4,144
% Change in retail square footage	2.8%	1.5%	1.9%
Annual net sales per weighted average square foot	$185	$206	$202

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

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  The Company’s common stock and Class A common stock are traded on the New York Stock Exchange under the trading symbols “HVT” and “HVTA”. Information regarding the high and low sales prices per share of both classes of common stock in 2007 and 2006 is included in Note 17, “Market Prices and Dividend Information,” to the Company’s Consolidated Financial Statements.

(b)  Based on the number of individual participants represented by security position listings, there are approximately 2,500 holders of the Company’s common stock and 200 holders of the Class A common stock at December 31, 2007.

(c)  The payment of dividends and the amount thereof are determined by the Board of Directors and depend upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered. The Company has paid a quarterly cash dividend since 1935. Information regarding the Company’s payments of dividends for 2007 and 2006 is included in Note 17, “Market Prices and Dividend Information,” to the Company’s Consolidated Financial Statements. A quarterly dividend of $0.0675 per common share and $0.0625 per Class A common share has been declared by the directors, to be payable March 18, 2008, to holders of record on March 3, 2008.

(d)  Information concerning the Company’s equity compensation plans is set forth in Item 11 of Part II of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NSYE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2002 and ending December 31, 2007. The graph assumes an initial investment of $100 on January 1, 2002 and reinvestment of dividends.

	2002	2003	2004	2005	2006	2007
HVT	100.00	145.06	136.93	97.19	113.74	70.79
HVT-A	100.00	144.88	127.83	95.23	112.90	69.82
S&P 600 Index – Total Return	100.00	138.80	170.24	183.32	211.02	210.40
SIC Codes 5700-5799	100.00	155.47	165.12	167.06	173.93	177.24

Stock Repurchases

The following table presents information with respect to our repurchases of Havertys’ Common Stock during the fourth quarter of 2007:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May yet be Purchased
October 1 – October 31, 2007	275,500	$8.70	275,500	1,078,446
November 1 – November 30, 2007	295,700	8.52	295,700	782,746
December 1 – December 31, 2007	258,300	8.74	258,300	524,446
Total purchased during quarter ended December 31, 2007	829,500	$8.65
Total purchased during year ended December 31, 2007	1,329,400	$9.32

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

	Year ended December 31
(dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Net sales	$784,613	$859,101	$827,658	$784,162	$744,635
Gross profit(1)	389,750	426,155	395,567	378,597	362,511
Percent of net sales(1)	49.7%	49.6%	47.8%	48.3%	48.7%
Selling, general and administrative expenses(1)	391,105	404,518	377,435	348,523	327,218
Percent of net sales(1)	49.8%	47.1%	45.6%	44.5%	43.9%
Income before cumulative effect of accounting change	1,758	16,000	15,054	22,636	23,821
Basic earnings per share before accounting change(2)
Common Stock	$0.08	$0.72	$0.67	$1.01	$1.10
Class A	$0.07	$0.67	$0.63	$0.96	$1.03
Diluted earnings per share before accounting change(2)
Common Stock	$0.08	$0.70	$0.66	$0.98	$1.06
Class A	$0.07	$0.67	$0.63	$0.94	$1.02
Cash dividends:	$5,979	$6,014	$5,678	$5,550	$5,076
Amount Per Share:
Common Stock	$0.270	$0.270	$0.255	$0.250	$0.2350
Class A	$0.250	$0.250	$0.235	$0.230	$0.2150
Accounts receivable, net	$66,751	$78,970	$91,110	$90,528	$105,800
Credit service charges	2,450	2,823	3,506	4,502	6,392
Provision for doubtful accounts	1,328	656	1,011	558	1,979
Inventories	$102,452	$124,764	$107,631	$110,812	$106,264
Capital expenditures	$13,830	$23,640	$35,007	$45,264	$21,203
Depreciation/amortization expense	22,416	21,663	21,035	19,145	17,199
Property and equipment, net	209,912	221,245	217,391	205,037	171,546
Total assets	$421,937	$469,754	$463,052	$471,581	$452,692
Long-term debt, including current portion(2)	$28,684	$37,849	$44,161	$64,498	$78,930
Total debt	28,684	50,449	$48,461	$64,498	$78,930
Interest, net	(1,307)	(363)	1,362	3,483	3,872
Accounts receivable, net to debt	232.7%	156.6%	188.0%	140.4%	134.0%
Debt to total capital	9.3%	14.7%	14.8%	19.2%	23.9%
Stockholders’ equity	$278,845	$291,923	279,270	272,258	$251,156
Shares outstanding (in thousands):
Common	17,308	18,473	18,133	18,356	18,015
Class A	4,136	4,202	4,306	4,318	4,394
Total shares	21,444	22,675	22,439	22,674	22,409
Other Supplemental Data:
Retail sq. ft. (in thousands)	4,324	4,208	4,144	4,068	3,919
Number of retail locations	123	120	118	117	113
Employees	4,200	4,500	4,400	4,300	4,180

(1)

Gross profit and SG&A expenses in 2003 are shown adjusted for the amounts related to vendor rebates and advertising allowances so that they are comparable to the treatment subsequent to December 31, 2003. The amount by which gross profit, as originally reported increased and SG&A increased is $13,088,000 resulting in percent of net sales changes from those originally reported: gross profit of 46.9% and SG&A of 42.2%. These non-GAAP amounts are provided to facilitate the comparability among the periods presented due to the implementation of EITF 02-16 “Accounting by a Customer for Cash Consideration Received from a Vendor.”

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

Havertys’ cost of sales consist primarily of the purchase price of the merchandise together with inbound freight, handling within our distribution centers and transportation costs to the local markets we serve. Our gross profit is primarily dependent upon merchandising capabilities, vendor pricing and the mix of products sold. The success of our Havertys brands has continued since their introduction at the end of 2000 and these products have been expanded as a percentage of our overall sales mix. We view the sourcing of the values associated with imported product offerings and the mix of our merchandise as important opportunities for improving our performance.

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

The growing percentage of imported products from Asia and the increased Havertys brands merchandise are significant changes in our industry and our business, respectively, within a very short time frame. The longer lead times required for deliveries from the factories and the production of merchandise exclusively for Havertys have been analyzed by our supply chain team. We expanded the storage capacity of our Eastern DC to store imported goods for our Eastern growth and move into the Midwest. Additionally, this expanded facility helps us supplement the product flow from key domestic upholstery suppliers for the Florida region.

We are continuing our direct importing program initiative, with a focus on China and other parts of Asia. Our main strategy is to work with a select number of experienced manufacturers and to become important customers to these suppliers. We realize that there are increased risks in direct importing and therefore we are moving at a deliberate and measured pace.

Cash flows continued to be strong during 2007, providing funding for $13.8 million in new property and equipment expenditures, and a net reduction of total debt of $23.0 million. We have continued to improve our financial leverage and our total debt to total capital decreased from 14.7% at December 31, 2006 to 9.3% at December 31, 2007.

Critical Accounting Estimates and Assumptions

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted U.S. accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to accounts receivable and allowance for doubtful accounts, long-lived assets and facility closing costs, pension and retirement benefits and self-insurance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Accounts Receivable. We are required to estimate the collectibility of our accounts receivable. We provide an allowance for doubtful accounts using a method that considers the balances in problem and delinquent categories, historical write-offs and judgment. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharge bankruptcy or other circumstances that make further collections unlikely. We assess the adequacy of the allowance at the end of each quarter.

For the years ended December 31, 2007, 2006 and 2005, we recorded provisions for bad debts of $1.3 million, $0.7 million and $1.0 million, respectively. As of December 31, 2007 and 2006, our gross receivables of $68.9 million and $80.9 million, had reserves of $2.2 million and $1.9 million, respectively. Our allowance for doubtful accounts as a percentage of the receivables pool is higher in 2007 due to some deterioration in the delinquency and problem category percentages from the historically low level of 2006. While our customer base is large and geographically dispersed, a general economic downturn affecting our target customers could result in higher than expected defaults, and therefore the need to revise estimates for bad debts. A one-percentage-point increase in the delinquency rate assumption would impact 2007 expense by approximately $200,000, a 15% change. We believe that the allowances for doubtful accounts as of December 31, 2007 and 2006 are reasonable in light of portfolio balance, portfolio quality, historical charge-offs and reasonable charge-off forecasts.

We have made available to customers interest-free credit programs, which primarily range from 12 to 18 months. In connection with these programs which are greater than 12 months, we are required to discount payments to be received over the life of the interest-free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discounted the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and is amortized to net interest expense over the life of the receivable. The unamortized discounts were $2,051,000 and $2,257,000 at December 31, 2007 and 2006, respectively. We do not expect to offer internally financed interest-free programs greater than 12 months in 2008.

Impairment of Long-Lived Assets and Facility Closing Costs. We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We group and evaluate long-lived assets for impairment at the market area level, which is the lowest level at which individual cash flows can be identified. For market areas with two consecutive years of negative net contribution, we perform an impairment analysis. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the market area’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the market area’s assets’ estimated fair value, which is determined on the basis of future cash flows (discounted and with interest charges), or market value. If required, an impairment loss is recorded for the portion of the asset’s carrying value that exceeds the asset’s estimated fair value.

We account for closed store and warehouse lease termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As such, in the period we close a store or warehouse, we record as an obligation the present value of estimated costs that will not be recovered. These costs include any estimated loss on the sale of the land and buildings, the book value of any abandoned leasehold improvements and amounts for future lease payments, less any estimated sublease income. At December 31, 2007 and 2006, our reserve for facility closing costs totaled $1,073,000 and $822,000, respectively. In the future, these costs could increase or decrease based upon general economic conditions in specific markets including the impact of new competition, the fair market value of owned properties, our ability to sublease facilities and the accuracy of our related estimates.

Leases. Many of our stores and distribution centers are operated from leased facilities under operating lease agreements. The substantial majority of these leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties. We record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent. The liability for deferred escalating minimum rent is included as a component of other long-term liabilities and totaled $10,684,000 and $10,100,000 at December 31, 2007 and 2006, respectively.

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

Pension and Retirement benefits. Pension and other retirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases and mortality rates. The actuarial assumptions used in our pension and retirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and retirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A one-percentage-point decrease in the discount rate would have decreased the 2007 benefit for the defined benefit pension plan by approximately $149,000, a 13%. A one-percentage-point increase in the discount rate would have increased the benefit by $41,000, a 4% change. A one-percentage-point change in the expected return on plan assets would impact the 2007 benefit for the defined benefit pension plan by approximately $627,000, a 55% change. In addition, see Note 11 to the Notes to Consolidated Financial Statements for a discussion of these assumptions.

Self-Insurance. We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims. Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component. The resulting estimate is discounted and recorded as a liability. Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that our methodology and assumptions are appropriate. A one-percentage-point change in the actuarial assumption for the discount rate would impact 2007 expense for insurance by approximately $90,000, a 1.6% change.

Operating Results

The following table sets forth for the periods indicated (i) selected statement of income data, expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of income data:

	Percentage of Net Sales			Percentage Change in Dollars from Prior Year
	2007	2006	2005	2007	2006
Net sales	100.0%	100.0%	100.0%	(8.7)%	3.8%
Cost of sales	50.3	50.4	52.2	(8.8)	0.2
Gross profit	49.7	49.6	47.8	(8.5)	7.7
Credit service charge revenue	0.3	0.3	0.4	(13.2)	(19.5)
Provision for doubtful accounts	0.2	0.1	0.1	102.5	(35.1)
Selling, general and administrative expenses	49.9	47.1	45.6	(3.3)	7.2
Income before income taxes	0.3	3.0	2.9	(92.4)	8.8
Net income	0.2	1.9	1.8	89.0	6.3

Net Sales

Total sales declined $74.5 million or 8.7% in 2007 and increased $31.4 million or 3.8% in 2006, respectively. Comparable store sales declined 10.6% or $90.0 million in 2007 and rose 1.8% or $14.3 million in 2006. The remaining $15.5 million and $17.1 million of the changes in 2007 and 2006, respectively, were from new and otherwise non-comparable stores. Stores are considered non-comparable if open for less than 12 full calendar months or if the selling square footage has been changed significantly during the past 12 full calendar months. Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales, as are periods when stores are closed or being remodeled.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated.

	December 31,
	2007			2006			2005
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$191.1	(8.6)%	(10.4)%	$209.1	0.7%	(0.6)%	$207.6	9.1%	4.7%
Q2	187.1	(11.3)	(12.7)	211.0	9.7	7.8	192.4	7.1	2.3
Q3	200.6	(10.0)	(11.6)	223.0	10.3	8.2	202.1	2.3	(1.0)
Q4	205.8	(4.7)	(7.7)	216.0	(4.2)	(6.7)	225.6	4.1	1.2
Year	$784.6	(8.7)%	(10.6)%	$859.1	3.8%	1.8%	$827.7	5.5%	1.8%

Sales in the first half of 2005 improved compared to 2006, but still reflected some reluctance by consumers to make big-ticket purchases. We did not experience a significant direct impact from hurricane Katrina.

During 2006, we promoted a longer-term, no interest financing program similar to those offered by other retailers. Although more costly, we believe it helped increase our business during a sluggish sales period. Additionally, these stronger financing programs require a larger minimum purchase and accordingly help increase our average sales transactions. Our sales during the second and third quarter of 2006 were helped by better product flow on imports and reductions in our backlog of undelivered customer orders.

Sales in 2007 declined as consumers reined in their spending and postponed non-essential purchases. There has been an increased concentration of sales volume around traditional sales events as consumers believe the best pricing and credit offers are available during these periods. There is significant pressure in our industry as home sales have slowed, home prices have declined and credit standards tightened.

2008 Outlook

There are no current indications that the very difficult macro environment is improving in the near term. Many home furnishing retailers have or are in the process of liquidating their businesses. We expect to gain share as these competitors exit the markets we serve. Our total sales for 2008 will likely increase only modestly or decline and comparable store sales are expected to be negative.

Gross Profit

Year-to-Year Comparisons

Cost of sales consists primarily of the purchase price of the merchandise together with inbound freight, handling within our distribution centers and transportation costs. Our gross profit is largely dependent upon merchandising and warehousing capabilities, vendor pricing, transportation costs and the mix of products sold. We have developed strong relationships with our suppliers and believe that we receive excellent pricing and service from our key vendors due to the volume and reliability of our purchase commitments. Many retailers have used the decreased costs from overseas production to support their heavy promotional pricing. Our approach has been to offer products with greater value at our established middle to upper-middle price points.

Gross profit was relatively flat for 2007 as compared to 2006. Product margins increased approximately 60 basis points of net sales on run-of-line merchandise. These improvements were offset by our aggressive approach to eliminating close-out and markdown goods. Additionally, our LIFO reserve increased $389,000 in 2007 over 2006 and negatively impacted gross profit by 5 basis points of sales.

Gross profit for 2006 increased approximately 181 basis points as compared to 2005 due mostly to sales of new proprietary imported products introduced over the last year which carry a higher margin than the items replaced. Also, our 2005 margins were hampered somewhat by inventory close-outs after vacating warehouses. Our LIFO reserve increased $1.0 million in 2006 over 2005 and negatively impacted gross profit by 11 basis points of sales.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

2008 Outlook

We have remained cautious about implementing heavy price promotions to stimulate sales. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. Instead, our strategy is to generally use promotional pricing selectively during traditional holiday and other sales events or to highlight specific products or categories. Supplementing the pricing promotions, we also expect to continue to offer free-interest and deferred payment financing with no down payments on larger purchases. We do see continued opportunities for gross profit improvement as we have reduced our inventory of close-out goods and our new product offerings encompass fashion and quality at good values for our target customers.

Selling, General and Administrative Expenses

SG&A expenses are comprised of five categories: selling; occupancy; delivery and certain warehousing costs; advertising and administrative. Selling expenses primarily are comprised of compensation of sales associates and sales support staff, and fees paid to credit card and third-party finance companies. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expense and utility costs. Delivery costs include personnel, fuel costs, and depreciation and rental charges for rolling stock. Warehouse costs include demurrage, supplies, depreciation and rental charges for equipment. Advertising expenses are primarily media production and space, direct mail costs, market research expenses, employee compensation and agency fees. Administrative expenses are comprised of compensation costs for store management, information systems, executive finance, merchandising, supply chain, real estate and human resource departments.

Year-to-Year Comparisons

Our SG&A costs decreased $13.4 million for 2007 compared to 2006 which is in keeping with our reduced sales volume in 2007. Total SG&A costs, as a percentage of net sales were 49.9% for 2007 as compared to 47.1% and 45.6% in 2006 and 2005, respectively.

Selling expenses generally vary with sales volume. The cost of our third-party financing offers rose due to more promotional credit programs and the usage of third-party financing offers by our customers increased in 2007 over 2006. This resulted in increased costs related to these programs of approximately $2.5 million in 2007. The usage of the third-party offers had also increased in 2006 over 2005 resulting in increased costs of $6.2 million or 68 basis points of sales.

Occupancy expenses increased $4.1 million in 2007 over 2006. The increase was primarily from the opening of additional stores and the full year costs associated with stores opened in 2006. Occupancy expenses increased $3.9 million in 2006 over 2005 or 13 basis points of sales.

Warehouse expenses decreased $0.9 million in 2007 compared to 2006 as wages and labor costs were reduced to more closely reflect business conditions. Warehouse expenses decreased $0.8 million in 2006 compared to 2005 or 22 basis points of net sales. This decrease reflects improved supply chain flows with demurrage charges reduced by $2.4 million. The ocean and inter-modal carries charge demurrage fees when containers carrying imported merchandise are not unloaded and returned to the port within the carriers’ prescribed time periods. The reductions in demurrage charges were offset by increases in our warehouse wages and benefits in 2006 of $2.3 million.

Delivery costs decreased in 2007 by approximately $3.1 million from 2006 levels. The decrease was driven primarily by reductions in compensation as well as fuel expenses both directly related to lower sales volumes. Delivery costs increased in 2006 relative to 2005 by approximately 41 basis points as a percentage of net sales primarily due to increases in delivery compensation for existing associates and new teams hired to service new markets.

Total advertising and marketing costs as a percentage of sales were 7.4% for 2007 and 2006 and was 7.2% for 2005. Our spending decreased $5.5 million in 2007 over 2006 and was substantially flat as a percent of net sales. We did make significant changes in our media mix. We are now focusing on more television branding messages, targeted mail and electronic advertising and have reduced traditional print media. These approaches are a continuation of the brand building campaign begun in 2006. Our “HAVE” campaign was introduced late in 2006 to high acceptance by our target customer.

Administrative costs for 2007 declined $5.2 million or 5.8% from 2006 amounts. Compensation and benefits related expenses, including reduced pension costs were primarily the cause for the reduction. Administrative costs increased $5.5 million or 6.5% for 2006 over 2005 due to costs associated with new store locations and related increases in compensation.

2008 Outlook

The current business environment is very challenging. We are actively working with our vendors to have them warehouse more of our products in Asia and are investigating alternative methods for shipping. This will help us to maintain an optimal level of inventory given the long lead times from order placement with our suppliers to receipt of the merchandise. We continue to analyze and improve the costs and efficiencies associated with our distribution system to reflect the current business conditions. We have reviewed our planned advertising expenditures for 2008 and believe we can reduce the level of spending and still maintain an effective delivery of our brand building message. Our occupancy costs are expected to rise for 2008. A full year of the higher rents of the three new and three replacement stores opened in 2007 will increase costs as will the new store and relocations scheduled to be opened in 2008. We are managing our administrative costs very closely and expect that these should not rise appreciably in 2008.

We believe that we have good controls over our spending and that 2008 sales levels of approximately $192 million per quarter at slightly improved gross margins are needed to cover our expected fixed and variable operating costs.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

Our credit service charge revenue has continued to decline as customers choose credit promotions with no interest features.

The in-house financing offers most frequently chosen by our customers carry no interest for 18 months and require equal monthly payments. This program and the similar 12-month program generate very minor credit revenue, but incur lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables, and accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for 2007 were no interest offers requiring 30 to 41 equal monthly payments. The longer-term promotion was offered as a sales stimulant during 2007. The third-party provider also offers our customers a deferred payment for 12 months with an interest accrual that is waived if the entire balance is paid in full by the end of the deferral period.

The following highlights these changes and related accounts receivable and allowance for doubtful accounts (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Amount Financed as a % of Sales:
Havertys	15.4%	16.3%	20.7%
Third Party	31.2	26.2	18.5
	46.6%	42.5%	39.2%

% Financed by Havertys:
No Interest for 12 Months	18.8%	26.3%	27.8%
No Interest for > 12 Months	59.6	49.3	47.0
No Interest for < 12 Months	8.1	10.4	11.7
Other	13.5	14.0	13.5
	100.0%	100.0%	100.0%

	Year Ended December 31,
	2007	2006	2005

Accounts receivable	$68,901	$80,870	$93,510
Allowance for doubtful accounts	$2,150	$1,900	$2,400
Allowance as a % of accounts receivable	3.1%	2.3%	2.6%

Our allowance for doubtful accounts declined from 2005 to 2006 as lower levels of in-house receivables were generated and delinquencies were at historical lows. The allowance increased in 2007 as we experienced deterioration in the delinquency and problem category percentages compared to 2006.

Interest Expense, Net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have no interest terms for greater than 12 months. The following table summarizes the components of interest expense (income), net (in thousands):

	Year Ended December 31,
	2007	2006	2005

Interest on debt	$3,456	$3,756	$4,265
Amortization of discount on accounts receivable	(4,340)	(3,645)	(2,340)
Other, including capitalized interest and interest income	(423)	(474)	(563)
	$(1,307)	$(363)	$1,362

Interest expense on debt decreased in 2007 and 2006 as average debt decreased and the effective interest rate was relatively unchanged.

We make available to customers in-house interest free credit programs, which mostly range from 12 to 18 months. In connection with these programs, which are greater than 12 months, we are required to discount the payments to be received over the expected life (considering prepayments) of the interest free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and charged to cost of goods sold and is amortized as a credit to interest expense over the life of the receivable.

The amount of amortization has increased each year as the level of receivables generated under longer term, free interest financing promotions has increased. We do not expect to offer in-house interest free credit programs greater than 12 months in 2008.

Other (income) expense

Other (income) expense is primarily related to gains or losses on the sales of real estate. During 2007, we had gains of $0.2 million from disposals of capital assets. We have had dispositions of warehouses as we transitioned our distribution methodology in various markets. We had gains of $1.3 million and $3.7 million during 2006 and 2005, respectively from disposals of warehouses and other properties.

Provision for Income Taxes

Our effective tax rate was 9.6%, 37.6% and 36.1% for 2007, 2006 and 2005, respectively. The effective tax rate differs from the statutory rate for 2006 and 2005 primarily due to state income taxes, net of the Federal tax benefit.

Our 2007 rate included: a reduction of expense of $308,000 related to changes in the reserve for uncertain tax positions; a $342,000 adjustment related to basis differences for property and equipment; and recognition of $100,000 of Federal tax telecom credits.

We have approximately $23.9 million of deferred tax assets recorded as of December 31, 2007. We have reviewed these deferred tax assets and believe there is sufficient evidence to conclude that it is more likely than not the deferred tax assets will be realized and do not require a valuation allowance. In addition to these deferred tax assets, we have approximately $3.3 million of state tax credits, net of federal benefit. We do not believe that these credits are likely to be realized, and as in the prior years, have provided a valuation allowance for them in their entirety.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” (“FIN 48”) effective January 1, 2007, and recorded a $300,000 positive cumulative effect adjustment to retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1,012,000. During the year we settled various state tax audits and reduced the reserve. We also made changes in our assessments of tax positions previously recorded and reduced the reserve. Tax positions taken during the year caused amounts previously recorded as deferred tax liabilities to be transferred to the reserve. The amount of gross tax effected unrecognized tax benefits at December 31, 2007 was approximately $1,102,000 of which approximately $903,000, if recognized, would favorably affect the effective tax rate. The Company had approximately $274,000 and $429,000 of accrued interest and penalties at December 31, 2007 and January 1, 2007, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We anticipate that it is reasonably possible that the total amount of unrecognized benefits will be reduced by approximately $492,000 during 2008 due to the settlement of audits.

Based on current laws, the Company’s effective tax rate for 2008 is expected to be 40.0% before considering the effect of any discrete items including changes in our reserve for uncertain tax positions.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation (“Statement 123”).” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“Opinion 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted Statement 123(R) on January 1, 2006 and applied the modified prospective transition method.

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

The Company began a transition in 2004 to the use of restricted stock grants in lieu of stock options in its long-term incentive compensation strategy. Restricted stock grants are made to certain officers and key employees. The forfeiture provisions of the awards generally expire annually, over periods not exceeding four years. As of December 31, 2007, the total compensation cost related to unvested restricted stock awards was $2,345,000 and is expected to be recognized over a weighted-average period of 2.5 years.

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

We have revolving lines of credit available for general corporate purposes and as interim financing for capital expenditures. These credit facilities are syndicated with five commercial banks and are comprised of two revolving lines totaling $80.0 million that terminate in August 2010. Borrowings under these facilities are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. There were no amounts outstanding under these facilities at December 31, 2007. We also had letters of credit in the amount of $5.3 million outstanding at December 31, 2007 and these amounts are considered part of the facilities usage. Our unused capacity was $74.7 million at December 31, 2007.

We are considering reducing the size of our revolving credit facilities given the reduced capital requirements resulting from the shift to greater usage of third-party financing of customer receivables. The potential change would reduce amounts paid for commitment fees on unused amounts and could result in changes to other terms of the facilities.

We pursue a diversified approach to our financing requirements and generally balance our fixed-rate and capped-rate debt as determined by the interest rate environment. Our overall debt capital structure at December 31, 2007, was approximately 23% unsecured, all at fixed rates of interest. Our secured debt at December 31, 2007 is comprised entirely of obligations associated with property and equipment. The average effective interest rate on all borrowings (excluding the VIE debt) was 7.1% at December 31, 2007. Our long-term debt-to-total capital ratio was 9.3% at December 31, 2007, including the VIE debt.

Summary of Cash Activities

2007

Our principal source of cash was $39.1 million derived from operations and $3.5 million in proceeds from dispositions of capital assets. Our primary uses of cash were (1) capital expenditures totaling $13.8 million; (2) net payments on revolving credit facilities of $12.6 million; (3) repayments on debt of $10.4 million; (4) acquisition of treasury stock totaling $12.4 million; and (5) dividend payments totaling $6.0 million.

2006

Our principal sources of cash consisted of (1) those derived from operations of $28.0 million; (2) net proceeds from revolving credit facilities of $8.3 million; (3) proceeds from the dispositions of capital assets totaling $3.7 million; and (4) proceeds from the exercise of employee stock options totaling $2.1 million. Our primary uses of cash were (1) capital expenditures totaling $23.6 million; (2) repayments on debt of $11.9 million; and (3) dividend payments totaling $6.0 million.

2005

Our principal sources of cash consisted of (1) those derived from operations of $31.7 million; (2) proceeds from the dispositions of capital assets totaling $8.9 million; (3) proceeds from sale of auction rate securities totaling $5.0 million; and (4) net proceeds from revolving credit facilities of $4.3 million. Our primary uses of cash were (1) capital expenditures totaling $35.0 million; (2) repayments on debt totaling $20.3 million; (3) acquisition of treasury stock totaling $4.1 million; and (4) dividend payments totaling $5.7 million.

Operating Activities

2007 versus 2006

Our net cash derived from operating activities increased $11.1 million in 2007 to $39.1 million. This increase was primarily the result of favorable changes in our working capital as net income decreased $14.2 million. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

2006 versus 2005

Our net cash derived from operating activities decreased $3.7 million in 2006 to $28.0 million. This decrease was primarily the result of changes in working capital. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

2007 versus 2006

Our capital asset investments decreased $9.8 million in 2007 to $13.8 million and represented the principal use of cash for investing activities. For a summary of our capital asset investments for the years ended December 31, 2007 and 2006, refer to our Store Expansion and Capital Expenditures discussion below.

2006 versus 2005

Our capital asset investments decreased $11.4 million in 2006 to $23.6 million and represented the principal use of cash for investing activities. For a summary of our capital asset investments for the years ended December 31, 2006 and 2005, refer to our Store Expansion and Capital Expenditures discussion below. Our investment in distribution assets decreased in 2006 as we completed the rollout of our distribution system changes.

Financing Activities

2007 versus 2006

Our net cash used in financing activities increased $33.9 million in 2007 to $40.9 million from $7.1 million in 2006. We decreased our borrowings under the revolving credit facilities by $12.6 million during 2007, compared to 2006 when we increased our borrowings by $8.3 million. During 2007, we also increased our treasury stock repurchases by $12.4 million.

2006 versus 2005

Our net cash used in financing activities decreased $18.0 million in 2006 to $7.1 million from $25.1 million in 2005. The net payments on our debt during 2006 decreased $12.5 million compared to 2005. We also had $4.1 million less in treasury stock repurchases in 2006 compared to 2005.

Financial Position

Assets

2007 versus 2006

Accounts receivable decreased $12.0 million, or 14.8%, to $68.9 million at December 31, 2007. This decrease is the result of our increased emphasis on the use of a third-party finance company for customer receivables, particularly for those credit programs exceeding 12 months. In 2006, we financed internally $140.5 million of receivables with $40.0 million having payment periods of greater than 18 months. This contrasts sharply with our 2007 financing of $121.3 million of receivables, with only $2.0 million having terms in excess of 18 months. On January 1, 2008, we ceased offering internally financed programs with payment terms exceeding 12 months.

Inventories decreased $22.3 million, or 17.9%, to $102.5 million at December 31, 2007. This decrease is due to improvement in our supply chain techniques and our adjusting inventory levels in response to lower current and anticipated sales volumes.

Other assets increased $10.9 million, or 76.3%, to $25.1 million at December 31, 2007. The majority of the increase, $9.4 million, is due to an increase in non-current deferred income taxes. This increase is primarily related to basis differences for property and equipment.

2006 versus 2005

Accounts receivable decreased $12.6 million, or 13.5%, to $80.9 million at December 31, 2006. This decrease was primarily the result of the reduced usage of our in-house credit programs as our customers chose to use either bank cards or the longer deferred payment programs of our third-party provider.

Inventories increased $17.1 million, or 15.9%, to $124.8 million at December 31, 2006. This increase was the result of lower than desired warehouse inventory levels due to lack of sufficient space at the end of 2005, increased showroom square footage in 2006 and sales volume in the fourth quarter of 2006 being below plan.

Liabilities and Stockholders’ Equity

2007 versus 2006

Accounts payable decreased $11.5 million, or 28.0% to $29.4 million at December 31, 2007. The majority of the decrease, $10.3 million, is due to a change in our banking arrangements during the fourth quarter of 2007. Prior to this time, we used different institutions for disbursements and collections, requiring the amounts for checks outstanding to be classified as current liabilities. The change to a single institution, with the right of offset, changes this treatment and the outstanding amounts are included as a reduction of our cash balances.

Our total debt decreased $21.8 million, or 43.1% to $28.7 million at December 31, 2007. This decrease was the result of repayments of $12.6 million to eliminate outstanding amounts under our revolving credit facilities and

$10.4 million in repayments on long-term debt. These reductions were offset slightly by new capitalized lease obligations during 2007 of $1.2 million.

2006 versus 2005

Customer deposits decreased $7.8 million, or 28.5% to $19.7 million at December 31, 2006. This reduction is primarily the result of our large level of undelivered sales at December 31, 2005 due to out-of-stock positions in our inventory and lower written sales volume in December 2006.

Our total debt increased $1.9 million, or 4.1% to $50.4 million at December 31, 2006. This increase was the result of additional usage of our revolving credit facilities during 2006 and an increase of $8.3 million in the amounts outstanding at December 31, 2006. We also had additional lease obligations of $6.8 million at December 31, 2006. These increases were partially offset by payments on long-term debt and lease obligations of $11.9 million during 2006.

In 2006, we recorded a $1.5 million increase in other comprehensive loss from the impact of adopting SFAS 158.

Off-Balance Sheet Arrangements

We do not generally enter into off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements at December 31, 2007. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2007 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$22,944	$9,562	$13,382	$—	$—
Lease obligations(2)	11,811	775	1,612	1,755	7,669
Operating leases	305,863	32,086	58,777	49,741	165,259
Other liabilities	1,081	320	—	—	761
Purchase obligations	76,264	76,264	—	—	—
Total contractual obligations	$417,963	$119,007	$73,771	$51,496	$173,689
(1)

These amounts represent both the principal and interest obligations for our long-term debt. For additional information about our debt, refer to Note 9 of the Notes to Consolidated Financial Statements.

(2)	These amounts are for our lease obligations, including interest amounts. For additional information about our leases, refer to Note 9 of the Notes to the Consolidated Financial Statements.

Store Expansion and Capital Expenditures

We have entered several new markets and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 4.2% annually over the past 10 years. The following outlines the change in our selling square footage for the three years ended December 31, 2007 (square footage in thousands):

	2007		2006		2005
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	6	198	5	153	4	148
Closed	3	82	3	89	3	93
Major remodels	—	—	2	—	3	21
Year end balances	123	4,324	120	4,208	118	4,144

Net selling space in 2007 increased by 2.8% or approximately 116,000 square feet. The following table summarizes our store openings in 2007.

Location	Month Opened	Expansion Category
Austin, Texas	March	Market addition
Huntsville, Alabama	May	New Market
New Tampa, Florida	August	Market addition
Rockville, Maryland	October	Market addition
Wilmington, North Carolina	October	Relocation
Trussville, Alabama	November	Relocation

These stores added approximately 198,000 square feet in 2007. In addition to the two stores replaced, we closed one store in Jacksonville, Florida.

Our plans for 2008 include strengthening our presence with a new store in Orlando, Florida which opened in February 2008. We will relocate stores in Murfreesboro, Tennessee and Mobile, Alabama and expect to close two or three additional locations during 2008. These changes should decrease net selling space in 2008 by approximately 1.0% to 2.0% assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2007, 2006 and 2005 and planned outlays for 2008 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2008	2007	2006	2005
Stores:
New stores	$1,700	$7,500	$11,500	$17,800
Remodels/Expansions	6,200	—	1,600	3,400
Other Improvements	1,900	2,000	2,600	2,500
Total stores	9,800	9,500	15,700	23,700
Distribution	1,600	1,100	4,100	7,900
Information Technology	1,700	3,200	3,800	3,400
Total	$13,100	$13,800	$23,600	$35,000

Cash balances, funds from operations, proceeds from sales of properties and bank lines of credit are expected to be adequate to finance our 2008 capital expenditures.

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

The report of independent registered public accounting firm, the Consolidated Financial Statements of Havertys and the Notes to Consolidated Financial Statements, and the supplementary financial information called for by this Item 8, are set forth on pages F-1 to F-23 of this report. Specific financial statements and supplementary data can be found at the pages listed in the following index:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13(a)-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act. During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Management’s Responsibility for the Financial Statements

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as issued as of December 31, 2007. Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

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

/s/ Justin P. Seamonds
Vice President and Controller

Atlanta, Georgia
March 11, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors

Haverty Furniture Companies, Inc.

We have audited the internal control over financial reporting of Haverty Furniture Companies, Inc. (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Haverty Furniture Companies, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haverty Furniture Companies, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 11, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information required by this item by reference to the sections captioned. The information required by this item concerning our directors is in our 2008 Proxy Statement under the headings “Nominees for Election by Holders of Class A Common Stock” and “Nominees for Election by Holders of Common Stock.”

Information relating to executive officers of the Company is included in this report Part I, Item 1, “Business –Executive Officers of the Registrant.”

The information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our stock, and their affiliates who are required to comply with such reporting requirements, is in our 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated into this report by reference.

Our 2008 Proxy Statement has information about the Audit Committee and the Audit Committee Financial Expert under the heading “Board Committees and Related Matters – Audit Committees,” which is incorporated into this report by reference.

The Company has adopted a code of business conduct and ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics (the “Code”). The Code is available on the Company’s website at www.havertys.com. In the event we amend or waive any provisions of the Code applicable to our principal executive officer, principal financial officer or controller, we will disclose the same by filing a Form 8-K. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.

On June 11, 2007, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s Compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibit to this annual report on Form 10-K for the year ended December 31, 2007, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our 2008 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2008 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which equity securities are authorized for issuance under the headings “Information regarding Beneficial Ownership of Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

The information contained in our 2008 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Transactions and Relationships” and “Corporate Governance – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Fees and Related Matters” in our 2008 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

The following Consolidated Financial Statements and notes thereto of Haverty Furniture Companies, Inc., and the related Report of Independent Registered Public Accounting Firm are filed as part of this report under Item 8 – Financial Statement and Supplementary Data.

Report of Independent Registered Public Accounting Firm on the Financial Statements

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statement of Income – Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedule:

The following financial statement schedule of Haverty Furniture Companies, Inc. and related Report of Independent Registered Public Accounting Firm on the Financial Statements is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements.

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)	3. Exhibits:

Reference is made to Item 15(b) of this Report.

(b)

Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an “*”; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement. Our SEC File Number is 1-14445 for all exhibits filed with the Securities Exchange Act reports.

Exhibit No.	Exhibit

3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).
3.2	Amended and Restated By-Laws of Haverty Furniture Companies, Inc., as amended on February 26, 2004 (Exhibit 3.2 to our 2003 Form 10-K).
4.1

Note Agreement between Haverty Furniture Companies, Inc. and the Prudential Purchasers (The Prudential Insurance Company of America) dated December 29, 1993 (Exhibit 4.1 to our 1993 Form 10-K); First Amendment to the Note Agreement effective March 31, 1994, between Haverty Furniture Companies, Inc. and The Prudential Insurance Company of America (Exhibit 4.1.1. to our 1994 Form 10-K); Second Amendment to Note Agreement dated July 19, 1996, between Haverty Furniture Companies, Inc. and The Prudential Insurance Company of America, as previously amended (Exhibit 4.1.2 to our 1996 Form 10-K).

10.1

Revolving Credit Agreement dated as of August 26, 2005 among Haverty Furniture Companies, Inc., as Borrower, the Lenders from time to time Party hereto, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Wachovia Bank, National Association, as Syndication Agent and SunTrust Bank, as Administrative Agent (Exhibit 10.1 to our 2005 Third Quarter Form 10-Q); First Amendment to Revolving Credit Agreement dated as of April 10, 2007 (Exhibit 10.1.1 to our 2007 Second Quarter Form 10-Q)

*10.1.2	Second Amendment to Revolving Credit Agreement dated as of October 19, 2007.
10.2

Revolving Credit Agreement dated as of August 26, 2005 among Haverty Credit Services, Inc., as Borrower, the Lenders from time to time Party hereto, Bank of America, N.A. and Regions Bank, as Co-Documentation Agents, Wachovia Bank, National Association, as Syndication Agent and SunTrust Bank, as Administrative Agent (Exhibit 10.2 to our 2005 Third Quarter Form 10-Q).

+10.3

Thrift Plan restated January 1, 2005 and Amendment No. 1 to the Haverty Furniture Companies, Inc. Thrift Plan dated December 1, 2005. Amendment to the Plan for EGTRRA and Revenue Procedure 2002-29 (Exhibit 10.3 and 10.3.1 to our 2005 Form 10-K). Amendment No. 2 and Amendment No. 3 to the Haverty Furniture Companies, Inc. Thrift Plan dated December 31, 2006 (Exhibit 10.3.1 to our 2006 Form 10-K).

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
+10.7

Employee Stock Purchase Plan, as amended and restated as of October 29, 1999 (Exhibit 10.7 to our 2000 Form 10-K); Amendment No. 1 to the Employee Stock Purchase Plan (Exhibit 10.2 to our Registration Statement on Form S-8 File No. 333-66010), Amendment to the Employee Stock Purchase Plan effective as of July 1, 2005 (Exhibit 10.5.1 to our 2005 Second Quarter Form 10-Q).

+10.8	Directors’ Compensation Plan, effective as of May 16, 2006 (Exhibit 10.8 to our 2006 Second Quarter Form 10-Q).
+10.9	Supplemental Executive Retirement Plan, effective January 1, 1983 (Exhibit 10.3 to our 1984 Form 10-K).
+10.10

Supplemental Executive Retirement Plan, effective January 1, 1996 (Exhibit 10.10 to our 1995 Form 10-K). Amendment to the Supplemental Executive Retirement Plan, effective December 1, 2006 (Exhibit 10.10.1 to our 2006 Form 10-K).

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

+10.13	Form of Agreement dated January 1, 1997, Regarding Change in Control with the Following employee director: Rawson Haverty, Jr. (a named Executive Officer) (Exhibit 10.13 to our 1996 Form 10-K).
+10.14	Top Hat Mutual Fund Option Plan, effective as of January 15, 199 (Exhibit 10.15 to our 1999 Form 10-K).
10.15

Lease Agreement dated July 26, 201; Amendment No. 1 dated November, 2001 and Amendment No. 2 dated July 29, 2002 between Haverty Furniture Companies, Inc. as Tenant and John W. Rooker, LLC as Landlord (Exhibit 10.1 to our 2002 Third Quarter Form 10-Q). Amendment No. 3 dated July 29, 2005 and Amendment No. 4 dated January 22, 2006 between Haverty Furniture Companies, Inc. as Tenant and ELFP Jackson, LLC as predecessor in interest to John W. Rooker, LLC as Landlord (Exhibit 10.15.1 to our 2006 Form 10-K).

10.16	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.17	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
10.18	Form of Restricted Stock Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2004).
+10.19

Form of Stock-Settled Appreciation Rights Award Notice and Form of Performance Accelerated Restricted Stock Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated February 12, 2008).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.
Date: March 12, 2008	By:	/s/ JENNY HILL PARKER
Jenny Hill Parker
Vice President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CLARENCE H. RIDLEY	Chairman of the Board	March 12, 2008
Clarence H. Ridley
/s/ CLARENCE H. SMITH	President, Chief Executive Officer	March 12, 2008
Clarence H. Smith	and Director
/s/ DENNIS L. FINK	Executive Vice President	March 12, 2008
Dennis L. Fink	and Chief Financial Officer
/s/ RAWSON HAVERTY, JR.	Senior Vice President	March 12, 2008
Rawson Haverty, Jr.	and Director
/s/ JENNY HILL PARKER	Vice President, Corporate Secretary	March 12, 2008
Jenny Hill Parker	and Treasurer
/s/ JUSTIN P. SEAMONDS	Vice President and Controller	March 12, 2008
Justin P. Seamonds
/s/ JOHN T. GLOVER	Director	March 12, 2008
John T. Glover
/s/ L. PHILLIP HUMANN	Director	March 12, 2008
L. Phillip Humann
/s/ MYLLE H. MANGUM	Director	March 12, 2008
Mylle H. Mangum
/s/ FRANK S. McGAUGHEY, III	Director	March 12, 2008
Frank S. McGaughey, III
/s/ TERENCE F. McGUIRK	Director	March 12, 2008
Terence F. McGuirk
/s/ VICKI R. PALMER	Director	March 12, 2008
Vicki R. Palmer
/s/ FRED L. SCHUERMANN	Director	March 12, 2008
Fred L. Schuermann
/s/ AL TRUJILLO	Director	March 12, 2008
Al Trujillo

Report of Independent Registered Public Accounting Firm on the Financial Statements

Board of Directors

Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respect, the consolidated financial position of Haverty Furniture Companies, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 11, 2008

Haverty Furniture Companies, Inc.

Consolidated BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$167	$12,139
Accounts receivable (Note 3)	58,748	63,996
Inventories (Note 4)	102,452	124,764
Prepaid expenses	8,732	6,693
Other current assets	8,837	11,717
Total current assets	178,936	219,309
Accounts receivable, long-term (Note 3)	8,003	14,974
Property and equipment (Notes 5 and 9)	209,912	221,245
Other assets	25,086	14,226
	$421,937	$469,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks (Note 6)	$—	$12,600
Accounts payable	29,396	40,851
Customer deposits	17,183	19,674
Accrued liabilities (Note 7)	37,948	38,975
Current portion of long-term debt and lease obligations (Note 9)	8,353	10,334
Total current liabilities	92,880	122,434
Long-term debt and lease obligations, less current portion (Note 9)	20,331	27,515
Other liabilities	29,881	27,882
Total liabilities	143,092	177,831
Commitments (Note 14)
Stockholders’ equity (Notes 10 and 3)
Capital Stock par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2007–24,874; 2006 – 24,717 shares	24,874	24,717
Convertible Class A Common Stock, Authorized 15,000 shares; Issued: 2007 – 4,659; 2006 – 4,724 shares	4,659	4,724
Additional paid-in capital	59,819	57,195
Retained earnings	265,952	269,873
Accumulated other comprehensive loss	(1,989)	(2,427)
Less treasury stock at cost – Common Stock (2007 – 7,566; 2006 – 6,245 shares) and Convertible Class A Common Stock (2007 and 2006 – 522 shares)	(74,470)	(62,159)
Total stockholders’ equity	278,845	291,923
	$421,937	$469,754

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.

Consolidated STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2007	2006	2005

Net sales	$784,613	$859,101	$827,658
Cost of goods sold	394,863	432,946	432,091
Gross profit	389,750	426,155	395,567
Credit service charges	2,450	2,823	3,506
Gross profit and other revenue	392,200	428,978	399,073

Expenses:
Selling, general and administrative	391,105	404,518	377,435
Interest, net	(1,307)	(363)	1,362
Provision for doubtful accounts	1,328	656	1,011
Other (income) expense, net	(870)	(1,457)	(4,289)
Total expenses	390,256	403,354	375,519

Income before income taxes	1,944	25,624	23,554
Income taxes (Note 8)	186	9,624	8,500
Net income	$1,758	$16,000	$15,054

Basic earnings per share, net income (Notes 1 and 13):
Common Stock	$0.08	$0.72	$0.67
Class A Common Stock	$0.07	$0.67	$0.63

Diluted earnings per share, net income (Notes 1 and 13):
Common Stock	$0.08	$0.70	$0.66
Class A Common Stock	0.07	$0.67	$0.63

Weighted average common shares – basic:
Common Stock	18,300	18,336	18,301
Class A Common Stock	4,165	4,247	4,310

Weighted average – assuming dilution:
Common Stock	22,589	22,895	22,767
Class A Common Stock	4,165	4,247	4,310

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.

Consolidated Statements of STOCKHOLDERS' EQUITY

	Year Ended December 31
(In thousands, except share data)	2007		2006		2005
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	24,717,383	$24,717	24,386,785	$24,387	24,293,643	$24,293
Conversion of Class A Common Stock	65,540	65	103,500	104	12,299	12
Stock compensation transactions, net	91,172	92	227,098	226	80,843	82
Ending balance	24,874,095	24,874	24,717,383	24,717	24,386,785	24,387
Class A Common Stock:
Beginning balance	4,724,431	4,724	4,827,931	4,828	4,840,230	4,840
Conversion to Common Stock	(65,540)	(65)	(103,500)	(104)	(12,299)	(12)
Ending balance	4,658,891	4,659	4,724,431	4,724	4,827,931	4,828
Treasury Stock:
Beginning balance (includes 522,410 Class A Stock for each of the years presented; remainder are Common Stock)	6,767,140	(62,159)	6,776,354	(62,248)	6,459,558	(58,228)
Directors’ Plan	(7,756)	74	(9,214)	89	(4,904)	47
Purchases	1,329,400	(12,385)	—	—	321,700	(4,067)
Ending balance	8,088,784	(74,470)	6,767,140	(62,159)	6,776,354	(62,248)
Additional Paid-in Capital:
Beginning balance		57,195		53,722		52,137
Stock option and restricted stock issuances		—		1,746		464
Tax (cost) benefit related to stock-based plans		(54)		399		40
Directors’ Plan		854		44		53
Amortization of restricted stock grants		1,824		1,284		1,028
Ending balance		59,819		57,195		53,722
Retained Earnings:
Beginning balance		269,873		259,887		250,511
Net income		1,758		16,000		15,054
Cash dividends (Common Stock: 2007 and 2006-$0.270, 2005-$0.255, Class A Common Stock: 2007 and 2006-$0.250, 2005-$0.235 per share)		(5,979)		(6,014)		(5,678)
Impact of adopting FIN 48		300		—		—
Ending balance		265,952		269,873		259,887
Accumulated Other Comprehensive Loss:
Beginning balance		(2,427)		(1,306)		(1,295)
Change in derivatives, net of taxes		126		126		467
Pension liability adjustment, net of taxes		312		240		(478)
		(1,989)		(940)		(1,306)
Impact of adopting SFAS 158, net of taxes		—		(1,487)		—
Ending balance		(1,989)		(2,427)		(1,306)
Total Stockholders’ Equity		$278,845		$291,923		$279,270
Net income		$1,758		$16,000		$15,054
Other comprehensive income (loss), net of tax		438		366		(11)
Total comprehensive income		$2,196		$16,366		$15,043

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.

Consolidated Statements of CASH FLOWS

	Year ended December 31
(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,758	$16,000	$15,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,416	21,663	21,035
Provision for doubtful accounts	1,328	656	1,011
Deferred income taxes	(6,063)	(3,870)	(708)
Net gain on sale of land, property and equipment	(221)	(1,162)	(3,659)
Other	1,782	1,598	1,009
Changes in operating assets and liabilities:
Account receivable	10,891	11,484	(1,593)
Inventories	22,312	(17,133)	3,181
Customer deposits	(2,491)	(7,843)	3,477
Other assets and liabilities	764	10,242	(2,262)
Accounts payable and accrued liabilities	(13,367)	(3,623)	(4,832)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,109	28,012	31,713
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,830)	(23,640)	(35,007)
Proceeds from sale of land, property and equipment	3,523	3,659	8,878
Other investing activities	173	78	6,476
NET CASH USED IN INVESTING ACTIVITIES	(10,134)	(19,903)	(19,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	378,775	814,780	566,060
Payments of borrowings under revolving credit facilities	(391,375)	(806,480)	(561,760)
Net (decrease) increase in borrowings under revolving credit facilities	(12,600)	8,300	4,300
Payments on long-term debt and lease obligations	(10,367)	(11,871)	(20,337)
Treasury stock acquired	(12,385)	—	(4,067)
Proceeds from exercise of stock options	346	2,095	706
Dividends paid	(5,979)	(6,014)	(5,678)
Tax benefits related to share-based plans	38	399	—
NET CASH USED IN FINANCING ACTIVITIES	(40,947)	(7,091)	(25,076)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,972)	1,018	(13,016)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,139	11,121	24,137
CASH AND CASH EQUIVALENTS AT END OF YEAR	$167	$12,139	$11,121

The accompanying notes are an integral part of these consolidated financial statements.

NOTES

To Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Organization:

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a full-service home furnishings retailer with over 120 showrooms in 17 states. Havertys sells a broad line of residential furniture in the middle to upper-middle price ranges selected to appeal to our target market. As an added convenience to our customers, we offer financing through an internal revolving charge credit plan as well as a third-party finance company.

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

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements and assets under capital lease are amortized over the shorter of the estimated useful life or the lease term of the related asset.

Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 – 33 years
Improvements	5 – 15 years
Furniture and Fixtures	3 – 15 years
Equipment	3 – 15 years
Capital leases	15 years

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

We typically offer our customers an opportunity for Havertys to deliver their purchase. Delivery fees of $20,821,000, $20,263,000 and $16,895,000 were charged to customers in 2007, 2006 and 2005, respectively and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were $41,215,000, $44,284,000 and $39,199,000 in 2007, 2006 and 2005, respectively.

Credit service charges are recognized as revenue as assessed to customers according to contract terms. The costs associated with credit approval, account servicing and collections are included in selling, general and administrative expenses.

Cost of Goods Sold:

The Company’s cost of goods sold includes the direct costs of products sold, warehouse handling and transportation costs.

Selling, General and Administrative Expenses:

The Company’s selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $80,487,000, $84,404,000 and $77,540,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Escalating Minimum Rent:

Certain of Havertys’ operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent. Any lease incentives received by Havertys are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense. The liability for deferred escalating minimum rent is included as a component of other long-term liabilities and totaled $10,684,000, and $10,100,000 at December 31, 2007 and 2006, respectively.

Advertising expense:

Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. The total amount of prepaid advertising costs included in other current assets was approximately $1,205,000 and $1,614,000 at December 31, 2007 and 2006. The Company incurred approximately $55,762,000, $62,209,000 and $59,667,000 in advertising expense during 2007, 2006 and 2005, respectively.

Interest expense, net:

Interest expense is comprised of amounts incurred related to the debt obligations of the Company, net of the amortization of the discount for interest-free credit programs discussed in Note 3 and minor amounts of interest income. Amortization of the discount on receivables was approximately $4,340,000, $3,645,000 and $2,340,000 during the years ended December 31, 2007, 2006 and 2005, respectively. We capitalized interest costs for real estate projects while under construction of approximately $188,000, $299,000 and $400,000 for 2007, 2006 and 2005, respectively.

Other (income) expenses, net:

Other (income) expense, net includes any gains or losses on sales of land, property and equipment and miscellaneous income or expense items which are non-recurring in nature. Gains from the sales of land, property and equipment were approximately $221,000, $1,267,000 and $3,773,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Self-Insurance:

We are self-insured, subject to certain retention limits, for losses related to general liability, workers’ compensation and vehicle claims. The expected ultimate cost for claims incurred as of the balance sheet date is discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. The reserve for self-insurance is included in accrued liabilities and other liabilities and totaled $5,763,000 and $4,965,000 at December 31, 2007 and 2006, respectively.

Fair Values of Financial Instruments:

Our financial instruments consist of cash, accounts receivable, accounts payable, customer deposits, short-term borrowings and long-term debt. The fair values of cash, accounts receivable, accounts payable, customer deposits and short-term borrowings approximate their carrying values. The fair value of long-term debt, which was

$22,670,000 and $32,592,000 at December 31, 2007 and 2006, respectively, was determined using quoted market prices for debt of the same remaining maturity with similar characteristics.

Impairment of Long-Lived Assets:

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment charge is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Such charge includes any estimated loss of the sale of land and buildings, the book value of abandoned leasehold improvements and a provision for future lease obligations, less estimated sublease income.

Earnings Per Share:

We report our earnings per share using the two class method as required by the emerging Issues Task Force (EITF) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share,” (“SFAS 128”). EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 10 for further discussion.

The amounts of earnings used in calculating diluted earnings per share of Common Stock is equal to net income since the Class A shares are assumed to be converted. Diluted earnings per share of Class A Common Stock includes the effect of dilutive common stock options which reduces the amount of undistributed earnings allocated to the Class A Common Stock. See Note 13 for the computational components of basic and diluted earnings per share.

Comprehensive Income:

The components of accumulated other comprehensive income, net of income taxes, were comprised of unrecognized pension adjustments totaling approximately $1,413,000 and $1,725,000 and unamortized derivates totaling $576,000 and $702,000 at December 31, 2007 and 2006, respectively.

Note 2, New Accounting Standards:

Standards Implemented

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). See Note 8, Income Taxes, for additional information.

Effective January 1, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. The adoption of SFAS 155 had no impact on our Consolidated Financial Statements.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). See Note 12, Stock Based Compensation Plans, for additional information.

Effective December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R,” (“SFAS 158”). See Note 11, Benefit Plans, for additional information.

Effective December 31, 2006, we adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 allowed for a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2007, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 had no impact on our Consolidated Financial Statements.

Effective January 1, 2006, we adopted SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”), which requires certain inventory-related costs to be expensed as incurred. The adoption of SFAS 151 had no impact on our Consolidated Financial Statements.

Standards to be Implemented

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009 and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We believe the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115,” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008. In February 2008, the FASB issued Staff Position 157-b, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. We believe the adoption of SFAS 159 will have no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of stockholders equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial statements. At December 31, 2007 and 2006, other liabilities included minority interests of $1.0 million.

Note 3, Accounts Receivable:

Amounts financed under our credit programs were, as a percent of net sales, approximately 15.4% in 2007, 16.3% in 2006 and 20.7% in 2005. Accounts receivable are shown net of the allowance for doubtful accounts of $2,150,000 and $1,900,000 at December 31, 2007 and 2006, respectively, and net of discounts for interest-free credit programs discussed below. Accounts receivable terms vary as to payment terms (30 days to five years) and interest rates (0% to 21%) and are generally collateralized by the merchandise sold. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded.

We make available to customers interest-free credit programs, which mostly range from 12 to 18 months. In connection with these programs which are greater than 12 months, we are required to discount payments to be received over the life of the interest-free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discount the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and is amortized to net interest expense over the life of the receivable. The unamortized discounts were $2,051,000 and $2,257,000 at December 31, 2007 and 2006, respectively. We do not expect to offer internally financed interest-free programs greater than 12 months in 2008.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates, which are not reduced for unamortized discounts, are as follows: $58,875,000 in 2008; $8,833,000 in 2009, $2,534,000 in 2010 and $710,000 in 2011 for receivables outstanding at December 31, 2007.

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

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 17 states.

Note 4, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of inventory valuation because it results in a better matching of current costs and revenues. The excess of current costs over such carrying value of inventories was approximately $16,493,000 and $16,104,000 at December 31, 2007 and 2006, respectively. Use of the LIFO valuation method as compared to the FIFO method had the effect of decreasing diluted earnings per common share by $0.01 in 2007 and $0.03 in 2006 and 2005, assuming our effective tax rates were applied to the resulting changes in income caused by the change in LIFO and no other changes were made.

Note 5, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2007	2006
Land and improvements	$46,591	$47,103
Buildings and improvements	206,693	212,357
Furniture and fixtures	74,139	72,562
Equipment	34,359	33,637
Buildings and equipment under capital lease	12,068	3,266
Construction in progress	1,415	3,731
	375,265	372,656
Less accumulated depreciation	(164,354)	(151,266)
Less accumulated capital lease amortization	(999)	(145)
Property and equipment, net	$209,912	$221,245

Note 6, Credit Arrangements:

At December 31, 2007, Havertys had $80,000,000 of unsecured bank revolving credit facilities with a group of banks comprised of two agreements terminating in August 2010. There were no amounts outstanding under these facilities at December 31, 2007. Amounts available are reduced by outstanding letters of credit which were $5,286,000 at December 31, 2007. The facilities also have provisions for commitment fees on unused amounts.

Note 7, Accrued Liabilities:

Accrued liabilities consist of the following:

(In thousands)	2007	2006
Employee compensation, related taxes and benefits	$12,887	$15,989
Taxes other than income and withholding	8,976	9,186
Self-insurance reserves (current portion)	2,620	2,781
Other	13,465	11,019
	$37,948	$38,975

Note 8, Income Taxes:

Income tax expense (benefit) consists of the following:

(In thousands)	2007	2006	2005
Current
Federal	$5,275	$12,077	$8,419
State	974	1,417	789
	6,249	13,494	9,208

Deferred
Federal	(5,135)	(3,448)	(604)
State	(928)	(422)	(104)
	(6,063)	(3,870)	(708)
	$186	$9,624	$8,500

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate is as follows:

(In thousands)	2007	2006	2005
Statutory rates applied to income before income taxes	$680	$8,968	$8,244
State income taxes, net of Federal tax benefit	185	647	445
Net non-deductible permanent differences	104	—	—
Federal tax credit	(100)	—	—
Property and equipment basis differences adjustments	(342)	—	—
Change in reserve for uncertain tax positions	(308)	—	—
Other	(33)	9	(189)
	$186	$9,624	$8,500

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

(In thousands)	2007	2006
Deferred tax assets:
Accrued liabilities	$4,717	$4,697
Net property and equipment	5,863	2,964
Leases	4,989	3,738
Accounts receivable related	2,026	620
Other comprehensive income	345	421
Total deferred tax assets	17,940	12,440
Deferred tax liabilities:
Inventory related	5,788	4,633
Other	370	887
Total deferred tax liabilities	6,158	5,520
Net deferred tax assets	$11,782	$6,920

The amounts in the preceding table are grouped based on broad categories of items that generate the deferred tax assets and liabilities. Deferred tax assets and deferred tax liabilities which are current are netted against each other as are non-current deferred tax assets and non-current deferred liabilities as they relate to each tax-paying component in accordance with SFAS No. 109, “Accounting for Income Taxes” for presentation on the balance sheets. These groupings are detailed in the following table:

(In thousands)	2007	2006
Current assets (liabilities):
Current deferred assets	$6,018	$3,814
Current deferred liabilities	(8,516)	(1,779)
	(2,498)	2,035
Non-current assets (liabilities):
Non-current deferred assets	17,847	11,733
Non-current deferred liabilities:	(3,567)	(6,848)
	14,280	4,885
Net deferred tax assets	$11,782	$6,920

We have reviewed these deferred tax assets and believe there is sufficient evidence to conclude that it is more likely than not these deferred tax assets will be realized and do not require a valuation allowance. In addition to the deferred tax assets detailed above, we have approximately $3,300,000 of state tax credits, net of federal benefit. These credits will begin expiring in 2013 through 2017. We do not believe that these credits are likely to be realized, and as in the prior years, have provided a valuation allowance for them in their entirety.

Our Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With respect to U.S. federal, state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2003.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, we recorded a $300,000 positive cumulative effect adjustment to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at January 1, 2007	$1,012
Additions based on tax positions related to the current year	533
Reductions for tax positions for prior years	(308)
Settlements	(135)
Balance at December 31, 2007	$1,102

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2007 was $903,000. The Company had approximately $274,000 and $429,000 of accrued interest and penalties at December 31, 2007 and January 1, 2007, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We anticipate that it is reasonably possible that the total amount of unrecognized benefits will be reduced by approximately $492,000 during 2008 due to the settlement of audits.

Note 9, Long-Term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:

(In thousands)	2007	2006
Revolving credit notes (a)	$—	$—
7.95% unsecured term note (b)	4,000	8,000
7.44% unsecured term note (c)	2,500	5,000
7.16% unsecured term note (d)	—	2,143
7.78% secured debt (e)	14,417	15,879
Lease obligations (f)	7,767	6,827
	28,684	37,849
Less portion classified as current	8,353	10,334
	$20,331	$27,515

(a)

The Company has revolving credit facilities as described in Note 6. Borrowings under these facilities have a floating rate of interest of LIBOR plus a spread which is based on a fixed charge coverage ratio and mature in 2010.

(b)	The note is payable in semi-annual installments of $500,000, increasing to $2,000,000 commencing in February 2007. The note matures in August 2008 and interest is payable quarterly.
(c)	The note is payable in semi-annual installments of $1,250,000 plus interest payable quarterly and matures in October 2008.
(d)	The note was payable in semi-annual installments of $2,143,000 plus interest payable quarterly and matured in April 2007.
(e)

This debt is recorded in accordance with the consolidation requirements of FIN 46. The debt is a mortgage note with semi-annual payments of interest and principal of $1,332,000 and matures in April 2009 with a balloon payment of $12,100,000. Property with a net book value at December 31, 2007 of $19,941,000 is pledged as collateral on this debt.

(f)	The obligations are related to three retail stores with property under lease with a net book value of $12,256,000 at December 31, 2007.

Our debt agreements require, among other things, that we: (a) meet certain working capital requirements; (b) limit the type and amount of indebtedness incurred; (c) limit operating lease rentals; and (d) grant certain lenders identical security for any liens placed upon our assets, other than those liens specifically permitted in the loan agreements. The debt agreements also contain cross-default provisions. Covenants under the revolving credit notes include tests for minimum fixed charge coverage and maximum levels of adjusted debt to total adjusted capital. We are in compliance with the covenants of the debt agreements and revolving notes at December 31, 2007.

The aggregate maturities of long-term debt and lease obligations during the five years subsequent to December 31, 2007 are as follows: 2008 - $8,353,000; 2009 - $13,148,000; 2010 - $357,000; 2011 - $443,000; 2012 - $472,000; and $5,911,000 thereafter.

Cash payments for interest were $3,598,000, $3,937,000 and $4,242,000 in 2007, 2006 and 2005, respectively.

Note 10, Stockholders’ Equity:

Common Stock has a preferential dividend rate of at least 105% of the dividend paid on Class A Common Stock. Class A Common Stock has greater voting rights which include: voting as a separate class for the election of 75% of the total number of directors of the Company and on all other matters subject to shareholder vote, each share of Class A Common Stock has ten votes and votes with the Common Stock as a single class. Class A Common Stock is convertible at the holder’s option at any time into Common Stock on a 1-for-1 basis; Common Stock is not convertible into Class A Common Stock. There is no present plan for issuance of Preferred Stock.

Note 11, Benefit Plans:

We have a defined benefit pension plan covering substantially all employees hired on or before December 31, 2005. The pension plan was closed to any employees hired after that date. The benefits are based on years of service and the employee’s final average compensation. Effective January 1, 2007, there are no new benefits earned under this plan for additional years of service after December 31, 2006. All current participants in the plan kept any and all benefits that they had accrued up until December 31, 2006, provided that they are vested at the time their employment ends.

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

The following table summarizes information about our pension and supplemental retirement plans subsequent to the adoption of Statement 158.

	Defined Benefit Plan		Supplemental Plans
(In thousands)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of the year	$60,498	$65,097	$5,112	$2,884
Service Cost	—	3,343	114	74
Interest Cost	3,571	3,630	301	183
Actuarial (gains) losses	(2,017)	18	(371)	203
Curtailment gain		(9,176)	—	—
Amendment		—	—	2,046
Benefits paid	(2,948)	(2,414)	(217)	(278)
Benefit obligation at end of year	59,104	60,498	4,939	5,112
Change in plan assets:
Fair value of plan assets at beginning of year	64,159	60,294	—	—
Employer contribution	—	—	217	278
Actual return on plan assets	2,585	6,279	—	—
Benefits paid	(2,948)	(2,414)	(217)	(278)
Fair value of plan assets at end of year	63,796	64,159	—	—
Funded status of the plan over (under) funded	$4,692	$3,661	$(4,939)	$(5,112)

Accumulated benefit obligations	$59,104	$60,498	$4,659	$4,851

 Amounts included in accumulated other comprehensive loss consist of:

	Defined Benefit Plan		Supplemental Plans
(In thousands)	2007	2006	2007	2006
Prior service cost	$—	$—	$(1,898)	$(2,108)
Net actuarial loss	(139)	(31)	(269)	(671)
	$(139)	$(31)	$(2,167)	$(2,779)

Net pension cost included the following components:

	Defined Benefit Plan			Supplemental Plans
(In thousands)	2007	2006	2005	2007	2006	2005
Service cost-benefits earned during the period	$—	$3,343	$3,030	$114	$74	$68
Interest cost on projected benefit obligation	3,571	3,630	3,344	301	183	157
Expected return on plan assets	(4,710)	(4,452)	(4,119)	—	—	—
Amortization of prior service cost	—	123	142	210	34	5
Amortization of actuarial loss	—	389	15	31	15	9
Net periodic (benefit) costs	(1,139)	3,033	2,412	656	306	239
Curtailment loss	—	208	—	—	—	—
Net pension (benefit) costs	$(1,139)	$3,241	$2,412	$656	$306	$239

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2008 is approximately $178,000 for the supplemental retirement plans.

Assumptions

The Company uses a measurement date of December 31 for its pension and other benefit plans. Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2007	2006
Discount rate	6.25%	5.75%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2007	2006
Discount rate	5.75%	5.75%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	3.50%	3.50%

Plan Assets

The pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

Asset Category	2007	2006
Equity securities	58%	62%
Debt securities	38%	36%
Cash	4%	2%
Total	100%	100%

Investment Objectives and Asset Strategy

The Board of Director’s Executive Compensation and Employee Benefits Committee (the “Compensation Committee”) is responsible for administering Havertys’ pension plan. The primary investment objective of the plan is to ensure, over its long-term life, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. An important secondary objective of the plan is to be able to improve the plan’s funded status therefore reducing employer contributions. In meeting these objectives, the Compensation Committee seeks to achieve a high level of investment return consistent with a prudent level of portfolio risks.

The assets of the plan are being invested according to the following asset allocation guidelines, established to reflect the growth expectations and risk tolerance of the Compensation Committee.

Security Class	Strategic Target	Tactical Range
Equity:
International Equity Domestic Equity	5% 50%	0% — 10% 40% — 60%
Haverty Common Stock	5%	0% — 10%
Total Equity	60%	50% — 70%
U.S. Fixed Income	40%	30% — 50%
Cash	0%	0% — 10%
Total Fund	100%

The plan’s equity securities include 203,524 shares of Havertys’ Class A Common Stock with an aggregate fair value of $1,830,000 (2.9% of total plan assets) at December 31, 2007. The plan received $50,900 in dividends from these shares in 2007.

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year(s)	Pension Benefits	Supplemental Plans
2008	$2,974	$248
2009	3,027	240
2010	3,109	232
2011	3,233	259
2012	3,403	250
2013-2017	19,455	1,392

The effect of applying Statement 158 (see Note 2) on individual line items in the Consolidated Balance Sheet as of December 31, 2006 was as follows: a reduction in other assets of $1,227,000, an increase in total liabilities of $260,000, and an increase in accumulated other comprehensive loss of $1,487,000.

Other Plans

Havertys has an employee savings/retirement (401(k)) plan to which substantially all employees may contribute. Prior to 2007, we matched employee contributions to the extent of 50% of the first 2% of eligible pay and 25% of the next 4% contributed by participants. We expensed approximately $1,476,000 in 2006 and $1,306,000 in 2005 in matching employer contributions under this plan.

Effective January 1, 2007, the Company increased its matching contribution to 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. This represents an increase in the maximum match from 2% to 3.5% of eligible pay. We expensed approximately $2,244,000 in matching employer contributions in 2007. The Company also is contributing an additional 2% of eligible pay to those individuals with at least 10 years of service and whose age plus years of service equal 65 on December 31, 2006. These contributions will be made after the end of each calendar year of the eligible participant’s employment beginning on December 31, 2007 and continuing until further notice by the Company. The additional deposits will be made into the 401(k) accounts of these individuals because they have less time to benefit from the newly increased 401(k) Company match to offset the benefit freeze as of December 31, 2006 under the defined benefit plan. We expensed approximately $375,000 for these contributions in 2007.

Havertys offers no post-retirement benefits other than the plans discussed above and no significant post employment benefits.

Note 12, Stock Based Compensation Plans:

We adopted SFAS 123(R) on January 1, 2006 and applied the modified prospective transition method. Under this method, we (1) did not restate any prior periods and (2) we recognized compensation for all stock-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro forma disclosures.

At December 31, 2007, we have options and awards outstanding under two stock-based employee compensation plans. As permitted by SFAS 123, we had previously accounted for stock-based payments to employees using Opinion 25’s intrinsic value method. Accordingly, no stock-based employee compensation cost for any options were reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

On August 18, 2005, the Board of Directors of Havertys, upon the recommendation of the Compensation committee, approved the acceleration of vesting of all “out-of-the-money”, unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than $12.57, the closing price of Havertys’ common stock on August 18, 2005. Options to purchase approximately 482,650 shares of common stock, which otherwise would have vested on a yearly basis through 2008 became immediately exercisable. The weighted-average exercise price of the accelerated options was $17.49. The decision to initiate the acceleration was made primarily to reduce compensation expense that would be expected to be recorded in future periods following our adoption on January 1, 2006 of SFAS 123R. As a result of the acceleration, we reduced this expected compensation expense, net of tax, by a total of approximately $3,700,000 (approximately $2,000,000 in 2006, $1,100,000 in 2007, and $600,000 in 2008).

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation (in thousands, except per share amounts). Restricted stock compensation is charged to expense over the vesting periods of the grants.

2005
Net income, as reported	$15,054
Reported stock-based compensation expense, net of tax	630
Pro forma stock-based employee compensation expense, net of tax	(6,394)
Pro forma net income	$9,290
Earnings per share:
As reported: Basic:
Common	$0.67
Class A	$0.63
Diluted:
Common	$0.66
Class A	$0.63
Pro Forma: Basic:
Common	$0.42
Class A	$0.39
Diluted:
Common	$0.41
Class A	$0.39

The Compensation Committee serves as Administrator for Havertys’ stock-based compensation plans. Our stockholders approved the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) which provides greater flexibility and a wider array of equity compensation vehicles than the 1998 Stock Option Plan (the “1998 Plan”). Awards and options are granted by the Compensation Committee to officers and non-officer employees. As of December 31, 2007, 715,200 shares were available for awards and options under the 2004 LTIP Plan. No new awards may be granted under the 1998 Plan.

	Option Shares	Weighted-Average Grant Price	Restricted Shares	Weighted-Average Award Price
Outstanding at January 1, 2005	2,456,500	$14.90	177,750	$17.35
Granted	7,500	14.36	8,150	12.34
Exercised or restrictions lapsed	(41,000)	10.79	(20,650)	19.95
Forfeited	(78,300)	16.22	(6,950)	17.01
Outstanding at December 31, 2005	2,344,700	14.92	158,300	16.77
Granted	—	—	129,750	14.09
Exercised or restrictions lapsed	(177,600)	11.85	(61,325)	17.00
Forfeited	(75,700)	18.01	(8,150)	15.48
Outstanding at December 31, 2006	2,091,400	15.07	218,575	15.33
Granted	—	—	125,400	15.61
Exercised or restrictions lapsed	(34,600)	10.01	(79,150)	15.23
Forfeited	(57,000)	15.97	(5,800)	15.07
Outstanding at December 31, 2007	1,999,800	$15.13	259,025	$15.50
Exercisable at December 31, 2007	1,999,800	$15.13
Exercisable at December 31, 2006	2,091,400	$15.07
Exercisable at December 31, 2005	2,344,700	$14.92

All of the options and restricted awards outstanding at December 31, 2007 were for Common Stock. Exercise prices for options outstanding as of December 31, 2007 ranged from $9.81 to $20.75.

The following table summarizes information about the stock options outstanding as of December 31, 2007:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$9.81—12.90	755,400	3.6	$12.02
$13.75—15.94	752,500	3.2	15.15
$17.01—20.75	491,900	3.3	19.88
$9.81—20.75	1,999,800	3.4	$15.13

Options granted before December 1, 2003 have maximum terms of 10 years and grants after that date have maximum terms of seven years.

We transitioned from the use of options to restricted stock awards in our long-term incentive compensation strategy and accordingly, many participants received a mix of stock options and restricted stock awards in 2004 and only restricted stock awards in 2006, and thereafter.

Grants of restricted common stock are made to certain officers and key employees under the 2004 LTIP Plan. The forfeiture provisions on the awards generally expire annually, over periods not exceeding four years. The compensation is being charged to selling, general and administrative expense over the respective shares’ vesting periods, primarily on a straight-line basis, and was $1,824,000, $1,284,000 and $1,028,000, in 2007, 2006 and 2005, respectively. The total fair value of shares vested was $962,000, $932,000 and $292,000 at December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the total compensation cost related to unvested restricted stock awards was $2,345,000 and is expected to be recognized over a weighted-average period of 2.5 years.

Pro Forma information regarding net income and earnings per share required by SFAS 123 is provided earlier in this Note. The weighted-average fair value for options granted in 2005 was $5.66 estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.6%, expected life of 5 years, expected volatility of 45.6%, and expected dividend yield of 1.4%.

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

Note 13, Earnings Per Share:

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	2007	2006	2005
Common:
Weighted-average shares outstanding	18,300	18,336	18,301
Assumed conversion of Class A Common stock	4,165	4,247	4,310
Dilutive options, awards and common stock equivalents	124	312	156
Total weighted-average diluted Common stock	22,589	22,895	22,767

	2007	2006	2005
Basic earnings per share:
Common Stock	$0.08	$0.72	$0.67
Class A Common Stock	$0.07	$0.67	$0.63
Diluted earnings per share:
Common Stock	$0.08	$0.70	$0.66
Class A Common Stock	$0.07	$0.67	$0.63

At December 31, 2007, 2006 and 2005, we did not include stock options to purchase 1,627,000, 995,000 and 573,000 shares of Havertys Common Stock, respectively, in the computation of diluted earnings per common share because the exercise prices of those options were greater than the average market price and their inclusion would be antidilutive.

Note 14, Commitments:

We lease certain property and equipment. Initial lease terms range from 5 years to 30 years and certain leases contain renewal options ranging from 1 to 25 years or provide for options to purchase the related property at fair market value or at predetermined purchase prices. The leases generally require Havertys to pay all maintenance, property taxes and insurance costs.

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2008	$32,086
2009	30,680
2010	28,097
2011	25,874
2012	23,868
Subsequent to 2012	165,258
Total minimum payments	305,863
Less total minimum sublease rentals	2,987
Net minimum lease payments	$302,876

Step rent and escalation clauses and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Lease concessions for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

(In thousands)	2007	2006	2005
Property
Minimum	$28,907	$27,577	$26,139
Additional rentals based on sales	584	842	600
Sublease income	(1,364)	(1,342)	(1,681)
	28,127	27,077	25,058
Equipment	2,700	2,918	3,292
	$30,827	$29,995	$28,350

Note 15, Supplemental Cash Flow Information:

Income Taxes Paid

We paid state and federal income taxes of $8,179,000, $11,943,000 and $14,479,000 in 2007, 2006 and 2005, respectively. We also received income tax refunds of $4,779,000, $3,522,000 and $84,000 in 2007, 2006 and 2005, respectively.

Non-Cash Transactions

We increased property and equipment and debt and lease obligations by approximately $1,202,000 and $5,559,000 in 2007 and 2006, respectively.

We recorded the tax benefits related to our stock-based compensation plans as a reduction of our income tax liability and as additional paid-in capital in the amounts of $38,000, $399,000 and $40,000 for 2007, 2006 and 2005, respectively.

Note 16, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$191,073	$187,104	$200,666	$205,770
Gross profit	95,431	90,907	99,525	103,888
Credit service charges	655	606	591	597
Net income (loss)	831	(1,351)	643	1,636
Basic earnings (loss) per share:
Common	0.04	(0.06)	0.03	0.08
Class A Common	0.03	(0.06)	0.03	0.07
Diluted earnings (loss) per share:
Common	0.04	(0.06)	0.03	0.07
Class A Common	0.03	(0.06)	0.03	0.07

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$209,089	$211,034	$222,940	$216,038
Gross profit	104,774	103,891	109,048	108,442
Credit service charges	762	692	682	687
Net income	5,103	3,591	4,136	3,170
Basic earnings per share:
Common	0.23	0.16	0.18	0.14
Class A Common	0.22	0.15	.0.17	0.13
Diluted earnings per share:
Common	0.23	0.16	0.18	0.14
Class A Common	0.22	0.15	0.17	0.13

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

Note 17, Market Prices and Dividend Information (Unaudited):

Our two classes of common stock trade on The New York Stock Exchange (“NYSE”). The trading symbol for the Common Stock is HVT and for Class A Common Stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

		2007
		Common Stock			Class A Common Stock
Quarter Ended		High	Low	Dividend Declared	High	Low	Dividend Declared
March	31	$16.22	$13.73	$0.0675	$16.02	13.97	$0.0625
June	30	14.24	11.28	0.0675	14.11	11.47	0.0625
September	30	13.53	8.77	0.0675	13.46	8.98	0.0625
December	31	10.45	7.76	0.0675	10.52	7.94	0.0625

		2006
		Common Stock			Class A Common Stock
Quarter Ended		High	Low	Dividend Declared	High	Low	Dividend Declared
March	31	$15.45	$12.66	$0.0675	$15.00	$12.93	$0.0625
June	30	16.55	13.70	0.0675	16.30	14.00	0.0625
September	30	17.15	13.44	0.0675	17.01	13.50	0.0625
December	31	17.04	13.67	0.0675	16.85	13.75	0.0625

Based on the number of individual participants represented by security position listings, there are approximately 2,500 holders of the Common Stock and 200 holders of the Class A Common Stock at December 31, 2007.

Schedule II – Valuation and Qualifying Accounts

Haverty Furniture Companies, Inc. and subsidiaries:

Column A (In thousands)	Column B Balance at beginning of period	Column C Additions charged to costs and expenses	Column D Deductions Describe (1)(2)	Column E Balance at end of period
Year ended December 31, 2007:
Allowance for doubtful accounts	$1,900	$1,328	$1,078	$2,150
Reserve for cancelled sales and allowances	$1,475	$12,191	$12,228	$1,438

Year ended December 31, 2006:
Allowance for doubtful accounts	$2,400	$656	$1,156	$1,900
Reserve for cancelled sales and allowances	$1,575	$15,269	$15,369	$1,475

Year ended December 31, 2005:
Allowance for doubtful accounts	$2,950	$1,011	$1,561	$2,400
Reserve for cancelled sales and allowances	$1,500	$14,850	$14,775	$1,575

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries and the disposal value of repossessions.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.