Form 10-Q
period 2008-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2008-05-02
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

(Check One)	Large accelerated filer	☐	Accelerated filer	☒
	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 25, 2008 were: Common Stock – 17,115,803; Class A Common Stock – 4,102,711.

HAVERTY FURNITURE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,195	$167
Accounts receivable, net	49,866	58,748
Inventories	109,598	102,452
Prepaid expenses	9,001	8,732
Other current assets	7,824	8,837
Total current assets	178,484	178,936
Accounts receivable, long-term	4,863	8,003
Property and equipment, net	206,161	209,912
Other assets	25,021	25,086
	$414,529	$421,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$8,250	$—
Accounts payable	24,873	29,396
Customer deposits	17,554	17,183
Accrued liabilities	30,895	37,948
Current portion of long-term debt and lease obligations	6,357	8,353
Total current liabilities	87,929	92,880
Long-term debt and lease obligations, less current portion	20,261	20,331
Other liabilities	29,232	29,881
Total liabilities	137,422	143,092
Stockholders’ Equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2008 – 24,888; 2007 – 24,874 shares	24,888	24,874
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2008 – 4,646; 2007 – 4,659 shares	4,646	4,659
Additional paid-in capital	60,235	59,819
Retained earnings	265,572	265,952
Accumulated other comprehensive loss	(1,958)	(1,989)
Less treasury stock at cost – Common Stock (2008 – 7,794; 2007 – 7,566 shares) and Convertible Class A Common Stock (2008 and 2007 – 522 shares)	(76,276)	(74,470)
Total stockholders’ equity	277,107	278,845
	$414,529	$421,937

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data – Unaudited)

	Quarter Ended March 31
	2008	2007

Net sales	$185,253	$191,073
Cost of goods sold	88,818	95,642
Gross profit	96,435	95,431
Credit service charges	565	655
Gross profit and other revenue	97,000	96,086

Expenses:
Selling, general and administrative	95,037	95,127
Interest, net	(131)	(59)
Provision for doubtful accounts	328	145
Other (income) expense, net	(42)	(480)
	95,192	94,733

Income before income taxes	1,808	1,353
Income tax expense	776	522
Net income	$1,032	$831

Basic earnings per share:
Common Stock	$0.05	$0.04
Class A Common Stock	$0.05	$0.03

Diluted earnings per share:
Common Stock	$0.05	$0.04
Class A Common Stock	$0.05	$0.03

Weighted average shares – basic:
Common Stock	17,112	18,486
Class A Common Stock	4,127	4,197

Weighted average shares – assuming dilution:
Common Stock	21,443	22,977
Class A Common Stock	4,127	4,197

Cash dividends per share:
Common Stock	$0.0675	$0.0675
Class A Common Stock	$0.0625	$0.0625

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands – Unaudited)

	Three months ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$1,032	$831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,447	5,646
Provision for doubtful accounts	328	145
Loss (gain) on sale of property and equipment	18	(208)
Other	329	315
Changes in operating assets and liabilities:
Accounts receivable	11,694	(15)
Inventories	(7,146)	4,969
Customer deposits	371	(885)
Other assets and liabilities	(17)	1,743
Accounts payable and accrued liabilities	(11,576)	(19,761)
Net cash provided by (used in) operating activities	480	(7,220)

Cash Flows from Investing Activities:
Capital expenditures	(1,852)	(2,453)
Proceeds from sale of land, property and equipment	197	877
Other investing activities	237	45
Net cash used in investing activities	(1,418)	(1,531)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	69,075	302,425
Payments of borrowings under revolving credit facilities	(60,825)	(294,475)
Net increase in borrowings under revolving credit facilities	8,250	7,950
Payments on long-term debt and lease obligations	(2,066)	(2,068)
Treasury stock acquired	(1,806)	—
Proceeds from exercise of stock options	—	224
Dividends paid	(1,412)	(1,510)
Net cash provided by financing activities	2,966	4,596
Increase (decrease) in cash and cash equivalents during the period	2,028	(4,155)
Cash and cash equivalents at beginning of period	167	12,139
Cash and cash equivalents at end of period	$2,195	$7,984

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B – Recent Accounting Standards

In September 2006, Statement of Financial Accounting Standards 157, “Fair Value Measurements” ("SFAS 157") was issued. SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008, for all financial assets and financial liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our financial statements. We are in the process of evaluating the impact of SFAS 157 on our pension related financial assets and our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

We have a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique under SFAS 157, and totaled $1.8 million at March 31, 2008. The related deferred compensation liability is recorded at the same amount given the rights of the participants.

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) was issued. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Condensed Consolidated Financial Statements.

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

However, based on experience, we do not believe the collection rate will differ significantly. At March 31, 2008 and December 31, 2007, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $8.8 million and $12.1 million, respectively.

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

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Quarter Ended March 31,
	2008	2007
Common:
Weighted average shares outstanding	17,112	18,486
Assumed conversion of Class A Common shares	4,127	4,197
Dilutive options, awards and common stock equivalents	204	294

Total weighted average diluted Common shares	21,443	22,977

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F – Comprehensive income

Total comprehensive income was comprised of the following (in thousands):

	Quarter Ended March 31,
	2008	2007
Net income	$1,032	$831
Amortization of expired derivatives, net of applicable income tax	31	31
Total comprehensive income	$1,063	$862

NOTE G – Pension Plans

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

Net pension cost (income) included the following components (in thousands):

	Quarter Ended March 31,
	2008	2007
Service cost-benefits earned during period	$28	$37
Interest cost on projected benefit obligations	975	922
Expected return on plan assets	(1,168)	(1,177)
Amortization of prior service costs	52	52
Amortization of actuarial (gain) loss	(8)	4
Net pension cost (income)	$(121)	$(162)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Havertys’ financial condition and results of operations should be read together with the accompanying condensed consolidated financial statements and related notes thereto and our 2007 Annual Report to Stockholders.

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and beginning in March 2008 via our website. Revenue is recognized upon delivery to the customer.

Total sales decreased $5.8 million or 3.0% and comparable stores sales decreased 6.3% or $11.8 million in the first quarter of 2008 compared to the prior year period. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

During the first quarter of 2008, we promoted longer term no interest financing and special pricing on select merchandise to help stimulate sales. We do not plan to be overly aggressive with our general merchandise pricing as we do not believe such stimulus would be sufficiently accretive to earnings. We will continue having promotional offers to drive store traffic and discounts during periodic sales events.

Housing sales, which is one driver of home furnishing purchases, is at historically low levels. Rising gasoline and food prices have also contributed to consumers’ reluctance to increase spending for big-ticket furniture items. We do not anticipate a significant rebound in demand for the remainder of 2008.

Gross Profit

Gross profit for the first quarter of 2008 was 52.1%, an increase of 211 basis points as a percent of net sales compared to the prior year period. New products, product mix and better pricing discipline generated slightly more than a third of the improvement in gross profit. Better inventory management reduced the levels of damaged and close out merchandise during the first quarter of 2008 compared to 2007 and accounted for a third of the gross profit increase. The level of sales financed internally using long-term no interest credit promotions also affects our gross profit. During the first quarter of 2008, we shifted more of these promotions to at third-party finance company and the impact of this shift produced slightly less than a third of the improvement in gross profit.

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

Our total SG&A costs were flat in the first quarter of 2008 compared to the prior year quarter.

The cost of the promotional credit programs offered through a third-party finance company is included in selling expenses. These charges fluctuate in part due to the types and frequency of promotions offered through the third-party and the levels of usage of those programs. The cost for these programs increased $2.8 million compared to the prior year’s quarter and were in line with those in the third and fourth quarter of 2007 when longer term free interest offers were also emphasized. Credit program costs are expected to continue to be higher for the second quarter of 2008 relative to last year due to greater anticipated usage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Delivery and certain warehousing expenses were down as expected in the first quarter as compared to the prior year period. In response to the lower sales levels we adjusted our routes in many of our markets, reducing total headcount and related delivery expenses. These decreases were partly offset by higher fuel costs.

Our advertising and marketing expenses decreased by $1.3 million for the three months ended March 31, 2008 compared to the prior year period. We have adjusted our advertising spending in 2008 using more targeted methodologies designed to reach our customer.

Our administrative costs were down slightly in the first quarter of 2008 as compared to 2007. This decrease is due in large part to a reduction in insurance costs.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue, but incurs lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables, and accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the first quarter of 2008 were no interest offers requiring 24 and 36 equal monthly payments.

We elected to shift the offering of the longer term no interest promotions to the third-party provider during 2008. The following highlights these changes and related accounts receivable and allowance for doubtful accounts (in thousands):

	Quarter Ended March 31,
	2008	2007
Amount Financed as a % of Sales:
Havertys	9.1%	18.4%
Third-Party	37.7%	20.7%
	46.8%	39.1%

% Financed by Havertys:
No Interest for 12 months	55.7%	24.2%
No Interest for > 12 months	12.2%	54.6%
No Interest for < 12 months	12.4%	8.6%
Other	19.7%	12.6%
	100.0%	100.0%

	March 31,
	2008	2007
Accounts receivable	$56,729	$80,641
Allowance for doubtful accounts	2,000	1,800
Allowance as a % of accounts receivable	3.5%	2.2%

Our allowance for doubtful accounts as a percentage of receivables is higher in 2008 due to an increase in the delinquency and problem category percentages compared to 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest, net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have no interest terms for greater than twelve months. The following table summarizes the components of interest expense (income), net (in thousands):

	Quarter Ended March 31,
	2008	2007
Interest expense on debt	$632	$1,039
Amortization of discount on accounts receivable	(727)	(1,035)
Other, including capitalized interest and interest income	(36)	(63)
	$(131)	$(59)

Interest expense on debt decreased in the first quarter of 2008 as compared to 2007 due to lower levels of average debt.

We have made available to customers in-house interest free credit programs, which mostly range from 12 to 18 months. In connection with those programs which are greater than 12 months, we are required to discount the payments to be received over the expected life (considering prepayments) of the interest free credit program. The discount is recorded as a charge to cost of goods sold and as a contra receivable and is amortized as a credit to interest expense over the life of the receivable.

We stopped offering in-house interest free credit programs in excess of twelve months in January 2008. The amount of amortization will decrease as the receivables generated under longer term, free interest financing promotions are collected.

Provision for Income Taxes

The tax rate was 42.9% and 38.6% for the three months ended March 31, 2008 and 2007, respectively. The effective rate differs from the statutory rate primarily due to state income taxes, net of Federal benefit. The increase in the rate also reflects the impact of the new Texas taxing scheme which is based on gross margin and not pre-tax income.

Balance Sheet Changes for the Three Months Ended March 31, 2008

Our balance sheet as of March 31, 2008, as compared to our balance sheet as of December 31, 2007, changed as follows:

•	increase in cash of $2.0 million;
•	decrease in gross accounts receivable of $12.2 million as we shifted more of our longer term credit offers to a third-party provider;
•	increase in inventories of $7.1 million as adjustments in purchasing were made early in the quarter to build stock because of the impact of factory closures around the Chinese New Year;
•	increase in notes payable to bank of $8.3 million as borrowings under the line of credit exceeded repayments;
•	decrease in accounts payable of $4.5 million due to a lower level of purchases in the first quarter of 2008 as compared to the fourth quarter of 2007; and
•	decrease in accrued liabilities of $7.1 million, as liabilities for non-equity incentive pay, property taxes and other annual expenses were reset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

During the first three months of 2008, our principal sources of cash were $8.3 million in net proceeds from revolving credit facilities and $0.5 million derived from operations. Our primary uses of cash were (1) repayments on debt of $2.1 million; (2) capital expenditures totaling $1.9 million; (3) acquisition of treasury stock totaling $1.8 million; and (4) dividend payments totaling $1.4 million.

Our cash flows provided by operating activities totaled $0.5 million in the first three months of 2008 compared to a use of cash of $7.2 million for the same period of 2007. This increase was the result of working capital changes, primarily the reduction in accounts receivable offset by an increase in inventories and decreases in accounts payable and accrued liabilities. For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $1.4 million in the first three months of 2008 versus $1.5 million in the first three months of 2007. This decrease is primarily due to a $0.6 million difference in capital expenditures offset by a $0.7 million difference in proceeds from sale of property and equipment.

Our cash flows provided by financing activities totaled $3.0 million in the first three months of 2008 compared to $4.6 million for the same period of 2007. This decrease is primarily due to $1.8 million in treasury stock purchases.

Financings

Our revolving line of credit is available for general corporate purposes and as interim financing for capital expenditures. This credit facility is syndicated with five commercial banks and terminates in August 2010. At the end of the first quarter of 2008, we eliminated our subsidiary's $20.0 million unsecured revolving line and amended certain of the covenants on the remaining $60.0 million credit facility. Borrowings under the facility are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had letters of credit in the amount of $5.7 million outstanding at March 31, 2008 and these amounts are considered part of the facility's usage. Our unused capacity was $46.1 million at March 31, 2008.

Store Growth and Capital Expenditures

Our current store growth plans for 2008 include two new stores, one which opened in Orlando, Florida this quarter and one in an existing market in the fourth quarter. We expect to relocate stores in Murfreesboro, Tennessee and Mobile, Alabama in the fourth quarter and expect to close two additional stores during 2008. These changes should result in relatively no change in net selling space in 2008 compared to the end of 2007.

Many of our new stores under development are leased locations which reduces our capital investment. Our planned expenditures for 2008 are $10.5 million for stores, distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and our bank line of credit are expected to be adequate to finance our planned capital expenditures.

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies and similar matters, and those that include the words “believes,” “anticipates,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Havertys claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; merchandise costs; energy costs; timing and level of capital expenditures; introduction of new products; rationalization of operations; and other risks identified in Havertys’ SEC reports and public announcements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to our derivative financial instruments and other financial instruments and their related market risk since the date of the Company’s most recent annual report. We held no derivative financial instruments at March 31, 2008.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchase of Havertys’ common stock during the first quarter of 2008:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet be Purchased Under the Plans or Programs

January 1 – January 31, 2008	227,200	$ 7.95	227,200	297,246
February 1 – February 29, 2008	—	—	—	297,246
March 1 – March 31, 2008	—	—	—	297,246

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

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective April 30, 2007 (Exhibit 3.2 to our First Quarter 2007 Form 10-Q).
*10.1.3	Third Amendment to Revolving Credit Agreement dated as of April 4, 2008.
*10.2.1	Termination of Revolving Credit Agreement dated as of April 2, 2008.
*31.1	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 7241).
*31.2	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 7241).
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. sec 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 2, 2008	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer