Form 10-Q
period 2008-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2008-08-08
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 31, 2008 were: Common Stock – 17,209,169; Class A Common Stock – 4,091,281.

HAVERTY FURNITURE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,926	$167
Accounts receivable, net	40,017	58,748
Inventories	104,873	102,452
Prepaid expenses	12,754	8,732
Other current assets	7,060	8,837
Total current assets	166,630	178,936
Accounts receivable, long-term	3,185	8,003
Property and equipment, net	204,114	209,912
Other assets	25,054	25,086
	$398,983	$421,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$5,400	$—
Accounts payable	19,533	29,396
Customer deposits	18,171	17,183
Accrued liabilities	28,502	37,948
Current portion of long-term debt and lease obligations	17,179	8,353
Total current liabilities	88,785	92,880
Long-term debt and lease obligations, less current portion	7,346	20,331
Other liabilities	28,995	29,881
Total liabilities	125,126	143,092
Stockholders’ Equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2008 – 24,992; 2007 – 24,874 shares	24,992	24,874
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2008 – 4,614; 2007 – 4,659 shares	4,614	4,659
Additional paid-in capital	60,510	59,819
Retained earnings	261,846	265,952
Accumulated other comprehensive loss	(1,926)	(1,989)
Less treasury stock at cost – Common Stock (2008 – 7,783; 2007 – 7,566 shares) and Convertible Class A Common Stock (2008 and 2007 – 522 shares)	(76,179)	(74,470)
Total stockholders’ equity	273,857	278,845
	$398,983	$421,937

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$168,412	$187,104	$353,665	$378,177
Cost of goods sold	82,158	96,197	170,975	191,839
Gross profit	86,254	90,907	182,690	186,338
Credit service charge	497	606	1,062	1,261
Gross profit and other revenue	86,751	91,513	183,752	187,599

Expenses:
Selling, general and administrative	90,222	93,713	185,260	188,840
Interest, net	206	(94)	75	(152)
Provision for doubtful accounts	284	234	612	378
Other (income) expense, net	(77)	(171)	(119)	(651)
	90,635	93,682	185,828	188,415

Loss before income tax benefit	(3,884)	(2,169)	(2,076)	(816)
Income tax benefit	(1,575)	(818)	(799)	(296)
Net loss	$(2,309)	$(1,351)	$(1,277)	$(520)

Basic and diluted loss per share:
Common Stock	$(0.11)	$(0.06)	$(0.06)	$(0.02)
Class A Common Stock	$(0.11)	$(0.06)	$(0.06)	$(0.03)

Weighted average shares – basic:
Common Stock	17,162	18,558	17,137	18,522
Class A Common Stock	4,105	4,179	4,116	4,188

Weighted average shares – assuming dilution:
Common Stock	21,267	22,737	21,253	22,710
Class A Common Stock	4,105	4,179	4,116	4,188

Cash dividends per share:
Common Stock	$0.0675	$0.0675	$0.135	$0.135
Class A Common Stock	$0.0625	$0.0625	$0.125	$0.125

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands – Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(1,277)	$(520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,853	11,340
Provision for doubtful accounts	612	378
Gain on sale of property and equipment	—	(218)
Other	690	1,252
Changes in operating assets and liabilities:
Accounts receivable	22,937	(1,459)
Inventories	(2,421)	21,561
Customer deposits	988	(583)
Other assets and liabilities	(3,234)	(5,563)
Accounts payable and accrued liabilities	(19,309)	(14,843)
Net cash provided by operating activities	9,839	11,345

Cash Flows from Investing Activities:
Capital expenditures	(5,171)	(5,932)
Proceeds from sale of land, property and equipment	203	886
Other investing activities	282	158
Net cash used in investing activities	(4,686)	(4,888)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	127,765	350,775
Payments of borrowings under revolving credit facilities	(122,365)	(351,175)
Net increase (decrease) in borrowings under revolving credit facilities	5,400	(400)
Payments on long-term debt and lease obligations	(4,159)	(6,241)
Treasury stock acquired	(1,806)	(353)
Proceeds from exercise of stock options	—	319
Dividends paid	(2,829)	(3,026)
Net cash used in financing activities	(3,394)	(9,701)
Increase (decrease) in cash and cash equivalents during the period	1,759	(3,244)
Cash and cash equivalents at beginning of period	167	12,139
Cash and cash equivalents at end of period	$1,926	$8,895

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Business and Reporting Policies

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a full service home furnishings retailer. The Company operates all of its stores using the Havertys brand and does not franchise its concept. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries and one variable interest entity under FIN 46. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all normal, recurring adjustments considered necessary for a fair presentation have been included.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. We believe that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our financial condition or results of operations.

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

We have a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique under SFAS 157, and totaled $1.7 million at June 30, 2008. The related deferred compensation liability is recorded at the same amount given the rights of the participants.

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE C – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Portions of the receivables are classified as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year.

However, based on experience, we do not believe the collection rate will differ significantly. At June 30, 2008 and December 31, 2007, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $7.0 million and $12.1 million, respectively.

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

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Common:
Weighted average shares outstanding	17,162	18,558	17,137	18,522
Assumed conversion of Class A Common shares	4,105	4,179	4,116	4,188

Total weighted-average diluted Common shares	21,267	22,737	21,253	22,710

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F – Comprehensive Income

Total comprehensive income was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(2,309)	$(1,351)	$(1,277)	$(520)
Amortization of expired derivatives, net of applicable income tax	31	31	63	63

Total comprehensive loss	$(2,278)	$(1,320)	$(1,214)	$(457)

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

Net pension income included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service cost-benefits earned during period	$25	$37	$53	$74
Interest cost on projected benefit obligations	1,001	922	1,976	1,844
Expected return on plan assets	(1,166)	(1,177)	(2,334)	(2,354)
Amortization of prior service costs	53	52	105	104
Amortization of actuarial (gain) loss	(185)	4	(193)	8

Net pension income	$(272)	$(162)	$(393)	$(324)

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

Total sales decreased $18.7 million or 10.0% and comparable stores sales decreased 12.7% or $23.3 million in the second quarter of 2008 compared to the prior year period. The remaining $4.6 million of the change in sales in the second quarter of 2008 was from new and otherwise non-comparable stores. Sales for the first six months of 2008 decreased $24.5 million or 6.5% and comparable stores sales decreased 9.4% or $35.2 million. The remaining $10.7 million of the change in sales in the first six months of 2008 was from new and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

During the first half of 2008, we promoted longer term no interest financing and special pricing on select merchandise to help stimulate sales. We plan to remain competitive but not overly aggressive with our general merchandise pricing as we do not believe such stimulus would be sufficiently accretive to earnings. We will continue having promotional offers to drive store traffic and discounts during periodic sales events.

Housing sales, which is one driver of home furnishing purchases, is at historically low levels. Home values have declined and mortgage lending has tightened such that consumers have less access to funding for large discretionary purchases for the home. Rising gasoline and food prices have also contributed to consumers’ reluctance to increase spending for big-ticket furniture items. We do not anticipate a significant rebound in demand for the remainder of 2008.

Gross Profit

Gross profit for the second quarter of 2008 was 51.2%, an increase of 263 basis points as a percent of net sales compared to the prior year period. Better inventory management reduced the levels of damaged and close out merchandise during the second quarter of 2008 compared to 2007. The level of sales financed internally using long-term no interest credit promotions also affects our gross profit. During the second quarter of 2008, a third-party finance company funded more of these promotions, positively impacting gross margins. These improvements were partially offset as our LIFO provision increased in the second quarter of 2008 by approximately $0.5 million compared to last year’s quarter.

These changes, along with improvements generated by new products, product mix and better pricing discipline affected our gross profit year to date. Gross profit for the six months ended June 30 improved from 49.3% in 2007 to 51.7% in 2008.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

We have carefully managed our inventory and warehouse operations to reduce costs and maintain service levels. Many of our suppliers have experienced price increases and we are working diligently with them on our product costing. Our LIFO provision will be higher in the remainder of 2008 such that we currently expect our gross profit margin to be lower than the first half of this year but above last year’s comparable period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of five categories: selling; occupancy; delivery and certain warehousing costs; advertising; and administrative.

Our total SG&A costs were approximately $3.5 million and $3.6 million lower in the second quarter and first six months of 2008, respectively, compared to the prior year periods.

The cost of the promotional credit programs offered through a third-party finance company is included in selling expenses. These charges fluctuate in part due to the types and frequency of promotions offered through the third-party and the levels of usage of those programs. The cost for these programs increased $0.8 million and $3.6 million in 2008 compared to the prior year’s second quarter and first six months. Credit program costs were in line with those in the third and fourth quarters of 2007 when longer term free interest offers were also emphasized.

We are in the process of completing additional reductions in our administrative and other operational costs. The benefit of these actions will have an impact on the third quarter and be more fully realized in the fourth quarter results. These reductions will come in both fixed and variable type expenses. We believe that our second half total SG&A costs will be down approximately $2.3 million as compared to the first half if total sales dollars for these consecutive periods were equal.

Delivery and certain warehousing expenses were up slightly in the second quarter as compared to the prior year period. In response to the lower sales levels we adjusted our routes in many of our markets, reducing total headcount and related delivery expenses but these decreases were offset by higher fuel costs. Delivery expenses for the first six months of 2008 were relatively flat compared to the prior year period.

Our advertising and marketing expenses decreased by $2.3 million and $3.5 million for the quarter and six months ended June 30, 2008, respectively, compared to the prior year periods. We have adjusted our advertising spending in 2008 using more targeted methodologies designed to reach our customer.

Our administrative costs were down slightly in the second quarter and first six months of 2008 as compared to 2007. This decrease is due in large part to a reduction in management non-equity incentive compensation and insurance costs.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue, but incurs lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables, and accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the second quarter of 2008 were no interest offers requiring 24 or 36 equal monthly payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We elected to shift the offering of the longer term no interest promotions to the third-party provider during 2008. The following highlights these changes and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Credit Service Charge Revenue	$497	$606	$1,062	$1,261
Amount Financed as a % of Sales:
Havertys	8.5%	18.6%	8.8%	18.5%
Third-Party	37.4%	27.4%	37.6%	24.0%
	45.9%	46.0%	46.4%	42.5%

% Financed by Havertys:
No Interest for 12 months	64.3%	14.6%	59.6%	19.4%
No Interest for > 12 months	3.2%	67.7%	8.1%	61.1%
No Interest for < 12 months	11.6%	6.7%	12.0%	7.7%
Interest bearing	20.9%	11.0%	20.3%	11.8%
	100.0%	100.0%	100.0%	100.0%

	June 30,
	2008	2007
Accounts receivable	$45,002	$81,850
Allowance for doubtful accounts	1,800	1,800
Allowance as a % of accounts receivable	4.0%	2.2%

Our allowance for doubtful accounts as a percentage of receivables is higher in 2008 due to an increase in the delinquency and problem category percentages compared to 2007. The dollar amount of the allowance is flat with the year ago balance due to the large reduction in total accounts receivable.

Interest, net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have no interest terms for greater than twelve months. The following table summarizes the components of interest expense (income), net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest expense on debt	$598	$1,067	$1,230	$2,106
Amortization of discount on accounts receivable	(366)	(1,108)	(1,094)	(2,142)
Other, including capitalized interest and interest income	(26)	(53)	(61)	(116)
	$206	$(94)	$75	$(152)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense on debt decreased in the second quarter and first half of 2008 as compared to the 2007 periods due to lower levels of average debt.

We effectively stopped offering in-house interest free credit programs in excess of twelve months in January 2008. Previously, we made available to customers in-house interest free credit programs, which mostly ranged from 12 to 18 months. In connection with those programs which are greater than 12 months, we are required to discount the payments to be received over the expected life (considering prepayments) of the interest free credit program. The discount is recorded as a charge to cost of goods sold and as a contra receivable and is amortized as a credit to interest expense over the life of the receivable. The amount of amortization will decrease as the receivables generated under longer term, free interest financing promotions are collected.

Provision for Income Taxes

The tax rate, which includes the effect of discrete items, was 38.5% and 36.3% for the six months ended June 30, 2008 and 2007, respectively. In addition to the impact of discrete items, our rate is also affected by the Texas taxing scheme which is based on gross margin and not pre-tax income.

During the six months ended June 30, 2008, the Company settled certain state audits and revised our assessments related to state taxation issues resulting in a $0.2 million recognition of benefits. The remaining cumulative tax benefits at June 30, 2008 that would favorably affect the effective tax rate of future periods if recognized was approximately $0.8 million and is classified as long-term.

Balance Sheet Changes for the Six Months Ended June 30, 2008

Our balance sheet as of June 30, 2008, as compared to our balance sheet as of December 31, 2007, changed as follows:

•	increase in cash of $1.8 million;
•	decrease in gross accounts receivable of $23.9 million as we shifted more of our longer term credit offers to a third-party provider;
•	increase in inventories of $2.4 million as adjustments in purchasing were made early in the year to build stock because of the impact of factory closures around the Chinese New Year;
•	increase in prepaid expenses of $4.0 million due primarily to income taxes;
•	increase in notes payable to bank of $5.4 million as borrowings under the line of credit exceeded repayments;
•	decrease in accounts payable of $9.9 million due to a lower level of purchases in the second quarter of 2008 as compared to the fourth quarter of 2007; and
•

decrease in accrued liabilities of $9.4 million, primarily as liabilities for accrued payroll and commissions, related taxes, benefits and non-equity incentive pay declined due to lower net sales, reduced head count and normal seasonality.

Liquidity and Capital Resources

During the first six months of 2008, our principal sources of cash were $9.8 million derived from operations and $5.4 million in net proceeds from revolving credit facilities. Our primary uses of cash were (1) capital expenditures totaling $5.2 million; (2) repayments on debt of $4.2 million; (3) dividend payments totaling $2.8 million; and (4) acquisition of treasury stock totaling $1.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our cash flows provided by operating activities totaled $9.8 million in the first six months of 2008 compared to $11.3 million for the same period of 2007. This decrease was primarily the result of working capital changes and an increase in the net loss of $0.8 million. For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $4.7 million in the first six months of 2008 versus $4.9 million in the first six months of 2007. The $0.8 million difference in capital expenditures was offset by a $0.7 million difference in proceeds from sale of property and equipment.

Our cash flows used in financing activities totaled $3.4 million in the first six months of 2008 compared to $9.7 million for the same period of 2007. This decrease is primarily due to a $5.8 million increase in net borrowings on our revolver along with $2.1 million less in payments on long term debt and lease obligations offset by $1.5 million more in treasury stock purchases.

Financings

Our revolving line of credit is available for general corporate purposes and as interim financing for capital expenditures. This credit facility is syndicated with five commercial banks and terminates in August 2010. At the end of the first quarter of 2008, we eliminated our subsidiary's $20.0 million unsecured revolving line and amended certain of the covenants on the remaining $60.0 million credit facility. Borrowings under the facility are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had letters of credit in the amount of $5.7 million outstanding at June 30, 2008 and these amounts are considered part of the facility's usage. Our unused capacity was $48.9 million at June 30, 2008.

Store Growth and Capital Expenditures

Our current store growth plans for 2008 include two new stores, one which opened in Orlando, Florida in the first quarter and one in an existing market in the fourth quarter. We expect to relocate stores in Murfreesboro, Tennessee and Mobile, Alabama in the fourth quarter and expect to close two to three additional stores during 2008. These changes should result in net selling space being flat to slightly down in 2008 compared to the end of 2007.

Many of our new stores under development are leased locations which reduces our capital investment. Our planned expenditures for 2008 are $7.0 million for stores and store improvements and $5.7 million for distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and our bank line of credit are expected to be adequate to finance our planned capital expenditures.

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

There have been no material changes with respect to our derivative financial instruments and other financial instruments and their related market risks since the date of the Company’s most recent annual report. We held no derivative financial instruments at June 30, 2008.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders was held on May 9, 2008. There were two proposals on the ballot.

Proposal 1:	All eight incumbent directors nominated were elected by the holders of Class A Common Stock of the Company to a one year term with the following votes:

Nominee	For	Withheld

Clarence H. Ridley	3,911,333	5,400
John T. Glover	3,911,333	5,400
Rawson Haverty, Jr.	3,916,733	—
L. Phillip Humann	3,911,333	5,400
Mylle Mangum	3,916,733	—
Frank S. McGaughey, III	3,916,733	—
Clarence H. Smith	3,911,289	5,444
Al Trujillo	3,911,333	5,400

Proposal 2:	All three incumbent directors nominated were elected by the holders of Common Stock of the Company to a one year term with the following votes:

Nominee	For	Withheld

Terrence F. McGuirk	16,105,078	82,914
Vicki R. Palmer	16,105,078	82,914
Fred L. Schuermann	16,105,078	82,914

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 8, 2008	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer