Form 10-Q
period 2008-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2008-11-10
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 31, 2008, 2008 were: Common Stock – 17,232,096; Class A Common Stock – 4,088,931.

HAVERTY FURNITURE COMPANIES, INC.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operations – Three and Nine Months ended September 30, 2008 and 2007	2

	Condensed Consolidated Statements of Cash Flows – Three and Nine Months ended September 30, 2008 and 2007	3

	Notes to Condensed Consolidated Financial Statements	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

	Item 4. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	13

	Item 6. Exhibits	13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,724	$167
Accounts receivable, net	31,773	58,748
Inventories	99,830	102,452
Prepaid expenses	8,529	8,732
Other current assets	10,685	8,837
Total current assets	169,541	178,936
Accounts receivable, long-term	2,536	8,003
Property and equipment, net	201,565	209,912
Other assets	23,562	25,086
	$397,204	$421,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$—	$—
Accounts payable	21,351	29,396
Customer deposits	18,671	17,183
Accrued liabilities	33,630	37,948
Current portion of long-term debt and lease obligations	15,191	8,353
Total current liabilities	88,843	92,880
Long-term debt and lease obligations, less current portion	7,265	20,331
Other liabilities	29,546	29,881
Total liabilities	125,654	143,092
Stockholders’ Equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2008 – 25,013; 2007 – 24,874 shares	25,013	24,874
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2008 – 4,612; 2007 – 4,659 shares	4,612	4,659
Additional paid-in capital	61,086	59,819
Retained earnings	258,913	265,952
Accumulated other comprehensive loss	(1,895)	(1,989)
Less treasury stock at cost – Common Stock (2008 – 7,783; 2007 – 7,566 shares) and Convertible Class A Common Stock (2008 and 2007 – 522 shares)	(76,179)	(74,470)
Total stockholders’ equity	271,550	278,845
	$397,204	$421,937

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$175,579	$200,666	$529,243	$578,843
Cost of goods sold	85,104	101,141	256,079	292,980
Gross profit	90,475	99,525	273,164	285,863
Credit service charge	468	591	1,530	1,853
Gross profit and other revenue	90,943	100,116	274,694	287,716

Expenses:
Selling, general and administrative	92,879	99,798	278,139	288,638
Interest, net	273	(571)	348	(723)
Provision for doubtful accounts	432	407	1,044	786
Other (income) expense, net	(359)	(77)	(479)	(728)
	93,225	99,557	279,052	287,973

Income (loss) before income taxes	(2,282)	559	(4,358)	(257)
Income tax benefit	(767)	(84)	(1,566)	(380)
Net income (loss)	$(1,515)	$643	$(2,792)	$123

Basic and diluted earnings (loss) per share:
Common Stock	$(0.07)	$0.03	$(0.13)	$0.01
Class A Common Stock	$(0.07)	$0.03	$(0.13)	$0.00

Weighted average shares – basic:
Common Stock	17,213	18,460	17,163	18,501
Class A Common Stock	4,090	4,146	4,107	4,174

Weighted average shares – assuming dilution:
Common Stock	17,213	22,725	17,163	22,827
Class A Common Stock	4,090	4,146	4,107	4,174

Cash dividends per share:
Common Stock	$0.0675	$0.0675	$0.2025	$0.2025
Class A Common Stock	$0.0625	$0.0625	$0.1875	$0.1875

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands – Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(2,792)	$123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,217	16,889
Provision for doubtful accounts	1,044	786
Loss (gain) on sale of property and equipment	8	(219)
Other	794	1,588
Changes in operating assets and liabilities:
Accounts receivable	31,398	3,201
Inventories	2,621	31,007
Customer deposits	1,488	2,136
Other assets and liabilities	146	(6,273)
Accounts payable and accrued liabilities	(12,363)	(4,048)
Net cash provided by operating activities	38,561	45,190

Cash Flows from Investing Activities:
Capital expenditures	(8,307)	(10,173)
Proceeds from sale of land, property and equipment	256	888
Other investing activities	141	110
Net cash used in investing activities	(7,910)	(9,175)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	128,365	362,525
Payments of borrowings under revolving credit facilities	(128,365)	(375,125)
Net increase (decrease) in borrowings under revolving credit facilities	—	(12,600)
Payments on long-term debt and lease obligations	(6,228)	(8,306)
Treasury stock acquired	(1,806)	(5,213)
Proceeds from exercise of stock options	186	319
Dividends paid	(4,246)	(4,531)
Net cash used in financing activities	(12,094)	(30,331)
Increase in cash and cash equivalents during the period	18,557	5,684
Cash and cash equivalents at beginning of period	167	12,139
Cash and cash equivalents at end of period	$18,724	$17,823

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

We have a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique under SFAS 157, and totaled $1.5 million at September 30, 2008. The related deferred compensation liability is recorded at the same amount given the rights of the participants.

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE C – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Portions of the receivables are classified as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rate will differ significantly. At September 30, 2008 and December 31, 2007, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $6.1 million and $12.1 million, respectively.

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

The following is a reconciliation of the number of shares used in calculating the diluted earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Common:
Weighted average shares outstanding	17,213	18,460	17,163	18,501
Assumed conversion of Class A Common shares	—	4,146	—	4,174
Dilutive options, awards and common stock equivalents	—	119	—	152

Total weighted-average diluted Common shares	17,213	22,725	17,163	22,827

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and nine months ended September 30, 2008, 153,000 and 205,000 shares, respectively, underlying stock options, awards and common stock equivalents were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be anti-dilutive. For the three and nine months ended September 30, 2008, 4,090,000 and 4,107,000, respectively, incremental shares from assumed conversion of the Class A Common stock were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect.

NOTE F – Comprehensive Income (Loss)

Total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(1,515)	$643	$(2,792)	$123
Amortization of expired derivatives, net of applicable income tax	31	31	94	95

Total comprehensive income (loss)	$(1,484)	$674	$(2,698)	$218

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

Net pension income included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Service cost-benefits earned during period	$27	$12	$80	$86
Interest cost on projected benefit obligations	988	1,061	2,964	2,904
Expected return on plan assets	(1,167)	(1,177)	(3,501)	(3,532)
Amortization of prior service costs	52	52	157	157
Amortization of actuarial (gain) loss	(96)	14	(289)	23

Net pension income	$(196)	$(38)	$(589)	$(362)

As a result of significant declines in the fair value of our pension plan assets during 2008, it is possible our future pension plan contributions may be much greater than our projected 2008 contributions.

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

Total sales decreased $25.1 million or 12.5% and comparable stores sales decreased 14.9% or $29.2 million in the third quarter of 2008 compared to the prior year period. The remaining $4.1 million of the change in sales in the third quarter of 2008 was from new and otherwise non-comparable stores. Sales for the first nine months of 2008 decreased $49.6 million or 8.6% and comparable stores sales decreased 11.3% or $64.4 million. The remaining $14.8 million of the change in sales in the first nine months of 2008 was from new and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

During 2008, we have promoted longer term no interest financing and special pricing on select merchandise to help stimulate sales. We plan to remain competitive, but not overly aggressive, with our general merchandise pricing as we strive to maintain our gross profit margins. We will continue having promotional offers to drive store traffic and discounts during periodic sales events.

Housing sales, which is one driver of home furnishing purchases, is at historically low levels. Home values have declined and mortgage lending has tightened such that consumers have less access to funding for large discretionary purchases for the home. Higher gasoline and food prices have also contributed to consumers’ reluctance to increase spending for big-ticket furniture items. More recent turmoil in the financial markets has further reduced consumers’ inclinations towards spending. We do not anticipate a significant rebound in demand for the remainder of 2008 and well into 2009.

Gross Profit

Gross profit for the third quarter of 2008 was 51.5%, an increase of 193 basis points as a percent of net sales compared to the prior year period. Better inventory management reduced the levels of damaged and close out merchandise during the third quarter of 2008 compared to 2007. The level of sales financed internally using long-term no interest credit promotions also affects our gross profit. During the third quarter of 2008, a third-party finance company funded more of these promotions, positively impacting gross margins.

These changes, along with improvements generated by new products, product mix and better pricing discipline affected our gross profit year to date. Gross profit for the nine months ended September 30 improved from 49.4% in 2007 to 51.6% in 2008.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

We have carefully managed our inventory and warehouse operations to reduce costs and maintain service levels. Many of our suppliers have experienced price increases and we are working diligently with them on our product costing. Our LIFO provision estimates for the remainder of 2008 are such that we currently expect our gross profit margin to be similar to the first nine months of this year and above last year’s comparable period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of five categories: selling; occupancy; delivery and certain warehousing costs; advertising; and administrative.

Our total SG&A costs were approximately $6.9 million and $10.5 million lower in the third quarter and first nine months of 2008, respectively, compared to the prior year periods.

The cost of the promotional credit programs offered through a third-party finance company is included in selling expenses. These charges fluctuate in part due to the types and frequency of promotions offered through the third-party and the levels of usage of those programs. The cost for these programs decreased $1.6 million in the third quarter of 2008 as compared to the prior year period as the amounts financed and cost of the programs through the third-party decreased. For the first nine months in 2008, the third-party creditor expenses increased $2.0 million over the comparable prior year period as usage of the programs during the first half of 2008 was much greater than in the first half of 2007.

Occupancy costs are a significant portion of our SG&A costs and are generally fixed. Store rents represent slightly less than one-third of our occupancy costs. We are evaluating several locations with leases reaching renewal for potential renegotiations of option terms or possible closures. Currently, we lease ten properties we have exited prior to the end of their terms and have sub-leases on eight of these locations. During the third quarter we increased our reserve for store closing costs, which includes amounts related to sub-leased properties and potential defaults by sub-tenants, by $1.1 million.

Delivery and certain warehousing expenses were down in the third quarter as compared to the prior year period. In response to the lower sales levels we adjusted our routes in many of our markets, reducing total headcount and related delivery expenses. The effect of these decreases were partially offset by higher fuel costs. Delivery expenses for the first nine months of 2008 were down approximately $0.7 million compared to the prior year period.

Our advertising and marketing expenses decreased by $2.1 million and $5.6 million for the quarter and nine months ended September 30, 2008, respectively, compared to the prior year periods. We have adjusted our advertising spending in 2008 using more targeted methodologies designed to reach our customer.

Our administrative costs were down $0.6 million and $1.5 million in the third quarter and first nine months of 2008, respectively, as compared to 2007. This decrease is due in large part to a reduction in insurance costs and management non-equity incentive compensation.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue, but incurs lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables, accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular program offered through the third-party provider for the third quarter of 2008 was a no interest offer requiring 36 equal monthly payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We elected to shift the offering of the longer term no interest promotions to the third-party provider during 2008. The following highlights these changes and related accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Credit service charge revenue	$468	$591	$1,530	$1,853
Amount financed as a % of sales:
Havertys	7.8%	13.4%	8.5%	16.7%
Third-party	34.9%	37.4%	36.7%	28.7%
	42.7%	50.8%	45.2%	45.4%

% Financed by Havertys:
No Interest for 12 months	65.8%	14.0%	61.5%	17.9%
No Interest for > 12 months	1.8%	64.2%	6.1%	62.0%
No Interest for < 12 months	9.5%	7.6%	11.3%	7.6%
Interest bearing	22.9%	14.2%	21.1%	12.5%
	100.0%	100.0%	100.0%	100.0%

	September 30,
	2008	2007
Accounts receivable	$36,009	$76,983
Allowance for doubtful accounts	1,700	2,000
Allowance as a % of accounts receivable	4.7%	2.6%

Our allowance for doubtful accounts as a percentage of receivables is higher in 2008 due to an increase in the delinquency and problem category percentages compared to 2007. The dollar amount of the allowance is down slightly compared with the year ago balance due to the large reduction in total accounts receivable.

Interest, net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have no interest terms for greater than twelve months. The following table summarizes the components of interest expense (income), net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest expense on debt	$517	$755	$1,747	$2,861
Amortization of discount on accounts receivable	(167)	(1,179)	(1,260)	(3,321)
Other, including capitalized interest and interest income	(77)	(147)	(139)	(263)
	$273	$(571)	$348	$(723)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense on debt decreased in the third quarter and first nine months of 2008 as compared to the 2007 periods due to lower levels of average debt.

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

Provision for Income Taxes

The tax rate, which includes the effect of discrete items, was 35.9% for the nine months ended September 30, 2008. In addition to the impact of discrete items, our rate is also affected by the Texas taxing scheme which is based on gross margin and not pre-tax income.

During the nine months ended September 30, 2008, the Company settled certain state audits related to state taxation issues resulting in a $0.3 million recognition of benefits. The remaining cumulative tax benefits at September 30, 2008 that would favorably affect the effective tax rate of future periods if recognized was approximately $0.8 million and is classified as long-term.

During the nine months ended September 30, 2007, the Company recognized approximately $0.3 million in benefit from the settlement of certain state tax audits and revisions in assessments related to state taxation issues.

Balance Sheet Changes for the Nine Months Ended September 30, 2008

Our balance sheet as of September 30, 2008, as compared to our balance sheet as of December 31, 2007, changed as follows:

•	increase in cash of $18.6 million;
•	decrease in gross accounts receivable of $32.9 million as we shifted more of our longer term credit offers to a third-party provider;
•	decrease in inventories of $2.6 million as sales demand has been less than expected;
•	decrease in accounts payable of $8.0 million due to a lower level of purchases in the third quarter of 2008 as compared to the fourth quarter of 2007; and
•

decrease in accrued liabilities of $4.3 million, primarily as liabilities for accrued payroll and commissions, related taxes, benefits and non-equity incentive pay declined due to lower net sales, reduced head count and normal seasonality.

Liquidity and Capital Resources

During the first nine months of 2008, our principal source of cash was $38.6 million derived from operations. Our primary uses of cash were (1) capital expenditures totaling $8.3 million; (2) repayments on debt of $6.2 million; (3) dividend payments totaling $4.2 million; and (4) acquisition of treasury stock totaling $1.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our cash flows provided by operating activities totaled $38.6 million in the first nine months of 2008 compared to $45.2 million for the same period of 2007. This decrease was primarily the result of working capital changes and the net loss of $2.8 million in 2008 compared to net income of $0.1 million in 2007. For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $7.9 million in the first nine months of 2008 versus $9.2 million in the first nine months of 2007. The $1.9 million difference in capital expenditures was offset by a $0.6 million difference in proceeds from sale of property and equipment.

Our cash flows used in financing activities totaled $12.1 million in the first nine months of 2008 compared to $30.3 million for the same period of 2007. This decrease is primarily due to a $12.6 million decrease in net repayments of our bank revolver, $2.1 million less in payments on long-term debt and lease obligations and $3.4 million less in treasury stock purchases.

Financings

Our revolving line of credit is available for general corporate purposes and as interim financing for capital expenditures. This credit facility is syndicated with five commercial banks and terminates in August 2010. At the end of the first quarter of 2008, we eliminated our subsidiary's $20.0 million unsecured revolving line and amended certain of the covenants on the remaining $60.0 million credit facility. Borrowings under the facility are unsecured and accrue interest at LIBOR plus a spread that is based on a fixed-charge coverage ratio. We had letters of credit in the amount of $5.7 million outstanding at September 30, 2008 and these amounts are considered part of the facility's usage. Our unused capacity was $54.3 million at September 30, 2008. We are currently exploring other financing alternatives which provide greater flexibility given the uncertainty of the economic environment.

Store Growth and Capital Expenditures

Our current store growth plans for 2008 include two new stores, one which opened in Orlando, Florida in the first quarter and one which will open in an existing market in the fourth quarter. We are relocating stores in Murfreesboro, Tennessee and Mobile, Alabama in the fourth quarter and are closing three additional stores during 2008. These changes should result in net selling space being down 1% in 2008 compared to the end of 2007.

Many of our new stores under development are leased locations which reduces our capital investment. Our planned expenditures for 2008 are $7.2 million for stores and store improvements and $3.1 million for distribution and information technology. Capital expenditures for stores do not necessarily coincide with the years in which the store opens. Cash balances, funds from operations, proceeds from sales of properties and our bank line of credit are expected to be adequate to finance our planned capital expenditures.

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

There have been no material changes with respect to our financial instruments and their related market risks since the date of the Company’s most recent annual report. We have exposure to floating interest rates through our revolving line of credit. Therefore, interest expense will fluctuate with changes in LIBOR and other benchmark rates. We do not believe a 100 basis point change in interest rates would have a significant adverse impact on our operating results or financial position.

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

Recently, the capital and credit markets have become volatile as a result of adverse conditions resulting in failure, or near failure, of several large financial institutions. If the markets remain volatile, we may incur increased costs of borrowings and our access to credit may be limited.

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 10, 2008	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer