Form 10-K
period 2008-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2009-03-16
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number:1-1445

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $154,752,263 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2009

Common Stock, $1 par value per share	17,338,991 shares
Class A Common Stock, $1 par value per share	3,994,101 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2009	Part III

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2008

PART I

ITEM 1.	BUSINESS

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

Havertys originated as a family business in 1885 in Atlanta, Georgia with one store and made deliveries using horse-drawn wagons. The Company grew to 18 stores and accessed additional capital for growth through its initial public offering in October 1929. Havertys has grown to over 120 stores in 17 states in the Southern and Midwest regions. All of our stores are operated using the Havertys name and we do not franchise our stores. Based on 2007 revenues and as reported by Furniture Today, we were one of the top 20 largest retailers of furniture in the country. We believe that we are an effective and significant competitor in our markets.

We serve a target customer in the middle to upper-middle income ranges. Havertys has attracted this discriminating and demanding consumer by focusing on what we believe are the key elements of furniture retailing:

•	stylish and fashionable merchandise at a discernible value;
•	knowledgeable and helpful sales associates;
•	convenient and appealing stores;
•	easily navigable website for pre-shopping or transaction consummation;
•	targeted and complimentary advertising;
•	timely delivery of purchases to our customers’ homes; and
•	availability of flexible and competitive financing.

At Havertys, the essential ingredient in all of the above is an overriding focus on customer service. We believe that these elements combine to generate substantial brand loyalty and repeat customer business.

Industry

The retail furniture industry does not have a dominant national retailer. Personal consumption expenditures on residential furniture, which includes mattresses, totaled $85.0 billion in 2007, yet the 25 largest furniture retailers account for only 30% of the sales. Individual local market retailers, larger multiple market operators, department stores, manufacturers’ stores, “lifestyle” retailers and wholesale clubs are all competing for the consumers’ business.

The industry has been undergoing numerous fundamental changes over the last few years resulting from increased availability of high quality and lower cost imports. These factors have caused larger domestic manufacturers to increase foreign sourcing, reduce capacity and search for distribution solutions including forays into their own dedicated retail channel. Mass merchants such as COSTCO, Target and Walmart have expanded their furniture offerings both in-store and on-line. The dramatic rise in quality imported product created opportunities for retailers to “price-down” their merchandise in an attempt to stimulate top-line growth which in turn has led to industry deflation and margin pressure. However, financing the increased level of imports has created pressure on a number of retailers particularly in a period of declining sales. The increased level of imports has also challenged the back-end of the retailing business as lead-times from the factories are significantly longer and shipment quantities are larger.

These fundamental changes have been closely followed by a weak economic cycle which has continued to deteriorate. The retail furniture industry is particularly sensitive, given that home furnishings are a large and postponable purchase. We believe that the severe weakness in housing, home mortgage markets, consumer confidence and personal disposable income and the loss of wealth in equity markets have negatively impacted sales.

This has placed additional pressure on retailers and we expect there will be many financially weaker ones that will be forced to exit the business during this recession.

Strategy

Our operating strategy is to offer quality merchandise which has been selected and priced to appeal to our target customer. Our merchandise is primarily proprietary products branded Havertys, supplemented by key brands in the bedding category. We use a multichannel approach to reach our customers with products displayed attractively in well located stores, offered on our website and advertised through catalogs, direct mailer and newspaper inserts. We believe that the quality of the merchandise we offer and our knowledgeable sales associates, coupled with the ability to deliver purchases within a short time-frame, are very important to our ability to maintain customer satisfaction.

We have made significant investments in our distribution infrastructure and believe that we effectively flow products, particularly the large amount of imported goods, to our customers. Our store support infrastructure includes our proprietary management information systems, training processes, merchandising capabilities and customer credit processes. The current economic cycle has made it difficult to leverage our investments in distribution facilities and store support infrastructure.

Our strategy for expansion has been to pursue opportunities in denser markets which we can serve using our existing distribution system. Assuming continuation of the difficult macro environment for residential furniture sales, the opportunities for store locations are likely to rise as weak retailers are unable to withstand a prolonged decline in business. However, given the challenging sales environment we do not expect to expand our square footage in the near term.

Our primary focus is to carefully manage our resources. We have made several adjustments to our cost structure and limited our capital spending. Our strong balance sheet and sufficient borrowing capacity puts Havertys on solid footing, which is critical during a difficult economic cycle, and provides the means for opportunistic expansion in the future when conditions improve.

Revenues

The following table sets forth the approximate percentage contributions by product and service to our gross revenues for the past three years:

	Year ended December 31,
	2008	2007	2006
Merchandise:
Living Room Furniture	48.2%	48.1%	47.6%
Bedroom Furniture	21.4	21.3	22.1
Dining Room Furniture	11.7	11.6	12.4
Bedding	9.4	10.1	9.8
Accessories and Other (1)	9.0	8.6	7.8
Credit Service Charges	0.3	0.3	0.3
	100.0%	100.0%	100.0%

(1)	Includes delivery charges and product protection.

Merchandising

A majority of the merchandise we carry bears the Havertys brand, Havertys®. We also offer nationally well-known bedding product lines of Sealy®, Serta® and Tempur-Pedic®. We have avoided utilizing lower quality, promotional price-driven merchandise favored by many national chains, which we believe would devalue the Havertys brand with the consumer.

We tailor our merchandise presentation to the needs and tastes of the local markets we serve. All five regional managers are included in our buying team, and their input allows us to present a product mix that is roughly 12% regionalized. This varietal mix allows us to offer more “coastal” or “western” or “urban” looks to the appropriate markets.

Many retailers have been advertising aggressive sales promotions to stimulate business and increase their volume. We believe that this approach would negatively impact our “everyday low pricing” integrity with our customers over the longer term. Instead, we have used targeted promotional pricing during traditional sales events. Working with our suppliers we have received pricing reductions for limited time sales on better selling merchandise. This spurs consumers and increases volume on other products in that collection. Supplementing the pricing promotions, we also offer free-interest and deferred payment financing promotions.

Our core furniture merchandise comprises approximately 88% of the furniture items, excluding bedding and accessories, which we carry in most of our stores. Additional products that are more regionally focused and items needed to merchandise our largest retail stores supplement the core furniture merchandise assortment. The level of imported merchandise that we offer has increased during the past few years as the quality and consistency of the products have improved. Imported products comprised approximately 37% of our core merchandise groups at December 31, 2003, and has increased to approximately 74% of our core merchandise groups by the end of 2008. Wood products, or “case goods,” are generally imported from Asia, with only 6% of our selected case goods at December 31, 2008 produced domestically. Upholstered items are not as heavily imported, with the exception of our leather products, of which approximately 64% were imported from Mexico or Asia during 2008.

We purchase most of our merchandise through domestic manufacturers or agents and a small level of products working directly with foreign manufacturers. We believe that, although there are savings in the “direct import” approach to sourcing our goods, there are also associated risks with quality and customer acceptance. We are using several design firms to complement our merchandising team’s skills to develop our proprietary Havertys products. We have also selected an experienced quality control firm that is dedicated to exclusively inspecting product produced for Havertys. These steps are necessary as we evaluate expanding our direct import program.

Although we have only an estimated 1% national market share of the highly fragmented furniture retail market, we are an important customer to the largest furniture manufacturers due to our financial strength. Our current size and growth potential provide opportunities to enhance our purchasing power with our suppliers. We purchased approximately 44% of our merchandise from 10 vendors in 2008. There are, however, numerous additional merchandise sources available to Havertys.

Multichannel Reach

We have developed and integrated our sales, credit, inventory and distribution systems to enable selling to customers within our delivery footprint through multichannels. Our sales associates are enabled by our store systems and website to provide our customers with a single source for service from product selection, credit approval and the setting of the delivery date. Customers can also use our website to obtain product availability, purchase and schedule delivery on-line. Our catalogs, direct mailers and newspaper inserts are also used to reach our customers with product information and pricing. These various channels allow us to more fully realize the benefits of our continuing investments in product selection, advertising, stores and distribution.

Stores

As of December 31, 2008, we operated 122 stores serving 80 cities in 17 states. We have executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores, closing certain locations and moving into new markets. Accordingly, the number of retail locations has increased by 22 since the end of 1998, but total square footage has increased approximately 30%.

We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings. The store’s curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise. Interior details such as floor surfaces, lighting and music have been carefully chosen as backgrounds for a pleasant and inviting shopping experience. We persistently review our showrooms’ floor layouts to ensure that we are merchandising in the best manner.

Direct-to-Customer

Our website has proven to be useful in reaching the growing number of consumers that use the internet to pre-shop before going to a store. The site also provides our sales associates a tool to further engage the customer while she is in the store and extend her shopping experience when she returns home. We limit on-line sales of our furniture to within our delivery network, and accessories to the continental United States. We believe that a direct-to-customer business complements our retail store operations by building brand awareness and is an effective advertising vehicle.

The first stage of our improved website went live in early October 2007 and featured enhanced shopping, consumer product reviews, credit application and delivery availability. Improvements in early 2008 provide consumers with room planners, allows them to develop “wish lists,” place orders on-line and set delivery of their purchases. Post-purchase features include “follow the truck” for deliveries and customer service opportunities. The website averaged approximately 23,000 visits per day from potential and existing customers during 2008.

We may also distribute seasonal catalogs to selected consumers and use direct mailers and newspaper inserts to reach consumers. The catalogs are generally 90 to 100 pages and contain product information and pricing. During 2008, we mailed approximately 600,000 catalogs and delivered one to each customer with their purchase. We had ten direct mail events with approximately 800,000 pieces mailed for each and distributed 134 million newspaper inserts in 2008. Based on the current economic environment we do not expect to use catalogs during 2009 and will increase the number of direct mail events.

Distribution

Our distribution system uses a combination of three distribution centers, three home delivery centers and 12 local market cross-docks. The distribution centers (DCs) are designed to shuttle prepped merchandise up to 250 miles for next day home deliveries, and serve cross-docks and home delivery centers within a 500-mile radius. The home delivery centers in turn provide service to markets within an additional 200 miles. Local market cross-docks process inventory in the same manner as a home delivery center but only serve a single outlying market.

The advantages of our system over a local warehousing based model include better management of inventory with reduced levels of closeouts and damaged merchandise. This structure also enables us to enter new markets without adding local market warehouses. Our customer service has been consolidated from the local markets to two call centers, where state-of-the-art phone and computer systems allow for easier access to delivery scheduling and follow-up information.

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

Management Information Systems

We continue to expand and improve the use of technology across all of our business processes with a customer-centric approach. Our fully integrated information system tracks, on a real-time basis, inventory flow from our vendors to receipt in and movement within our warehouses and delivery to our customers. This allows sales associates and customers to see availability, potential delivery dates and “follow the truck” on delivery day. Merchandising and supply chain teams can adjust product flow from vendors based on current results compared to expectations to improve product availability and maintain proper levels of inventory.

Customers are assigned unique identifiers which are used to handle purchase, delivery and service functions and that information is stored in a database accessible across our enterprise. This improves communications across all aspects of customer touchpoints and allows consumers, if they prefer, to use a wide range of “self service” features via our website. Our system provides tools for sales associates to aid in strengthening their customer relationships and providing a high level of assistance.

Our integrated management information system also includes extensive functionality for management of the complete credit portfolio life cycle. We make extensive use of our communication network for video training and webinars in many areas from distribution and delivery to sales and customer service. All of our current business application software, except our website engine, accounting systems and certain stand-alone applications has been developed in-house by our management information system employees. We believe these systems efficiently support our current operations and provide a foundation for future growth.

As part of our ongoing system availability protection and disaster recovery planning, we have a redundant data center that provides the ability to switch production processing to the secondary system should the primary data center become disabled or unreachable. The two centers are kept synchronized utilizing third party software and SAN technology. This system provides "high availability" of the production processing environment. The redundant center is geographically removed from our corporate office for purposes of disaster recovery and security.

Credit Operations

As a service to our customers, we offer a revolving charge credit plan with credit limits determined through our on-line credit approval system and an additional credit program outsourced to a third-party finance company. The combined amount financed under our credit program and the third-party finance company, as a percent of net sales, was 44% during 2008. We believe that our credit offerings are a reasonable response to similar or more aggressive promotions advertised by competitors.

Havertys Credit Services, Inc. (“Havertys Credit”), a wholly-owned subsidiary of the Company, handles the credit approval, collections and credit customer relationship functions. At December 31, 2008, Havertys Credit maintained a receivables portfolio of approximately $28.1 million, before deducting reserves. Our credit programs typically require a 25% down payment although the average is lower due to frequent “No Down Payment” offers for above average sales ticket amounts. The standard (non-promotional) credit service charge rate currently ranges from 9.9% to 14.9% per annum (except for a lower rate in Arkansas). We routinely offer various interest-free periods of up to 12 months as part of promotional campaigns but do not offer payment deferrals beyond six months. The Havertys Credit financing program chosen most frequently by our customers during 2008 was a no interest offer requiring 12 equal monthly payments. Amounts financed under our programs represented approximately 8% of 2008 sales. We elected to shift the offering of the longer term no interest promotions to the third-party provider during 2008. This change has helped to shrink our receivables portfolio, reduce our capital requirements, and limit our exposure to consumer receivables.

The additional programs provided by the third-party finance company generally provide for longer payment deferrals than we choose to offer. Discounts on the outsourced credit sales approved by the third-party finance company are charged to selling, general and administrative (“SG&A”) expenses as are national credit card fees. Sales financed by the third-party provider are not Havertys’ receivables and accordingly, we do not have any credit risk or servicing responsibility for these accounts, and they are not included in our consolidated financial statements. Further, the third-party finance company has no credit or collection recourse to Havertys, and we generally receive payment from them within two to three business days from the delivery of the merchandise to the customer.

Over the last several years, credit service charge revenue has declined due to the increase in outsourcing of financing and as we have offered longer free interest periods in our financing promotions. As a result, few customers have had to pay credit service charges and “free interest” receivables have risen. These combined factors resulted in an average interest yield of approximately 4.6% for 2008.

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. The degree and source of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains and certain department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards. Furniture manufacturers have also opened their own dedicated retail stores in an effort to control and protect the distribution prospects of their branded merchandise.

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

Employees

As of December 31, 2008, we had approximately 3,560 employees: 2,770 in individual retail store operations, 190 in our corporate and credit operations, 55 in our customer-service call centers, and 545 in our warehouse and delivery points. No employee of Havertys is a party to any union contract and we consider our employee relations to be good. To attract and retain qualified personnel, we seek to maintain competitive salary and wage levels in each market area.

We have developed training programs, including interior design, product knowledge, selling and management skills classes. Because we primarily promote or relocate current associates to serve as managers and assistant managers for new stores and markets, training and assessment of our associates is essential to our growth. Our regional managers and market area managers meet with senior management to discuss the development of assistant managers and certain department heads and consider possible candidates for promotion. We also maintain a list of qualified outside applicants that can be reviewed when positions become available. We have programs in our stores, distribution and corporate offices to ensure that we hire and promote the most qualified associates in a nondiscriminatory way.

Trademarks

We have registered our various logos and “Havertys®” trademark with the United States Patent and Trademark Office. We believe that our trademark position is adequately protected in all markets in which we do business. We believe that our trade names are recognized by consumers and are associated with a high level of quality, value and service.

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

The products we sell are subject to federal regulatory standards. We have processes in place to ensure compliance with these standards and that these processes are adjusted as necessary for changes in the regulations. We believe that the products we sell are in substantial compliance with the regulatory standards governing such products.

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

Corporate Governance

We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of the code and additional information about our corporate governance policies are posted on our website. Click on the “About Us” and then “Corporate Governance” buttons to find, among other things:

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

EXECUTIVE OFFICERS

The following table sets forth certain information as of March 1, 2009 regarding the executive officers of Havertys.

Name	Age	Position with the Company and Other Information
Clarence H. Ridley	66	Chairman of the Board since January 2001. Vice Chairman from 1996 to 2000; Partner at King & Spalding from 1977 to 2000. Director of the Company since 1979.
Clarence H. Smith	58

Chief Executive Officer since January 2003 and President since May 2002. Chief Operating Officer from May 2000 to 2002; Senior Vice President and General Manager, Stores from 1996 to 2000. He has served in other capacities at both the operational and corporate levels since joining the Company in 1973. Director of the Company since 1989.

Steven G. Burdette	47

Executive Vice President, Stores since May 2008; Senior Vice President, Operations, from 2003 to 2008. Vice President, Operations, from 2002 to 2003; Vice President, Merchandising, from 1994 to 2002; Assistant Vice President, Merchandising, from 1993 to 1994. His experience includes local store operations since joining the Company in 1983.

J. Edward Clary	48	Chief Information Officer since 2000 and Senior Vice President, Distribution since May 2008. Vice President, Management Information Services, from 1994 to 2000. He joined the Company in 1990.
Thomas P. Curran	56

Senior Vice President, Marketing since 2005. Vice President, Advertising and Internet Strategies, from 2000 to 2005. Vice President, Advertising, from 1987 to 2000. His focus has been almost exclusively on advertising since joining the Company in 1982.

Allan J. DeNiro	55

Chief People Officer since 2005. Vice President, Human Resources, from October 2004 until 2005. President and Chief Executive Officer of New Century Partners, a management consultancy firm specializing in human capital development from 2002 to 2004.

Dennis L. Fink	57

Executive Vice President since 1996 and Chief Financial Officer since 1993. Senior Vice President from 1993 to 1996. Senior Vice President, Treasurer and Chief Financial Officer and a director of Horizon Industries, Inc., a publicly held carpet manufacturer, from 1985 to 1992.

Richard D. Gallagher	47

Senior Vice President, Merchandising, since February 2009. Vice President, Merchandising from 2005 to 2009. Assistant Vice President, Stores from 2004 to 2005. Previously, he served in local store operations since joining the Company in 1988.

Rawson Haverty, Jr.	52

Senior Vice President, Real Estate and Development, since 1998. Vice President, Real Estate and Insurance Divisions, from 1992 to 1998; Assistant Vice President from 1987 to 1992; joined the Company in 1984. Director of the Company since 1992.

Jenny Hill Parker	50

Treasurer since 1998 and Corporate Secretary since 1997. Vice President, Finance, since 1996; Financial officer since joining the Company in 1994. Senior Manager at KPMG Peat Marwick LLP from 1988 to 1994.

Janet E. Taylor	47	Vice President and General Counsel since 2006. Joined the Company as Vice President, Law in 2005. Partner at King & Spalding from 2000 to 2005.

M. Tony Wilkerson	63

Retired from the Company effective February 15, 2009. Executive Vice President, Merchandising from 2005 to 2009. Senior Vice President, Marketing from 1994 to 2005, and Vice President, Merchandising from 1990 to 1994. He focused primarily on merchandising when joining the Company in 1976. Director of the Company from 1999 to May 2003.

These officers are elected or appointed annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time. Rawson Haverty, Jr., Clarence H. Ridley and Clarence H. Smith are first cousins.

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

Changes in economic conditions could adversely affect demand for our products.

A large portion of our sales represent discretionary spending by our customers. A number of economic factors, including, but not limited to availability of consumer credit, interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, and the level of mortgage refinancing, generally affect demand for our products. Higher unemployment rates, higher fuel and other energy costs, and higher tax rates adversely affect demand. The decline in economic activity and conditions in the markets in which we operate has, and may continue to, adversely affect our financial condition and results of operations for the foreseeable future.

The financial crisis could adversely affect our business and financial performance.

The ongoing financial crisis has tightened credit markets and lowered liquidity levels. Lower credit availability may increase borrowing costs. Some of our suppliers are experiencing serious financial problems due to reduced access to credit and lower revenues. Financial duress may prompt some of our suppliers to seek to renegotiate terms with us, reduce production or file for bankruptcy protection. Our customers may be unable to obtain financing to purchase products and meet their payment obligations to us. The occurrence of these events may adversely affect our operations, earnings, cash flows and/or financial position.

We face significant competition from national, regional and local retailers of home furnishings.

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. National mass merchants such as COSTCO also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

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

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	aggressive advertising, pricing and marketing;
•	extension of credit to customers on terms more favorable than we offer;
•	larger store size, which may result in greater operational efficiencies, wider product assortments or innovative store formats;
•	adoption of improved retail sales methods; and
•	expansion by our existing competitors or entry by new competitors into markets where we currently operate.

Competition from any of these sources could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations.

If new products are not introduced or consumers do not accept new products, our sales may decline.

Our ability to maintain and increase revenues depends to a large extent on the periodic introduction and availability of new products. We believe that the introduction and consumer acceptance of our proprietary Havertys brand is a significant part of our ability to maintain or increase revenues. These products are subject to fashion changes and pricing limitations which could affect the success of these and other new products.

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

During 2008, approximately 60% of our furniture purchases, on a dollar basis were for goods not produced domestically. All of these purchases were denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such price increases, if they occur, could have one or more of the following impacts:

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

Fluctuations and volatility in the cost of raw materials and components could adversely affect our profits.

The primary materials our vendors use to produce and manufacture our products are various woods and wood products, resin, steel, leather, cotton, and certain oil based products. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. Significant increases in these and other costs in the future could materially affect our vendors’ costs and our profits as discussed above.

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

If transportation costs exceed amounts we are able to effectively pass on to the consumer, either by higher prices and/or higher delivery charges, then our profitability will suffer.

Our business depends on our ability to meet our labor needs.

Our success depends on hiring and retaining quality managers and sales associates in our stores. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Also, our sales associates are compensated under a commission structure which historically fosters a high rate of turnover. If we are unable to hire and retain sales associates capable of providing a high level of customer service, our business could be adversely affected. We are also dependent on the employees who staff our distribution centers, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as unemployment levels, minimum wage legislation and wage inflation. Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future.

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

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards for payment in our stores. During 2008, approximately 45% of our sales were attributable to credit card transactions, and credit card usage could continue to increase.

We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

Significant differences between actual results and estimates of the amount of future funding for our pension plans and significant changes in funding assumptions or significant increases in funding obligations due to regulatory changes, could adversely affect our financial results.

We have a funded non-contributory defined benefit pension plan that covers most of our employees. We also have an unfunded non-qualified, non-contributory supplemental executive retirement plan (SERP). The Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code govern the funding obligations for our pension plans. Our defined benefit plan was frozen as of December 31, 2006 for substantially all participants. For 2007 and beyond, Havertys employees may participate in an enhanced defined contribution plan.

As of December 31, 2008, our projected benefit obligations under our retirement plans exceeded the fair value of plan assets by an aggregate of approximately $16.5 million ($11.7 million of which was attributable to the defined pension plan and $4.8 million of which was attributable to the SERP). Estimates for the amount and timing of the future funding obligations of these plans are based on various assumptions. These assumptions include the discount rates and expected long-term rate of return on plan assets. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond market returns. Significant differences in results or significant changes in assumptions may materially affect our retirement plan obligations and related future contributions and expense.

The terms of our revolving credit facility impose operating and financial restrictions on us, which may constrain our ability to respond to changing business and economic conditions. This constraint could have a significant adverse impact on our business.

Our current revolving credit facility contains provisions which restrict our ability to, among other things, incur additional indebtedness, issue additional shares of capital stock in certain circumstances, make particular types of investments, incur certain types of liens, pay cash dividends, redeem capital stock, consummate mergers of certain sizes, enter into transactions with affiliates or make substantial asset sales. In addition, our obligations under the revolving credit facility are secured by interests in substantially all of our personal property, primarily our inventories, accounts receivable and cash, excluding store and distribution center equipment and fixtures. In the event of a significant loss in value of our inventory the amount available to borrow will be reduced and may place us in default. In the event of insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

If we are unable to generate sufficient cash flows from operations in the future, we may have to refinance all or a portion of our debt and/or obtain additional financing. We cannot assure you that refinancing or additional financing on favorable terms could be obtained.

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes include estimates and assumptions made by Management that affect reported amounts. Actual results could differ materially from those estimates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. These leased facilities contain approximately 48,000 square feet of office space on two floors of a mid-rise office building. Havertys Credit leases 7,000 square feet of office space in Chattanooga, Tennessee. The following table sets forth the number of stores we operated at December 31, 2008 by state for our 122 locations:

State	Number of Stores	State	Number of Stores
Alabama	7	Mississippi	2
Arkansas	2	Missouri	1
Florida	28	North Carolina	8
Georgia	16	Ohio	2
Indiana	1	South Carolina	7
Kansas	1	Tennessee	6
Kentucky	4	Texas	21
Louisiana	4	Virginia	9
Maryland	3

The following table sets forth information concerning our operating facilities as of December 31, 2008.

	Retail Locations	Local Market Area Cross-docks(c)	Regional Distribution Facilities
Owned(a)	42	—	3
Leased(b)	80	12	3
Total	122	12	6

(a)	The net book value of land and buildings for our owned stores was approximately $100.6 million at December 31, 2008.
(b)	The leases have various termination dates through 2025 plus renewal options. Includes leases on three retail stores recorded as owned under EITF 97-10.
(c)	Of the local market area cross-docks, 7 are attached to retail locations.

	2008	2007	2006
Retail square footage at December 31 (in 000s)	4,292	4,324	4,208
% Change in retail square footage	(0.7)%	2.8%	1.5%
Annual net sales per weighted average square foot	$160	$185	$206

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

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  The Company’s common stock and Class A common stock are traded on the New York Stock Exchange under the trading symbols “HVT” and “HVTA”. Information regarding the high and low sales prices per share of both classes of common stock in 2008 and 2007 is included in Note 17, “Market Prices and Dividend Information,” to the Company’s Consolidated Financial Statements.

(b)  Based on the number of individual participants represented by security position listings, there are approximately 2,500 holders of the Company’s common stock and 200 holders of the Class A common stock at December 31, 2008.

(c)  The payment of dividends and the amount thereof are determined by the Board of Directors and depend upon, among other factors, the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered. The Company has paid a quarterly cash dividend since 1935 but given the current general economic declines, the Board suspended the Company’s dividend in the fourth quarter of 2008. Information regarding the Company’s payments of dividends for 2008 and 2007 is included in Note 17, “Market Prices and Dividend Information,” to the Company’s Consolidated Financial Statements

(d)  Information concerning the Company’s equity compensation plans is set forth in Item 11 of Part II of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2003 and ended December 31, 2008. The graph assumes an initial investment of $100 on January 1, 2003 and reinvestment of dividends.

	2003	2004	2005	2006	2007	2008
HVT	$100.00	$ 94.39	$ 67.00	$ 78.40	$ 48.80	$ 51.62
HVT-A	$100.00	$ 88.24	$ 65.73	$ 77.93	$ 48.19	$ 52.50
S&P 600 Index – Total Return	$100.00	$122.65	$132.07	$152.03	$151.58	$104.47
SIC Codes 5700-5799	$100.00	$106.21	$107.46	$111.88	$114.01	$ 60.91

We are also presenting a ten-year performance graph comparing the yearly percentage change in the cumulative total stockholder return on Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700-5799) and the S&P Smallcap 600 Index for the period of ten years commencing December 31, 1998, and ended December 31, 2008. The graph assumes an initial investment of $100 on January 1, 1998 and reinvestment of dividends.

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
HVT	$100.00	$121.89	$ 97.10	$165.23	$140.79	$204.23	$192.78	$136.84	$160.12	$ 99.67	$105.43
HVT-A	$100.00	$136.95	$103.54	$179.63	$155.98	$225.98	$199.39	$148.54	$176.10	$108.90	$118.65
S&P 600 Index Total Return	$100.00	$112.41	$125.67	$133.90	$114.30	$158.65	$194.59	$209.53	$241.20	$240.49	$165.74
SIC Codes 5700-5799	$100.00	$174.48	$ 98.82	$159.77	$ 82.73	$128.61	$128.61	$138.20	$143.88	$146.63	$78.34

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the Consolidated Financial Statements and Notes thereto included in Item 8 below.

	Year ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Net sales	$691,079	$784,613	$859,101	$827,658	$784,162
Gross profit	357,089	389,750	426,155	395,567	378,597
Percent of net sales	51.7%	49.7%	49.6%	47.8%	48.3%
Selling, general and administrative expenses	364,080	391,105	404,518	377,435	348,523
Percent of net sales	52.7%	49.8%	47.1%	45.6%	44.5%
(Loss) income before income taxes	(6,532)	1,944	25,624	23,554	35,932
Net (loss) income[1]	(12,101)	1,758	16,000	15,054	22,636
Basic net (loss) earnings per share
Common Stock	$(0.57)	$0.08	$0.72	$0.67	$1.01
Class A	$(0.55)	$0.07	$0.67	$0.63	$0.96
Diluted net (loss) earnings per share
Common Stock	$(0.57)	$0.08	$0.70	$0.66	$0.98
Class A	$(0.55)	$0.07	$0.67	$0.63	$0.94
Cash dividends:	$4,246	$5,979	$6,014	$5,678	$5,550
Amount per share:
Common Stock	$0.2025	$0.270	$0.270	$0.255	$0.250
Class A	$0.1875	$0.250	$0.250	$0.235	$0.230
Accounts receivable, net	$26,383	$66,751	$78,970	$91,110	$90,528
Credit service charges	1,974	2,450	2,823	3,506	4,502
Provision for doubtful accounts	1,654	1,328	656	1,011	558
Inventories	$103,743	$102,452	$124,764	$107,631	$110,812
Capital expenditures	$9,544	$13,830	$23,640	$35,007	$45,264
Depreciation/amortization expense	21,603	22,416	21,663	21,035	19,145
Property and equipment, net	197,423	209,912	221,245	217,391	205,037
Total assets	$363,393	$421,937	$469,754	$463,052	$471,581
Long-term debt, including current portion	$7,494	$28,684	$37,849	$44,161	$64,498
Total debt	7,494	28,684	$50,449	$48,461	$64,498
Interest expense (income), net	390	(1,307)	(363)	1,362	3,483
Accounts receivable, net to debt	352.1%	232.7%	156.6%	188.0%	140.4%
Debt to total capital	3.0%	9.3%	14.7%	14.8%	19.2%
Stockholders’ equity	$244,968	$278,845	291,923	279,270	$272,258
Shares outstanding (in thousands):
Common	17,291	17,308	18,473	18,133	18,356
Class A	4,032	4,136	4,202	4,306	4,318
Total shares	21,323	21,444	22,675	22,439	22,674
Other Supplemental Data:
Retail sq. ft. (in thousands)	4,292	4,324	4,208	4,144	4,068
Number of retail locations	122	123	120	118	117
Employees	3,600	4,200	4,500	4,400	4,300

1 During the fourth quarter of 2008 we recorded an $8.2 million charge to income tax expense to record a valuation allowance on certain of our deferred tax assets. For additional information see page 23 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following: comparable-store sales, sales by merchandise categories, gross profit, operating costs as a percentage of sales, cash flow, total debt to total capital, and earnings (loss) per share.

Our sales are generated by customer purchases of home furnishings in our retail stores or via our website and recorded as revenue when delivered to the customer. There is typically a two-week lag between the time when a customer’s order is placed and the time when the customer is able to arrange their schedule for delivery. Comparable-store or “comp-store” sales are comparisons of sales results of stores that have been open at least one year. As a retailer, this performance measure is an indicator of relative customer spending period over period.

Havertys’ cost of sales consist primarily of the purchase price of the merchandise together with inbound freight, handling within our distribution centers and transportation costs to the local markets we serve. Our gross profit is primarily dependent upon, vendor pricing, the mix of products sold and promotional pricing activity. We view the sourcing of the values associated with imported product offerings and the mix of our merchandise as important opportunities for improving our performance.

Our operational focus during the past few years has been the improvement of our website and supply chain functions and distribution operations. We believe that the approximately $2.2 million investment in our website over the past two years provides us with a significant competitive advantage. Our site has been transformed from a static limited advertising tool into an interactive consumer driven full service shopping and transactional vehicle.

The growing percentage of imported products from Asia and the increased Havertys brands merchandise were significant changes in our industry and our business, respectively, within a short time frame. The longer lead times required for deliveries from the factories and the production of merchandise exclusively for Havertys made it imperative for us to have both warehousing capabilities and improved supply chain control. We expanded the storage capacity of our Eastern DC in 2006 to store imported goods for our Eastern growth and move into the Midwest. Additionally, this expanded facility helps us supplement the product flow from key domestic upholstery suppliers for the Florida region. Product flow from overseas manufacturers is currently particularly challenging as sales levels fell below original plans. Our supply chain team has improved our ordering process such that we currently have overall inventory levels within an appropriate range and a reduced amount of written sales awaiting product for delivery.

Cash flows continued to be strong during 2008, providing funding for a net reduction of total debt of $21.2 million and $9.5 million in new property and equipment expenditures. We have continued to improve our financial leverage and our total debt to total capital decreased from 9.3% at December 31, 2007 to 3.0% at December 31, 2008.

Operating Results

The following table sets forth for the periods indicated selected statement of operations data, expressed as a percentage of net sales:

	Percentage of Net Sales
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.3	50.3	50.4
Gross profit	51.7	49.7	49.6
Credit service charge revenue	0.3	0.3	0.3
Provision for doubtful accounts	0.2	0.2	0.1
Selling, general and administrative expenses	52.7	49.9	47.1
(Loss) income before income taxes	(0.9)	0.3	3.0
Net (loss) income	(1.8)	0.2	1.9

Net Sales

Total sales declined $93.5 million or 11.9% in 2008 and $74.5 million or 8.7% in 2007, respectively. Comparable store sales declined 14.3% or $109.5 million in 2008 and 10.6% or $90.0 million in 2007. The remaining $16.0 million and $15.5 million of the changes in 2008 and 2007, respectively, were from new and otherwise non-comparable stores. Stores are considered non-comparable if open for less than 12 full calendar months or if the selling square footage has been changed significantly during the past 12 full calendar months. Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales, as are periods when stores are closed or being remodeled.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated.

	December 31,
	2008			2007			2006
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$185.2	(3.1)	(6.3)	$191.1	(8.6)%	(10.4)%	$209.1	0.7%	(0.6)%
Q2	168.4	(10.0)	(12.7)	187.1	(11.3)	(12.7)	211.0	9.7	7.8
Q3	175.6	(12.5)	(14.9)	200.6	(10.0)	(11.6)	223.0	10.3	8.2
Q4	161.9	(21.3)	(22.6)	205.8	(4.7)	(7.7)	216.0	(4.2)	(6.7)
Year	$691.1	(11.9)	(14.3)	$784.6	(8.7)%	(10.6)%	$859.1	3.8%	1.8%

During 2006, we promoted a longer-term, no interest financing program similar to those offered by other retailers. Although more costly, we believe it helped increase our business during a sluggish sales period. Additionally, these stronger financing programs required a larger minimum purchase and accordingly helped increase our average sales transactions. Our sales during the second and third quarter of 2006 were also helped by better product flow on imports and reductions in our backlog of undelivered customer orders.

Sales in 2007 declined as consumers reined in their spending and postponed non-essential purchases. There has been an increased concentration of sales volume around traditional sales events as consumers believe the best pricing and credit offers are available during these periods. There was significant pressure in our industry as home sales slowed, home prices declined and credit standards tightened.

Sales in 2008 mirrored retail sales in the home furnishings industry which were worse than the general economic downturn, with the declines accelerating in the fourth quarter. During the first half of the year we promoted a longer-term no interest financing offer through a third-party and special pricing on select merchandise to help stimulate sales. We remained competitive but not overly aggressive with our general merchandise pricing as we do not believe such stimulus is sufficiently accretive to earnings.

2009 Outlook

There are no current indications that the very difficult macro environment is improving in the near term. Many home furnishing retailers have or are in the process of liquidating their businesses. We expect to gain share as these competitors exit the markets we serve. Our total sales for 2009 will likely decline and comparable store sales are expected to be negative.

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

Gross profit improved approximately 200 basis points in 2008 compared to 2007. Reductions in markdowns and our cessation of in-house free financing for terms greater than one year were the primary contributors to the improvement. We maintained our pricing discipline and strengthened our product sourcing which also aided our results.

Gross profit was relatively flat for 2007 as compared to 2006. Product margins increased approximately 60 basis points of net sales on run-of-line merchandise. These improvements were offset by our aggressive approach to eliminating close-out and markdown goods. Additionally, our LIFO reserve increased approximately $389,000 in 2007 and negatively impacted gross profit by 5 basis points of sales.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

2009 Outlook

We do not expect to implement heavy price promotions to stimulate sales. We believe that in this economic environment this approach would not produce benefits to offset the negative impact on our “everyday low pricing” integrity with our customers over the longer term. Instead, our strategy is to generally use promotional pricing selectively during traditional holiday and other sales events or to highlight specific products or categories. Supplementing the pricing promotions, we also expect to continue to offer free-interest and deferred payment financing with no down payments on larger purchases. We do see continued opportunities for maintaining gross profit margins as we work with our suppliers for better pricing and potential reductions in freight costs.

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

Year-to-Year Comparisons

Our SG&A costs decreased $27.0 million for 2008 compared to 2007 a decrease of 6.9%, which is less than the reduction in sales volume of 11.9% in 2008. Total SG&A costs, as a percentage of net sales were 52.7% for 2008 as compared to 49.9% and 47.1% in 2007 and 2006, respectively.

Selling expenses generally vary with sales volume. The cost of our third-party financing offers was $0.4 million lower but rose as a percentage of sales due to more promotional credit programs in the first half and the increased usage of third-party financing by our customers in 2008 over 2007. This resulted in increased costs related to these programs of approximately 24 basis points of sales in 2008. The usage of the third-party offers had also increased in 2007 over 2006 resulting in increased costs of $2.5 million or 47 basis points of sales.

Occupancy expenses increased $0.9 million in 2008 over 2007 due primarily to higher rents for two new and two relocated stores. Occupancy expenses increased $4.1 million in 2007 over 2006 or 138 basis points of sales primarily from the opening of additional stores and full year costs of stores opened in 2006.

Warehouse expenses decreased $4.8 million in 2008 compared to 2007 as wages and labor costs were reduced to more closely reflect business conditions. Improved supply chain flows contributed to the $0.9 million decrease in 2007 compared to 2006.

Delivery costs decreased in 2008 by approximately $2.3 million from 2007 levels but increased approximately 38 basis points of sales. These changes reflect the further reductions made in our delivery teams as our business deteriorated offset by the increase in fuel prices. Delivery costs decreased in 2007 relative to 2006 by approximately $3.1 million primarily due to reductions in compensation as well as fuel expenses, both directly related to lower sales volumes.

Total advertising and marketing costs as a percentage of sales were 7.0% for 2008 and 7.4% for 2007 and 2006. Our spending decreased $9.7 million in 2008 over 2007 without significant changes in our media mix. Our spending decreased $5.5 million in 2007 over 2006 and was substantially flat as a percentage of net sales. We continue to focus on television branding messages, targeted mail and electronic advertising. These approaches are a continuation of the “HAVE” brand building campaign begun in late 2006.

Administrative costs for 2008 declined $3.9 million or 4.6% from 2007 amounts. Three factors were the primary drivers of the decline: reductions in staffing levels and related compensation costs, cutbacks in new store growth and associated professional service fees, and improved controls and experience ratings for better insurance costs. Administrative costs decreased $5.2 million or 5.8% for 2007 over 2006 due to reductions in compensation and benefits related expenses, including reduced pension costs.

2009 Outlook

We expect that expenses will be lower in each major category of SG&A for 2009. Our occupancy costs are expected to be modestly lower as the increased costs of a full year of the higher rents of the two new and two replacement stores opened in 2008 will be offset by other reductions. We continue to analyze and improve the costs and efficiencies associated with our distribution system to reflect the current business conditions. We have reviewed our planned advertising expenditures for 2009 and believe we can reduce the level of spending and still maintain an effective delivery of our brand building message. We are managing our administrative costs very closely and expect that these should be reduced somewhat in 2009.

We believe that we have good controls over our spending and that 2009 sales levels of approximately $160 to $163 million per quarter at our current gross margins are needed to cover our expected fixed and variable operating costs.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The following highlights the changes in credit service charge revenue, credit promotions, related accounts receivable and allowance for doubtful accounts (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Credit Service Charges	$1,974	$2,450	$2,823
Amount Financed as a % of Sales:
Havertys	8.1%	15.4%	16.3%
Third Party	36.3	31.2	26.2
	44.4%	46.6%	42.5%

% Financed by Havertys:
No Interest for 12 Months	62.2%	18.8%	26.3%
No Interest for > 12 Months	5.0	59.6	49.3
No Interest for < 12 Months	10.3	8.1	10.4
Other	22.5	13.5	14.0
	100.0%	100.0%	100.0%

Accounts receivable	$28,083	$68,901	$80,870
Allowance for doubtful accounts	$1,700	$2,150	$1,900
Allowance as a % of accounts receivable	6.1%	3.1%	2.3%

Our credit service charge revenue has continued to decline as our receivables portfolio is reduced and customers choose credit promotions with no interest features.

The in-house financing program most frequently chosen by our customers carries no interest for 12 months, or longer periods if offered, and requires equal monthly payments. These programs generate very minor credit revenue, but incur lower bad debts relative to our deferred payment in-house credit programs. In addition, we offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables, and accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for 2008 were no interest offers requiring 24 to 36 equal monthly payments. The longer-term promotion was offered as a sales stimulant during 2008. The third-party provider also offers our customers a deferred payment program for 12 months with an interest accrual that is waived if the entire balance is paid in full by the end of the deferral period as well as other offers.

The allowance as a percent of total accounts receivable increased in 2008 as we experienced continued deterioration in the delinquency and problem category percentages. The dollar amount of the allowance is down slightly compared to 2007 due to the large reduction in total accounts receivable.

Interest Expense, Net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have no interest terms for greater than 12 months. The following table summarizes the components of interest expense (income), net (in thousands):

	Year Ended December 31,
	2008	2007	2006

Interest on debt	$1,997	$3,456	$3,756
Amortization of discount on accounts receivable	(1,351)	(4,340)	(3,645)
Other, including capitalized interest and interest income	(256)	(423)	(474)
	$390	$(1,307)	$(363)

Interest expense on debt decreased in 2008 and 2007 as average debt decreased and the effective interest rate was relatively unchanged.

We have made available to customers in-house interest free credit programs, which mostly ranged from 12 to 18 months. In connection with these programs, which are greater than 12 months, we are required to discount the payments to be received over the expected life (considering prepayments) of the interest free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discounted the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and charged to cost of goods sold and is amortized as a credit to interest expense over the life of the receivable.

The amount of amortization increased from 2006 to 2007 as the level of receivables generated under longer term, free interest financing promotions increased. The amount of amortization decreased in 2008 as we ceased these promotions at the beginning of that year.

Provision for Income Taxes

Our effective tax rate was (85.3)%, 9.6% and 37.6% for 2008, 2007 and 2006, respectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of our income tax expense to the Federal income tax rate.

Our 2008 rate included the unfavorable impact of $8.2 million related to our deferred tax asset valuation allowance. During the fourth quarter of 2008 we increased the valuation allowance $14.7 million. We charged $8.2 million to tax expense and the portion of the increase related to our pension plan of $6.5 million was charged to accumulated other comprehensive loss. Although this valuation allowance reduces the amount of the net deferred tax assets on the balance sheet, we expect to be able to utilize these assets to reduce tax expense in future profitable periods.

Our 2007 rate included: a reduction of expense of $308,000 related to changes in the reserve for uncertain tax positions, a $342,000 adjustment related to basis differences for property and equipment; and recognition of $100,000 of Federal tax telecom credits.

The effective tax rate differs from the statutory rate for 2006 primarily due to state income taxes, net of the Federal tax benefit.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, (“FIN 48”) effective January 1, 2007, and recorded a $300,000 positive cumulative effect adjustment to retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1,012,000. During 2007 we settled various state tax audits and reduced the reserve. We also made changes in our assessments of tax positions previously recorded and reduced the reserve. Tax positions taken during the year caused amounts previously recorded as deferred tax liabilities to be transferred to the reserve. The amount of gross tax effected unrecognized tax benefits at December 31, 2007 was approximately $1,102,000 of which approximately $903,000, if recognized, would favorably affect the effective tax rate. During 2008 we settled various state audits and reduced the reserve. The amount of gross tax effected unrecognized tax benefits at December 31, 2008 was approximately $785,000 of which approximately $697,000, if recognized, would favorably affect the effective tax rate. The Company had approximately $429,000, $274,000 and $166,000 of accrued interest and penalties at January 1, 2007, December 31, 2007 and 2008, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) and amends FASB Statement No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted Statement 123(R) on January 1, 2006 and applied the modified prospective transition method.

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

The Company virtually phased out the use of stock options in 2005 in its long-term incentive compensation strategy. Grants of restricted stock and stock-settled appreciation rights are made to certain officers and key employees as equity incentives. The forfeiture provisions of the awards generally expire annually, over periods not exceeding four years. As of December 31, 2008, the total compensation cost related to unvested equity awards was $2,175,000 and is expected to be recognized over a weighted-average period of two years.

Liquidity and Cash Flow Review

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, working capital requirements, scheduled debt payments and stock repurchases.

During 2008 we replaced our $60 million unsecured revolving credit facility. That facility was syndicated with five banks and included covenants with tests for minimum fixed charge coverage and maximum levels of adjusted debt to total adjusted capital. Borrowings under the facility had a floating rate of interest of LIBOR plus a spread which was based on a fixed charge coverage ratio.

Our new $60 million revolving credit facility (the “Credit Agreement”) is with two banks and terminates in December 2011. The Credit Agreement is secured by our inventory, accounts receivable and cash, and should provide more flexibility during this difficult economic cycle. There were no amounts outstanding under the Credit Agreement at December 31, 2008. We had letters of credit in the amount of $5.7 million outstanding at December 31, 2008 and these amounts are considered part of the Credit Agreement’s usage. Our net availability was $44.3 million at December 31, 2008. See Note 5 in the Notes to Consolidated Financial Statements included herein under Item 8, “Financial Statements and Supplementary Data”.

During 2008 we repaid our fixed rate debt and the obligations related to a variable interest entity (“VIE”). The average effective interest rate on all borrowings (excluding the VIE debt) was 6.6% at December 31, 2008. Our long-term debt-to-total capital ratio was 3.0% at December 31, 2008.

Summary of Cash Activities

2008

Our principal source of cash was $40.7 million derived from operations. Our primary uses of cash were (1) repayments on debt of $21.2 million; (2) capital expenditures totaling $9.5 million; and (3) dividend payments totaling $4.2 million.

2007

Our principal sources of cash consisted of $39.1 million derived from operations and $3.5 million in proceeds from dispositions of capital assets. Our primary uses of cash were (1) capital expenditures totaling $13.8 million; (2) net repayments on revolving credit facilities of $12.6 million; (3) repayments on debt of $10.4 million; (4) acquisition of treasury stock totaling $12.4 million; and (5) dividend payments totaling $6.0 million.

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

Operating Activities

2008 versus 2007

Our net cash derived from operating activities increased $1.6 million in 2008 to $40.7 million. This increase was primarily the result of favorable changes in our working capital as net income decreased $13.9 million. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

2007 versus 2006

Our net cash derived from operating activities increased $11.1 million in 2007 to $39.1 million. This increase was primarily the result of favorable changes in our working capital as net income decreased $14.2 million. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

2008 versus 2007

Our net cash used in investing activities decreased $1.3 million in 2008 to $8.8 million from $10.1 million in 2007. We increased our capital asset investments by $9.5 million compared to $13.8 million in 2007. Our proceeds from sales of capital assets were $0.3 million compared to $3.5 million in 2007. For a summary of our capital asset investments for the years ended December 31, 2008 and 2007, refer to our Store Expansion and Capital Expenditures discussion below.

2007 versus 2006

Our net cash used in investing activities decreased $9.8 million in 2007 to $10.1 million from $19.9 million in 2006. We increased our capital asset investments by $13.8 million compared to $23.6 million in 2006. For a summary of our capital asset investments for the years ended December 31, 2007 and 2006, refer to our Store Expansion and Capital Expenditures discussion below.

Financing Activities

2008 versus 2007

Our net cash used in financing activities decreased $12.6 million in 2008 to $28.4 million from $40.9 million in 2007. We decreased our long-term debt and lease obligations by $21.2 million during 2008 compared to $10.4 million in 2007, and we maintained a net zero borrowing under the revolving credit facilities at the end of 2008, compared to 2007 when we decreased our borrowings by $12.6 million. During 2008, we purchased $1.8 million in treasury stock compared to $12.4 million in repurchases in 2007.

2007 versus 2006

Our net cash used in financing activities increased $33.9 million in 2007 to $40.9 million from $7.1 million in 2006. We decreased our borrowings under the revolving credit facilities by $12.6 million during 2007, compared to 2006 when we increased our borrowings by $8.3 million. During 2007, we also increased our treasury stock repurchases by $12.4 million.

Financial Position

Assets

2008 versus 2007

Accounts receivable decreased $40.8 million, or 59.2%, to $28.1 million at December 31, 2008. This decrease is the result of our continued emphasis on the use of a third-party finance company for customer receivables, particularly for those credit programs exceeding 12 months. During January 2008, we ceased offering internally financed programs with payment terms greater than 12 months which had been a significant driver of our portfolio. In 2007 we financed $121.3 million of receivables, with $72.3 million or 60.0% having terms in excess of 12 months compared to 2008 when we financed $56.4 million with $2.8 million or 5% having terms in excess of 12 months.

Other assets decreased $4.5 million, or 41.4%, to $6.3 million at December 31, 2008. The decrease is due to the shift in the funding status of our defined benefit pension plan from $4.7 million overfunded at December 31, 2007 to $11.7 million underfunded at December 31, 2008.

Liabilities and Stockholders’ Equity

2008 versus 2007

Accounts payable, customer deposits and accrued liabilities decreased $6.7 million, $4.4 million, and $6.5 million, respectively at December 31, 2008. We reduced our purchases as business slowed resulting in lower balances owed to merchandise vendors. Customer deposits declined as our written business fell in December and we had a very low level of undelivered sales at year end. Accruals for sales taxes and compensation were $4.4 million lower in 2008 compared to 2007.

Our total debt decreased $21.2 million, or 73.9% to $7.5 million at December 31, 2008. This decrease was the result of repayments of long-term debt including prepayments of $12.8 million.

Off-Balance Sheet Arrangements

We do not generally enter into off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements at December 31, 2008. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2008 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$11,036	$794	$1,695	$1,755	$6,792
Operating leases	278,027	32,728	57,058	48,147	140,094
Other liabilities	951	—	951	—	—
Purchase obligations	43,342	43,342	—	—	—
Total contractual obligations	$333,356	$76,864	$59,704	$49,902	$146,886
(1)	These amounts are for our lease obligations, including interest amounts. For additional information about our leases, refer to Note 8 of the Notes to the Consolidated Financial Statements.

Store Expansion and Capital Expenditures

We have entered several new markets and made continued improvements and relocations of our store base. Our total selling square footage has increased an average of approximately 4.2% annually over the past 10 years. The following outlines the change in our selling square footage for the three years ended December 31 (square footage in thousands):

	2008		2007		2006
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	4	119	6	198	5	153
Closed	5	151	3	82	3	89
Major remodels	—	—	—	—	2	—
Year end balances	122	4,292	123	4,324	120	4,208

Net selling space in 2008 decreased modestly by approximately 32,000 square feet. The following table summarizes our store openings in 2008. In addition to the two older stores closed as part of relocations, we closed one of our Little Rock, Arkansas locations in September, a store in Durham, North Carolina in October and one of our stores located in the Atlanta, Georgia market in December.

Location	Month Opened	Expansion Category
Winter Garden, Florida	February	Market Addition
Murfreesboro, Tennessee	August	Relocation
Raleigh, North Carolina	October	Market Addition
Mobile, Alabama	November	Relocation

Our plans for 2009 include strengthening our presence in one market with a store relocation and closing one or two additional stores during 2009. These changes should decrease net selling space in 2009 by approximately 0.3 % to 1.0% assuming the new store opens and existing stores close as planned.

Our investing activities in stores and operations in 2008, 2007 and 2006 and planned outlays for 2009 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2009	2008	2007	2006
Stores:
New stores	$600	$1,600	$7,500	$11,500
Remodels/Expansions	—	4,400	—	1,600
Other Improvements	2,100	900	2,000	2,600
Total stores	2,700	6,900	9,500	15,700
Distribution	100	700	1,100	4,100
Information Technology	1,500	1,900	3,200	3,800
Total	$4,300	$9,500	$13,800	$23,600

Cash balances, funds from operations, proceeds from sales of properties and use of our Credit Agreement are expected to be adequate to finance our 2009 capital expenditures.

Critical Accounting Estimates and Assumptions

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to accounts receivable and allowance for doubtful accounts, long-lived assets and facility closing costs, pension and retirement benefits, self-insurance and realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For the years ended December 31, 2008, 2007 and 2006, we recorded provisions for bad debts of $1.7 million, $1.3 million and $0.7 million, respectively. As of December 31, 2008 and 2007, our gross receivables of $28.1 and $68.9 million, had reserves of $1.7 million and $2.2 million, respectively. Our allowance for doubtful accounts as a percentage of the receivables pool is higher in 2008 due to some deterioration in the delinquency and problem category percentages. While our customer base is large and geographically dispersed, the economic conditions affecting our target customers could result in higher than expected defaults, and therefore the need to revise estimates for bad debts. A one-percentage-point increase in the delinquency rate assumption would impact 2008 expense by approximately $80,000, a 5% change. We believe that the allowances for doubtful accounts as of December 31, 2008 and 2007 are reasonable in light of portfolio balance, portfolio quality, historical charge-offs and reasonable charge-off forecasts.

We made available to customers interest-free credit programs, which primarily ranged from 12 to 18 months in 2006 and 2007. We ceased offering internally financed interest-free programs greater than 12 months in January 2008. In connection with these programs, which are greater than 12 months, we are required to discount payments to be received over the life of the interest-free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discounted the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and is amortized to net interest expense over the life of the receivable. The unamortized discounts were $83,000 and $2,051,000 at December 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets and Facility Closing Costs. We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We evaluate long-lived assets for impairment at the individual property or store level, which is the lowest level at which individual cash flows can be identified. For stores with two consecutive years of negative net contribution, we perform an impairment analysis. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the store’s assets’ estimated fair value, which is determined on the basis of market value for similar assets or future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset’s carrying value that exceeds the asset’s estimated fair value.

We account for closed store and warehouse lease termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As such, in the period we close a store or warehouse, we record as an obligation the present value of estimated costs that will not be recovered. These costs include any estimated loss on the sale of the land and buildings, the book value of any abandoned leasehold improvements and amounts for future lease payments, less any estimated sublease income. At December 31, 2008 and 2007, our reserve for facility closing costs approximated $1,647,000 and $1,073,000, respectively. In the future, these costs could increase or decrease based upon general economic conditions in specific markets including the impact of new competition, the fair market value of owned properties, our ability to sublease facilities and the accuracy of our related estimates.

Leases. Many of our stores and distribution centers are operated from leased facilities under operating lease agreements. The substantial majority of these leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties. We record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent. The liability for deferred escalating minimum rent is included as a component of other long-term liabilities and approximated $11,057,000 and $10,684,000 at December 31, 2008 and 2007, respectively. In connection with leases for which there are significant construction activities other than normal leasehold improvements, we analyze these transactions to determine if we meet the criteria of EITF 97-10 and related pronouncements for being deemed the owner of the building.

Pension and Retirement benefits. Pension and other retirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases and mortality rates. The actuarial assumptions used in our pension and retirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and retirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results. A one-percentage-point decrease in the discount rate would have decreased the 2008 benefit for the defined benefit pension plan by approximately $79,000, an 8% change. A one-percentage-point increase in the discount rate would have increased the benefit by $9,000, a 1% change. A one-percentage-point change in the expected return on plan assets would impact the 2008 benefit for the defined benefit pension plan by approximately $623,000, a 63% change. In addition, see Note 10 to the Notes to Consolidated Financial Statements for a discussion of these assumptions.

Self-Insurance. We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims. Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component. The resulting estimate is discounted and recorded as a liability. Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that our methodology and assumptions are appropriate. A one-percentage-point change in the actuarial assumption for the discount rate would impact 2008 expense for insurance by approximately $80,000, a 1.5% change.

Valuation Allowance of Deferred Tax Assets. We evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. SFAS No. 109, Accounting for Income Taxes (SFAS No. 109) requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. Due to the losses in the fourth quarter of 2008, and considering projections for 2009, we expect to be in a cumulative loss position in 2009 which under SFAS No. 109, is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard. While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence, including the losses in the fourth quarter and the current economic outlook. During the fourth quarter of 2008, we recorded a $14.7 million increase to a valuation allowance against substantially all of our net deferred tax assets.

New Accounting Standards

For a discussion of recent accounting pronouncements impacting the Company, see Note 15 in the Notes to Consolidated Financial Statements included herein under Item 8, “Financial Statements and Supplementary Data”.

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

We have exposure to floating interest rates through our Credit Agreement. Therefore, interest expense will fluctuate with changes in LIBOR and other benchmark rates. We do not believe a 100 basis point change in interest rates would have a significant adverse impact on our operating results or financial position.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13(a)-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act. During the fourth quarter of 2008, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2008. Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

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

Atlanta, Georgia
March 12, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors

Haverty Furniture Companies, Inc.

We have audited Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Haverty Furniture Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements and schedule and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 16, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information required by this item by reference to the sections captioned. The information required by this item concerning our directors is in our 2009 Proxy Statement under the headings “Nominees for Election by Holders of Class A Common Stock” and “Nominees for Election by Holders of Common Stock.”

Information relating to executive officers of the Company is included in this report Part I, Item 1, “Business –Executive Officers of the Registrant.”

The information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our stock, and their affiliates who are required to comply with such reporting requirements, is in our 2009 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated into this report by reference.

Our 2009 Proxy Statement has information about the Audit Committee and the Audit Committee Financial Expert under the heading “Board Committees and Related Matters – Audit Committees,” which is incorporated into this report by reference.

The Company has adopted a code of business conduct and ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics (the “Code”). The Code is available on the Company’s website at www.havertys.com. In the event we amend or waive any provisions of the Code applicable to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the same by filing a Form 8-K. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.

On June 9, 2008, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s Compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibit to this annual report on Form 10-K for the year ended December 31, 2008, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our 2009 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2009 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which equity securities are authorized for issuance under the headings “Information regarding Beneficial Ownership of Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

The information contained in our 2009 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Transactions and Relationships” and “Corporate Governance – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Fees and Related Matters” in our 2009 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following documents are filed as part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Operations – Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule.

The following financial statement schedule of Haverty Furniture Companies, Inc. and related Report of Independent Registered Public Accounting Firm on Financial Statements is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits:

Reference is made to Item 15(b) of this Report.

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
10.1

Credit Agreement, dated December 22, 2008, by and among the financial institutions party hereto as Lenders, SunTrust Bank, as the Issuing Bank and SunTrust Bank, as the Administrative Agent, and SunTrust Robinson Humphrey, Inc. as Lead Arranger. (Exhibit 10.1 to our Form 8-K filed December 23, 2008).

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

+10.8	Directors’ Compensation Plan, effective as of May 16, 2006 (Exhibit 10.8 to our 2006 Second Quarter Form 10-Q).
*+10.9	Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009.
+10.10

Form of Agreement dated January 27, 2009 Regarding Change in Control with the following Named Executive Officers: Clarence H. Ridley, Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson (Exhibit 10.3 to our Current Report on Form 8-K dated February 2, 2009).

+10.11	Form of Agreement dated January 27, 2009, Regarding Change in Control with the following employee director: Rawson Haverty, Jr. (Exhibit 10.4 to our Current Report on Form 8-K dated February 2, 2009).
+10.12	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).

10.13

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

10.14	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.15	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
10.16	Form of Restricted Stock Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2004).
+10.17

Form of Stock-Settled Appreciation Rights Award Notice and Form of Performance Accelerated Restricted Stock Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated February 12, 2008).

+10.18

Form of Stock-Settled Appreciation Rights Award Notice and Form of Performance Accelerated Restricted Stock Unit Award Notice in connection with the 2004 Long-Term Incentive Compensation plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated February 2, 2009)

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

HAVERTY FURNITURE COMPANIES, INC.
Date: March 16, 2009	By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CLARENCE H. RIDLEY	Chairman of the Board	March 16, 2009
Clarence H. Ridley
/s/ CLARENCE H. SMITH	President, Chief Executive Officer	March 16, 2009
Clarence H. Smith	and Director
/s/ DENNIS L. FINK	Executive Vice President	March 16, 2009
Dennis L. Fink	and Chief Financial Officer
/s/ RAWSON HAVERTY, JR.	Senior Vice President	March 16, 2009
Rawson Haverty, Jr.	and Director
/s/ JENNY HILL PARKER	Vice President, Corporate Secretary	March 16, 2009
Jenny Hill Parker	and Treasurer
/s/ JOHN T. GLOVER	Director	March 16, 2009
John T. Glover
/s/ L. PHILLIP HUMANN	Director	March 16, 2009
L. Phillip Humann
/s/ MYLLE H. MANGUM	Director	March 16, 2009
Mylle H. Mangum
/s/ FRANK S. McGAUGHEY, III	Director	March 16, 2009
Frank S. McGaughey, III
/s/ TERENCE F. McGUIRK	Director	March 16, 2009
Terence F. McGuirk
/s/ VICKI R. PALMER	Director	March 16, 2009
Vicki R. Palmer
/s/ FRED L. SCHUERMANN	Director	March 16, 2009
Fred L. Schuermann
/s/ AL TRUJILLO	Director	March 16, 2009
Al Trujillo

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors

Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haverty Furniture Companies, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 16, 2009

Haverty Furniture Companies, Inc.

Consolidated BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$3,697	$167
Accounts receivable (Note 2)	24,301	58,748
Inventories (Note 3)	103,743	102,452
Prepaid expenses	11,569	8,732
Other current assets	6,436	8,837
Total current assets	149,746	178,936
Accounts receivable, long-term (Note 2)	2,082	8,003
Property and equipment (Notes 4 and 8)	197,423	209,912
Deferred income taxes (Note 7)	7,813	14,280
Other assets	6,329	10,806
	$363,393	$421,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks (Note 5)	$—	$—
Accounts payable	22,696	29,396
Customer deposits	12,779	17,183
Accrued liabilities (Note 6)	28,993	35,450
Deferred income taxes (Note 7)	6,891	2,498
Current portion of long-term debt and lease obligations (Note 8)	311	8,353
Total current liabilities	71,670	92,880
Long-term debt and lease obligations, less current portion (Note 8)	7,183	20,331
Other liabilities (Note 6)	39,572	29,881
Total liabilities	118,425	143,092
Commitments (Note 13)
Stockholders’ equity (Notes 9 and 12)
Capital Stock par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2008 – 25,074; 2007–24,874 shares	25,074	24,874
Convertible Class A Common Stock, Authorized 15,000 shares; Issued: 2008 – 4,555; 2007 – 4,659	4,555	4,659
Additional paid-in capital	61,258	59,819
Retained earnings	249,605	265,952
Accumulated other comprehensive loss	(19,345)	(1,989)
Less treasury stock at cost – Common Stock (2008 – 7,783; 2007 – 7,566) and Convertible Class A Common Stock (2008 and 2007 – 522 shares)	(76,179)	(74,470)
Total stockholders’ equity	244,968	278,845
	$363,393	$421,937

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.

Consolidated STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006

Net sales	$691,079	$784,613	$859,101
Cost of goods sold	333,990	394,863	432,946
Gross profit	357,089	389,750	426,155
Credit service charges	1,974	2,450	2,823
Gross profit and other revenue	359,063	392,200	428,978

Expenses:
Selling, general and administrative	364,080	391,105	404,518
Interest, net	390	(1,307)	(363)
Provision for doubtful accounts	1,654	1,328	656
Other income, net	(529)	(870)	(1,457)
Total expenses	365,595	390,256	403,354

(Loss) income before income taxes	(6,532)	1,944	25,624
Income taxes (Note 7)	5,569	186	9,624
Net (loss) income	$(12,101)	$1,758	$16,000

Basic net (loss) earnings per share (Notes 1 and 12):
Common Stock	$(0.57)	$0.08	$0.72
Class A Common Stock	$(0.55)	$0.07	$0.67

Diluted net (loss) earnings per share (Notes 1 and 12):
Common Stock	$(0.57)	$0.08	$0.70
Class A Common Stock	$(0.55)	$0.07	$0.67

Basic weighted average common shares outstanding:
Common Stock	17,186	18,300	18,336
Class A Common Stock	4,096	4,165	4,247

Diluted weighted average common shares outstanding:
Common Stock	21,282	22,589	22,895
Class A Common Stock	4,096	4,165	4,247

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.

Consolidated Statements of STOCKHOLDERS' EQUITY

	Year Ended December 31,
(In thousands, except share data)	2008		2007		2006
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	24,874,095	$24,874	24,717,383	$24,717	24,386,785	$24,387
Conversion of Class A Common Stock	104,380	104	65,540	65	103,500	104
Stock compensation transactions, net	95,394	96	91,172	92	227,098	226
Ending balance	25,073,869	25,074	24,874,095	24,874	24,717,383	24,717
Class A Common Stock:
Beginning balance	4,658,891	4,659	4,724,431	4,724	4,827,931	4,828
Conversion to Common Stock	(104,380)	(104)	(65,540)	(65)	(103,500)	(104)
Ending balance	4,554,511	4,555	4,658,891	4,659	4,724,431	4,724
Treasury Stock:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	8,088,784	(74,470)	6,767,140	(62,159)	6,776,354	(62,248)
Directors’ Plan	(10,227)	97	(7,756)	74	(9,214)	89
Purchases	227,200	(1,806)	1,329,400	(12,385)	—	—
Ending balance	8,305,757	(76,179)	8,088,784	(74,470)	6,767,140	(62,159)
Additional Paid-in Capital:
Beginning balance		59,819		57,195		53,722
Stock option and restricted stock issuances		(228)		—		1,746
Tax (cost) benefit related to stock-based plans		(168)		(54)		399
Directors’ Plan		206		854		44
Amortization of restricted stock grants		1,629		1,824		1,284
Ending balance		61,258		59,819		57,195
Retained Earnings:
Beginning balance		265,952		269,873		259,887
Net (loss) income		(12,101)		1,758		16,000
Cash dividends (Common Stock: 2008 - $0.2025, 2007 and 2006-$0.270 Class A Common Stock: 2008 - $0.1875, 2007 and 2006-$0.250 per share)		(4,246)		(5,979)		(6,014)
Impact of adopting FIN 48		—		300		—
Ending balance		249,605		265,952		269,873
Accumulated Other Comprehensive Loss:
Beginning balance		(1,989)		(2,427)		(1,306)
Change in derivatives		(143)		126		126
Pension liability adjustment, net of taxes		(17,213)		312		240
		(19,345)		(1,989)		(940)
Impact of adopting SFAS 158, net of taxes		—		—		(1,487)
Ending balance		(19,345)		(1,989)		(2,427)
Total Stockholders’ Equity		$244,968		$278,845		$291,923
Net (loss) income		$(12,101)		$1,758		$16,000
Other comprehensive (loss) income, net of tax		(17,356)		438		366
Total comprehensive (loss) income		$(29,457)		$2,196		$16,366

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.

Consolidated Statements of CASH FLOWS

	Year ended December 31,
(In thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,101)	$1,758	$16,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,603	22,416	21,663
Provision for doubtful accounts	1,654	1,328	656
Deferred income taxes	416	(6,063)	(3,870)
Net gain on sale of property and equipment	(4)	(221)	(1,162)
Other	1,178	1,782	1,598
Changes in operating assets and liabilities:
Accounts receivable	38,714	10,891	11,484
Inventories	(1,291)	22,312	(17,133)
Customer deposits	(4,404)	(2,491)	(7,843)
Other assets and liabilities	3,699	764	10,242
Accounts payable and accrued liabilities	(8,764)	(13,367)	(3,623)
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,700	39,109	28,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,544)	(13,830)	(23,640)
Proceeds from sale of property and equipment	273	3,523	3,659
Other investing activities	469	173	78
NET CASH USED IN INVESTING ACTIVITIES	(8,802)	(10,134)	(19,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving credit facilities	161,390	378,775	814,780
Payments of borrowings under revolving credit facilities	(161,390)	(391,375)	(806,480)
Net (decrease) increase in borrowings under revolving credit facilities	—	(12,600)	8,300
Payments on long-term debt and lease obligations	(21,190)	(10,367)	(11,871)
Treasury stock acquired	(1,806)	(12,385)	—
Proceeds from exercise of stock options	366	346	2,095
Dividends paid	(4,246)	(5,979)	(6,014)
Other financing activities	(1,492)	38	399
NET CASH USED IN FINANCING ACTIVITIES	(28,368)	(40,947)	(7,091)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,530	(11,972)	1,018
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	167	12,139	11,121
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,697	$167	$12,139

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

Basis of Presentation:

The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We also consolidated a variable interest entity, a lessor of a distribution center and four retail locations for which we were the primary beneficiary as defined under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities until Havertys acquired these properties on October 10, 2008 and the variable interest entity was dissolved.

Reclassification:

We have reclassified the deferred tax asset valuation allowance in the prior period financial statements to conform to the current period presentation. In the prior years the allowance was presented net of the related deferred tax asset.

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents:

Cash and cash equivalents includes all liquid investments with a maturity date of less than three months when purchased. Cash equivalents are stated at cost, which approximates fair market value due to their short-term nature.

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

We typically offer our customers an opportunity for Havertys to deliver their purchases. Delivery fees of approximately $19,606,000, $20,821,000 and $20,263,000 were charged to customers in 2008, 2007 and 2006, respectively and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $38,909,000, $41,215,000 and $44,284,000 in 2008, 2007 and 2006, respectively.

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

Selling, General and Administrative Expenses:

The Company’s selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $74,959,000, $80,487,000 and $84,404,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Escalating Minimum Rent:

Certain of Havertys’ operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent. Any lease incentives received by Havertys are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense. The liability for deferred escalating minimum rent approximated $11,057,000 and $10,684,000 at December 31, 2008 and 2007, respectively.

Advertising Expense:

Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing. The total amount of prepaid advertising costs included in other current assets was approximately $720,000 and $1,205,000 at December 31, 2008 and 2007. The Company incurred approximately $47,087,000, $55,762,000 and $62,209,000 in advertising expense during 2008, 2007 and 2006, respectively.

Interest Expense, net:

Interest expense is comprised of amounts incurred related to the debt obligations of the Company, net of the amortization of the discount for interest-free credit programs discussed in Note 2 and minor amounts of interest income. Amortization of the discount on receivables was approximately $1,351,000, $4,340,000 and $3,645,000 during the years ended December 31, 2008, 2007 and 2006, respectively. We capitalized interest costs for real estate projects while under construction of approximately $9,000, $188,000 and $299,000 for 2008, 2007 and 2006, respectively.

Other Income, net:

Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items which are non-recurring. Net gains from the sales of property and equipment were approximately $4,000, $221,000 and $1,162,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Self-Insurance:

We are self-insured, subject to certain retention limits, for losses related to general liability, workers’ compensation and vehicle claims. The expected ultimate cost for claims incurred as of the balance sheet date is discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. The reserve for self-insurance is included in accrued liabilities and other liabilities and totaled $5,265,000 and $5,763,000 at December 31, 2008 and 2007, respectively.

Fair Values of Financial Instruments:

The fair values of our cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature. The fair values of our long-term debt, which was $0 and $22,670,000 at December 31, 2008 and 2007, respectively, was determined using quoted market prices for debt of the same remaining maturities with similar characteristics.

Impairment of Long-Lived Assets:

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate long-lived assets for impairment at the individual property or store level, which is the lowest level at which individual cash flows can be identified. For stores with two consecutive years of negative net contribution, we perform an impairment analysis. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the store’s assets’ estimated fair value, which is determined on the basis of market value for similar assets or future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset’s carrying value that exceeds the asset’s estimated fair value.

Earnings (Loss) Per Share:

We report our earnings (loss) per share using the two class method as required by the Emerging Issues Task Force (EITF) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (“SFAS 128”). EITF 03-6 requires the income (loss) per share for each class of common stock to be calculated assuming 100% of our earnings (loss) are distributed as dividends to each class of common stock based on their contractual rights. See Note 9 for further discussion.

The amounts of earnings (loss) used in calculating diluted earnings (loss) per share of Common Stock is equal to net income (loss) since the Class A shares are assumed to be converted. Diluted earnings (loss) per share of Class A Common Stock includes the effect of dilutive common stock options which reduces the amount of undistributed earnings allocated to the Class A Common Stock. See Note 12 for the computational components of basic and diluted earnings per share.

Comprehensive Income:

The components of accumulated other comprehensive income, net of income taxes, were comprised of unrecognized pension adjustments totaling approximately $18,626,000 and $1,413,000 and unamortized derivates totaling approximately $719,000 and $576,000 at December 31, 2008 and 2007, respectively.

Note 2, Accounts Receivable:

Amounts financed under our credit programs were, as a percent of net sales, approximately 8.1% in 2008, 15.4% in 2007 and 16.3% in 2006. Accounts receivable are shown net of the allowance for doubtful accounts of approximately $1,700,000 and $2,150,000 at December 31, 2008 and 2007, respectively, and net of discounts for interest-free credit programs discussed below. Accounts receivable terms vary as to payment terms (30 days to four years) and interest rates (0% to 21%) and are generally collateralized by the merchandise sold. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded.

We make available to customers interest-free credit programs, which are mostly 12 months in duration. We ceased offering internally financed interest-free programs greater than 12 months in 2008. In connection with programs offered in prior years which are greater than 12 months, we are required to discount payments to be received over the life of the interest-free credit program. On the basis of the credit worthiness of the customers and our low delinquency rates under these programs, we discounted the receivables utilizing the prime rate of interest at the date of sale. The discount is recorded as a contra receivable and is amortized to net interest expense over the life of the receivable. The unamortized discounts were approximately $83,000 and $2,051,000 at December 31, 2008 and 2007, respectively.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates, which are not reduced for unamortized discounts, approximate as follows: $23,196,000 in 2009, $3,141,000 in 2010, $1,448,000 in 2011 and $298,000 in 2012 for receivables outstanding at December 31, 2008.

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

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of inventory valuation because it results in a better matching of current costs and revenues. The excess of current costs over such carrying value of inventories was approximately $17,490,000 and $16,493,000 at December 31, 2008 and 2007, respectively. Use of the LIFO valuation method as compared to the FIFO method had a negative impact on diluted earnings (loss) per common share of $0.03 in 2008, $0.01 in 2007 and $0.03 in 2006, assuming our marginal tax rates were applied to the resulting changes in earnings (loss) caused by the change in LIFO and no other changes were made. We believe this information is meaningful to the users of these Consolidated Financial Statements.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2008	2007
Land and improvements	$46,991	$46,591
Buildings and improvements	210,655	206,693
Furniture and fixtures	75,997	74,139
Equipment	34,160	34,359
Buildings and equipment under capital lease	12,068	12,068
Construction in progress	201	1,415
	380,072	375,265
Less accumulated depreciation	(181,091)	(164,354)
Less accumulated capital lease amortization	(1,558)	(999)
Property and equipment, net	$197,423	$209,912

Note 5, Credit Arrangements:

At December 31, 2008, Havertys had a $60,000,000, revolving credit facility (the “Credit Agreement”) with two banks which is secured by inventory, accounts receivable, cash and certain other personal property. Our Credit Agreement includes negative covenants that during the term of this agreement limit our ability to, among other things (a) create unsecured funded indebtedness or capital lease obligations collectively in excess of $15,000,000 in aggregate outstandings at any one time, (b) create indebtedness secured by real estate or engage in sale leaseback transactions which together exceed $40,000,000 during the first year of this agreement or $60,000,000 in the aggregate, (c) sell or dispose of real property or other assets in excess of $30,000,000 in the aggregate, and (d) pay dividends in excess of $6,000,000 or repurchase capital stock in excess of $5,000,000 during any trailing twelve month period. We are in compliance with the terms of the Credit Agreement at December 31, 2008 and there exists no default or event of default.

Borrowings under the Credit Agreement have a floating rate of interest of LIBOR plus a spread which is based on average availability under the facility. There were no borrowings outstanding under the Credit Agreement at December 31, 2008. Availability fluctuates under a borrowing base calculation primarily consisting of eligible inventory and accounts receivable, less customer deposits. The borrowing base at December 31, 2008 was the full $60,000,000. Amounts available are reduced by outstanding letters of credit which were $5,676,000 at December 31, 2008 as well as by $10,000,000 since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period, resulting in a net availability of $44,324,000. The Credit Agreement has provisions for commitment fees on unused amounts and terminates in December 2011.

The Credit Agreement replaced a $60,000,000 unsecured revolving credit facility.

Note 6, Accrued Liabilities and Other Liabilities:

Accrued liabilities and other liabilities consist of the following:

(In thousands)	2008	2007
Accrued liabilities:
Employee compensation, related taxes and benefits	$9,750	$12,887
Taxes other than income and withholding	7,680	8,976
Self-insurance reserves (current portion)	2,758	2,620
Other	8,805	10,967
	$28,993	$35,450

Other liabilities:
Accrued defined benefit pension plan	$11,741	—
Straight-line lease liability	11,057	10,684
Other	16,774	19,197
	$39,572	$29,881

Note 7, Income Taxes:

Income tax expense (benefit) consists of the following:

(In thousands)	2008	2007	2006
Current
Federal	$(3,836)	$5,275	$12,077
State	332	974	1,417
	(3,504)	6,249	13,494

Deferred
Federal	8,036	(5,135)	(3,448)
State	1,037	(928)	(422)
	9,073	(6,063)	(3,870)
	$5,569	$186	$9,624

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2008	2007	2006
Statutory rates applied to (loss) income before income taxes	$(2,286)	$680	$8,968
State income taxes, net of Federal tax benefit	(68)	185	647
Net non-deductible permanent differences	91	104	—
Change in valuation allowance	8,182	—	—
Change in reserve for uncertain tax positions	(276)	(308)	—
Federal tax credit	—	(100)	—
Property and equipment basis differences adjustments	—	(342)	—
Other	(74)	(33)	9
	$5,569	$186	$9,624

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

(In thousands)	2008	2007
Deferred tax assets:
Accounts receivable related	$1,025	$2,026
Net property and equipment	6,320	5,863
Leases	4,827	4,989
Accrued liabilities	2,754	3,823
State tax credits	3,300	3,300
Other comprehensive income	7,435	1,239
Other	1,298	496
Total deferred tax assets	26,959	21,736
Deferred tax liabilities:
Inventory related	7,090	5,788
Other	924	866
Total deferred tax liabilities	8,014	6,654
Valuation allowance	(18,023)	(3,300)
Net deferred tax assets	$922	$11,782

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

(In thousands)	2008	2007
Current assets (liabilities):
Current deferred assets	$4,507	$6,018
Current deferred liabilities	(9,423)	(8,516)
Valuation allowance	(1,975)	—
	(6,891)	(2,498)
Non-current assets (liabilities):
Non-current deferred assets	36,614	21,147
Non-current deferred liabilities	(12,753)	(3,567)
Valuation allowance	(16,048)	(3,300)
	7,813	14,280
Net deferred tax assets	$922	$11,782

We have reviewed these deferred tax assets and believe there is insufficient evidence to conclude that it is more likely than not these deferred tax assets will be realized and therefore require a valuation allowance. Our valuation allowance for 2007 and 2006 was exclusively related to state income tax credits. During the fourth quarter of 2008, based on our operating loss in 2008 and projected loss in 2009, we determined our valuation allowance should be increased $14,723,000. Accordingly, we recorded an $8,182,000 charge to income tax expense and, for the portion of the allowance increase related to our pension plan, $6,541,000 to accumulated other comprehensive loss.

Our Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With respect to U.S. federal, state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2005.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, we recorded a $300,000 positive cumulative effect adjustment to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2008	2007
Balance at January 1	$1,102	$1,012
Additions based on tax positions related to the current year	—	533
Reductions for tax positions for prior years	(276)	(308)
Settlements	(41)	(135)
Balance at December 31	$785	$1,102

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2008 was approximately $697,000. The Company had approximately $166,000 and $274,000 of accrued interest and penalties at December 31, 2008 and 2007, respectively. The Company recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Note 8, Long-Term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:

(In thousands)	2008	2007
Revolving credit notes (a)	$—	$—
Lease obligations (b)	7,494	7,767
7.95% unsecured term note (c)	—	4,000
7.44% unsecured term note (d)	—	2,500
7.78% secured debt (e)	—	14,417
	7,494	28,684
Less portion classified as current	311	8,353
	$7,183	$20,331

(a)	The Company has a revolving credit facility as described in Note 5.
(b)	The obligations are related to three retail stores with property under lease with a net book value of approximately $11,136,000 at December 31, 2008.
(c)	The note matured in August 2008.
(d)	The note matured in October 2008.
(e)	The debt was paid in advance in October 2008.

The aggregate maturities of lease obligations during the five years subsequent to December 31, 2008 approximate as follows: 2009 - $311,000; 2010 - $357,000; 2011 - $443,000; 2012 - $472,000; 2013 - $504,000 and $5,407,000 thereafter. These maturities are net of imputed interest of approximately $3,542,000 at December 31, 2008.

Cash payments for interest were approximately $2,337,000, $3,598,000 and $3,937,000 in 2008, 2007 and 2006, respectively.

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

Note 10, Benefit Plans:

We have a defined benefit pension plan covering substantially all employees hired on or before December 31, 2005. The pension plan was closed to any employees hired after that date. The benefits are based on years of service and the employee’s final average compensation. Effective January 1, 2007, there are no new benefits earned under this plan for additional years of service after December 31, 2006. All current participants in the plan keep any and all benefits that they had accrued up until December 31, 2006, provided that they are vested at the time their employment ends.

Havertys also has a non-qualified, non-contributory supplemental executive retirement plan (SERP) for employees whose retirement benefits are reduced due to their annual compensation levels. The SERP provides annual supplemental retirement benefits amounting to 55% of final average earnings less benefits payable from our defined benefit pension plan and Social Security benefits. The total amount of annual retirement benefits per the plan that may be paid to an eligible participant in the SERP from all sources (Retirement Plan, Social Security and the SERP) may not exceed $125,000. Under this supplemental plan, which is not funded, we pay benefits directly to covered participants beginning at their retirement.

The following table summarizes information about our pension and supplemental retirement plan.

	Defined Benefit Plan		Supplemental Plan
(In thousands)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of the year	$59,104	$60,498	$4,939	$5,112
Service Cost	—	—	107	114
Interest Cost	3,675	3,571	277	301
Actuarial (gains) losses	1,622	(2,017)	(390)	(371)
Curtailment gain	—	—	—	—
Benefits paid	(3,104)	(2,948)	(187)	(217)
Benefit obligation at end of year	61,297	59,104	4,746	4,939
Change in plan assets:
Fair value of plan assets at beginning of year	63,796	64,159	—	—
Employer contribution	—	—	187	217
Actual return on plan assets	(11,135)	2,585	—	—
Benefits paid	(3,105)	(2,948)	(187)	(217)
Fair value of plan assets at end of year	49,556	63,796	—	—
Funded status of the plan over (under) funded	$(11,741)	$4,692	$(4,746)	$(4,939)

Accumulated benefit obligations	$61,297	$59,104	$4,400	$4,659

 Amounts included in accumulated other comprehensive loss consist of:

	Defined Benefit Plan		Supplemental Plan
(In thousands)	2008	2007	2008	2007
Prior service cost	$—	$—	$(1,689)	$(1,898)
Net actuarial loss	(17,565)	(139)	(265)	(269)
	$(17,565)	$(139)	$(1,954)	$(2,167)

Net pension cost included the following components:

	Defined Benefit Plan			Supplemental Plan
(In thousands)	2008	2007	2006	2008	2007	2006
Service cost-benefits earned during the period	$—	$—	$3,343	$107	$114	$74
Interest cost on projected benefit obligation	3,675	3,571	3,630	277	301	183
Expected return on plan assets	(4,668)	(4,710)	(4,452)	—	—	—
Amortization of prior service cost	—	—	123	210	210	34
Amortization of actuarial loss	—	—	389	(386)	31	15
Net periodic (benefit) costs	(993)	(1,139)	3,033	208	656	306
Curtailment loss	—	—	208	—	—	—
Net pension (benefit) costs	$(993)	$(1,139)	$3,241	$208	$656	$306

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2009 is approximately $1,130,000 and $149,000 for the defined benefit plan and supplemental retirement plan, respectively.

Assumptions

The Company uses a measurement date of December 31 for its pension and other benefit plans. Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2008	2007
Discount rate	6.20%	6.25%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2008	2007
Discount rate	6.25%	5.75%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	3.50%	3.50%

Plan Assets

The pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

Asset Category	2008	2007
Equity securities	44%	58%
Debt securities	51%	38%
Cash	5%	4%
Total	100%	100%

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

The plan’s equity securities include 203,524 shares of Havertys’ Class A Common Stock with an aggregate fair value of approximately $1,958,000 (4.0% of total plan assets) at December 31, 2008. The plan received approximately $38,000 in dividends from these shares in 2008.

The Company does not expect to make a contribution during 2009 to the pension plan. The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year(s)	Pension Benefits	Supplemental Plan
2009	$3,087	$199
2010	3,163	185
2011	3,297	214
2012	3,454	211
2013	3,605	208
2014-2018	20,524	1,403

The effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 was as follows: a reduction in other assets of $1,227,000, an increase in total liabilities of $260,000, and an increase in accumulated other comprehensive loss of $1,487,000.

Other Plans

Havertys has an employee savings/retirement (401(k)) plan to which substantially all employees may contribute. Prior to 2007, we matched employee contributions to the extent of 50% of the first 2% of eligible pay and 25% of the next 4% contributed by participants. We expensed approximately $1,476,000 in 2006 in matching employer contributions under this plan.

Effective January 1, 2007, the Company increased its matching contribution to 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. This represents an increase in the maximum match from 2% to 3.5% of eligible pay. We expensed approximately $2,548,000 in 2008 and $2,244,000 in 2007 in matching employer contributions. The Company also is contributing an additional 2% of eligible pay to those individuals with at least 10 years of service and whose age plus years of service equal 65 on December 31, 2006. These contributions will be made after the end of each calendar year of the eligible participant’s employment beginning on December 31, 2007 and continuing until further notice by the Company. The additional deposits will be made into the 401(k) accounts of these individuals because they have less time to benefit from the newly increased 401(k) Company match to offset the benefit freeze as of December 31, 2006 under the defined benefit plan. We expensed approximately $262,000 in 2008 and $375,000 in 2007 for these contributions.

Havertys offers no post-retirement benefits other than the plans discussed above and no significant post employment benefits.

Note 11, Stock Based Compensation Plans:

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

On August 18, 2005, the Board of Directors of Havertys approved the acceleration of vesting of all “out-of-the-money”, unvested stock options held by current employees, including executive officers and certain employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than $12.57, the closing price of Havertys’ common stock on August 18, 2005. Options to purchase approximately 482,650 shares of common stock, which otherwise would have vested on a yearly basis through 2008 became immediately exercisable. The weighted-average exercise price of the accelerated options was $17.49. The decision to initiate the acceleration was made primarily to reduce compensation expense that would be expected to be recorded in future periods following our adoption on January 1, 2006 of SFAS 123R. As a result of the acceleration, we reduced this expected compensation expense, net of tax, by a total of approximately $3,700,000 (approximately $2,000,000 in 2006, $1,100,000 in 2007, and $600,000 in 2008).

At December 31, 2007, we have options and awards outstanding under two stock-based employee compensation plans, the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) and the 1998 Stock Option Plan (the “1998 Plan”). As of December 31, 2008, 555,900 shares were available for awards and options under the 2004 LTIP Plan. No new awards may be granted under the 1998 Plan.

The following table summarizes our share option and award activity during the years ended December 31, 2006, 2007 and 2008:

	Option Shares	Weighted-Average Exercise Price	Restricted Shares	Weighted-Average Award Price	Stock- Settled Appreciation Rights	Weighted-Average Award Price
Outstanding at January 1, 2006	2,344,700	$14.92	158,300	$16,77
Granted	—	—	129,750	14.09
Exercised or restrictions lapsed	(177,600)	11.85	(61,325)	17.00
Expired or forfeited	(75,700)	18.01	(8,150)	15.48
Outstanding at December 31, 2006	2,091,400	15.07	218,575	15.33
Granted	—	—	125,400	15.61
Exercised or restrictions lapsed	(34,600)	10.01	(79,150)	15.23
Expired or forfeited	(57,000)	15.97	(5,800)	15.07
Outstanding at December 31, 2007	1,999,800	15.13	259,025	15.50		—
Granted	—	—	151,700	9.89	60,850	$9.19
Exercised or restrictions lapsed	(18,400)	10.13	(112,675)	15.52	—	—
Expired or forfeited	(149,000)	12.49	(14,675)	12.77	(2,850)	9.13
Outstanding at December 31, 2008	1,832,400	$15.40	283,375	$12.63	58,000	$9.19
Exercisable at December 31, 2008	1,832,400	$15.40
Exercisable at December 31, 2007	1,999,800	$15.13
Exercisable at December 31, 2006	2,091,400	$15.07

All of the options and awards outstanding at December 31, 2008 were for Common Stock.

The following table summarizes information about the stock options outstanding as of December 31, 2008:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$9.81 – 12.90	634,400	3.0	$12.30
$13.75 – 15.94	720,800	2.2	$15.17
$17.01 – 20.75	477,200	2.3	$19.87
$9.81 – 20.75	1,832,400	2.5	$15.40

Options granted before December 1, 2003 have maximum terms of 10 years and grants after that date have maximum terms of seven years.

Grants of restricted common stock are made to certain officers and key employees under the 2004 LTIP Plan. The forfeiture provisions on the awards generally expire annually, over periods not exceeding four years. The compensation is being charged to selling, general and administrative expense over the respective shares’ vesting periods, primarily on a straight-line basis, and was approximately $1,629,000, $1,824,000 and $1,284,000, in 2008, 2007 and 2006, respectively. The total fair value of shares vested was approximately $1,008,000, $962,000 and $932,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the total compensation cost related to unvested equity awards was approximately $2,175,000 and is expected to be recognized over a weighted-average period of two years.

The weighted-average fair value for the stock-settled appreciation rights granted in 2008 was $2.53 estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.8%, expected life of 5 years, expected volatility of 36.6%, and expected dividend yield of 2.7%.

Note 12, Earnings Per Share:

The following is a reconciliation of the (loss) income and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock under SFAS 128 and EITF 03-6 (amounts in thousands except per share data):

Numerator:	2008	2007	2006
Common:
Distributed earnings	$3,476	$4,939	$4,954
Undistributed (loss) earnings	(13,316)	(3,470)	8,181
Basic	(9,840)	1,469	13,135
Class A Common (loss) earnings	(2,261)	289	2,865
Diluted	$(12,101)	$1,758	$16,000
Class A Common:
Distributed earnings	$770	$1,041	$1,060
Undistributed (loss) earnings	(3,031)	(752)	1,805
	$(2,261)	$289	$2,865

Denominator:	2008	2007	2006
Common:
Weighted-average shares outstanding - basic	17,186	18,300	18,336
Assumed conversion of Class A Common stock	4,096	4,165	4,247
Dilutive options, awards and common stock equivalents	—	124	312
Total weighted-average diluted Common stock	21,282	22,589	22,895
Class A Common:
Weighted-average shares outstanding	4,096	4,165	4,247

Basic net (loss) earnings per share
Common Stock	$(0.57)	$0.08	$0.72
Class A Common Stock	$(0.55)	$0.07	$0.67
Diluted net (loss) earnings per share
Common Stock	$(0.57)	$0.08	$0.70
Class A Common Stock	$(0.55)	$0.07	$0.67

At December 31, 2008, 2007 and 2006, we did not include stock options to purchase approximately 1,832,400, 1,627,000 and 995,000 shares of Havertys Common Stock, respectively, in the computation of diluted earnings (loss) per common share because the exercise prices of those options were greater than the average market price and their inclusion would have been antidilutive.

Note 13, Commitments:

We lease certain property and equipment. Initial lease terms range from 5 years to 30 years and certain leases contain renewal options ranging from 1 to 25 years or provide for options to purchase the related property at fair market value or at predetermined purchase prices. The leases generally require Havertys to pay all maintenance, property taxes and insurance costs.

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2009	$32,728
2010	29,616
2011	27,442
2012	25,033
2013	23,114
Subsequent to 2013	140,094
Total minimum payments	278,027
Less total minimum sublease rentals	2,127
Net minimum lease payments	$275,900

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

(In thousands)	2008	2007	2006
Property
Minimum	$29,820	$28,907	$27,577
Additional rentals based on sales	389	584	842
Sublease income	(1,012)	(1,364)	(1,342)
	29,197	28,127	27,077
Equipment	2,319	2,700	2,918
	$31,516	$30,827	$29,995

Note 14, Supplemental Cash Flow Information:

Income Taxes Paid

We paid state and federal income taxes of approximately $2,764,000, $8,179,000 and $11,943,000 in 2008, 2007 and 2006, respectively. We also received income tax refunds of approximately $3,743,000, $4,779,000 and $3,522,000 in 2008, 2007 and 2006, respectively.

Non-Cash Transactions

We increased property and equipment and debt and lease obligations by approximately $1,202,000 in 2007.

We recorded the tax benefits related to our stock-based compensation plans as a reduction of our income tax liability and as additional paid-in capital in the amounts of approximately $12,000, $38,000 and $399,000 for 2008, 2007 and 2006, respectively.

Note 15, New Accounting Standards:

Recently Adopted Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The statement was effective for us on November 15, 2008 and did not have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. This statement was effective for us on January 1, 2008. We did not elect to apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement is effective for us on January 1, 2009. As it relates to our financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact. We have a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique under SFAS 157, and totaled $1.2 million at December 31, 2008. The related deferred compensation liability is recorded at the same amount given the rights of the participants. Our pension plan assets are also valued using the Level 1 valuation technique (see Note 10).

In December 2008, the FASB issued FSP FIN 46(R)-8, Disclosures about Variable Interest Entities (FSP FIN 46(R)-8). FSP FIN 46(R)-8 requires enhanced disclosures about a company’s involvement in VIEs. The enhanced disclosures required by this FSP are intended to provide users of financial statements with an greater understanding of: (1) the significant judgments and assumptions made by a company in determining whether it must consolidate a VIE and/or disclose information about its involvement with a VIE; (2) the nature of restrictions on a consolidated VIEs assets reported by a company in its statement of financial position, including the carrying amounts of such assets; (3) the nature of, and changes in, the risks associated with a company’s involvement with a VIE; (4) how a company’s involvement with a VIE affects the company’s financial position, financial performance, and cash flows. This FSP was effective for us on December 31, 2008.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective for us on January 1, 2008. The adoption of EITF 06-11 did not have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3). The consensus provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues and costs) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual Consolidated Financial Statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 was effective January 1, 2007. We record substantially all of the taxes within the scope of EITF 06-3 on a net basis.

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133 (SFAS 161). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within footnote disclosures to enable financial statement users to locate important information about derivative instruments. This statement is effective for us on January 1, 2009 and we do not expect it to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires the acquisition method of accounting to be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except as it relates to certain income tax accounting matters. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. We had no minority interest as of December 31, 2008.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for us on January 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

Note 16, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$185,253	$168,412	$175,579	$161,836
Gross profit	96,435	86,254	90,475	83,925
Credit service charges	565	497	468	443
Income (loss) before taxes	1,808	(3,884)	(2,282)	(2,174)
Net income (loss)	1,032	(2,309)	(1,515)	(9,309)
Basic earnings (loss) per share:
Common	0.05	(0.11)	(0.07)	(0.44)
Class A Common	0.05	(0.11)	(0.07)	(0.42)
Diluted earnings (loss) per share:
Common	0.05	(0.11)	(0.07)	(0.44)
Class A Common	0.05	(0.11)	(0.07)	(0.42)

The fourth quarter includes a charge to tax expense of $8,182,000 or $0.39 per share to increase the valuation allowance on deferred tax assets. See Note 7.

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$191,073	$187,104	$200,666	$205,770
Gross profit	95,431	90,907	99,525	103,888
Credit service charges	655	606	591	597
Income (loss) before taxes	1,353	(2,169)	559	2,202
Net income (loss)	831	(1,351)	643	1,636
Basic earnings (loss) per share:
Common	0.04	(0.06)	0.03	0.08
Class A Common	0.03	(0.06)	0.03	0.07
Diluted earnings (loss) per share:
Common	0.04	(0.06)	0.03	0.07
Class A Common	0.03	(0.06)	0.03	0.07

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

Note 17, Market Prices and Dividend Information (Unaudited):

Our two classes of common stock trade on The New York Stock Exchange (“NYSE”). The trading symbol for the Common Stock is HVT and for Class A Common Stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

	2008
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$11.16	$7.58	$0.0675	$11.02	$7.53	$0.0625
June 30	11.17	8.80	0.0675	11.10	8.85	0.0625
September 30	12.27	10.00	0.0675	12.68	10.11	0.0625
December 31	11.75	7.98	—	11.68	7.97	—

	2007
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$16.22	$13.73	$0.0675	$16.02	13.97	$0.0625
June 30	14.24	11.28	0.0675	14.11	11.47	0.0625
September 30	13.53	8.77	0.0675	13.46	8.98	0.0625
December 31	10.45	7.76	0.0675	10.52	7.94	0.0625

Based on the number of individual participants represented by security position listings, there are approximately 2,500 holders of the Common Stock and 200 holders of the Class A Common Stock at December 31, 2008.

Schedule II – Valuation and Qualifying Accounts

Haverty Furniture Companies, Inc. and subsidiaries:

Column A (In thousands)	Column B Balance at beginning of period	Column C Additions charged to costs and expenses	Column D Deductions Describe (1)(2)	Column E Balance at end of period
Year ended December 31, 2008:
Allowance for doubtful accounts	2,150	1,654	2,104	1,700
Reserve for cancelled sales and allowances	1,438	10,278	10,611	1,105

Year ended December 31, 2007:
Allowance for doubtful accounts	$1,900	$1,328	$1,078	$2,150
Reserve for cancelled sales and allowances	$1,475	$12,191	$12,228	$1,438

Year ended December 31, 2006:
Allowance for doubtful accounts	$2,400	$656	$1,156	$1,900
Reserve for cancelled sales and allowances	$1,575	$15,269	$15,369	$1,475

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries and the disposal value of repossessions.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.