Form 10-Q
period 2009-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2009-05-07
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

(Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check One)	Large accelerated filer	☐	Accelerated filer	☒
	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 30, 2009, were: Common Stock – 17,346,291; Class A Common Stock – 3,986,801.

HAVERTY FURNITURE COMPANIES, INC.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations – Three Months ended March 31, 2009 and 2008	2

	Condensed Consolidated Statements of Cash Flows – Three Months ended March 31, 2009 and 2008	3

	Notes to Condensed Consolidated Financial Statements	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

	Item 4. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	13

	Item 6. Exhibits	13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,478	$3,697
Accounts receivable, net	18,191	24,301
Inventories	99,384	103,743
Prepaid expenses	11,635	11,569
Other current assets	4,592	6,436
Total current assets	143,280	149,746
Accounts receivable, long-term	1,607	2,082
Property and equipment, net	188,052	197,423
Deferred income taxes	7,813	7,813
Other assets	6,330	6,329
	$347,082	$363,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$—	$—
Accounts payable	15,600	22,696
Customer deposits	14,303	12,779
Accrued liabilities	23,620	28,993
Deferred income taxes	6,891	6,891
Current portion of lease obligations	323	311
Total current liabilities	60,737	71,670
Lease obligations, less current portion	7,100	7,183
Other liabilities	41,017	39,572
Total liabilities	108,854	118,425
Stockholders’ Equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2009 – 25,128; 2008 – 25,074 shares	25,128	25,074
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2009 – 4,511; 2008 – 4,555 shares	4,511	4,555
Additional paid-in capital	61,721	61,258
Retained earnings	242,342	249,605
Accumulated other comprehensive loss	(19,295)	(19,345)
Less treasury stock at cost – Common Stock (2009 and 2008– 7,783 shares) and Convertible Class A Common Stock (2009 and 2008 – 522 shares)	(76,179)	(76,179)
Total stockholders’ equity	238,228	244,968
	$347,082	$363,393

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data – Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$144,238	$185,253
Cost of goods sold	70,475	88,818
Gross profit	73,763	96,435
Credit service charges	393	565
Gross profit and other revenue	74,156	97,000

Expenses:
Selling, general and administrative	80,879	95,037
Interest, net	176	(131)
Provision for doubtful accounts	415	328
Other income, net	(121)	(42)
	81,349	95,192

(Loss) income before income taxes	(7,193)	1,808
Income taxes	70	776
Net (loss) income	$(7,263)	$1,032

Basic and diluted (loss) earnings per share:
Common Stock	$(0.34)	$0.05
Class A Common Stock	$(0.33)	$0.05

Weighted average shares – basic:
Common Stock	17,322	17,112
Class A Common Stock	4,005	4,127

Weighted average shares – assuming dilution:
Common Stock	21,327	21,443
Class A Common Stock	4,005	4,127

Cash dividends per share:
Common Stock	$—	$0.0675
Class A Common Stock	$—	$0.0625

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands – Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(7,263)	$1,032
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,149	5,447
Provision for doubtful accounts	415	328
(Gain) loss on sale of property and equipment	(16)	18
Other	473	329
Changes in operating assets and liabilities:
Accounts receivable	6,170	11,694
Inventories	4,359	(7,146)
Customer deposits	1,524	371
Other assets and liabilities	1,302	(17)
Accounts payable and accrued liabilities	(12,469)	(11,576)
Net cash (used in) provided by operating activities	(356)	480

Cash Flows from Investing Activities:
Capital expenditures	(537)	(1,852)
Proceeds from sale-leaseback transaction	6,625	—
Proceeds from sale of property and equipment	21	197
Other investing activities	99	237
Net cash provided by (used in) investing activities	6,208	(1,418)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	5,800	69,075
Payments of borrowings under revolving credit facilities	(5,800)	(60,825)
Net increase in borrowings under revolving credit facilities	—	8,250
Payments on long-term debt and lease obligations	(71)	(2,066)
Treasury stock acquired	—	(1,806)
Dividends paid	—	(1,412)
Net cash (used in) provided by financing activities	(71)	2,966
Increase in cash and cash equivalents during the period	5,781	2,028
Cash and cash equivalents at beginning of period	3,697	167
Cash and cash equivalents at end of period	$9,478	$2,195

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B – Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement is effective for us on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements. We have a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique under SFAS 157, and totaled $1.0 million and $1.2 million at March 31, 2009 and December 31, 2008, respectively. The related deferred compensation liability is recorded at the same amount given the rights of the participants.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement was effective for us on January 1, 2009. We had no minority interests as of March 31, 2009 or December 31, 2008.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133 (SFAS 161). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. This statement was effective for us on January 1, 2009. We had no derivative instruments and did not engage in hedging activities for the periods covered in our Consolidated Financial Statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP was effective for us on January 1, 2009 and did not have a material impact on our earnings per share calculations.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. This FSP is effective for us for our annual financial statements for 2009.

In April 2009, the FASB issued SFAS No. 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments (SFAS 107-1 and APB 28-1), which require quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 107-1 and APB 28-1 have an effective date requiring adoption by the second quarter of 2009.

NOTE C – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Portions of the receivables are classified as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rate will differ significantly. At March 31, 2009 and December 31, 2008, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $4.1 million and $4.9 million, respectively.

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

NOTE E – Property and Equipment

During the first quarter of 2009, the Company entered into a sale-leaseback transaction for one of its retail stores. The property had a net book value of $4.6 million and the sale resulted in net proceeds of $6.6 million. The gain on the transaction was deferred and is being amortized over the term of the 10-year operating lease agreement.

NOTE F – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a year to date adjustment. In light of the continued downturn in the home furnishings retail market and the uncertainty as to its length and magnitude, during the fourth quarter of 2008, we anticipated being in a three-year cumulative loss position during 2009. According to SFAS 109, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2008, we recorded a valuation allowance totaling approximately $18.0 million against substantially all of our net deferred tax assets. In the first quarter of 2009, we increased the valuation allowance by approximately $2.7 million. The valuation allowance was recorded as a reduction to income tax benefit.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE G – Earnings Per Share

We report our earnings per share using the two-class method as required by the Emerging Issues Task Force (EITF) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share (SFAS 128). EITF 03-6 requires the income or loss per share for each class of common stock to be calculated assuming 100% of our earnings or loss are distributed as dividends to each class of common stock based on their contractual rights.

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

The amount of earnings or loss used in calculating diluted earnings per share of Common Stock is equal to net income or loss since the Class A shares are assumed to be converted. Diluted earnings per share of Class A Common Stock includes the effect of dilutive common stock options and awards which reduces the amount of undistributed earnings allocated to the Class A Common Stock.

The following is a reconciliation of the number of shares used in calculating the diluted (loss) earnings per share for Common Stock under SFAS 128 and EITF 03-6 (shares in thousands):

	Three Months Ended March 31,
	2009	2008
Common:
Weighted average shares outstanding	17,322	17,112
Assumed conversion of Class A Common shares	4,005	4,127
Dilutive options, awards and common stock equivalents	—	204
Total weighted-average diluted Common shares	21,327	21,443

For the three months ended March 31, 2009 and 2008 approximately 2,040,000 shares and 1,988,000 shares, respectively, representing underlying stock options, awards and common stock equivalents were not included in the computation of diluted (loss) earnings per share because inclusion of such shares would be anti-dilutive.

NOTE H – Comprehensive (Loss) Income

Total comprehensive (loss) income, gross of tax, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2009	2008

Net (loss) income	$(7,263)	$1,032
Amortization of expired derivatives	50	31

Total comprehensive (loss) income	$(7,213)	$1,063

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE I – Pension Plans

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

We also have a non-qualified, non-contributory supplemental executive retirement plan (SERP) for employees whose retirement benefits are reduced due to their annual compensation levels. The total amount of annual retirement benefits per the plans that may be paid to an eligible participant in the SERP from all sources (Retirement Plan, Social Security and the SERP) may not exceed $125,000. Under the supplemental plan, which is not funded, we pay benefits directly to covered participants beginning at their retirement.

Net pension costs (benefit) included the following components (in thousands):

	Three Months Ended March 31,
	2009	2008

Service cost-benefits earned during the period	$28	$28
Interest cost on projected benefit obligations	998	975
Expected return on plan assets	(851)	(1,168)
Amortization of prior service cost	52	52
Amortization of actuarial loss (gain)	267	(8)

Net pension costs (benefit)	$494	$(121)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Havertys’ financial condition and results of operations should be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto and our 2008 Annual Report to Stockholders.

Net Sales

Our sales are generated by customer purchases of home furnishings in our retail stores and beginning in March 2008 via our website. Revenue is recognized upon delivery to the customer.

Sales for the first three months of 2009 decreased $41.0 million or 22.1% as compared to the prior year period and comparable stores sales decreased 22.9% or $41.1 million. The remaining $0.1 million of the change in sales in the first three months of 2009 was from new and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

During the first quarter of 2009, we used slightly more aggressive pricing on select merchandise and continued to promote longer term no interest financing but for somewhat shorter periods. We plan to highlight more of our price point sensitive items within our merchandise line-up to showcase their value. We will continue to use promotions during periodic sales events to drive additional store traffic.

Housing sales, which is one driver of home furnishing purchases, is at historically low levels. Home values have declined and lending has tightened such that consumers have less access to funding for large discretionary purchases for the home. More recent turmoil in the financial markets and rising unemployment have further reduced consumers’ inclinations towards spending. We do not anticipate a significant rebound in demand for the remainder of 2009.

Gross Profit

Gross profit for the first quarter of 2009 was 51.1%, a decline of 92 basis points as a percent of net sales compared to the prior year period. We are evaluating a variety of pricing promotions to determine what is most meaningful to the consumer during this big-ticket spending drought. We plan to remain competitive, but not overly aggressive with our pricing structure, as we strive to maintain our gross profit margins at or near the first quarter 2009 levels.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of five categories: selling; occupancy; delivery and certain warehousing costs; advertising and marketing; and administrative.

Our total SG&A costs in the first quarter of 2009 were approximately $14.2 million lower compared to the same period last year and $5.1 million lower than the fourth quarter of 2008.

Selling expenses generally vary with sales volume, and were relatively flat as a percent of net sales for the first quarter of 2009 compared to the prior year period. Occupancy costs are a significant portion of our SG&A costs and are generally fixed. We are evaluating several store locations with leases reaching renewal for potential renegotiations of option terms or possible closures.

Delivery and certain warehousing expenses were down in the first quarter of 2009 as compared to the prior year period. In response to the lower sales levels we adjusted our routes in many of our markets, reducing total headcount and related delivery expenses. Delivery expenses for the first three months of 2009 were down approximately $2.4 million compared to the prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our advertising and marketing expenses decreased by $1.7 million for the three months ended March 31, 2009, compared to the prior year period. We have adjusted our advertising spending in 2009 focusing more on television with reductions in newspaper and catalog.

Our administrative costs were down $1.9 million in the first three months of 2009, as compared to 2008. This decrease is due in large part to a reduction in compensation and travel costs offset by increased expense for our retirement plans.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue and it is more cost effective than outsourcing. We offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables, accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the first quarter of 2009 were a no payments no interest for twelve months program and no interest offers requiring 18 or 24 monthly payments.

The following summarizes the financing vehicles used, accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2009	2008
Amount financed as a % of sales:
Havertys	5.9%	9.1%
Third-party	37.0%	37.7%
	42.9%	46.8%

Accounts receivable	$21,398	$56,729
Allowance for doubtful accounts	1,600	2,000
Allowance as a % of accounts receivable	7.5%	3.5%

During January 2008, we ceased offering internally financed programs with payment terms greater than 12 months which had been a significant driver of our portfolio. Collections on our portfolio have continued and with the change in programs, accounts receivable have declined markedly. Our allowance for doubtful accounts as a percentage of receivables is higher in 2009 due to an increase in the delinquency and problem category percentages compared to 2008. The dollar amount of the allowance is down slightly compared with the year ago balance due to the large reduction in total accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest, net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have no interest terms for greater than twelve months. The following table summarizes the components of interest expense (income), net (in thousands):

	Three Months Ended March 31,
	2009	2008

Interest expense on debt	$250	$632
Amortization of discount on accounts receivable	(42)	(727)
Other, including capitalized interest and interest income	(32)	(36)
	$176	$(131)

Interest expense on debt decreased in the first three months of 2009 as compared to the 2008 period due to lower levels of average debt.

Prior to January 2008, we made available to customers in-house interest free credit programs, which mostly ranged from 12 to 18 months. In connection with those programs which are greater than 12 months, we are required to discount the payments to be received over the expected life (considering prepayments) of the interest free credit program. The discount is recorded as a charge to cost of goods sold and as a contra receivable and is amortized as a credit to interest expense over the life of the receivable. The amount of amortization has decreased as the receivables generated under longer term, free interest financing promotions have generally been collected.

Provision for Income Taxes

The tax rate was (1.0%) and 42.9% for the three months ended March 31, 2009 and 2008, respectively. Our 2009 benefit was offset by a corresponding increase in our deferred tax valuation allowance which was established in the fourth quarter of 2008. The tax expense for the first quarter of 2009 is for Texas state taxes which are based on gross margin and not pre-tax income or loss.

Balance Sheet Changes for the Three Months Ended March 31, 2009

Our balance sheet as of March 31, 2009, as compared to our balance sheet as of December 31, 2008, changed as follows:

•	increase in cash of $5.8 million;
•	decrease in gross accounts receivable of $6.7 million as our longer term credit offers were shifted to a third-party provider;
•	decrease in inventories of $4.4 million as we adjusted purchases for the weak sales demand;
•	decrease in property and equipment, net due to a sale-leaseback transaction involving $4.6 million of net assets;
•	decrease in accounts payable of $7.1 million due to a lower level of purchases in the first quarter of 2009 as compared to the fourth quarter of 2008; and
•

decrease in accrued liabilities of $5.4 million, primarily as liabilities for accrued payroll and commissions, related taxes, benefits and non-equity incentive pay declined due to lower net sales, reduced head count and normal seasonality.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

During the first three months of 2009, our principal source of cash was $6.6 million from a sale-leaseback transaction for one of our stores.

Our cash flows used in operating activities totaled $0.4 million in the first three months of 2009 compared to $0.5 million provided by operations for the same period of 2008. This decrease was primarily the result of working capital changes and the net loss of $7.3 million in 2009 compared to net income of $1.0 million in 2008. For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows provided by investing activities totaled $6.2 million in the first three months of 2009 versus a use of $1.4 million in the first three months of 2008. This increase is primarily due to proceeds of $6.6 million from a sale-leaseback transaction and a reduction of $1.3 million in capital expenditures.

Our cash flows used in financing activities totaled $0.1 million in the first three months of 2009 compared to $3.0 million provided by financing activities for the same period of 2008. This decrease is primarily due to an $8.3 million decrease in net borrowings on our bank revolver offset by $2.0 million less in payments on long-term debt and lease obligations, $1.8 million less in treasury stock purchases and $1.4 million less in dividend payments.

Store Plans and Capital Expenditures

We closed our store in Hattiesburg, Mississippi and exited that market in the first quarter of 2009. Our plans to improve our position by moving from two older stores to one new location in the Little Rock, Arkansas market will be completed in the second quarter. Our planned expenditures for 2009 are $4.3 million of which $2.1 million is for store improvements and $1.5 million for information technology.

Financings

Our $60.0 million revolving credit facility (the “Credit Agreement”) is with two banks and terminates in December 2011. The Credit Agreement is secured by our inventory, accounts receivable and cash, and should provide flexibility during this difficult economic cycle. The borrowing base at March 31, 2009 was the full $60.0 million. Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and also reduced $9.0 million for outstanding letters of credit at March 31, 2009, resulting in a net availability of $41.0 million. There were no borrowed amounts outstanding under the Credit Agreement at March 31, 2009.

We believe that cash balances, funds from operations, proceeds from sales of properties and use of our Credit Agreement are adequate to fund our working capital requirements, capital expenditures and benefit plan contributions for the foreseeable future.

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies and similar matters, and those that include the words “believes,” “anticipates,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Havertys claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in the economic environment; changes in industry conditions; competition; merchandise costs; energy costs; timing and level of capital expenditures; introduction of new products; rationalization of operations; and other risks identified in Havertys’ SEC reports and public announcements.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 7, 2009	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer