Form 10-Q
period 2009-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2009-08-06
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 31, 2009, were: Common Stock – 17,433,279; Class A Common Stock – 3,986,101.

HAVERTY FURNITURE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,355	$3,697
Accounts receivable, net	14,982	24,301
Inventories	93,421	103,743
Prepaid expenses	10,050	11,569
Other current assets	4,097	6,436
Total current assets	144,905	149,746
Accounts receivable, long-term	1,240	2,082
Property and equipment, net	183,825	197,423
Deferred income taxes	7,813	7,813
Other assets	6,327	6,329
	$344,110	$363,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$—	$—
Accounts payable	16,803	22,696
Customer deposits	14,726	12,779
Accrued liabilities	24,901	28,993
Deferred income taxes	6,891	6,891
Current portion of lease obligations	332	311
Total current liabilities	63,653	71,670
Lease obligations, less current portion	7,014	7,183
Other liabilities	41,440	39,572
Total liabilities	112,107	118,425
Stockholders’ Equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2009 – 25,202; 2008 – 25,074 shares	25,202	25,074
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2009 – 4,509; 2008 – 4,555 shares	4,509	4,555
Additional paid-in capital	61,820	61,258
Retained earnings	235,760	249,605
Accumulated other comprehensive loss	(19,244)	(19,345)
Less treasury stock at cost – Common Stock (2009 – 7,769; 2008 – 7,783 shares) and Convertible Class A Common Stock (2009 and 2008 – 522 shares)	(76,044)	(76,179)
Total stockholders’ equity	232,003	244,968
	$344,110	$363,393

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$129,683	$168,412	$273,921	$353,665
Cost of goods sold	63,062	82,158	133,537	170,975
Gross profit	66,621	86,254	140,384	182,690
Credit service charges	311	497	704	1,062
Gross profit and other revenue	66,932	86,751	141,088	183,752

Expenses:
Selling, general and administrative	72,860	90,222	153,738	185,260
Interest, net	203	206	380	75
Provision for doubtful accounts	247	284	662	612
Other expense (income), net	141	(77)	20	(119)
	73,451	90,635	154,800	185,828

Loss before income taxes	(6,519)	(3,884)	(13,712)	(2,076)
Income tax expense (benefit)	63	(1,575)	133	(799)
Net loss	$(6,582)	$(2,309)	$(13,845)	$(1,277)

Basic and diluted loss per share:
Common Stock	$(0.31)	$(0.11)	$(0.65)	$(0.06)
Class A Common Stock	$(0.30)	$(0.11)	$(0.62)	$(0.06)

Weighted average shares – basic:
Common Stock	17,397	17,162	17,360	17,137
Class A Common Stock	3,987	4,105	3,996	4,116

Weighted average shares – assuming dilution:
Common Stock	21,384	21,267	21,356	21,253
Class A Common Stock	3,987	4,105	3,996	4,116

Cash dividends per share:
Common Stock	$—	$0.0675	$—	$0.135
Class A Common Stock	$—	$0.0625	$—	$0.125

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands – Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(13,845)	$(1,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,115	10,853
Provision for doubtful accounts	662	612
Gain on sale of property and equipment	(19)	—
Other	1,255	690
Changes in operating assets and liabilities:
Accounts receivable	9,499	22,937
Inventories	10,322	(2,421)
Customer deposits	1,947	988
Other assets and liabilities	3,895	(3,234)
Accounts payable and accrued liabilities	(9,984)	(19,309)
Net cash provided by operating activities	13,847	9,839

Cash Flows from Investing Activities:
Capital expenditures	(1,263)	(5,171)
Proceeds from sale-leaseback transaction	6,625	—
Proceeds from sale of land, property and equipment	29	203
Other investing activities	43	282
Net cash provided by (used in) investing activities	5,434	(4,686)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	5,800	127,765
Payments of borrowings under revolving credit facilities	(5,800)	(122,365)
Net increase (decrease) in borrowings under revolving credit facilities	—	5,400
Payments on long-term debt and lease obligations	(148)	(4,159)
Treasury stock acquired	—	(1,806)
Dividends paid	—	(2,829)
Other financing activities	(475)	—
Net cash used in financing activities	(623)	(3,394)
Increase in cash and cash equivalents during the period	18,658	1,759
Cash and cash equivalents at beginning of period	3,697	167
Cash and cash equivalents at end of period	$22,355	$1,926

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Business and Reporting Policies

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a full service home furnishings retailer. The Company operates all of its stores using the Havertys brand and does not franchise its concept. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included.

The company evaluated subsequent events through August 6, 2009 which represents the date the financial statements were issued.

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

NOTE B – Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement was effective for us on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements. We have a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique under SFAS 157, and totaled $1.2 million at June 30, 2009 and December 31, 2008. The related deferred compensation liability is recorded at the same amount given the rights of the participants.

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2009, the FASB issued SFAS No. 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments (SFAS 107-1 and APB 28-1), which require quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. This FSP was effective for the period ended June 30, 2009 and did not have a material impact on our financial statements as the fair values of our cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 modifies the names of the two types of subsequent events and, for public entities, modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued. Also, SFAS 165 requires that entities disclose the date through which subsequent events have been evaluated and the basis for that date. We adopted SFAS 165 on April 1, 2009 and have included the required disclosures in Note A to the Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168), a replacement of SFAS No. 162. SFAS 168 makes the FASB Accounting Standards Codification (the “Codification”) the single source of authoritative United States accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff. The Codification is not intended to change generally accepted principles in the United States. SFAS 168 is effective for interim or annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial position, operations or cash flows.

NOTE C – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Portions of the receivables are classified as long-term based on the specific programs’ historical collection rate, which is generally faster than the scheduled rate. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rate will differ significantly. At June 30, 2009 and December 31, 2008, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $3.5 million and $4.9 million, respectively.

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

NOTE E – Property and Equipment

During the first quarter of 2009, the Company completed a sale-leaseback transaction for one of its retail stores. The property had a net book value of $4.6 million and the sale resulted in net proceeds of $6.6 million. The gain on the transaction was deferred and is being amortized over the term of the 10-year operating lease agreement.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F – Credit Arrangement

Havertys has a $60,000,000, revolving credit facility (the “Credit Agreement”) with two banks which is secured by inventory, accounts receivable, cash and certain other personal property. Our Credit Agreement includes negative covenants that during the term of this agreement limit our ability to, among other things (a) create unsecured funded indebtedness or capital lease obligations collectively in excess of $15,000,000 in aggregate outstandings at any one time, (b) create indebtedness secured by real estate or engage in sale leaseback transactions which together exceed $40,000,000 during the first year of this agreement or $60,000,000 in the aggregate, (c) sell or dispose of real property or other assets in excess of $30,000,000 in the aggregate, and (d) pay dividends in excess of $6,000,000 or repurchase capital stock in excess of $5,000,000 during any trailing twelve month period.

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit. The borrowing base was $57.1 million at June 30, 2009. Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and also reduced $7.6 million for outstanding letters of credit at June 30, 2009, resulting in a net availability of $39.5 million. There were no borrowed amounts outstanding under the Credit Agreement at June 30, 2009. We are in compliance with the terms of the Credit Agreement at June 30, 2009 and there exists no default or event of default.

NOTE G – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a year to date adjustment. In light of the continued downturn in the home furnishings retail market and the uncertainty as to its length and magnitude, during the fourth quarter of 2008, we anticipated being in a three-year cumulative loss position during 2009. According to SFAS 109, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2008, we recorded a valuation allowance totaling approximately $18.0 million against substantially all of our net deferred tax assets. In the first six months of 2009, we increased the valuation allowance by approximately $5.1 million. The valuation allowance was recorded as a reduction to income tax benefit.

NOTE H – Earnings Per Share

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

The amount of earnings or loss used in calculating diluted earnings (loss) per share of Common Stock is equal to net income or loss since the Class A shares are assumed to be converted. Diluted earnings (loss) per share of Class A Common Stock includes the effect of dilutive common stock options and awards which reduces the amount of undistributed earnings allocated to the Class A Common Stock.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the loss and number of shares used in calculating the diluted loss per share for Common Stock and Class A Common Stock under SFAS 128 and EITF 03-6 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Common:
Distributed earnings	$—	$1,161	$—	$2,315
Undistributed loss	(5,403)	(3,035)	(11,356)	(3,342)
Basic	(5,403)	(1,874)	(11,356)	(1,027)
Class A Common loss	(1,179)	(435)	(2,489)	(250)
Diluted	$(6,582)	$(2,309)	$(13,845)	$(1,277)

Class A Common:
Distributed earnings	$—	$256	$—	$514
Undistributed loss	(1,179)	(691)	(2,489)	(764)
	$(1,179)	$(435)	$(2,489)	$(250)

Denominator:
Common:
Weighted average shares outstanding - basic	17,397	17,162	17,360	17,137
Assumed conversion of Class A Common Stock	3,987	4,105	3,996	4,116

Total weighted-average diluted Common Stock	21,384	21,267	21,356	21,253

Class A Common:
Weighted average shares outstanding	3,987	4,105	3,996	4,116

For the three months ended June 30, 2009 and 2008 we did not include in the computation of diluted loss per share approximately 1,933,000 and 2,058,000 shares, respectively, and approximately 2,014,000 and 2,160,000 shares, respectively, for the six months ended June 30, 2009 and 2008. These shares represent underlying stock options, awards and common stock equivalents not included in the computation of diluted loss per share because inclusion of such shares would be anti-dilutive.

NOTE I – Comprehensive Loss

Total comprehensive loss was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(6,582)	$(2,309)	$(13,845)	$(1,277)
Amortization of expired derivatives	51	31	101	63
Total comprehensive loss	$(6,531)	$(2,278)	$(13,744)	$(1,214)

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE J – Pension Plans

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

Net pension costs (benefit) included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Service cost-benefits earned during period	$28	$25	$56	$53
Interest cost on projected benefit obligations	998	1,001	1,996	1,976
Expected return on plan assets	(851)	(1,166)	(1,702)	(2,334)
Amortization of prior service costs	52	53	104	105
Amortization of actuarial (gain) loss	267	(185)	534	(193)

Net pension costs (benefit)	$494	$(272)	$988	$(393)

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

Sales decreased $38.7 million or 23.0% and comparable store sales decreased 22.6% or $36.6 million in the second quarter of 2009 compared to the prior year period. The remaining $2.1 million of the change in sales in the second quarter of 2009 was from new, closed and otherwise non-comparable stores. Sales for the first six months of 2009 decreased $79.7 million or 22.6% as compared to the prior year period and comparable stores sales decreased 22.7% or $77.7 million. The remaining $2.0 million of the change in sales in the first six months of 2009 was from new, closed and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

During the first half of 2009, we used slightly more aggressive pricing on select merchandise and continued to promote longer term no interest financing but for somewhat shorter periods. We plan to highlight more of our price point sensitive items within our merchandise line-up to showcase their value. We will continue to use promotions during periodic sales events to drive additional store traffic.

Housing sales, which is one driver of home furnishing purchases, is at historically low levels. Home values have declined and lending has tightened such that consumers have less access to funding for large discretionary purchases for the home. Continuing turmoil in the financial markets and rising unemployment have further reduced consumers’ inclinations towards spending. We do not anticipate a significant rebound in demand for the remainder of 2009.

Gross Profit

Gross profit for the second quarter of 2009 was 51.4%, compared to 51.2% in the prior year period. Strengthened inventory management reduced the volume of damaged and close-out merchandise during the second quarter of 2009 compared to 2008. In addition to these improvements, our LIFO charge was lower in the second quarter by approximately $0.7 million compared to last year’s quarter.

These changes, along with improvements generated by new products helped offset much of the impact from pricing discounts on our gross profit year to date. Gross profit for the six months ended June 30 was 51.2% in 2009, 0.5% lower than the 51.7% in 2008.

We continue to evaluate a variety of pricing promotions to determine what is most meaningful and how to best communicate that value to the consumer. We plan to remain competitive, but not overly aggressive with our pricing structure, as we strive to maintain our gross profit margins at or near the first half 2009 levels.

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

Our total SG&A costs were approximately $17.4 million and $31.5 million lower in the second quarter of 2009 and first six months of 2009, respectively, compared to the prior year periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling expenses generally vary with sales volume, and were relatively flat as a percent of net sales for the second quarter and first six months of 2009 compared to the prior year periods. Occupancy costs are a significant portion of our SG&A costs and are generally fixed. We are evaluating several store locations with leases reaching renewal for potential renegotiations of option terms or possible closures.

Delivery and the certain warehousing expenses included in SG&A were down in the second quarter and first six months of 2009 as compared to the prior year periods. In response to the lower sales levels, we adjusted our routes in many of our markets and reduced total headcount and related delivery expenses. Delivery and warehousing expenses for the second quarter and first six months of 2009 as a percent of net sales were down compared to the prior year periods by 142 basis points and 102 basis points, respectively, due to cost controls and efficiencies and lower fuel costs.

Our advertising and marketing expenses decreased by $3.7 million and $5.4 million for the three months and six months ended June 30, 2009, respectively, compared to the prior year periods. We have adjusted our advertising spending in 2009 focusing more on television and direct mail.

Our administrative costs were down $2.9 million and $4.8 million in the three and six months ended June 30, 2009, respectively, as compared to the prior year periods. The decreases are due in large part to reductions in compensation offset by increased expense for our retirement plans.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue and it is more cost effective than outsourcing. We offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables; accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the second quarter and first six months of 2009 were a no payments no interest for twelve months program and no interest offers requiring 18 or 24 monthly payments.

The following summarizes credit service charge revenue, the financing vehicles used, accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Credit service charge revenue	$311	$497	$704	$1,062
Amount financed as a % of sales:
Havertys	6.2%	8.5%	6.0%	8.8%
Third-party	35.9%	37.4%	36.5%	37.6%
	42.1%	45.9%	42.5%	46.4%

Accounts receivable	$17,522	$45,002
Allowance for doubtful accounts	1,300	1,800
Allowance as a % of accounts receivable	7.4%	4.0%

During January 2008, we ceased offering internally financed programs with payment terms greater than 12 months which had been a significant driver of our portfolio. Collections on our portfolio have continued and with the change in programs, accounts receivable have declined markedly. The dollar amount of the allowance is $0.5 million lower than the year ago balance due to the large reduction in total accounts receivable and a less than proportionate reduction of the total dollars in delinquent and problem categories.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest, net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and lease obligations and the amortization of the discount on the Company’s receivables which have no interest terms for greater than twelve months. The following table summarizes the components of interest expense (income), net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest expense on debt and lease obligations	$244	$598	$494	$1,230
Amortization of discount on accounts receivable	(9)	(366)	(51)	(1,094)
Other, including capitalized interest and interest income	(32)	(26)	(63)	(61)
	$203	$206	$380	$75

Interest expense on debt decreased in the second quarter and first half of 2009 as compared to the 2008 periods due to lower levels of average debt and lease obligations.

Prior to January 2008, we made available to customers in-house interest free credit programs, which mostly ranged from 12 to 18 months. In connection with those programs which are greater than 12 months, we are required to discount the payments to be received over the expected life (considering prepayments) of the interest free credit program. The discount is recorded as a charge to cost of goods sold and as a contra receivable and is amortized as a credit to interest expense over the life of the receivable. The amount of amortization has decreased as the receivables generated under longer term, free interest financing promotions have mostly been collected.

Provision for Income Taxes

Our tax rate was (1.0)% and 38.5% for the six months ended June 30, 2009 and 2008, respectively. Our 2009 benefit was offset by a corresponding increase in our deferred tax valuation allowance. The tax expense for 2009 is for Texas state taxes, which are based on gross margin and not pre-tax income or loss.

Balance Sheet Changes for the Six Months Ended June 30, 2009

Our balance sheet as of June 30, 2009, as compared to our balance sheet as of December 31, 2008, changed as follows:

• increase in cash of $18.7 million;
• decrease in gross accounts receivable of $10.6 million as our longer term credit offers were shifted to a third-party provider;
• decrease in inventories of $10.3 million as we adjusted purchases for the weak sales demand;
• decrease in property and equipment, net due to a sale-leaseback transaction involving $4.6 million of net assets;
• decrease in accounts payable of $5.9 million due to a lower level of purchases in the second quarter of 2009 as compared to the fourth quarter of 2008; and

•         decrease in accrued liabilities of $4.1 million, primarily as liabilities for accrued payroll and commissions, related taxes, benefits and non-equity incentive pay declined due to lower net sales, reduced head count and normal seasonality.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

During the first six months of 2009, our principal sources of cash were $13.8 million derived from operations and $6.6 million from a sale-leaseback transaction for one of our stores.

Our cash flows provided by operating activities totaled $13.8 million in the first six months of 2009 compared to $9.8 million provided by operations for the same period of 2008. This increase was primarily the result of working capital changes, which offset the larger net loss of $13.8 million in 2009 compared to the net loss of $1.3 million in 2008. For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows provided by investing activities totaled $5.4 million in the first six months of 2009 versus a use of $4.7 million in the first six months of 2008. This increase is primarily due to proceeds of $6.6 million from a sale-leaseback transaction and a reduction of $3.9 million in capital expenditures.

Our cash flows used in financing activities totaled $0.6 million in the first six months of 2009 compared to $3.4 million for the same period of 2008. This decrease is primarily due to a $5.4 million decrease in net borrowings on our bank revolver offset by $4.0 million less in payments on long-term debt and lease obligations, $1.8 million less in treasury stock purchases and $2.8 million less in dividend payments.

Store Plans and Capital Expenditures

We closed our store in Hattiesburg, Mississippi and exited that market in the first quarter of 2009. Our plans to improve our position by moving from two older stores to one new location in the Little Rock, Arkansas market were completed in the second quarter. Our planned expenditures for 2009 are $4.2 million of which $2.7 million is for store improvements and $1.4 million for information technology.

Financings

Our $60.0 million revolving credit facility (the “Credit Agreement”) is with two banks and terminates in December 2011. The Credit Agreement is secured by inventory, accounts receivable and cash, and should provide flexibility during this difficult economic cycle. The borrowing base at June 30, 2009 was $57.1 million. Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and also reduced $7.6 million for outstanding letters of credit at June 30, 2009, resulting in a net availability of $39.5 million. There were no borrowed amounts outstanding under the Credit Agreement at June 30, 2009.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders was held on May 8, 2009. There were three proposals on the ballot.

Proposal 1:	All eight incumbent directors nominated were elected by the holders of Class A Common Stock of the Company to a one year term with the following votes:

Nominee	For	Withheld

Clarence H. Ridley	3,364,696	10,204
John T. Glover	3,364,740	10,160
Rawson Haverty, Jr.	3,370,140	4,760
L. Phillip Humann	3,317,846	57,054
Mylle Mangum	3,364,740	10,160
Frank S. McGaughey, III	3,370,140	4,760
Clarence H. Smith	3,364,696	10,204
Al Trujillo	3,364,740	10,160

Proposal 2:	All three incumbent directors nominated were elected by the holders of Common Stock of the Company to a one year term with the following votes:

Nominee	For	Withheld

Terrence F. McGuirk	14,930,194	215,212
Vicki R. Palmer	14,921,194	224,212
Fred L. Schuermann	14,921,494	223,912

Proposal 3:	The appointment of Ernst & Young LLP as Independent Auditor was ratified with the following votes:

For	Against	Abstain

48,736,471	110,261	47,675

Item 6.	Exhibits

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 6, 2009	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer