Form 10-Q
period 2009-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2009-11-05
CIK 216085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 31, 2009, were:    Common Stock – 17,498,415; Class A Common Stock – 3,920,965.

HAVERTY FURNITURE COMPANIES, INC.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations – Three and Nine Months ended September 30, 2009 and 2008	2

	Condensed Consolidated Statements of Cash Flows – Three and Nine Months ended September 30, 2009 and 2008	3

	Notes to Condensed Consolidated Financial Statements	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

	Item 4. Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	15

	Item 6. Exhibits	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,125	$3,697
Accounts receivable, net	14,488	24,301
Inventories	88,188	103,743
Prepaid expenses	8,838	11,569
Other current assets	5,433	6,436
Total current assets	163,072	149,746
Accounts receivable, long-term	977	2,082
Property and equipment, net	179,804	197,423
Deferred income taxes	7,730	7,813
Other assets	6,367	6,329
	$357,950	$363,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,461	$22,696
Customer deposits	19,470	12,779
Accrued liabilities	30,549	28,993
Deferred income taxes	6,901	6,891
Current portion of lease obligations	337	311
Total current liabilities	75,718	71,670
Lease obligations, less current portion	6,929	7,183
Other liabilities	42,341	39,572
Total liabilities	124,988	118,425
Stockholders’ Equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2009 – 25,247; 2008 – 25,074 shares	25,247	25,074
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2009 – 4,464; 2008 – 4,555 shares	4,464	4,555
Additional paid-in capital	62,228	61,258
Retained earnings	236,261	249,605
Accumulated other comprehensive loss	(19,194)	(19,345)
Less treasury stock at cost – Common Stock (2009 – 7,769; 2008 – 7,783 shares) and Convertible Class A Common Stock (2009 and 2008 – 522 shares)	(76,044)	(76,179)
Total stockholders’ equity	232,962	244,968
	$357,950	$363,393

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$151,945	$175,579	$425,865	$529,243
Cost of goods sold	72,840	85,104	206,376	256,079
Gross profit	79,105	90,475	219,489	273,164
Credit service charges	267	468	971	1,530
Gross profit and other revenue	79,372	90,943	220,460	274,694

Expenses:
Selling, general and administrative	78,314	92,879	232,052	278,139
Interest, net	212	273	592	348
Provision for doubtful accounts	150	432	812	1,044
Other expense (income), net	—	(359)	20	(479)
	78,676	93,225	233,476	279,052

Income (loss) before income taxes	696	(2,282)	(13,016)	(4,358)
Income tax expense (benefit)	195	(767)	328	(1,566)
Net income (loss)	$501	$(1,515)	$(13,344)	$(2,792)

Basic earnings (loss) per share:
Common Stock	$0.02	$(0.07)	$(0.63)	$(0.13)
Class A Common Stock	$0.02	$(0.07)	$(0.60)	$(0.13)

Diluted earnings (loss) per share:
Common Stock	$0.02	$(0.07)	$(0.62)	$(0.13)
Class A Common Stock	$0.02	$(0.07)	$(0.60)	$(0.13)

Weighted average shares – basic:
Common Stock	17,437	17,213	17,386	17,163
Class A Common Stock	3,983	4,090	3,991	4,107

Weighted average shares – assuming dilution:
Common Stock	21,607	21,303	21,377	21,270
Class A Common Stock	3,983	4,090	3,991	4,107

Cash dividends per share:
Common Stock	$—	$0.0675	$—	$0.2025
Class A Common Stock	$—	$0.0625	$—	$0.1875

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands – Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(13,344)	$(2,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,809	16,217
Provision for doubtful accounts	812	1,044
(Gain) loss on sale of property and equipment	(19)	8
Share-based compensation expense	1,363	1,269
Other	393	(475)
Changes in operating assets and liabilities:
Accounts receivable	10,106	31,398
Inventories	15,555	2,621
Customer deposits	6,691	1,488
Other assets and liabilities	4,668	146
Accounts payable and accrued liabilities	(2,678)	(12,363)
Net cash provided by operating activities	38,356	38,561

Cash Flows from Investing Activities:
Capital expenditures	(1,921)	(8,307)
Proceeds from sale-leaseback transaction	6,625	—
Proceeds from sale of property and equipment	29	256
Other investing activities	43	141
Net cash provided by (used in) investing activities	4,776	(7,910)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facilities	5,800	128,365
Payments of borrowings under revolving credit facilities	(5,800)	(128,365)
Net increase (decrease) in borrowings under revolving credit facilities	—	—
Payments on long-term debt and lease obligations	(229)	(6,228)
Treasury stock acquired	—	(1,806)
Dividends paid	—	(4,246)
Other financing activities	(475)	186
Net cash used in financing activities	(704)	(12,094)

Increase in cash and cash equivalents during the period	42,428	18,557

Cash and cash equivalents at beginning of period	3,697	167

Cash and cash equivalents at end of period	$46,125	$18,724

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

The Company evaluated subsequent events through November 5, 2009, the date of issuance of our Condensed Consolidated Financial Statements and has determined no material subsequent events occurred after the balance sheet date but prior to the issuance date.

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

NOTE B – Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative United States accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission and its staff. The Codification did not change generally accepted principles in the United States so it did not have an impact on our Condensed Consolidated Financial Statements. The Codification was effective for interim and annual periods ending after September 15, 2009.

Recently Issued Standards

In September 2009, the FASB issued revised guidance on certain fair value measurements and related disclosures. This revised guidance permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in previous guidance as of the reporting entity’s measurement date. This guidance also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This revised guidance will be effective for interim and annual periods ending after December 15, 2009, and will not have a material effect on our Condensed Consolidated Financial Statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2009, the FASB issued revised guidance on the consolidation of variable interest entities (VIE). The revised guidance replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a VIE with a qualitative approach that focuses on identifying which enterprise has a controlling financial interest in a VIE. This guidance is effective for us on January 1, 2010, and will not have any effect on our Condensed Consolidated Financial Statements.

In December 2008, the FASB issued guidance requiring enhanced disclosures about the plan assets of defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The enhanced disclosures are effective for us for the year ending December 31, 2009.

Recently Adopted Standards

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance requires disclosure of the date through which subsequent events were evaluated and the basis for that date. The guidance sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for us for the period ended June 30, 2009 and required prospective application.

In April 2009, the FASB issued guidance requiring interim disclosures about fair value of financial instruments which were previously only disclosed on an annual basis. These disclosure requirements were effective for the period ended June 30, 2009 and did not have a material impact on our Condensed Consolidated Financial Statements as the fair values of our cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.

In April 2008, the FASB issued guidance that amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. This guidance is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements, but the potential impact is dependent upon the acquisitions of intangible assets in the future.

In December 2007, the FASB issued guidance that continues to require the acquisition method of accounting to be applied to all business combinations, but significantly changes the accounting for certain aspects of business combinations. Under this guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The guidance changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. It also includes a substantial number of new disclosure requirements. This guidance is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect this guidance to have an impact on our accounting for any future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. This guidance was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this guidance was effective for us on January 1, 2009. This guidance did not have a material impact on our Condensed Consolidated Financial Statements. We have a self-directed, non-qualified deferred compesation plan for certain executives and other highly compensated employees. The investment assets are valued using quoted market prices mulitplied by the number of shares held, a Level 1 valuation technique and totaled $1.4 million at September 30, 2009 and $1.2 million at December 31, 2008, respectively. The related deferred compensation liability is recorded at the same amount given the rights of the participants.

NOTE C – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Portions of the receivables are classified as long-term based on the specific programs’ historical collection rates, which are generally faster than the scheduled rates. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rates will differ significantly. At September 30, 2009 and December 31, 2008, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $3.1 million and $4.9 million, respectively.

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit. The borrowing base was $51.3 million at September 30, 2009. Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and also reduced $7.6 million for outstanding letters of credit at September 30, 2009, resulting in a net availability of $33.7 million. There were no borrowed amounts outstanding under the Credit Agreement at September 30, 2009. We are in compliance with the terms of the Credit Agreement at September 30, 2009 and there exists no default or event of default.

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

In the first nine months of 2009, the income tax benefit of approximately $5.0 million that would otherwise be recognized is being offset by a change in the valuation allowance. During the third quarter of 2009, our estimate of the net loss for 2009 was reduced, and accordingly the net loss available for carryback. We increased the amount of our valuation allowance by $93,000 in the third quarter of 2009 to reflect the reduced carryback. The remainder of the tax expense in 2009 is primarily for Texas state taxes, which are based on gross margin and not pre-tax income or loss.

NOTE H – Earnings Per Share

We report our earnings per share using the two-class method. The income or loss per share for each class of common stock is calculated assuming 100% of our earnings or losses are distributed as dividends to each class of common stock based on their contractual rights.

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the loss and number of shares used in calculating the diluted loss per share for Common Stock and Class A Common Stock (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Common:
Distributed earnings	$—	$1,162	$—	$3,476
Undistributed earnings (loss)	411	(2,391)	(10,950)	(5,732)
Basic	411	(1,229)	(10,950)	(2,256)
Class A Common earnings (loss)	90	(286)	(2,394)	(536)
Diluted	$501	$(1,515)	$(13,344)	$(2,792)

Class A Common:
Distributed earnings	$—	$255	$—	$770
Undistributed	—	—	—	—
Undistributed earnings (loss)	90	(541)	(2,394)	(1,306)
	$90	$(286)	$(2,394)	$(536)

Denominator:
Common:
Weighted average shares outstanding - basic	17,437	17,213	17,386	17,163
Assumed conversion of Class A Common Stock	3,983	4,090	3,991	4,107
Dilutive stock awards and Common Stock equivalents	187	—	—	—

Total weighted-average diluted Common Stock	21,607	21,303	21,377	21,270

Class A Common:
Weighted average shares outstanding	3,983	4,090	3,991	4,107

For the three months ended September 30, 2009 and 2008 we did not include in the computation of diluted earnings (loss) per share approximately 1,746,000 and 2,072,000 shares, respectively, and approximately 2,029,000 and 2,145,000 shares, respectively, for the nine months ended September  30, 2009 and 2008. These shares represent underlying stock options, awards and common stock equivalents not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be anti-dilutive.

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

Net pension costs (benefit) included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost-benefits earned during period	$14	$27	$71	$80
Interest cost on projected benefit obligations	1,019	988	3,015	2,964
Expected return on plan assets	(849)	(1,167)	(2,554)	(3,501)
Amortization of prior service costs	52	52	157	157
Amortization of actuarial (gain) loss	336	(96)	871	(289)

Net pension costs (benefit)	$572	$(196)	$1,560	$(589)

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

Sales decreased $23.6 million or 13.5% and comparable store sales decreased 11.9% or $20.0 million in the third quarter of 2009 compared to the prior year period. The remaining $3.6 million of the change in sales in the third quarter of 2009 was from new, closed and otherwise non-comparable stores. Sales for the first nine months of 2009 decreased $103.4 million or 19.5% as compared to the prior year period and comparable stores sales decreased 19.1% or $97.7 million. The remaining $5.7 million of the change in sales in the first nine months of 2009 was from new, closed and otherwise non-comparable stores. Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

During 2009, we continued to promote longer term no interest financing but for somewhat shorter periods than last year. Our overall pricing has been competitive, not aggressive, using promotions during periodic sales events to drive additional store traffic. Sales for the third quarter declined at a lesser rate than the most recent three previous quarters. We believe highlighting more of our price point sensitive items within our merchandise line-up and showcasing their value has been effective with today’s cost conscious customer.

Housing sales, which is one driver of home furnishing purchases, remains at historically low levels. Home values have declined and lending has tightened such that consumers have less access to funding for large discretionary purchases for the home. Continuing turmoil in the financial markets and rising unemployment have further reduced consumers’ inclinations towards spending. We do not anticipate a significant rebound in demand for the remainder of 2009 and 2010.

Gross Profit

Gross profit for the third quarter of 2009 was 52.1%, compared to 51.5% in the prior year period. Strengthened inventory management reduced the volume of damaged and close-out merchandise during the first half of 2009 compared to 2008. There was modest deflation in 2009 and inventory levels declined. We recorded a LIFO benefit of approximately $0.5 million to the third quarter and year to date gross profit in 2009 compared to a $0.1 million and $0.8 million expense for the same periods in 2008, respectively.

These changes, along with improvements generated by new products helped offset much of the impact from promotional pricing discounts on our gross profit year to date. Gross profit for the nine months ended September 30 was 51.5% in 2009 compared to 51.6% in 2008.

We continue to evaluate a variety of pricing promotions to determine what is most meaningful and how to best communicate that value to the consumer. We plan to remain competitive, but not overly aggressive with our pricing structure, as we strive to maintain our gross profit margins at or near the 2009 year-to-date levels.

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

Our third quarter 2009 sales were off 13.5% and we were able to reduce SG&A by 15.7% compared to last year’s third quarter. Total SG&A costs were approximately $14.6 million and $46.1 million lower in the third quarter of 2009 and first nine months of 2009, respectively, compared to the prior year periods.

Selling expenses generally vary with sales volume, and were relatively flat as a percent of net sales for the third quarter and first nine months of 2009 compared to the prior year periods. Occupancy costs are a significant portion of our SG&A costs and are generally fixed. We are evaluating several store locations with leases reaching renewal for potential renegotiations of option terms or possible closures.

Delivery and warehousing expenses included in SG&A were down in the third quarter and first nine months of 2009 as compared to the prior year periods. In response to the lower sales levels, we adjusted our routes in many of our markets and reduced total headcount, equipment and related delivery expenses. Delivery and warehousing expenses for the third quarter and first nine months of 2009 as a percent of net sales were down compared to the prior year periods by 107 basis points and 105 basis points, respectively, due to cost controls and efficiencies and lower fuel costs.

We have adjusted our advertising mix in 2009 with less focus on newspaper and more on direct mail. Our advertising and marketing expenses decreased by $2.7 million and $8.1 million for the three months and nine months ended September 30, 2009, respectively, compared to the prior year periods. We increased our advertising spending approximately $1.7 million in the third quarter over the second quarter of this year. We expect to increase spending slightly from the third quarter level for the traditional sales-event rich fourth quarter.

Our administrative costs were down $2.2 million and $6.9 million in the three and nine months ended September 30, 2009, respectively, as compared to the prior year periods. The decreases are due in large part to reductions in compensation offset by increased expense for our retirement plans.

Given that the portion of our third quarter 2009 SG&A costs which are mostly fixed in nature were approximately 36% of the quarter’s sales, we are encouraged by the opportunities for leveraging these expenses and generating future earnings should sales improve from current levels. Although we will continue looking for ways to contain spending and improve efficiencies, we do not anticipate achieving further significant fixed cost reductions as compared to the third quarter level. Variable type expenses making up the remainder of our third quarter SG&A costs were approximately 16% of sales, a rate we believe will continue as sales fluctuate.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue and it is more cost effective than outsourcing. We offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables; accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the third quarter and first nine months of 2009 were a no payments no interest for twelve months program and no interest offers requiring 18 or 24 monthly payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following summarizes credit service charge revenue, the financing vehicles used, accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Credit service charge revenue	$267	$468	$971	$1,530
Amount financed as a % of sales:
Havertys	6.0%	7.8%	6.0%	8.5%
Third-party	38.6%	34.9%	37.3%	36.7%
	44.6%	42.7%	43.3%	45.2%

	September 30,
	2009	2008
Accounts receivable	$16,565	$36,009
Allowance for doubtful accounts	1,100	1,700
Allowance as a % of accounts receivable	6.6%	4.7%

During January 2008, we ceased offering internally financed programs with payment terms greater than 12 months which had been a significant driver of our portfolio. Collections on our portfolio have continued and with the change in programs, accounts receivable have declined markedly. The dollar amount of the allowance is $0.6 million lower than the year ago balance due to the large reduction in total accounts receivable and a less than proportionate reduction of the total dollars in delinquent and problem categories.

Interest, net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and lease obligations and the amortization of the discount on the Company’s receivables which have no interest terms for greater than twelve months. The following table summarizes the components of interest expense (income), net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest expense on debt and lease obligations	$243	$517	$737	$1.747
Amortization of discount on accounts receivable	(5)	(167)	(56)	(1,260)
Other, including capitalized interest and interest income	(26)	(77)	(89)	(139)
	$212	$273	$592	$348

Interest expense on debt decreased in the third quarter and first nine months of 2009 as compared to the 2008 periods due to lower levels of average debt and lease obligations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

Our tax rate was (2.5)% and 35.9% for the nine months ended September 30, 2009 and 2008, respectively Our 2009 benefit was offset by a corresponding increase in our deferred tax valuation allowance. Our estimate in the third quarter of 2009 of potential tax loss available for carryback generated a $93,000 increase in our deferred tax valuation allowance. The remainder of the tax expense for 2009 is primarily for Texas state taxes, which are based on gross margin and not pre-tax income or loss.

Balance Sheet Changes for the Nine Months Ended September 30, 2009

Our balance sheet as of September 30, 2009, as compared to our balance sheet as of December 31, 2008, changed as follows:

•	increase in cash of $42.4 million;
•	decrease in gross accounts receivable of $11.5 million from the continued impact of our longer term credit offers being shifted to a third-party provider;
•	decrease in inventories of $15.6 million as we adjusted purchases for the weak sales demand;
•	decrease in property and equipment, net due to a sale-leaseback transaction involving $4.6 million of net assets;
•	decrease in accounts payable of $4.2 million due to a lower level of purchases in the third quarter of 2009 as compared to the fourth quarter of 2008; and
•	decrease in accrued liabilities of $1.6 million, primarily as liabilities for accrued payroll and commissions, related taxes,

benefits and non-equity incentive pay declined due to lower net sales, reduced head count and normal seasonality.

Liquidity and Capital Resources

During the first nine months of 2009, our principal sources of cash were $38.4 million derived from operations and $6.6 million from a sale-leaseback transaction for one of our stores.

Our cash flows provided by operating activities totaled $38.4 million in the first nine months of 2009 compared to $38.6 million provided by operations for the same period of 2008. This decrease was primarily the result of greater working capital reductions in 2009, which offset the larger net loss of $13.3 million in 2009 compared to the net loss of $2.8 million in 2008. For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows provided by investing activities totaled $4.8 million in the first nine months of 2009 versus a use of $7.9 million in the first nine months of 2008. This increase is primarily due to proceeds of $6.6 million from a sale-leaseback transaction and a reduction of $6.4 million in capital expenditures.

Our cash flows used in financing activities totaled $0.7 million in the first nine months of 2009 compared to $12.1 million for the same period of 2008. This decrease is primarily due to $6.0 million less in payments on long-term debt and lease obligations, $4.2 million less in dividend payments and $1.8 million less in treasury stock purchases.

Store Plans and Capital Expenditures

We closed our store in Hattiesburg, Mississippi and exited that market in the first quarter of 2009. Our plans to improve our position by moving from two older stores to one new location in the Little Rock, Arkansas market were completed in the second quarter.

The tremendous downturn in retail business has generated a number of available “empty boxes” and we are evaluating select locations. The potential new locations are all within our geographic footprint and include store relocations and new markets. We are also evaluating our existing locations. We have identified two stores which are reaching the end of their lease and we will close rather than renew. These stores in Albany, Georgia and Fredericksburg, Virginia will close during the first quarter of 2010. We do not expect to grow our retail square footage during 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our planned expenditures for 2009 are $3.6 million of which $2.2 million is for store improvements and $1.4 million for information technology. Our planned expenditures for 2010 are approximately $8.0 million to $14.0 million for potential new and relocated stores, distribution and information technology. Expenditures will depend on the number of new locations and the level of improvements they might require.

Financings

Our $60.0 million revolving credit facility (the “Credit Agreement”) is with two banks and terminates in December 2011. The Credit Agreement is secured by inventory, accounts receivable and cash, and should provide flexibility during this difficult economic cycle. The borrowing base at September 30, 2009 was $51.3 million. Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and also reduced $7.6 million for outstanding letters of credit at September 30, 2009, resulting in a net availability of $33.7 million. There were no borrowed amounts outstanding under the Credit Agreement at September 30, 2009.

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 5, 2009	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer