Form 10-K
period 2009-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2010-03-08
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number:                                           1-1445

HAVERTY FURNITURE COMPANIES, INC.

Maryland	58-0281900
(State of Incorporation)	(IRS Employer Identification Number)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)

(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange of which registered
Common Stock ($1.00 Par Value)	New York Stock Exchange, Inc.
Class A Common Stock ($1.00 Par Value)	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $174,515,615 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).

There were 17,534,348 shares of common stock and 3,892,532 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2010 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the year ended December 31, 2009

ITEM 1.                      BUSINESS

Unless otherwise indicated by the context, we use the terms “Havertys," "we," "our," or "us" when referring to the consolidated operations of Haverty Furniture Companies, Inc.

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition.

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

For example, forward-looking statements include expectations regarding:

•	sales or comparable store sales;
•	gross profit;
•	SG&A expenses; and
•	capital expenditures.

Overview

Havertys is a specialty retailer of residential furniture and accessories. Our founder, J.J Haverty began the business in 1885 in Atlanta, Georgia with one store and made deliveries using horse-drawn wagons. The Company grew to 18 stores and accessed additional capital for growth through its initial public offering in October 1929.

Havertys has grown to over 100 stores in 17 states in the Southern and Midwest regions. All of our stores are operated using the Havertys name and we do not franchise our stores. We provide our customers a wide selection of products and styles primarily in the middle to upper-middle price ranges. A majority of the furniture merchandise we carry bears the Havertys brand. We also offer nationally well-known bedding product lines of Sealy®, Serta® and Tempur-Pedic®.  We tailor our merchandise presentation to the needs and tastes of the local markets we serve with a product mix that is roughly 12% regionalized. This varietal mix allows us to offer more “coastal” or “western” or “urban” looks to the appropriate markets.

We have avoided utilizing lower quality, promotional price-driven merchandise favored by many national chains, which we believe would devalue the Havertys brand with the consumer.  As an added convenience to our customers, we offer financing through an internal revolving charge credit plan or by a third-party finance company.

Revenues

The following table sets forth the approximate percentage contributions by product and service to our gross revenues for the past three years:

	Year ended December 31,
	2009	2008	2007
Merchandise:
Living Room Furniture	48.4%	48.2%	48.1%
Bedroom Furniture	20.4	21.4	21.3
Dining Room Furniture	11.4	11.7	11.6
Bedding	10.1	9.4	10.1
Accessories and Other (1)	9.5	9.0	8.6
Credit Service Charges	0.2	0.3	0.3
	100.0%	100.0%	100.0%

(1)       Includes delivery charges and product protection.

Stores

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

As of December 31, 2009, we operated 121 stores serving 80 cities in 17 states. We have executed a program of remodeling and expanding showrooms and replacing older smaller stores in growth markets with new larger stores, closing certain locations and moving into new markets. Accordingly, the number of retail locations has increased by 18 since the end of 1999, but total square footage has increased approximately 25%.

The downturn in the retail sector has generated a number of available “empty boxes” and we are considering select locations within our geographic footprint.  We are also evaluating our existing stores for relocation or closure.  Two stores that reached the end of their lease were closed in early 2010.  We expect to reduce our retail square footage by 1% to 2% in 2010.

Internet

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

The first stage of our improved website went live in early October 2007 and featured enhanced shopping, consumer product reviews, credit application and delivery availability.  Our site now provides consumers with room planners, allows them to develop “wish lists,” place orders on-line and set delivery of their purchases.   Post-purchase features include “follow the truck” for deliveries and customer service opportunities.  Our website received approximately 6 million unique visitors during 2009, a 17% increase over 2008.

Suppliers

We have developed strong relationships with our suppliers and believe that we receive excellent pricing and service from our key vendors due to the volume and reliability of our purchase commitments.  We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest of which accounted for approximately 9% of our purchasing during 2009.   Wood products, or “case goods,” are generally imported from Asia, with less than 7% of our selected case goods at December 31, 2009 produced domestically.  Upholstered items are not as heavily imported, with the exception of our leather products.  Approximately 93% of our leather merchandise was imported from Mexico or Asia during 2009.

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

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of competitive price-oriented furniture store chains. We believe that our customer segment responds more cautiously to typical discount promotions and focuses on the product quality and customer service offered by a retailer. We believe our ability to make prompt delivery of orders through maintenance of inventory and to tailor merchandise to customers’ desires on a local market basis are significant competitive advantages. We also consider our experienced sales personnel and customer service as important factors in our competitive success.

Employees

As of December 31, 2009, we had approximately 3,000 employees: 2,310 in individual retail store operations, 150 in our corporate and credit operations, 40 in our customer-service call centers, and 500 in our warehouse and delivery points.   Our full-time headcount decreased by approximately 16% in 2009 compared to 2008.  These reductions were necessary to align staffing levels with the sales declines.  None of our employees are a party to any union contract.

Trademarks and Domain Names

We have registered our various logos, trademarks and service marks.   We believe that our trademark position is adequately protected in all markets in which we do business.   In addition, we have registered and maintain numerous internet domain names including “havertys.com.”  Collectively, the trademarks, service marks and domain names that we hold are of material importance to us.  We believe that our trade names are recognized by consumers and are associated with a high level of quality, value and service.

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

The products we sell are subject to federal regulatory standards including, but not limited to, those outlined in the Consumer Product Safety Improvement Act.  We have processes in place to ensure compliance with these standards and that these processes are adjusted as necessary for changes in the regulations.  We believe that the products we sell are in substantial compliance with the regulatory standards governing such products.

The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, the Federal Truth and Lending Act, Equal Credit Opportunity Act, Credit CARD Act, and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that we can charge and also impose other restrictions on consumer creditors, such as us, including restrictions on collection and enforcement. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid and to forego finance charges not yet paid under non-complying contracts. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collections laws.

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

Corporate Governance

We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of the code and additional information about our corporate governance guidelines are posted on our website.  Click on the “About Us” and then “Corporate Governance” buttons to find, among other things:

•	Corporate Governance Guidelines;
•	Charter of the Audit Committee;
•	Charter of the Compensation Committee; and
•	Charter of the Governance and Nominating Committee.

Any of these items are available in print free of charge to any stockholder who requests them. Requests should be sent to Corporate Secretary, Haverty Furniture Companies, Inc., 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia  30342.

ITEM 1A. RISK FACTORS

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. “Business”. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), and the consolidated financial statements and related notes in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

We routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. Below, we describe certain important operational and strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

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

During 2009, approximately 71% of our furniture purchases, on a dollar basis were for goods not produced domestically. All of these purchases were denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such price increases, if they occur, could have one or more of the following impacts:

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

Our overseas vendors may not supply goods that meet our quality specifications or are in conformity with the regulations set forth in the Consumer Product Safety Improvements Act or other federal regulations.  If suppliers do not provide a general conformity certificate then U.S. Customs may turn the goods away at the port. We may reject product that does not meet our specifications.  Accordingly, we may be forced to find alternative sourcing arrangements at a higher cost or to discontinue the product.

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

Our success depends on hiring and retaining quality managers and sales associates to maintain consistency in the high level of customer service in our stores. Also, our sales associates are compensated under a commission structure which historically fosters a high rate of turnover.  We are also dependent on the employees who staff our distribution centers, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as unemployment levels, minimum wage legislation and wage inflation. Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future.

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

Our ability to operate our business from day to day, in particular our ability to manage our point-of-sale, credit operations and distribution system, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to communicate customer information, provide real-time inventory information, manage our credit portfolio and to handle all facets of our distribution system from receiving of goods in the DCs to delivery to our customers’ homes. These systems and our operations are vulnerable to damage or interruption from:

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

We accept electronic payment cards for payment in our stores. During 2009, approximately 50% of our sales were attributable to credit card transactions, and credit card usage could continue to increase.

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

Significant differences between actual results and estimates of the amount of future funding for our pension plans and significant changes in funding assumptions or significant increases in funding obligations due to regulatory changes could adversely affect our financial results.

We have a funded non-contributory defined benefit pension plan that covers most of our employees.  We also have an unfunded non-qualified, non-contributory supplemental executive retirement plan (SERP).  The Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code govern the funding obligations for our pension plans.  Our defined benefit plan was frozen as of December 31, 2006 for substantially all participants. For 2007 and beyond, Havertys employees may participate in our enhanced defined contribution plan.

As of December 31, 2009, our projected benefit obligations under our retirement plans exceeded the fair value of plan assets by an aggregate of approximately $14.4 million ($9.6 million of which was attributable to the defined pension plan and $4.8 million of which was attributable to the SERP). Estimates for the amount and timing of the future funding obligations of these plans are based on various assumptions. These assumptions include the discount rates and expected long-term rate of return on plan assets. These assumptions are subject to change based on interest rates on high quality bonds, and stock and bond market returns.  Significant differences in results or significant changes in assumptions may materially affect our retirement plan obligations and related future contributions and expense.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

Stores
Our retail store space at December 31, 2009 totaled approximately 4,278,000 square feet for 121 stores compared to 4,292,000 square feet for 122 stores at December 31, 2008.  The following table sets forth the number of stores we operated at December 31, 2009 by state for our 121 locations:

State	Number of Stores	State	Number of Stores
Florida	28	Kentucky	4
Texas	21	Maryland	3
Georgia	16	Arkansas	2
Virginia	9	Mississippi	1
North Carolina	8	Ohio	2
Alabama	7	Indiana	1
South Carolina	7	Kansas	1
Tennessee	6	Missouri	1
Louisiana	4

The 41 retail locations which we owned at December 31, 2009, had a net book value of land and buildings of $95.7 million.  Additionally, we have three leased locations with a net book value of $6.2 million which, due to financial accounting rules, are included in our financial statements.  The remaining 77 locations are leased by us with various termination dates through 2025 plus renewal options.

Distribution Facilities
We lease or own regional distribution facilities in the following locations:

Location	Owned or Leased	Approximate Square Footage
Braselton, Georgia	Leased	808,000
Coppell, Texas	Owned	238,000
Lakeland, Florida	Owned	226,000
Colonial Heights, Virginia	Owned	129,000
Fairfield, Ohio	Leased	50,000
Jackson, Mississippi	Leased	26,000

We also use five smaller leased cross-dock facilities, one of which is attached to a retail location.

Corporate Facilities
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

ITEM 3.            LEGAL  PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our properties is the subject.

ITEM 4.           RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company’s common stock and Class A common stock are traded on the New York Stock Exchange under the trading symbols “HVT” and “HVTA”.  Information regarding the high and low sales prices per share of both classes of common stock in 2009 and 2008 is included in Note 16, “Market Prices and Dividend Information,” to the Company’s Consolidated Financial Statements.

Stockholders
The number of stockholders was approximately 2,850 for our common stock and 250 for our Class A common stock as of December 31 2009.

Dividends
The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered.  We had paid a quarterly cash dividend since 1935 but given the general economic decline, the board suspended the dividend in the fourth quarter of 2008.  The board approved a dividend in the fourth quarter of 2009.  Information regarding the payments of dividends for 2009 and 2008 is included in Note 16, “Market Prices and Dividend Information,” to our Consolidated Financial Statements

Equity Compensation Plans
 Information concerning the Company’s equity compensation plans is set forth in Item 11 of Part II of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2004 and ended December 31, 2009.  The graph assumes an initial investment of $100 on January 1, 2004 and reinvestment of dividends.

	2004	2005	2006	2007	2008	2009

HVT	$100.0	$70.98	$83.06	$51.70	$54.69	$80.65
HVT-A	$100.0	$74.55	$88.36	$54.67	$59.57	$85.14
S&P 600 Index – Total Return	$100.0	$107.68	$123.96	$123.59	$85.19	$106.98
SIC Codes 5700-5799	$100.0	$117.92	$117.70	$108.88	$60.61	$89.75

We are also presenting a ten-year performance graph comparing the yearly percentage change in the cumulative total stockholder return on Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700-5799) and the S&P Smallcap 600 Index for the period of ten years commencing December 31, 1999, and ended December 31, 2009.  The graph assumes an initial investment of $100 on January 1, 1999 and reinvestment of dividends.

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

HVT	$100.00	$79.66	$135.55	$115.50	$167.55	$158.15	$112.26	$131.37	$81.77	$86.50	$127.55
HVT-A	$100.00	$75.59	$131.08	$113.87	$164.95	$145.50	$108.47	$128.56	$79.55	$86.67	$123.87
S&P 600 Index Total Return	$100.00	$118.80	$119.11	$101.68	$141.13	$173.09	$186.39	$214.56	$213.92	$147.46	$185.17
SIC Codes 5700-5799	$100.00	$56.64	$68.40	$43.82	$67.92	$70.76	$83.44	$83.28	$77.04	$42.88	$63.50

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the Consolidated Financial Statements and Notes thereto included in Item 8 below.

	Year ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Net sales	$588,264	$691,079	$784,613	$859,101	$827,658
Gross profit	305,498	357,089	389,750	426,155	395,567
Percent of net sales	51.9%	51.7%	49.7%	49.6%	47.8%
Selling, general and administrative expenses	310,523	364,080	391,105	404,518	377,435
Percent of net sales	52.8%	52.7%	49.8%	47.1%	45.6%
(Loss) income before income taxes	(5,408)	(6,532)	1,944	25,624	23,554
Net (loss) income1	(4,179)	(12,101)	1,758	16,000	15,054
Basic net (loss) earnings per share
Common Stock	$(0.20)	$(0.57)	$0.08	$0.72	$0.67
Class A	$(0.19)	$(0.55)	$0.07	$0.67	$0.63
Diluted net (loss) earnings per share
Common Stock	$(0.20)	$(0.57)	$0.08	$0.70	$0.66
Class A	$(0.19)	$(0.55)	$0.07	$0.67	$0.63
Cash dividends:	$473	$4,246	$5,979	$6,014	$5,678
Amount per share:
Common Stock	$0.0225	$0.2025	$0.270	$0.270	$0.255
Class A	$0.0200	$0.1875	$0.250	$0.250	$0.235
Accounts receivable, net	$16,143	$26,383	$66,751	$78,970	$91,110
Credit service charges	1,210	1,974	2,450	2,823	3,506
Provision for doubtful accounts	978	1,654	1,328	656	1,011
Inventories	$93,301	$103,743	$102,452	$124,764	$107,631
Capital expenditures	$3,259	$9,544	$13,830	$23,640	$35,007
Depreciation/amortization expense	19,346	21,603	22,416	21,663	21,035
Property and equipment, net	176,363	197,423	209,912	221,245	217,391
Total assets	$360,933	$363,393	$421,937	$469,754	$463,052
Long-term debt, including current portion	$7,183	$7,494	$28,684	$37,849	$44,161
Total debt	7,183	7,494	28,684	50,449	48,461
Interest expense (income), net	805	390	(1,307)	(363)	1,362
Accounts receivable, net to debt	224.7%	352.1%	232.7%	156.6%	188.0%
Debt to total capital	2.9%	3.0%	9.3%	14.7%	14.8%
Stockholders’ equity	$244,557	$244,968	$278,845	$291,923	$279,270
Shares outstanding (in thousands):
Common	17,519	17,291	17,308	18,473	18,133
Class A	3,908	4,032	4,136	4,202	4,306
Total shares	21,427	21,323	21,444	22,675	22,439
Other Supplemental Data:
Employees	3,000	3,600	4,200	4,500	4,400
Retail sq. ft. (in thousands)	4,278	4,292	4,324	4,208	4,144
Number of retail locations	121	122	123	120	118
Annual net sales per weighted average sq. ft.	$139	$160	$186	$206	$202

(1)
During the fourth quarter of 2008 we recorded an $8.2 million charge to income tax expense to record a valuation allowance on certain of our deferred tax assets.  For additional information see page 20 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We focus on several key metrics in managing and evaluating our operating performance and financial condition including the following:  comparable store sales, sales per square foot, gross profit, operating costs as a percentage of sales, cash flow, total debt to total capital, and earnings (loss) per share.

Our sales are generated by customer purchases of home furnishings in our retail stores or via our website and recorded as revenue when delivered to the customer.  There is typically a two-week lag between a customer placing an order and their ability to arrange their schedule for delivery.  Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores by comparing the growth in sales for these stores for a particular period over the corresponding period in the prior year.  Stores are considered non-comparable if open for less than 12 full calendar months or if the selling square footage has been changed significantly during the past 12 full calendar months.  Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales, as are periods when stores are closed or being remodeled. As a retailer, comp-store sales is an indicator of relative customer spending and store performance.

Our cost of sales consist primarily of the purchase price of the merchandise together with inbound freight, handling within our distribution centers and transportation costs to the local markets we serve.  Our gross profit is primarily dependent upon vendor pricing, the mix of products sold and promotional pricing activity.  Many retailers have used the lower costs from overseas production to support their heavy promotional pricing.  Our approach has been to offer products with greater value at our established middle to upper-middle price points. Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as is a portion of our warehousing expenses.  Accordingly, our gross profit may not be comparable to those entities that include these expenses in cost of goods sold.

The longer lead times required for deliveries from overseas factories and the production of merchandise exclusively for Havertys makes it imperative for us to have both warehousing capabilities and effective supply chain control.  Our Eastern Distribution Center has sufficient capacity to store imported goods and flow product from our domestic upholstery suppliers.  Our distribution facilities are currently under utilized due to the severe recession in retail home furniture sales.  We believe our infrastructure could service $1 billion in sales.  During 2008 and 2009 we made significant reductions in our warehouse and distribution workforce in response to the lower sales levels.   Product flow from overseas manufacturers is currently particularly challenging.  Our merchandising and advertising teams provide input to the ordering process such that we currently have overall inventory levels within an appropriate range and have reduced the amount of written sales awaiting product for delivery.  Advancements in the availability of real-time information allow our supply chain team to more closely follow our import orders from the manufacturing plant through each stage of transit.  Using this tool we can more accurately set customer delivery dates prior to receipt of product.

Cash flows continued to be strong during 2009 as we reduced costs and managed our inventories and generated a $40.8 million increase in cash.  Our total debt to total capital was 2.9% at December 31, 2009.

Operating Results

The following table sets forth for the periods indicated selected statement of operations data, expressed as a percentage of net sales:

	Percentage of Net Sales
	2009	2008	2007
Net Sales	100.0%	100.0%	100.0%
Cost of sales	48.1	48.3	50.3
Gross profit	51.9	51.7	49.7
Credit service charges	0.2	0.3	0.3
Selling, general and administrative expenses	52.8	52.7	49.9
Provision for doubtful accounts	0.2	0.2	0.2
(Loss) income before income taxes	(0.9)	(0.9)	0.3
Net (loss) income	(0.7)	(1.8)	0.2

Net Sales

Total sales declined $102.8 million or 14.9% in 2009 and $93.5 million or 11.9% in 2008, respectively.  Comparable store sales declined 14.2% or $94.6 million in 2009 and 14.3% or $109.5 million in 2008.  The remaining $8.2 million and $16.0 million of the changes in 2009 and 2008, respectively, were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2009			2008			2007
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$144.2	(22.1)%	(22.9)%	$185.2	(3.1)%	(6.3)%	$191.1	(8.6)%	(10.4)%
Q2	129.7	(23.0)	(22.6)	168.4	(10.0)	(12.7)	187.1	(11.3)	(12.7)
Q3	151.9	(13.5)	(11.9)	175.6	(12.5)	(14.9)	200.6	(10.0)	(11.6)
Q4	162.4	0.4	2.0	161.9	(21.3)	(22.6)	205.8	(4.7)	(7.7)
Year	$588.3	(14.9)%	(14.2)%	$691.1	(11.9)%	(14.3)%	$784.6	(8.7)%	(10.6)%

Sales in 2007 declined as consumers reined in their spending and postponed non-essential purchases.  There was an increased concentration of sales volume around traditional sales events as consumers believed the best pricing and credit offers were available during these periods.  There was significant pressure in our industry as home sales slowed, home prices declined and credit standards tightened.

Sales in 2008 mirrored retail sales in the home furnishings industry which were worse than the general economic downturn, with the declines accelerating in the fourth quarter.  During the first half of the year we promoted a longer-term no interest financing offer through a third-party and special pricing on select merchandise to help stimulate sales.  We remained competitive but not overly aggressive with our general merchandise pricing as we did not believe such stimulus would be sufficiently accretive to earnings.

Sales in 2009 continued to fall as housing sales, one driver of furniture purchases, remained at historically low levels.  Home values have declined and lending has tightened such that consumers have less access to funding for large discretionary purchases.  We continued to promote longer term no interest financing but for somewhat shorter periods than last year.  We highlighted more of our price point sensitive items within our merchandise line-up and showcased their value to appeal to the more cost conscious consumer.

2010 Outlook
There are no current indications that the very difficult macro environment is improving in the near term.  We expect to gain share as weak competitors exit the markets we serve.  Our total sales for 2010 and comparable store sales are expected to be positive given the severity of the declines in 2009, but we believe total sales will still be below our 2008 levels.

Gross Profit

Year-to-Year Comparisons
Gross profit as a percentage of net sales was relatively flat in 2009 compared to 2008.  Strengthened inventory management reduced the impact of close-out and damaged merchandise by approximately $2.5 million in 2009 compared to 2008.  There was modest deflation and inventory levels declined in 2009.  The impact of the change to our LIFO reserve was approximately a $1.1 million benefit in 2009 compared to a $1.0 million expense in 2008.  These changes, along with improvements generated by new products helped offset much of the impact from promotional pricing discounts on our gross profit.

Gross profit improved approximately 200 basis points in 2008 compared to 2007.  Reductions in markdowns and our cessation of in-house free financing for terms greater than one year were the primary contributors to the improvement.  We maintained our pricing discipline and strengthened our product sourcing which also aided our results.

2010 Outlook
We do not expect to implement heavy price promotions to stimulate sales.  Our strategy is to generally use promotional pricing selectively during traditional holiday and other sales events or to highlight specific products or categories. We expect that gross margins for 2010 will return to our 2008 levels.  We anticipate increasing freight costs and labor rates for our suppliers will generate pressure on product costs which may be difficult to initially recover in our retail pricing.

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

Year-to-Year Comparisons
Our SG&A costs decreased $53.6 million for 2009 compared to 2008, a decrease of 14.7%, which mirrors the reduction in sales volume of 14.9% in 2009.  Total SG&A costs, as a percentage of net sales were 52.8% for 2009 as compared to 52.7% in 2008 and 49.9% in 2007.

Selling expenses generally vary with sales volume.  The cost of our third-party financing offers will vary based on usage and the types of credit programs we offer and those selected by our customers.  These costs were relatively flat as a percentage of net sales in 2009 compared to 2008.  During 2008, we offered more promotional credit programs in the first half of the year and the usage of third-party financing by our customers increased over 2007.  This resulted in increased costs related to these programs of approximately 24 basis points of sales in 2008.

Occupancy costs in 2009 decreased $4.8 million from 2008.  Reductions in utilities, depreciation and facility closing costs were partially offset by increases in store rents.  Occupancy expenses increased $0.9 million in 2008 over 2007 due primarily to higher rents for two new and two relocated stores.

Warehouse expenses in 2009 were $7.3 million lower than in 2008 as sales continued to decline and personnel costs were reduced.  Warehouse expenses decreased $4.8 million in 2008 compared to 2007 as wages and labor costs were reduced to more closely reflect business conditions.

Delivery costs decreased in 2009 by approximately $8.8 million from 2008 levels reflecting the further reductions made in our delivery teams as our business weakened.  Delivery costs decreased in 2008 relative to 2007 by approximately $2.3 million primarily due to reductions in compensation related to lower sales volumes offset by the increase in fuel prices.

Total advertising and marketing costs as a percentage of sales were 6.6% for 2009, 7.0% for 2008 and 7.4% for 2007.  Our spending decreased $9.5 million in 2009 from 2008.  We adjusted our advertising mix in 2009 with less focus on newspaper and more on direct mail and our television advertising is being shown more frequently during shorter cycles of time for greater impact. Our spending decreased $9.7 million in 2008 over 2007 without significant changes in our media mix.  We continue to focus on television branding messages, targeted mail and electronic advertising.  These approaches are a continuation of the “HAVE” brand building campaign begun in late 2006.

Administrative costs decreased $9.0 million or 11.1% for 2009 over 2008 due primarily to reductions in staffing levels and related compensation costs partially offset by increased pension costs. Administrative costs for 2008 declined $3.9 million or 4.6% from 2007 amounts due to reductions in compensation and general insurance costs.

2010 Outlook
We expect that SG&A expenses will be lower for 2010 compared to 2009 as a percentage of net sales as we leverage our fixed costs.  Although we are always looking for ways to contain spending and improve efficiencies, we believe our fixed cost reductions are significantly complete.

We believe that we have good controls over our spending and that 2010 sales levels of approximately $150 to $152 million per quarter at a 51.5% gross margin are needed to cover our expected fixed and variable operating costs.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The following highlights the changes in credit service charge revenue, credit promotions, related accounts receivable and allowance for doubtful accounts (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Credit Service Charges	$1,210	$1,974	$2,450
Amount Financed as a % of Sales:
Havertys	6.2%	8.1%	15.4%
Third Party	37.0	36.3	31.2
	43.2%	44.4%	46.6%

% Financed by Havertys:
No Interest for 12 Months	64.6%	62.2%	18.8%
No Interest for > 12 Months	—	5.0	59.6
No Interest for < 12 Months	4.9	10.3	8.1
Other	30.5	22.5	13.5
	100.0%	100.0%	100.0%

Accounts receivable	$17,143	$28,083	$68,901
Allowance for doubtful accounts	$1,000	$1,700	$2,150
Allowance as a % of accounts receivable	5.8%	6.1%	3.1%

Our credit service charge revenue has continued to decline as our receivables portfolio is reduced and customers choose credit promotions with no interest features.

The in-house financing program most frequently chosen by our customers carries no interest for 12 months, or longer periods if offered, and requires equal monthly payments.  These programs generate very minor credit revenue, but incur lower bad debts relative to our deferred payment in-house credit programs.  In addition, we offer our customers different credit promotions through a third-party credit provider.  Sales financed by this provider are not Havertys’ receivables, and accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys.  The most popular programs offered through the third-party provider for 2009 were no interest offers requiring 18 to 24 monthly payments and a no payment program for 12 months.  The deferred payment offer has an interest accrual that is waived if the entire balance is paid in full by the end of the deferral period.

The allowance as a percent of total accounts receivable decreased in 2009 as we experienced improvement in the delinquency and problem category percentages.  The dollar amount of the allowance is lower compared to 2008 due to the reduction in total accounts receivable.

Interest Expense, Net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have no interest terms for greater than 12 months.  The following table summarizes the components of interest expense (income), net (in thousands):

	Year Ended December 31,
	2009	2008	2007

Interest on debt	$973	$1,997	$3,456
Amortization of discount on accounts receivable	(56)	(1,351)	(4,340)
Other, including capitalized interest and interest income	(112)	(256)	(423)
	$805	$390	$(1,307)

Interest expense on debt decreased in 2009 and 2008 as average debt decreased and the effective interest rate was relatively unchanged.

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

The amount of amortization is decreasing as we ceased these promotions at the beginning of 2008.

Provision for Income Taxes

Our effective tax rate was 22.7%, (85.3)% and  9.6% for 2009, 2008 and 2007, respectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of our income tax expense to the Federal income tax rate.

Our 2009 rate included the impact of the changes in Federal tax laws enacted in the fourth quarter of 2009 related to the treatment of net operating loss carrybacks and the amending of prior years’ tax returns.  These changes resulted in a reduction of current tax expense of approximately $671,000 for additional refunds and a related increase in deferred tax expense of $495,000 for the decrease in alternative minimum tax credit carryforwards.  The 2009 rate also includes the unfavorable impact of $700,000 for the increase in our deferred tax valuation allowance.

Our 2008 rate included the unfavorable impact of $8.2 million related to our deferred tax asset valuation allowance.  During the fourth quarter of 2008 we increased the valuation allowance $14.7 million.  We charged $8.2 million to tax expense and the portion of the increase related to our pension plan of $6.5 million was charged to accumulated other comprehensive loss.  Although this valuation allowance reduces the amount of the net deferred tax assets on the balance sheet, we will be able to utilize these assets to reduce tax expense in future profitable periods.  The tax rate was also positively impacted by $276,000 related to changes in the reserve for uncertain tax positions.

Our 2007 rate included:  a $342,000 adjustment related to basis differences for property and equipment, a reduction of expense of $308,000 related to changes in the reserve for uncertain tax positions, and recognition of $100,000 of Federal tax telecom credits.

Liquidity and Cash Flow Review

Liquidity and Capital Resources
Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities.  We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, working capital requirements, scheduled debt payments, benefit plan contributions, income tax obligations and stock repurchases for the foreseeable future.

Our $60 million revolving credit facility (the “Credit Agreement”) is with two banks and terminates in December 2011.  The Credit Agreement is secured by our inventory, accounts receivable and cash, and should provide more flexibility during this difficult economic cycle.  There were no amounts outstanding under the Credit Agreement at December 31, 2009.  We had letters of credit in the amount of $7.6 million outstanding at December 31, 2009 and these amounts are considered part of the Credit Agreement’s usage.  Our net availability was $40.7 million at December 31, 2009.  See Note 5 in the Notes to Consolidated Financial Statements included herein under Item 8, “Financial Statements and Supplementary Data”.

During 2009, we continued to use our available cash flow to keep borrowings under the Credit Agreement to a minimum.  We had no funded debt outstanding at December 31, 2009 and our long-term debt-to-total capital ratio was 2.9%.

Summary of Cash Activities
2009
Our principal source of cash consisted of $38.5 million derived from operations and $6.6 million in proceeds from a sale-leaseback transaction.  Our primary use of cash was for capital expenditures totaling $3.3 million.

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

Operating Activities
2009 versus 2008
Our net cash derived from operating activities decreased $2.2 million in 2009 to $38.5 million.   This change was the result of a $2.8 million change in our operating assets and liabilities, a deferred tax benefit of $2.2 million in 2009 compared to a $9.1 million expense in 2008 and a $7.9 million decrease in our net loss.  For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

2008 versus 2007
Our net cash derived from operating activities increased $1.6 million in 2008 to $40.7 million.   This increase was the result of favorable changes in our working capital, a deferred tax expense of $9.1 million in 2008 compared to a $6.1 million benefit in 2007 and a $13.9 million decrease in our net income. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities
2009 versus 2008
Our net cash provided by investing activities increased $12.2 million in 2009 to $3.4 million.  We generated proceeds of $6.6 million from a sale-leaseback transaction.  Our capital asset investments were lower with capital expenditures of $3.3 million compared to $9.5 million in 2008. For a summary of our capital asset investments for the years ended December 31, 2009 and 2008, refer to our Store Expansion and Capital Expenditures discussion below.

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

Financing Activities
2009 versus 2008
Our net cash used in financing activities decreased $27.2 million in 2009 to $1.2 million from $28.4 million in 2008.  We decreased our long-term debt and lease obligations by $0.3 million during 2009 compared to $21.2 million in 2008. During 2009, we paid dividends of $0.5 million compared to $4.2 million in 2008.

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

Financial Position
Assets
2009 versus 2008
Accounts receivable decreased $10.9 million, or 39.0%, to $17.1 million at December 31, 2009.  This decrease is the result of our continued emphasis on the use of a third-party finance company for customer receivables, particularly for those credit programs exceeding 12 months. Inventory decreased $10.4 million, or 10.0%, to $93.3 million at December 31, 2009.  We reduced our inventory in response to our lower sales levels.

Liabilities and Stockholders’ Equity
2009 versus 2008
Accounts payable decreased $3.6 million at December 31, 2009.  We reduced our purchases as business slowed resulting in lower balances owed to merchandise vendors.  Customer deposits increased $1.2 million at December 31, 2009 as our written business was greater in December 2009 compared to December 2008.  Accrued liabilities increased $1.2 million primarily due to accruals for sales taxes and facilities closing costs increasing $1.0 million in 2009 compared to 2008.

Off-Balance Sheet Arrangements

We do not generally enter into off-balance sheet arrangements.  We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements at December 31, 2009.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2009 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$10,242	$818	$1,755	$1,776	$5,893
Operating leases	259,766	31,340	57,000	48,226	123,200
Other liabilities	987	358	629	—	—
Purchase obligations	60,031	60,031	—	—	—
Total contractual obligations	$331,026	$92,547	$59,384	$50,002	$129,093

(1)	These amounts are for our lease obligations, including interest amounts. For additional information about our leases, refer to Note 8 of the Notes to the Consolidated Financial Statements.

Store Expansion and Capital Expenditures

We have entered several new markets and made continued improvements and relocations of our store base.  The following outlines the change in our selling square footage for the three years ended December 31 (square footage in thousands):

	2009		2008		2007
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	1	31	4	119	6	198
Closed	2	45	5	151	3	82
Year end balances	121	4,278	122	4,292	123	4,324

Net selling space in 2009 decreased modestly by approximately 14,000 square feet.  The following table summarizes our store activity in 2009.

Location	Month Opened	Month Closed	Category
Hattiesburg, Mississippi	—	March	Store Closure
Little Rock, Arkansas	May	—	Relocation
Little Rock, Arkansas	—	May	Relocation

Our plans for 2010 include opening a store in a new market, store relocations and closing two or more additional stores during 2010.  These changes should decrease net selling space in 2010 by approximately 1% to 2% assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2009, 2008 and 2007 and planned outlays for 2010 are categorized in the table below.  Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2010	2009	2008	2007
Stores:
New stores	$6,000	$300	$1,600	$7,500
Remodels/Expansions	2,200	—	4,400	—
Other Improvements	2,300	1,400	900	2,000
Total stores	10,500	1,700	6,900	9,500
Distribution	300	100	700	1,100
Information Technology	4,400	1,500	1,900	3,200
Total	$15,200	$3,300	$9,500	$13,800

Cash balances, funds from operations, proceeds from sales of properties and use of our Credit Agreement are expected to be adequate to finance our 2010 capital expenditures.

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

For the years ended December 31, 2009, 2008 and 2007, we recorded provisions for bad debts of $1.0 million, $1.7 million and $1.3 million, respectively.  As of December 31, 2009 and 2008, our gross receivables of $17.1 million and $28.1 million, had reserves of $1.0 million and $1.7 million, respectively.  Our allowance for doubtful accounts as a percentage of the receivables pool is lower in 2009 due to improvement in the delinquency and problem category percentages.  While our customer base is large and geographically dispersed, the economic conditions affecting our target customers could result in higher than expected defaults, and therefore the need to revise estimates for bad debts.  A one-percentage-point increase in the delinquency rate assumption would impact 2009 expense by approximately $40,000, a 4.1% change.  We believe that the allowance for doubtful accounts as of December 31, 2009 is reasonable in light of portfolio balance, portfolio quality, historical charge-offs and reasonable charge-off forecasts.

Impairment of Long-Lived Assets and Facility Closing Costs.  We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We evaluate long-lived assets for impairment at the individual property or store level, which is the lowest level at which individual cash flows can be identified. For stores with two consecutive years of negative net contribution, we perform an impairment analysis. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared.  The impairment loss calculation compares the carrying amount of the asset to the store’s assets’ estimated fair value, which is determined on the basis of market value for similar assets or future cash flows (discounted and with interest charges).  If required, an impairment loss is recorded for the difference in the asset’s carrying value and the asset’s estimated fair value.

We account for closed store and warehouse lease termination costs in the period we close a store or warehouse, by recording as an obligation the present value of estimated costs that will not be recovered.  These costs include any estimated loss on the sale of the land and buildings, the book value of any abandoned leasehold improvements and amounts for future lease payments, less any estimated sublease income.  At December 31, 2009 and 2008, our reserve for facility closing costs approximated $843,000 and $1,647,000, respectively.  In the future, these costs could increase or decrease based upon general economic conditions in specific markets including the impact of new competition, the fair market value of owned properties, our ability to sublease facilities and the accuracy of our related estimates.

Leases.  Many of our stores and distribution centers are operated from leased facilities under operating lease agreements.  The substantial majority of these leases contain predetermined fixed escalations of the minimum rentals during the term of the lease.  For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties.  We record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent.  The liability for deferred escalating minimum rent is included as a component of other long-term liabilities and approximated $11,674,000 and $11,057,000 at December 31, 2009 and 2008, respectively.   In connection with leases for which there are significant construction activities other than normal leasehold improvements, we analyze these transactions to determine if we meet the accounting criteria for being deemed the owner of the building.

Pension and Retirement benefits.  Pension and other retirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases and mortality rates.  The actuarial assumptions used in our pension and retirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and retirement benefit obligations.  While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results.  A one-percentage-point change in the discount rate would impact the 2009 expense for the defined benefit pension plan by approximately $540,000, a 35% change.  A one-percentage-point change in the expected return on plan assets would impact the 2009 expense for the defined benefit pension plan by approximately $480,000, a 31% change.  In addition, see Note 10 to the Notes to Consolidated Financial Statements for a discussion of these assumptions.

Self-Insurance.  We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims.  Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component.  The resulting estimate is discounted and recorded as a liability.  Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that our methodology and assumptions are appropriate.  A one-percentage-point change in the actuarial assumption for the discount rate would impact 2009 expense for insurance by approximately $85,000, a 1.9% change.

Valuation Allowance of Deferred Tax Assets. We must assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  Due to the losses in the fourth quarter of 2008, and considering projections for 2009 we expected to be in a cumulative loss position in 2009.  We recorded a $14.7 million increase to a valuation allowance against substantially all of our net deferred tax assets during the fourth quarter of 2008.

We evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted.  During 2009, we increased our valuation allowance by $682,000. While our recent performance and long-term financial outlook remains positive, based on the weight of the negative evidence, a valuation allowance is necessary at December 31, 2009.

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

Not Applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act.  During the fourth quarter of 2009, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2009.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2009.  Ernst & Young, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report included under Item 8 of this Annual Report.

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
March 5, 2010

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders of
Haverty Furniture Companies, Inc.

We have audited Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Haverty Furniture Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Haverty Furniture Companies, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP
Atlanta, Georgia
March 5, 2010

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is in our proxy statement for the annual meeting of our stockholders to be held on May 10, 2010 (our “2010 Proxy Statement”).  The information is under the headings “Nominees for Election by Holders of Class A Common Stock” and “Nominees for Election by Holders of Common Stock” and is incorporated into this report by reference.

The following table sets forth certain information as of March 1, 2010, regarding our executive officers:

Name	Age	Position with the Company

Clarence H. Smith	59	President and Chief Executive Officer Director President Chief Operating Officer Vice President, Stores Joined the Company	2003 – Present 1989 - Present 2002 –2003 2000 – 2002 1996 – 2000 1973

Steven G. Burdette	48	Executive Vice President, Stores Senior Vice President, Operations Vice President, Operations Vice President, Merchandising Joined the Company	2008 – Present 2003-2008 2002-2003 1994 – 2002 1983

J. Edward Clary	49	Senior Vice President, Distribution and Chief Information Officer Chief Information Officer Vice President, Management Information Services Joined the Company	2008 – Present 2000-2008 1994 – 2000 1990

Thomas P. Curran	57	Senior Vice President, Marketing Vice President, Advertising Assistant Vice President, Advertising Joined the Company	2005 – Present 1987 – 2005 1985 – 1987 1982

Allan J. DeNiro	56	Chief People Officer Vice President, Human Resources Joined the Company	2005 – Present 2004-2005 2004

Dennis L. Fink	58	Executive Vice President, Chief Financial Officer Senior Vice President, Chief Financial Officer Joined the Company	1996 – Present 1993 – 1996 1993

Richard D. Gallagher	48	Senior Vice President, Merchandising Vice President, Merchandising Assistant Vice President, Stores Joined the Company	2009 – Present 2005 – 2009 2004 – 2005 1988

Name	Age	Position with the Company

Rawson Haverty, Jr.	53	Senior Vice President, Real Estate and Development Director Vice President, Real Estate and Insurance Joined the Company	1998 – Present 1992 - Present 1992 – 1998 1984

Jenny Hill Parker	51	Vice President, Secretary and Treasurer Joined the Company	1998 – Present 1994

Janet E. Taylor	48	Vice President, General Counsel Vice President, Law Partner at King & Spalding	2006 – Present 2005 – 2006 2000 – 2005

These officers are elected or appointed annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time. Rawson Haverty, Jr. and Clarence H. Smith are first cousins.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our stock, and their affiliates who are required to comply with such reporting requirements, is in our 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated into this report by reference.

Our 2010 Proxy Statement has information about the Audit Committee and the Audit Committee Financial Expert under the heading “Board Committees and Related Matters – Audit Committees,” and is incorporated into this report by reference.

We have adopted a Code of Business Conduct and Ethics (the “Code”) for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The Code is available on our website at www.havertys.com.  In the event we amend or waive any provisions of the Code applicable to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the same by filing a Form 8-K.  The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our 2010 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2010 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Information regarding Beneficial Ownership of Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

For purposes of determining the aggregate market value of our common stock and Class A common stock held by non-affiliates, shares held by all directors and executive officers have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” as defined under the Securities Exchange Act of 1934.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2010 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Transactions and Relationships” and “Corporate Governance – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Fees and Related Matters” in our 2010 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2009 and 2008
Consolidated Statements of Operations – Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007
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

+10.2
1998 Stock Option Plan, effective as of December 18, 1997 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-53215); Amendment No. 1 to our 1998 Stock Option Plan effective as of July 27, 2001 (Exhibit 10.2 to our Registration Statement on Form S-8, File No. 333-66012).

+10.3	2004 Long-Term Incentive Compensation Plan effective as of May 10, 2004 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 333-120352).
+10.4	Directors’ Compensation Plan, effective as of May 16, 2006 (Exhibit 10.8 to our 2006 Second Quarter Form 10-Q).
+10.5	Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009.
+10.6
Form of Agreement dated January 27, 2009 Regarding Change in Control with the following Named Executive Officers:  Clarence H. Ridley, Dennis L. Fink, Clarence H. Smith and M. Tony Wilkerson (Exhibit 10.3 to our Current Report on Form 8-K dated February 2, 2009).

+10.7	Form of Agreement dated January 27, 2009, Regarding Change in Control with the following employee director: Rawson Haverty, Jr. (Exhibit 10.4 to our Current Report on Form 8-K dated February 2, 2009).
+10.8	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).
10.9
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

10.10	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.11	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
+10.12	Form of Restricted Stock Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2004).

Exhibit No.	Exhibit
+10.13
Form of Stock-Settled Appreciation Rights Award Notice and Form of Performance Accelerated Restricted Stock Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated February 12, 2008).

+10.14
Form of Stock-Settled Appreciation Rights Award Notice and Form of Performance Accelerated Restricted Stock Unit Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated February 2, 2009.

+10.15	Form of Restricted Stock Units Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 22, 2010).
*21	Subsidiaries of Haverty Furniture Companies, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC.

Date: March 5, 2010	By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLARENCE H. SMITH	President, Chief Executive Officer	March 5, 2010
Clarence H. Smith	and Director

/s/ DENNIS L. FINK	Executive Vice President	March 5, 2010
Dennis L. Fink	and Chief Financial Officer

/s/ RAWSON HAVERTY, JR.	Senior Vice President	March 5, 2010
Rawson Haverty, Jr.	and Director

/s/ JENNY HILL PARKER	Vice President, Corporate Secretary	March 5, 2010
Jenny Hill Parker	and Treasurer

/s/ CLARENCE H. RIDLEY	Chairman of the Board	March 5, 2010
Clarence H. Ridley

/s/ JOHN T. GLOVER	Director	March 5, 2010
John T. Glover

/s/ L. PHILLIP HUMANN	Director	March 5, 2010
L. Phillip Humann

/s/ MYLLE H. MANGUM	Director	March 5, 2010
Mylle H. Mangum

/s/ FRANK S. McGAUGHEY, III	Director	March 5, 2010
Frank S. McGaughey, III

/s/ TERENCE F. McGUIRK	Director	March 5, 2010
Terence F. McGuirk

/s/ VICKI R. PALMER	Director	March 5, 2010
Vicki R. Palmer

/s/ FRED L. SCHUERMANN	Director	March 5, 2010
Fred L. Schuermann

/s/ AL TRUJILLO	Director	March 5, 2010
Al Trujillo

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders of
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haverty Furniture Companies, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 5, 2010

Haverty Furniture Companies, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2009	2008
Assets
Current assets
Cash and cash equivalents	$44,466	$3,697
Accounts receivable	15,299	24,301
Inventories	93,301	103,743
Prepaid expenses	8,741	11,569
Other current assets	6,494	6,436
Total current assets	168,301	149,746
Accounts receivable, long-term	844	2,082
Property and equipment	176,363	197,423
Deferred income taxes	9,114	7,813
Other assets	6,311	6,329
Total assets	$360,933	$363,393
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,128	$22,696
Customer deposits	14,002	12,779
Accrued liabilities	30,208	28,993
Deferred income taxes	7,750	6,891
Current portion of lease obligations	357	311
Total current liabilities	71,445	71,670
Lease obligations, less current portion	6,826	7,183
Other liabilities	38,105	39,572
Total liabilities	116,376	118,425
Commitments
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2009 – 25,288; 2008 – 25,074 shares	25,288	25,074
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2009 – 4,431; 2008 – 4,555 shares	4,431	4,555
Additional paid-in capital	62,614	61,258
Retained earnings	244,953	249,605
Accumulated other comprehensive loss	(16,685)	(19,345)
Less treasury stock at cost – Common Stock (2009 – 7,769; 2008 – 7,783 shares) and Convertible Class A Common Stock (2009 and 2008 – 522 shares)	(76,044)	(76,179)
Total stockholders’ equity	244,557	244,968
Total liabilities and stockholders’ equity	$360,933	$363,393

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007

Net sales	$588,264	$691,079	$784,613
Cost of goods sold	282,766	333,990	394,863
Gross profit	305,498	357,089	389,750
Credit service charges	1,210	1,974	2,450
Gross profit and other revenue	306,708	359,063	392,200

Expenses:
Selling, general and administrative	310,523	364,080	391,105
Interest, net	805	390	(1,307)
Provision for doubtful accounts	978	1,654	1,328
Other income, net	(190)	(529)	(870)
Total expenses	312,116	365,595	390,256

(Loss) income before income taxes	(5,408)	(6,532)	1,944
Income tax (benefit) expense	(1,229)	5,569	186
Net (loss) income	$(4,179)	$(12,101)	$1,758

Basic and diluted net (loss) earnings per share:
Common Stock	$(0.20)	$(0.57)	$0.08
Class A Common Stock	$(0.19)	$(0.55)	$0.07

Basic weighted average common shares outstanding:
Common Stock	17,415	17,186	18,300
Class A Common Stock	3,973	4,096	4,165

Diluted weighted average common shares outstanding:
Common Stock	21,388	21,282	22,589
Class A Common Stock	3,973	4,096	4,165

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Stockholders’ Equity

	Year Ended December 31,
(In thousands, except share data)	2009		2008		2007
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	25,073,869	$25,074	24,874,095	$24,874	24,717,383	$24,717
Conversion of Class A Common Stock	123,886	124	104,380	104	65,540	65
Stock compensation transactions, net	90,057	90	95,394	96	91,172	92
Ending balance	25,287,812	25,288	25,073,869	25,074	24,874,095	24,874
Class A Common Stock:
Beginning balance	4,554,511	4,555	4,658,891	4,659	4,724,431	4,724
Conversion to Common Stock	(123,886)	(124)	(104,380)	(104)	(65,540)	(65)
Ending balance	4,430,625	4,431	4,554,511	4,555	4,658,891	4,659
Treasury Stock:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(8,305,757)	(76,179)	(8,088,784)	(74,470)	(6,767,140)	(62,159)
Directors’ Plan	14,200	135	10,227	97	7,756	74
Purchases	—	—	(227,200)	(1,806)	(1,329,400)	(12,385)
Ending balance	(8,291,557)	(76,044)	(8,305,757)	(76,179)	(8,088,784)	(74,470)
Additional Paid-in Capital:
Beginning balance		61,258		59,819		57,195
Stock option and restricted stock issuances		(477)		(228)		—
Tax cost related to stock-based plans		—		(168)		(54)
Directors’ Plan		165		206		854
Amortization of restricted stock grants		1,668		1,629		1,824
Ending balance		62,614		61,258		59,819
Retained Earnings:
Beginning balance		249,605		265,952		269,873
Net (loss) income		(4,179)		(12,101)		1,758
Cash dividends (Common Stock: 2009 - $0.0225, 2008 - $0.2025 and 2007 - $0.270 per share Class A Common Stock: 2009 - $0.0200, 2008 - $0.1875 and 2007 - $0.250 per share)		(473)		(4,246)		(5,979)
Impact of adopting FIN 48		—		—		300
Ending balance		244,953		249,605		265,952
Accumulated Other Comprehensive Loss:
Beginning balance		(19,345)		(1,989)		(2,427)
Pension liability adjustment, net of taxes		2,459		(17,213)		312
Other		201		(143)		126
Ending balance		(16,685)		(19,345)		(1,989)
Total Stockholders’ Equity		$244,557		$244,968		$278,845
Net (loss) income		$(4,179)		$(12,101)		$1,758
Other comprehensive income (loss), net of tax		2,660		(17,356)		438
Total comprehensive (loss) income		$(1,519)		$(29,457)		$2,196
The accompanying notes are an integral part of these consolidated financial statements

Haverty Furniture Companies, Inc.
Consolidated Statements of Cash flows

	Year ended December 31,
(In thousands)	2009	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$(4,179)	$(12,101)	$1,758
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,346	21,603	22,416
Deferred income taxes	(2,200)	9,073	(6,063)
Share-based compensation expense	1,668	1,629	1,824
Provision for doubtful accounts	978	1,654	1,328
Net gain on sale of property and equipment	(21)	(4)	(221)
Other	707	(547)	(103)
Changes in operating assets and liabilities:
Accounts receivable	9,263	38,714	10,891
Inventories	10,442	(1,291)	22,312
Customer deposits	1,222	(4,404)	(2,491)
Other assets and liabilities	3,620	(4,862)	825
Accounts payable and accrued liabilities	(2,351)	(8,764)	(13,367)
Net Cash Provided by Operating Activities	38,495	40,700	39,109
Cash Flows from Investing Activities
Capital expenditures	(3,259)	(9,544)	(13,830)
Proceeds from sale-leaseback transaction	6,625	—	—
Proceeds from sale of property and equipment	31	273	3,523
Other investing activities	43	469	173
Net Cash Provided by (Used in) Investing Activities	3,440	(8,802)	(10,134)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	5,800	161,390	378,775
Payments of borrowings under revolving credit facilities	(5,800)	(161,390)	(391,375)
Net change in borrowings under revolving credit facilities	—	—	(12,600)
Payments on long-term debt and lease obligations	(311)	(21,190)	(10,367)
Treasury stock acquired	—	(1,806)	(12,385)
Proceeds from exercise of stock options	92	366	346
Dividends paid	(473)	(4,246)	(5,979)
Other financing activities	(474)	(1,492)	38
Net Cash Used In Financing Activities	(1,166)	(28,368)	(40,947)

Increase (Decrease) in cash and Cash Equivalents	40,769	3,530	(11,972)
Cash and Cash Equivalents at Beginning of Year	3,697	167	12,139
Cash and Cash Equivalents at End of Year	$44,466	$3,697	$167

The accompanying notes are an integral part of these consolidated financial statements

Notes To Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Organization:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges.   We have over 100 showrooms in 17 states all operated using the Havertys name and we do not franchise our stores.  As an added convenience to our customers, we offer financing through an internal revolving charge credit plan as well as a third-party finance company.  We operate in one reportable segment, home furnishings retailing.

Basis of Presentation:
The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We also consolidated a variable interest entity, a lessor of a distribution center and four retail locations for which we were the primary beneficiary until these properties were acquired by us in October 2008 and the variable interest entity was dissolved.

Reclassification:
We have reclassified amounts in components of the prior period cash flow statement primarily related to deferred taxes to conform to the current year’s presentation.  These reclassifications do not change the amount reported as “cash provided by operating activities.”

Use of Estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents:
Cash and cash equivalents includes all liquid investments with a maturity date of less than three months when purchased. Cash equivalents are stated at cost, which approximates fair value due to their short-term nature.

Inventories:
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method.

Property and Equipment:
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements and assets under capital lease are amortized over the shorter of the estimated useful life or the lease term of the related asset.  Amortization of capital leases is included in depreciation expense.

Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 – 33 years
Improvements	5 – 15 years
Furniture and Fixtures	3 – 15 years
Equipment	3 – 15 years
Capital leases	15 years

Customer Deposits:
Customer deposits consist of customer advance payments and deposits on credit sales for undelivered merchandise and cash collections on sales of undelivered merchandise.

Revenue Recognition:
We recognize revenue from merchandise sales and related service fees, net of sales taxes, upon delivery to the customer. A reserve for merchandise returns and customer allowances is estimated based on our historical returns and allowance experience and current sales levels.

We typically offer our customers an opportunity for us to deliver their purchases. Delivery fees of approximately $19,236,000, $19,606,000 and $20,821,000 were charged to customers in 2009, 2008 and 2007, respectively and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $30,081,000, $38,909,000 and $41,215,000 in 2009, 2008 and 2007, respectively.

Credit service charges are recognized as revenue as assessed to customers according to contract terms. The costs associated with credit approval, account servicing and collections are included in selling, general and administrative expenses.

Cost of Goods Sold:
Our cost of goods sold includes the direct costs of products sold, warehouse handling and transportation costs.

Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $57,962,000, $74,959,000 and $80,487,000 in 2009, 2008 and 2007, respectively.

Deferred Escalating Minimum Rent and Lease Incentives:
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent. The liability for deferred escalating minimum rent approximated $11,674,000 and $11,057,000 at December 31, 2009 and 2008, respectively. Any lease incentives we receive are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $1,866,000 and $2,109,000 at December 31, 2009 and 2008, respectively.

Advertising Expense:
Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing.   The total amount of prepaid advertising costs included in other current assets was approximately $966,000 and $720,000 at December 31, 2009 and 2008, respectively.  We incurred approximately $38,223,000, $47,087,000 and $55,762,000 in advertising expense during 2009, 2008 and 2007, respectively.

Interest Expense, net:
Interest expense is comprised of amounts incurred related to our debt obligations, net of the amortization of the discount for interest-free credit programs that we ceased offering in early 2008 and minor amounts of interest income. Amortization of the discount on receivables was approximately $56,000, $1,351,000 and $4,340,000 in 2009, 2008 and 2007, respectively. We capitalized interest costs for real estate projects while under construction of approximately $8,000, $9,000 and $188,000 for 2009, 2008 and 2007, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items which are non-recurring. Net gains from the sales of property and equipment were approximately $21,000, $4,000 and $221,000 in 2009, 2008 and 2007, respectively.

Self-Insurance:
We are self-insured, subject to certain retention limits, for losses related to general liability, workers’ compensation and vehicle claims. The expected ultimate cost for claims incurred as of the balance sheet date is discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. The reserve for self-insurance is included in accrued liabilities and other liabilities and totaled $5,470,000 and $5,265,000 at December 31, 2009 and 2008, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.  The assets that are related to our self-directed, non-qualified deferred compensation plan for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $1,485,000 and $1,168,000 at December 31, 2009 and 2008, respectively and are included in other assets.  The related liability of the same amount is included in other liabilities.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate long-lived assets for impairment at the individual property or store level, which is the lowest level at which individual cash flows can be identified. For stores with two consecutive years of negative net contribution, we perform an impairment analysis. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared.  The impairment loss calculation compares the carrying amount of the asset to the store’s assets’ estimated fair value, which is determined on the basis of fair value for similar assets or future cash flows (discounted and with interest charges).  If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value.  The impairment loss was approximately $412,000 in 2009 and immaterial in 2008 and 2007.

Earnings (Loss) Per Share:
We report our earnings (loss) per share using the two class method.  The income (loss) per share for each class of common stock is calculated assuming 100% of our earnings (loss) are distributed as dividends to each class of common stock based on their contractual rights. See Note 9 for further discussion.

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

Comprehensive Income:
The components of accumulated other comprehensive income, net of income taxes, were comprised primarily of unrecognized pension adjustments totaling approximately $16,166,000 and $18,626,000 at December 31, 2009 and 2008, respectively.

Note 2, Accounts Receivable:

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 6.2% in 2009, 8.1% in 2008 and 15.4% in 2007. Accounts receivable are shown net of the allowance for doubtful accounts of approximately $1,000,000 and $1,700,000 at December 31, 2009 and 2008, respectively, and net of discounts for interest-free credit with terms of payment longer than 12 months. Accounts receivable terms vary as to payment terms (30 days to four years) and interest rates (0% to 21%) and are generally collateralized by the merchandise sold. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $14,306,000 in 2010, $1,904,000 in 2011, $751,000 in 2012 and $144,000 in 2013 for receivables outstanding at December 31, 2009.

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

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of inventory valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $16,356,000 and $17,490,000 at December 31, 2009 and 2008, respectively. The use of the LIFO valuation method as compared to the FIFO method had a positive impact of approximately $1,134,000 on our 2009 cost of goods sold, and a negative impact of $997,000 in 2008 and $389,000 in 2007. We believe this information is meaningful to the users of these Consolidated Financial Statements.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2009	2008
Land and improvements	$44,973	$46,991
Buildings and improvements	211,155	214,455
Furniture and fixtures	77,829	75,997
Equipment	34,029	34,160
Buildings under lease	8,268	8,268
Construction in progress	111	201
	376,365	380,072
Less accumulated depreciation	(197,886)	(181,091)
Less accumulated lease amortization	(2,116)	(1,558)
Property and equipment, net	$176,363	$197,423

Note 5, Credit Arrangements:

At December 31, 2009, Havertys had a $60,000,000 revolving credit facility (the “Credit Agreement”) with two banks secured by inventory, accounts receivable, cash and certain other personal property.  The Credit Agreement includes negative covenants that limit our ability to, among other things (a) create unsecured funded indebtedness or capital lease obligations collectively in excess of $15,000,000 in aggregate outstandings at any one time, (b) create indebtedness secured by real estate or engage in sale leaseback transactions which together exceed $60,000,000 in the aggregate, (c) sell or dispose of real property or other assets in excess of $30,000,000 in the aggregate, and (d) pay dividends in excess of $6,000,000 or repurchase capital stock in excess of $5,000,000 during any trailing twelve month period.  We are in compliance with the terms of the Credit Agreement at December 31, 2009 and there exists no default or event of default.

Borrowings under the Credit Agreement have a floating rate of interest of LIBOR plus a spread which is based on average availability under the facility.  There were no borrowings outstanding under the Credit Agreement at December 31, 2009. Availability fluctuates under a borrowing base calculation primarily consisting of eligible inventory and accounts receivable, less customer deposits. The borrowing base at December 31, 2009 was $58,250,000. Amounts available are reduced by outstanding letters of credit which were $7,575,000 at December 31, 2009 as well as by $10,000,000 since a fixed charge coverage ratio test was not met for the immediately preceding twelve month period, resulting in a net availability of $40,675,000. The Credit Agreement has provisions for commitment fees on unused amounts and terminates in December 2011.

Note 6, Accrued Liabilities and Other Liabilities:

Accrued liabilities and other liabilities consist of the following:

(In thousands)	2009	2008
Accrued liabilities:
Employee compensation, related taxes and benefits	$9,848	$9,750
Taxes other than income and withholding	8,439	7,680
Self-insurance reserves (current portion)	2,764	2,758
Other	9,157	8,805
	$30,208	$28,993

Other liabilities:
Accrued defined benefit pension plan	$9,575	11,741
Straight-line lease liability	11,674	11,057
Other	16,856	16,774
	$38,105	$39,572

Note 7, Income Taxes:

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations.  Accordingly, for the year ended December 31, 2009, we recorded an income tax benefit of $1,229,000 with an offsetting income tax expense of $1,507,000 in other comprehensive income.  Our overall tax provision is not impacted by this allocation.

Income tax expense (benefit) consists of the following:

(In thousands)	2009	2008	2007
Current
Federal	$818	$(3,836)	$5,275
State	153	332	974
	971	(3,504)	6,249

Deferred
Federal	(2,264)	8,036	(5,135)
State	64	1,037	(928)
	(2,200)	9,073	(6,063)
	$(1,229)	$5,569	$186

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2009	2008	2007
Statutory rates applied to (loss) income before income taxes	$(1,893)	$(2,286)	$680
State income taxes, net of Federal tax benefit	(113)	(68)	185
Net non-deductible permanent differences	16	91	104
Change in valuation allowance	682	8,182	—
Change for net operating loss carrybacks and amended returns	(176)	—	—
Change in reserve for uncertain tax positions	—	(276)	(308)
Share-based compensation differences	165	102	—
Property and equipment basis differences adjustments	(107)	114	(342)
Other	197	(290)	(133)
	$(1,229)	$5,569	$186

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2009	2008
Deferred tax assets:
Accounts receivable related	$803	$1,025
Net property and equipment	9,534	6,320
Leases	4,910	4,827
Accrued liabilities	3,541	2,754
State tax credits	3,422	3,300
Other comprehensive income	5,928	7,435
Other	355	1,298
Total deferred tax assets	28,493	26,959
Deferred tax liabilities:
Inventory related	7,553	7,090
Other	871	924
Total deferred tax liabilities	8,424	8,014
Valuation allowance	(18,705)	(18,023)
Net deferred tax assets	$1,364	$922

 Deferred tax assets and deferred tax liabilities which are current are netted against each other as are non-current deferred tax assets and non-current deferred liabilities as they relate to each tax-paying component for presentation on the balance sheets. These groupings are detailed in the following table:

(In thousands)	2009	2008
Current assets (liabilities):
Current deferred assets	$3,333	$4,507
Current deferred liabilities	(9,611)	(9,423)
Valuation allowance	(1,472)	(1,975)
	(7,750)	(6,891)
Non-current assets (liabilities):
Non-current deferred assets	39,025	36,614
Non-current deferred liabilities	(12,678)	(12,753)
Valuation allowance	(17,233)	(16,048)
	9,114	7,813
Net deferred tax assets	$1,364	$922

We have reviewed these deferred tax assets and believe there is insufficient evidence to conclude that it is more likely than not they will be realized and therefore a valuation allowance is required.  During the fourth quarter of 2008, based on our operating loss in 2008 and projected loss in 2009, we determined our valuation allowance should be increased $14,723,000.  Accordingly, we recorded an $8,182,000 charge to income tax expense and, for the portion of the allowance increase related to our pension plan, a $6,541,000 charge to accumulated other comprehensive loss.  During 2009 we increased the allowance $682,000.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2006.  When we file our federal claims for carrybacks and amended returns the 2003 and subsequent tax years will remain subject to examination.

Uncertain Tax Positions:  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2009	2008
Balance at January 1	$785	$1,102
Reductions for tax positions for prior years	—	(276)
Settlements	—	(41)
Balance at December 31	785	785

We do not anticipate our unrecognized benefits will significantly change during 2010 due to the settlement of audits and the expiration of statutes of limitations.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2009 and was approximately $697,000.  We had approximately $202,000 and $166,000 of accrued interest and penalties at December 31, 2009 and 2008, respectively.  Potential interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Note 8, Long-Term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:

(In thousands)	2009	2008
Revolving credit notes (a)	$—	$—
Lease obligations (b)	7,183	7,494
	7,183	7,494
Less portion classified as current	357	311
	$6,826	$7,183

(a)   We have a revolving credit agreement as described in Note 5.
(b)  The obligations are related to three retail stores with properties under lease with aggregate net book values of approximately $6,152,000 at December 31, 2009.

The aggregate maturities of lease obligations during the five years subsequent to December 31, 2009 and thereafter approximate as follows:  2010 - $357,000; 2011 - $443,000; 2012 - $472,000; 2013 - $504,000, 2014 - $560,000 and $4,847,000 thereafter.  These maturities are net of imputed interest of approximately $3,059,000 at December 31, 2009.

Cash payments for interest were approximately $991,000, $2,337,000 and $3,598,000 in 2009, 2008 and 2007, respectively.

Note 9, Stockholders’ Equity:

Common Stock has a preferential dividend rate of at least 105% of the dividend paid on Class A Common Stock. Class A Common Stock has greater voting rights which include:  voting as a separate class for the election of 75% of the total number of directors and on all other matters subject to shareholder vote, each share of Class A Common Stock has ten votes and votes with the Common Stock as a single class.  Class A Common Stock is convertible at the holder’s option at any time into Common Stock on a 1-for-1 basis; Common Stock is not convertible into Class A Common Stock.

Note 10, Benefit Plans:

We have a defined benefit pension plan (the “pension plan”) covering substantially all employees hired on or before December 31, 2005. The pension plan was closed to any employees hired after that date. The benefits are based on years of service and the employee’s final average compensation. Effective January 1, 2007, there are no new benefits earned under the pension plan for additional years of service after December 31, 2006.  All current participants in the pension plan keep any and all benefits that they had accrued up until December 31, 2006, provided that they are vested at the time their employment ends.

We also have a non-qualified, non-contributory supplemental executive retirement plan (the “SERP”) for employees whose retirement benefits are reduced due to their annual compensation levels. The SERP provides annual benefits amounting to 55% of final average earnings less benefits payable from our pension plan and Social Security benefits. The SERP limits the total amount of annual retirement benefits that may be paid to a participant in the SERP from all sources (Retirement Plan, Social Security and the SERP) to $125,000. The SERP is not funded so we pay benefits directly to participants.

The following table summarizes information about our pension plan and SERP.

	Pension Plan		SERP
(In thousands)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of the year	$61,297	$59,104	$4,746	$4,939
Service cost	—	—	95	107
Interest cost	3,742	3,675	277	277
Actuarial losses (gains)	1,916	1,622	(92)	(390)
Benefits paid	(3,352)	(3,104)	(201)	(187)
Benefit obligation at end of year	63,603	61,297	4,825	4,746
Change in plan assets:
Fair value of plan assets at beginning of year	49,556	63,796	—	—
Employer contribution	—	—	201	187
Actual return on plan assets	7,824	(11,136)	—	—
Benefits paid	(3,352)	(3,104)	(201)	(187)
Fair value of plan assets at end of year	54,028	49,556	—	—
Funded status of the plan – underfunded	$(9,575)	$(11,741)	$(4,825)	$(4,746)

Accumulated benefit obligations	$63,603	$61,297	$4,683	$4,400

Amounts recognized in the statement of financial position consist of:

	Pension Plan		SERP
(In thousands)	2009	2008	2009	2008
Current liabilities	$—	$—	$193	$199
Noncurrent liabilities	9,575	11,741	4,632	4,547
	$9,575	$11,741	$4,825	$4,746

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Plan		SERP
(In thousands)	2009	2008	2009	2008
Prior service cost	$—	$—	$(1,479)	$(1,689)
Net actuarial loss	(13,840)	(17,565)	(233)	(265)
	$(13,840)	$(17,565)	$(1,712)	$(1,954)

Net pension cost included the following components:

	Pension Plan			SERP
(In thousands)	2009	2008	2007	2009	2008	2007
Service cost-benefits earned during the period	$—	$—	$—	$95	$107	$114
Interest cost on projected benefit obligation	3,742	3,675	3,571	277	277	301
Expected return on plan assets	(3,405)	(4,668)	(4,710)	—	—	—
Amortization of prior service cost	—	—	—	210	210	210
Amortization of actuarial loss (gain)	1,222	—	—	(61)	(386)	31
Net pension costs (benefit)	$1,559	$(993)	$(1,139)	$521	$208	$656

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2010 is approximately $803,000 for the pension plan and $210,000 for the SERP.

Assumptions
The Company uses a measurement date of December 31 for its pension and other benefit plans. Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2009	2008
Discount rate	6.0%	6.2%
Rate of compensation increase	3.5%	3.5%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2009	2008	2007
Discount rate	6.20%	6.25%	5.75%
Expected long-term return on plan assets	7.10%	7.50%	7.50%
Rate of compensation increase	3.50%	3.50%	3.50%

Plan Assets
The Board of Director’s Executive Compensation and Employee Benefits Committee (the “Compensation Committee”) is responsible for administering our pension plan. The primary investment objective of the pension plan is to ensure, over its long-term life, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. An important secondary objective is to be able to improve the pension plan’s funded status which reduces employer contributions. In meeting these objectives, the Compensation Committee seeks to achieve a high level of investment return consistent with a prudent level of portfolio risks.

Factors such as asset class allocations, long-term rates of return (expected and actual), and results of periodic asset liability modeling studies are considered when constructing the long-term rate of return assumptions for our pension plan.  While historical rates of return are an important factor in the analysis, we also take into consideration data points from other external sources.

The assets of the plan are being invested according to the following asset allocation guidelines, established to reflect the growth expectations and risk tolerance of the Compensation Committee.

Security Class	Strategic Target	Tactical Range
Equity:
International Equity	20%	18% — 29%
Domestic Equity	35%	25% — 46%
Haverty Common Stock	5%	0% — 10%
Total Equity	60%	50% — 70%
U.S. Fixed Income	40%	30% — 50%
Cash	0%	0% — 10%
Total Fund	100%

Our pension plan assets are valued based on observable inputs obtained from independent sources.  Most of the assets are valued using quoted market prices for similar instruments in active markets, a Level 2 valuation technique.  The remaining assets are valued using quoted market prices, a Level 1 valuation technique.  The fair values by asset category are as follows (in thousands):

	Fair Value Measurements at December 31, 2009
Asset Category	Total	Level 1	Level 2

Money Market Funds	$382	$382	$
Equity Securities:
Haverty Class A Common Stock	2,798			2,798
U.S. Large Cap Passive(a)	14,814			14,814
U.S. Small/Mid Cap Growth	1,800			1,800
U.S. Small/Mid Cap Value	1,797			1,797
International Equity	12,440			12,440
	33,649			33,649
Fixed Income:
Opportunistic(b)	2,905			2,905
Passive	1,464			1,464
Long Duration Active(c)	5,963			5,963
Long Duration Passive	2,234			2,234
Long Duration Investment Grade(d)	7,431			7,431
	19,997			19,997
Total	$54,028	$382		$53,646

(a)	This category comprises low-cost equity index funds not actively managed that track the S&P 500.
(b)
This fund invests primarily in U.S. dollar-denominated, investment grade bonds, including government securities, corporate bonds, and mortgage and asset-backed securities.  This fund may also invest a significant portion of its assets in any combination of non-investment grade bonds, non-U.S. dollar denominated bonds, and bonds issued by issuers in emerging capital markets.

(c)	This category invests primarily in U.S. dollar-denominated, investment grade bonds, including government securities, corporate bonds, and mortgage and asset-backed securities, among others.
(d)	This category invests primarily in U.S. dollar-denominated, investment grade corporate bonds as well as U.S. Treasury bonds.

Cash Flows
We expect to contribute $3,000,000 to the pension plan in 2010. The following benefits payments, which reflect expected future service, are expected to be paid (in thousands):

Year(s)	Pension Plan	SERP
2010	$3,204	$193
2011	3,313	228
2012	3,451	224
2013	3,582	221
2014	3,677	222
2015-2019	21,067	1,635

Other Plans
Havertys has an employee savings/retirement (401(k)) plan to which substantially all employees may contribute.  We match employee contributions 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. We expensed matching employer contributions of approximately $2,293,000, $2,548,000 and $2,244,000 in 2009, 2008, and 2007, respectively.  Individuals with at least 10 years of service and whose age plus years of service equal 65 on December 31, 2006 received an additional contribution of 2% of eligible pay in 2008 and 2007. We expensed approximately $262,000 in 2008 and $375,000 in 2007 and suspended these payments for 2009.

Havertys offers no post-retirement benefits other than the plans discussed above and no significant post employment benefits.

Note 11, Stock Based Compensation Plans:

We have options and awards outstanding for Common Stock under two stock-based employee compensation plans, the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) and the 1998 Stock Option Plan (the “1998 Plan”). As of December 31, 2009, 370,000 shares were available for awards and options under the 2004 LTIP Plan.  No new awards may be granted under the 1998 Plan.

The following table summarizes our share option and award activity during the years ended December 31, 2007, 2008 and 2009:

	Option Shares	Weighted-Average Exercise Price	Restricted Shares	Weighted-Average Award Price	Stock- Settled Appreciation Rights	Weighted-Average Award Price
Outstanding at January 1, 2007	2,091,400	$15.07	218,575	$15.33
Granted	—	—	125,400	15.61
Exercised or restrictions lapsed(1)	(34,600)	10.01	(79,150)	15.23
Expired or forfeited	(57,000)	15.97	(5,800)	15.07
Outstanding at December 31, 2007	1,999,800	15.13	259,025	15.50		—
Granted	—	—	151,700	9.89	60,850	$9.19
Exercised or restrictions lapsed(1)	(18,400)	10.13	(112,675)	15.52	—	—
Expired or forfeited	(149,000)	12.49	(14,675)	12.77	(2,850)	9.13
Outstanding at December 31, 2008	1,832,400	15.40	283,375	12.63	58,000	9.19
Granted	—	—	141,050	8.73	111,600	8.73
Exercised or restrictions lapsed(1)	(7,500)	13.29	(128,850)	13.51	—	—
Expired or forfeited	(319,875)	14.43	(3,400)	9.49	(17,500)	9.02
Outstanding at December 31, 2009	1,505,025	$15.62	292,175	$10.37	152,100	$8.87
Exercisable at December 31, 2009	1,505,025	$15.62			12,503	$9.17
Exercisable at December 31, 2008	1,832,400	$15.40			—	—
Exercisable at December 31, 2007	1,999,800	$15.13			—	—
(1) The total intrinsic value of options exercised was approximately $12,500, $31,600, and $124,000 in 2009, 2008 and 2007, respectively.

The following table summarizes information about the stock options outstanding as of December 31, 2009:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$9.81 – 12.90	617,000	2.0	$12.30
$13.75 – 15.94	438,025	2.0	$15.94
$17.01 – 20.75	450,000	1.4	$19.87
$9.81 – 20.75	1,505,025	1.8	$15.62

The aggregate intrinsic value of options outstanding at December 31, 2009 was approximately $881,000.  Options granted before December 1, 2003 have maximum terms of 10 years and grants after that date have maximum terms of seven years.

Grants of restricted common stock and stock-settled appreciation rights are made to certain officers and key employees under the 2004 LTIP Plan. The forfeiture provisions on the awards generally expire annually, over periods not exceeding four years. The compensation is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $1,668,000, $1,629,000 and $1,824,000 in 2009, 2008 and 2007, respectively. As of December 31, 2009, the total compensation cost related to unvested equity awards was approximately $2,033,000 and is expected to be recognized over a weighted-average period of two years.

The weighted-average fair value for the stock-settled appreciation rights granted was estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions:

	2009	2008
Risk-free interest rate	1.4%	2.8%
Expected life in years	5.0	5.0
Expected volatility	38.8%	36.6%
Expected dividend yield	0.0%	2.7%
Estimated fair value of SSAR per share	$3.13	$2.53

The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2009 was approximately $57,000 and $739,000, respectively.

The total fair value of restricted common stock shares that vested in 2009, 2008 and 2007 was approximately $1,321,000, $1,008,000 and $962,000, respectively.  The aggregate intrinsic value of outstanding restricted common stock grants was $4,012,000 at December 31, 2009.

Note 12, Earnings Per Share:

The following is a reconciliation of the (loss) income and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2009	2008	2007
Common:
Distributed earnings	$395	$3,476	$4,939
Undistributed loss	(3,822)	(13,316)	(3,470)
Basic	(3,427)	(9,840)	1,469
Class A Common (loss) earnings	(752)	(2,261)	289
Diluted	$(4,179)	$(12,101)	$1,758
Class A Common:
Distributed earnings	$78	$770	$1,041
Undistributed loss	(830)	(3,031)	(752)
	$(752)	$(2,261)	$289

Denominator:	2009	2008	2007
Common:
Weighted-average shares outstanding - basic	17,415	17,186	18,300
Assumed conversion of Class A Common stock	3,973	4,096	4,165
Dilutive options, awards and common stock equivalents	—	—	124
Total weighted-average diluted Common stock	21,388	21,282	22,589
Class A Common:
Weighted-average shares outstanding	3,973	4,096	4,165

Basic net (loss) earnings per share
Common Stock	$(0.20)	$(0.57)	$0.08
Class A Common Stock	$(0.19)	$(0.55)	$0.07
Diluted net (loss) earnings per share
Common Stock	$(0.20)	$(0.57)	$0.08
Class A Common Stock	$(0.19)	$(0.55)	$0.07

At December 31, 2009, 2008 and 2007, we did not include stock options to purchase approximately 1,630,000, 1,832,000 and 1,627,000 shares of Havertys Common Stock, respectively, in the computation of diluted earnings (loss) per common share because the exercise prices of those options were greater than the average market price and their inclusion would have been antidilutive.

Note 13, Commitments:

We lease certain property and equipment under operating leases. Initial lease terms range from 5 years to 30 years and certain leases contain renewal options ranging from 1 to 25 years or provide for options to purchase the related property at fair market value or at predetermined purchase prices. The leases generally require Havertys to pay all maintenance, property taxes and insurance costs.

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2010	$31,785
2011	29,632
2012	27,609
2013	25,256
2014	22,970
Subsequent to 2014	123,200
Total minimum payments	260,452
Less total minimum sublease rentals	(686)
Net minimum lease payments	$259,766

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

	2009	2008	2007
Property
Minimum	$30,555	$29,820	$28,907
Additional rentals based on sales	282	389	584
Sublease income	(1,081)	(1,012)	(1,364)
	29,756	29,197	28,127
Equipment	1,603	2,319	2,700
	$31,359	$31,516	$30,827

Note 14, Supplemental Cash Flow Information:

Income Taxes Paid
We paid state and federal income taxes of approximately $534,000, $2,764,000 and $8,179,000 in 2009, 2008 and 2007, respectively. We also received income tax refunds of approximately $2,467,000, $3,743,000 and $4,779,000 in 2009, 2008 and 2007, respectively.

Non-Cash Transactions
We increased property and equipment and debt and lease obligations by approximately $1,202,000 in 2007.

Note 15, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$144,238	$129,683	$151,945	$162,399
Gross profit	73,763	66,621	79,105	86,009
Credit service charges	393	311	267	240
(Loss) income before taxes	(7,193)	(6,519)	696	7,608
Net (loss) income	(7,263)	(6,582)	501	9,165
Basic net (loss) earnings per share:
Common	(0.34)	(0.31)	0.02	0.43
Class A Common	(0.33)	(0.30)	0.02	0.41
Diluted net (loss) earnings per share:
Common	(0.34)	(0.31)	0.02	0.42
Class A Common	(0.33)	(0.30)	0.02	0.41

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$185,253	$168,412	$175,579	$161,836
Gross profit	96,435	86,254	90,475	83,925
Credit service charges	565	497	468	443
Income (loss) before taxes	1,808	(3,884)	(2,282)	(2,174)
Net income (loss)	1,032	(2,309)	(1,515)	(9,309)
Basic net earnings (loss) per share:
Common	0.05	(0.11)	(0.07)	(0.44)
Class A Common	0.05	(0.11)	(0.07)	(0.42)
Diluted net earnings (loss) per share:
Common	0.05	(0.11)	(0.07)	(0.44)
Class A Common	0.05	(0.11)	(0.07)	(0.42)

The fourth quarter of 2008 includes a charge to tax expense of $8,182,000 or $0.39 per share to increase the valuation allowance on deferred tax assets.  See Note 7.

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

Note 16, Market Prices and Dividend Information (Unaudited):

Our two classes of common stock trade on The New York Stock Exchange (“NYSE”). The trading symbol for the Common Stock is HVT and for Class A Common Stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

	2009
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$11.00	$7.61	$—	$10.94	$7.06	$—
June 30	11.34	8.86	—	11.25	9.00	—
September 30	12.78	8.96	—	12.50	9.00	—
December 31	13.93	11.36	0.0225	13.80	11.47	0.0200

	2008
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$11.16	$7.58	$0.0675	$11.02	$7.53	$0.0625
June 30	11.17	8.80	0.0675	11.10	8.85	0.0625
September 30	12.27	10.00	0.0675	12.68	10.11	0.0625
December 31	11.75	7.98	—	11.68	7.97	—

Based on the number of individual participants represented by security position listings, there are approximately 2,850 holders of the Common Stock and 250 holders of the Class A Common Stock at December 31, 2009.

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc. and subsidiaries:

Column A (In thousands)	Column B Balance at beginning of period	Column C Additions charged to costs and expenses	Column D Deductions Describe (1)(2)	Column E Balance at end of period
Year ended December 31, 2009:
Allowance for doubtful accounts	$1,700	$978	$1,678	$1,000
Reserve for cancelled sales and allowances	$1,105	$7,990	$7,875	$1,220

Year ended December 31, 2008:
Allowance for doubtful accounts	$2,150	$1,654	$2,104	$1,700
Reserve for cancelled sales and allowances	$1,438	$10,278	$10,611	$1,105

Year ended December 31, 2007:
Allowance for doubtful accounts	$1,900	$1,328	$1,078	$2,150
Reserve for cancelled sales and allowances	$1,475	$12,191	$12,228	$1,438

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries and the disposal value of repossessions.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.