Form 10-Q
period 2010-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2010-05-06
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934	For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934	For the transition period from	to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 30, 2010, were: Common Stock – 17,810,511; Class A Common Stock – 3,811,132.

HAVERTY FURNITURE COMPANIES, INC.
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations – Three Months ended March 31, 2010 and 2009	2

	Condensed Consolidated Statements of Cash Flows – Three Months ended March 31, 2010 and 2009	3

	Notes to Condensed Consolidated Financial Statements	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

	Item 4. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	13

	Item 6. Exhibits	13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$52,445	$44,466
Accounts receivable	14,458	15,299
Inventories	93,651	93,301
Prepaid expenses	9,792	8,741
Other current assets	4,304	6,494
Total current assets	174,650	168,301
Accounts receivable, long-term	736	844
Property and equipment	172,620	176,363
Deferred income taxes	9,935	9,114
Other assets	6,479	6,311
	$364,420	$360,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,501	$19,128
Customer deposits	18,197	14,002
Accrued liabilities	27,460	30,208
Deferred income taxes	7,680	7,750
Current portion of lease obligations	381	357
Total current liabilities	70,219	71,445
Lease obligations, less current portion	6,718	6,826
Other liabilities	38,503	38,105
Total liabilities	115,440	116,376
Stockholders’ Equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2010 –25,580; 2009 – 25,288 shares	25,580	25,288
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2010– 4,333; 2009 – 4,431 shares	4,333	4,431
Additional paid-in capital	64,185	62,614
Retained earnings	247,307	244,953
Accumulated other comprehensive loss	(16,381)	(16,685)
Less treasury stock at cost – Common Stock (2010 and 2009 – 7,769 shares) and Convertible Class A Common Stock (2010 and 2009 – 522 shares)	(76,044)	(76,044)
Total stockholders’ equity	248,980	244,557
	$364,420	$360,933
See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data – Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$156,036	$144,238
Cost of goods sold	74,771	70,475
Gross profit	81,265	73,763
Credit service charges	214	393
Gross profit and other revenue	81,479	74,156

Expenses:
Selling, general and administrative	78,879	80,879
Interest, net	208	176
Provision for doubtful accounts	162	415
Other income, net	(202)	(121)
	79,047	81,349

Income (loss) before income taxes	2,432	(7,193)
Income tax expense	78	70
Net income (loss)	$2,354	$(7,263)

Basic earnings (loss) per share:
Common Stock	$0.11	$(0.34)
Class A Common Stock	$0.11	$(0.33)

Diluted earnings (loss) per share:
Common Stock	$0.11	$(0.34)
Class A Common Stock	$0.10	$(0.33)

Basic weighted average common shares outstanding:
Common Stock	17,578	17,322
Class A Common Stock	3,874	4,005

Diluted weighted average common shares outstanding:
Common Stock	21,821	21,327
Class A Common Stock	3,874	4,005

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$2,354	$(7,263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,305	5,149
Share-based compensation expense	622	521
Provision for doubtful accounts	162	415
Net gain on sale of property and equipment	(127)	(16)
Other	(904)	(48)
Changes in operating assets and liabilities:
Accounts receivable	787	6,170
Inventories	(350)	4,359
Customer deposits	4,195	1,524
Other assets and liabilities	1,917	1,302
Accounts payable and accrued liabilities	(5,375)	(12,469)
Net cash provided by (used in) operating activities	7,586	(356)

Cash Flows from Investing Activities:
Capital expenditures	(873)	(537)
Proceeds from sale-leaseback transaction	—	6,625
Proceeds from sale of property and equipment	205	21
Other investing activities	—	99
Net cash (used in) provided by investing activities	(668)	6,208

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	—	5,800
Payments of borrowings under revolving credit facility	—	(5,800)
Net change in borrowings under revolving credit facility	—	—
Payments on lease obligations	(84)	(71)
Proceeds from exercise of stock options	1,593	—
Other financing activities	(448)	—
Net cash provided by (used in) financing activities	1,061	(71)
Increase in cash and cash equivalents during the period	7,979	5,781
Cash and cash equivalents at beginning of period	44,466	3,697
Cash and cash equivalents at end of period	$52,445	$9,478

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Business and Reporting Policies

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate in one reportable segment, home furnishings retailing. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all normal, recurring adjustments considered necessary for a fair presentation have been included.

We have reclassified amounts in components of the prior period cash flow statement related to share-based compensation expense to conform to the current period’s presentation.  This reclassification does not change the amount reported as “cash provided by operating activities.”

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE B – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Portions of the receivables are classified as long-term based on the specific programs’ historical collection rates, which are generally faster than the scheduled rates. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rates will differ significantly. At March 31, 2010 and December 31, 2009, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $2.5 million and $2.8 million, respectively.

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

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE D – Credit Arrangement

Havertys has a $60,000,000, revolving credit facility (the “Credit Agreement”) with two banks which is secured by inventory, accounts receivable, cash and certain other personal property.  Our Credit Agreement includes negative covenants that limit our ability to, among other things (a) create unsecured funded indebtedness or capital lease obligations collectively in excess of $15,000,000 in aggregate outstandings at any one time, (b) create indebtedness secured by real estate or engage in sale leaseback transactions which together exceed $60,000,000 in the aggregate, (c) sell or dispose of real property or other assets in excess of $30,000,000 in the aggregate, and (d) pay dividends in excess of $6,000,000 or repurchase capital stock in excess of $5,000,000 during any trailing twelve month period.

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $56.6 million at March 31, 2010.  Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and also reduced by $7.6 million for outstanding letters of credit at March 31, 2010, resulting in a net availability of $39.0 million.  There were no borrowed amounts outstanding under the Credit Agreement at March 31, 2010. We are in compliance with the terms of the Credit Agreement at March 31, 2010 and there exists no default or event of default.

NOTE E – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a year to date adjustment.

The effective tax rates for the quarters ended March 31, 2010 and 2009 were 3.2% and (1.0)%, respectively.  Our income tax expense for the quarter ended March 31, 2010 of approximately $969,000, that would otherwise be recognized, was reduced by a change in the valuation allowance for deferred taxes. We reduced the amount of our valuation allowance by $891,000 based on our review of the realizability of our deferred tax assets.  The income tax benefit for the three months ended March 31, 2009 that would otherwise be recognized was offset by an increase in the valuation allowance for deferred taxes.  The remainder of the tax expense in both periods is for Texas state taxes, which are based on gross profit and not pre-tax income or loss.

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate the carrying value due to their short-term nature.  The assets related to our self-directed, non-qualified deferred compensation plan for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique.  These assets totaled approximately $1.6 million at March 31, 2010 and $1.5 million at December 31, 2009 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

The following is a reconciliation of the loss and number of shares used in calculating the diluted loss per share for Common Stock and Class A Common Stock (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Numerator:
Common:
Distributed earnings	$—	$—
Undistributed earnings (loss)	1,946	(5,952)
Basic	1,946	(5,952)
Class A Common earnings (loss)	408	(1,311)
Diluted	$2,354	$(7,263)

Class A Common:
Distributed earnings	$—	$—
Undistributed earnings (loss)	408	(1,311)
	$408	$(1,311)

Denominator:
Common:
Weighted average shares outstanding - basic	17,578	17,322
Assumed conversion of Class A Common Stock	3,874	4,005
Dilutive stock awards and Common Stock equivalents	369	—

Total weighted-average diluted Common Stock	21,821	21,327

Class A Common:
Weighted average shares outstanding	3,874	4,005

For the three months ended March 31, 2010 and 2009 we did not include in the computation of diluted earnings (loss) per share approximately 1,034,000 and 2,040,000 shares, respectively. These shares represent underlying stock options, awards and common stock equivalents not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be anti-dilutive.

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

Net pension costs included the following components (in thousands):

	Three Months Ended March 31,
	2010	2009

Service cost-benefits earned during period	$25	$28
Interest cost on projected benefit obligations	1,001	998
Expected return on plan assets	(946)	(851)
Amortization of prior service costs	52	52
Amortization of actuarial loss	201	267

Net pension costs	$333	$494

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  We expect to make a $3.0 million contribution to our qualified pension plan in 2010.

NOTE I – Comprehensive Income

Comprehensive income (loss) represents net earnings (loss) plus any revenue, expenses, gains or losses that are specifically excluded from net income and recognized directly as a component of stockholders’ equity.

The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$2,354	$(7,263)
Other comprehensive income (loss)	304	50
Comprehensive income (loss)	$2,658	$(7,213)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Havertys’ financial condition and results of operations should be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto and our 2009 Annual Report to Stockholders.

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.

Sales for the first quarter of 2010 increased $11.8 million or 8.2% as compared to the prior year period and comparable stores sales increased 10.1% or $14.2 million.  The remaining $2.4 million of the change in sales in the first quarter of 2010 was from new, closed and otherwise non-comparable stores.  Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

The double digit percent increase for the first quarter of 2010 was our second consecutive quarter of positive comparable store sales.  These increases resulted from broad based improvements across all of our regions relative to the very difficult sales environment last year.  We believe highlighting more of our price point sensitive items within our merchandise line-up and showcasing their value has been effective with today’s cost conscious customer.

Gross Profit

Gross profit for the first quarter of 2010 was 52.1%, compared to 51.1% in the prior year period.  This expansion was the result of a reduction in the volume of damaged and close-out merchandise along with improvements generated by product mix and pricing discipline.

We continue to evaluate a variety of pricing promotions to determine what is most meaningful and how to best communicate value to the consumer.  Our strategy is to generally use promotional pricing selectively during traditional holiday and other sales events or to highlight specific products or categories.  We plan to remain competitive, but not overly aggressive with our pricing structure, as we strive to maintain our gross profit margins at or near 51.7%, our 2008 level.  We anticipate increasing freight and material costs and labor rates for our suppliers could generate potential pressure on product costs which may be difficult to initially recover in our retail pricing.

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

Our first quarter 2010 sales were up 8.2% and through rigorous cost reductions we were able to decrease SG&A by 2.5% or $2.0 million compared to last year’s first quarter.

Selling expenses generally vary with sales volume; however as a percent of net sales for the first quarter of 2010, they decreased 55 basis points compared to the prior year period due in part to lower third-party finance costs.  Occupancy costs are a significant portion of our SG&A costs and are generally fixed.  Depreciation expense included in occupancy costs was approximately $700,000 lower in the first quarter of 2010 compared to the prior year period.  We are evaluating several store locations with leases reaching renewal for potential renegotiations of option terms or possible closures.  We closed two locations in the first quarter of 2010 and plan to open a new store in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Delivery and warehousing expenses included in SG&A in the first quarter of 2010 were relatively flat as compared to the prior year period even with the higher volume.  In response to the lower sales levels experienced during the prior years, we adjusted our routes in many of our markets and reduced total headcount, equipment and related delivery expenses for greater efficiencies.  Delivery and warehousing expenses for the first quarter of 2010 as a percent of net sales were down compared to the prior year period by 61 basis points due to cost controls and efficiencies which were partly offset by higher fuel costs.

We have adjusted our advertising mix with less focus on newspaper and more on direct mail and television.  Our advertising and marketing expenses as a percentage of sales were 6.8% and 7.7% for the first quarter of 2010 and 2009, respectively.  Our spending decreased by $0.4 million for the first quarter of 2010 compared to the prior year period.  We expect to continue our advertising and marketing strategies as our campaigns have resulted in high brand awareness relative to our spend.

Our administrative costs were down $1.4 million for the quarter ended March 31, 2010, as compared to the prior year period. The decrease is due in large part to reductions in compensation.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue and it is more cost effective than outsourcing.  We offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables; accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the first quarter 2010 were no interest offers requiring 18 or 24 monthly payments.

The following summarizes credit service charge revenue, the financing vehicles used, accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2010	2009
Credit service charge revenue	$214	$393
Amount financed as a % of sales:
Havertys	5.8%	5.9%
Third-party	32.4%	37.0%
	38.2%	42.9%

	March 31,
	2010	2009
Accounts receivable	$16,144	$21,398
Allowance for doubtful accounts	950	1,600
Allowance as a % of accounts receivable	5.9%	7.5%

During January 2008, we ceased offering internally financed programs with no interest payment terms greater than 12 months which had been a significant driver of our portfolio. Collections on our portfolio have continued and with the change in programs, accounts receivable have declined.  The allowance is $0.7 million lower than the year ago balance due to the reduction in total accounts receivable and a more than proportionate reduction of the total dollars in delinquent and problem categories.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest, net

Interest expense (income), net is primarily comprised of interest expense on our lease obligations and commitment fees on our unused credit facility.

Provision for Income Taxes

Our tax rate for the first quarter of 2010 was 3.2% and (1.0%) for the first quarter of 2009.  The tax expense generated by our income during the first quarter of 2010 was offset by a decrease in our deferred tax valuation allowance.  The tax benefit resulting from our loss during the first quarter of 2009 was offset by an increase in our deferred tax valuation allowance.  The tax expense reported for the first quarter of 2010 and 2009 is for Texas state taxes which are based on gross profit and not pre-tax income or loss.

We continue to review the realizability of our deferred income tax assets in determining the appropriateness of the related valuation allowance.

Store Plans and Capital Expenditures

We did not renew the leases for our Albany, Georgia and Fredericksburg, Virginia locations and closed those stores in the first quarter of 2010.  We plan to enter the Columbus, Georgia market with a single store during the fourth quarter of 2010.  These, and other potential changes, should reduce net selling space in 2010 by approximately 1% to 2%.

Our planned expenditures for 2010 are $15.2 million including $10.5 million for new stores and store improvements and $4.4 million for information technology.  Expenditures will depend on the number of new locations and the level of improvements they might require.

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities and bank borrowings.  We believe that cash balances, funds from operations, proceeds from sales of properties and use of our Credit Agreement are adequate to fund our working capital requirements, capital expenditures, scheduled debt payments, income tax obligations and benefit plan contributions for the foreseeable future.

Our $60.0 million revolving credit facility (the “Credit Agreement”) with two banks terminates in December 2011.  The Credit Agreement is secured by inventory, accounts receivable and cash. The borrowing base at March 31, 2010 was $56.6 million.  Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and also reduced $7.6 million for outstanding letters of credit at March 31, 2010, resulting in a net availability of $39.0 million. There were no borrowed amounts outstanding under the Credit Agreement at March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary of Cash Activities

During the first quarter of 2010, our principal source of cash was $7.6 million derived from operations.

Our cash flows provided by operating activities totaled $7.6 million in the first quarter of 2010 compared to $0.4 million used in operations for the same period of 2009.  This increase was primarily the result of net income of $2.4 million in the first quarter of 2010 compared to the net loss of $7.3 million for the same period of 2009.  For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $0.7 million in the first quarter of 2010 versus $6.2 million provided in the same period of 2009.  This decrease is primarily due to proceeds of $6.6 million from a sale-leaseback transaction in 2009.

Our cash flows provided by financing activities totaled $1.1 million in the first quarter of 2010 compared to $0.07 million used for the same period of 2009.  This change is primarily due to $1.6 million in proceeds from exercises of stock options in 2010.

Balance Sheet Changes for the Three Months Ended March 31, 2010

Our balance sheet as of March 31, 2010, as compared to our balance sheet as of December 31, 2009, changed as follows:

•	increase in cash of $8.0 million;

•	decrease in other current assets of $2.2 million due to lower third-party financing and collection of other receivables;

•	decrease in property and equipment of $3.7 million as depreciation expense outpaced capital expenditures;
•	decrease in accounts payable of $2.6 million due to a lower level of purchases in the first quarter of 2010 as compared to the fourth quarter of 2009;
•	increase in customer deposits of $4.2 million due to timing of written business to delivery of product to customer and increased level of cash and credit card sales; and
•	decrease in accrued liabilities of $2.7 million, primarily as liabilities for property taxes and other liabilities declined due to normal seasonality.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.   Exhibits

(a) Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)

3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective April 30, 2007 (Exhibit 3.2 to our First Quarter 2007 Form 10-Q).
*10.4	Director Compensation Plan dated as of February 24, 2010.
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 6, 2010	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer