Form 10-Q
period 2010-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2010-08-05
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 31, 2010, were: Common Stock – 18,477,465; Class A Common Stock – 3,365,632.

HAVERTY FURNITURE COMPANIES, INC.
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2010 (unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations – Three and Six Months ended June 30, 2010 and 2009 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows – Six Months ended June 30, 2010 and 2009 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

	Item 4. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	13

	Item 6. Exhibits	13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,141	$44,466
Accounts receivable	13,721	15,299
Inventories	89,002	93,301
Prepaid expenses	9,638	8,741
Other current assets	5,674	6,494
Total current assets	180,176	168,301
Accounts receivable, long-term	614	844
Property and equipment	170,608	176,363
Deferred income taxes	10,685	9,114
Other assets	5,618	6,311
	$367,701	$360,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,007	$19,128
Customer deposits	17,862	14,002
Accrued liabilities	29,598	30,208
Deferred income taxes	7,615	7,750
Current portion of lease obligations	406	357
Total current liabilities	73,488	71,445
Lease obligations, less current portion	6,609	6,826
Other liabilities	37,109	38,105
Total liabilities	117,206	116,376
Stockholders’ equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2010 – 26,122; 2009 – 25,288 shares	26,122	25,288
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2010 – 4,004; 2009 – 4,431 shares	4,004	4,431
Additional paid-in capital	65,706	62,614
Retained earnings	246,701	244,953
Accumulated other comprehensive loss	(16,078)	(16,685)
Less treasury stock at cost – Common Stock (2010 – 7,760; 2009 – 7,769 shares) and Convertible Class A Common Stock (2010 and 2009 – 522 shares)	(75,960)	(76,044)
Total stockholders’ equity	250,495	244,557
	$367,701	$360,933
See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$145,075	$129,683	$301,111	$273,921
Cost of goods sold	70,800	63,062	145,571	133,537
Gross profit	74,275	66,621	155,540	140,384
Credit service charges	184	311	398	704
Gross profit and other revenue	74,459	66,932	155,938	141,088

Expenses:
Selling, general and administrative	74,875	72,860	153,753	153,738
Interest, net	206	203	414	380
Provision for doubtful accounts	43	247	206	662
Other (income) expense, net	(8)	141	(210)	20
	75,116	73,451	154,163	154,800

(Loss) income before income taxes	(657)	(6,519)	1,775	(13,712)
Income tax (benefit) expense	(51)	63	27	133
Net (loss) income	$(606)	$(6,582)	$1,748	$(13,845)

Basic and diluted (loss) earnings per share:
Common Stock	$(0.03)	$(0.31)	$0.08	$(0.65)
Class A Common Stock	$(0.03)	$(0.30)	$0.08	$(0.62)

Basic weighted average shares outstanding:
Common Stock	18,060	17,397	17,820	17,360
Class A Common Stock	3,673	3,987	3,773	3,996

Diluted weighted average shares outstanding:
Common Stock	21,733	21,384	21,945	21,356
Class A Common Stock	3,673	3,987	3,773	3,996

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$1,748	$(13,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,528	10,115
Share-based compensation expense	1,008	955
Provision for doubtful accounts	206	662
Deferred income taxes	(1,706)	—
Net gain on sale of property and equipment	(117)	(19)
Other	(169)	300
Changes in operating assets and liabilities:
Accounts receivable	1,602	9,499
Inventories	4,299	10,322
Customer deposits	3,860	1,947
Other assets and liabilities	473	3,895
Accounts payable and accrued liabilities	(1,684)	(9,984)
Net cash provided by operating activities	18,048	13,847

Cash Flows from Investing Activities:
Capital expenditures	(3,137)	(1,263)
Proceeds from sale-leaseback transaction	—	6,625
Proceeds from sale of property and equipment	206	29
Other investing activities	—	43
Net cash (used in) provided by investing activities	(2,931)	5,434

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	—	5,800
Payments of borrowings under revolving credit facility	—	(5,800)
Net change in borrowings under revolving credit facility	—	—
Payments on lease obligations	(168)	(148)
Proceeds from exercise of stock options	3,319	—
Other financing activities	(593)	(475)
Net cash provided by (used in) financing activities	2,558	(623)
Increase in cash and cash equivalents during the period	17,675	18,658
Cash and cash equivalents at beginning of period	44,466	3,697
Cash and cash equivalents at end of period	$62,141	$22,355

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Business and Reporting Policies

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate in one reportable segment, home furnishings retailing. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included.

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

NOTE B – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Portions of the receivables are classified as long-term based on the specific programs’ historical collection rates, which are generally faster than the scheduled rates. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rates will differ significantly. At June 30, 2010 and December 31, 2009, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $2.1 million and $2.8 million, respectively.

NOTE C – Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on actual inventory levels. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates. Since these estimates may be affected by factors beyond management’s control, interim calculations are subject to the final year-end LIFO inventory valuations.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE D – Credit Arrangement

Havertys has a $60,000,000 revolving credit facility (the “Credit Agreement”) with two banks which is secured by inventory, accounts receivable, cash and certain other personal property.  Our Credit Agreement includes negative covenants that limit our ability to, among other things (a) create unsecured funded indebtedness or capital lease obligations collectively in excess of $15,000,000 in aggregate outstandings at any one time, (b) create indebtedness secured by real estate or engage in sale leaseback transactions which together exceed $60,000,000 in the aggregate, (c) sell or dispose of real property or other assets in excess of $30,000,000 in the aggregate, and (d) pay dividends in excess of $6,000,000 or repurchase capital stock in excess of $5,000,000 during any trailing twelve month period.

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $52.1 million at June 30, 2010.  Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and are also reduced by $7.6 million for outstanding letters of credit at June 30, 2010, resulting in a net availability of $34.5 million.  There were no borrowed amounts outstanding under the Credit Agreement at June 30, 2010. We are in compliance with the terms of the Credit Agreement at June 30, 2010 and there exists no default or event of default.  The Credit Agreement has provisions for commitment fees on unused amounts and terminates in December 2011.

NOTE E – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a year to date adjustment.

The effective tax rates for the six months ended June 30, 2010 and 2009 were 1.5% and (1.0)%, respectively.  The income tax expense or benefit that would otherwise be recognized was virtually offset by a change in the valuation allowance for deferred taxes. The remainder of the tax expense is for Texas state taxes, which are based on gross profit and not pre-tax income or loss.

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate the carrying value due to their short-term nature.  The assets related to our self-directed, non-qualified deferred compensation plan for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique.  These assets totaled approximately $1.4 million at June 30, 2010 and $1.5 million at December 31, 2009 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

The following is a reconciliation of the (loss) earnings and number of shares used in calculating the diluted (loss) earnings per share for Common Stock and Class A Common Stock (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Common:
Distributed earnings	$—	$—	$—	$—
Undistributed (loss) earnings	(508)	(5,403)	1,455	(11,356)
Basic	(508)	(5,403)	1,455	(11,356)
Class A Common (loss) earnings	(98)	(1,179)	293	(2,489)
Diluted	$(606)	$(6,582)	$1,748	$(13,845)

Class A Common:
Distributed earnings	$—	$—	$—	$—
Undistributed (loss) earnings	(98)	(1,179)	293	(2,489)
	$(98)	$(1,179)	$293	$(2,489)

Denominator:
Common:
Weighted average shares outstanding - basic	18,060	17,397	17,820	17,360
Assumed conversion of Class A Common Stock	3,673	3,987	3,773	3,996
Dilutive options, awards and common stock equivalents	—	—	352	—

Total weighted-average diluted Common Stock	21,733	21,384	21,945	21,356

Class A Common:
Weighted average shares outstanding	3,673	3,987	3,773	3,996

We did not include in the computation of diluted (loss) earnings per share for the three months ended June 30, 2010 and 2009 approximately 1,894,000 and 1,933,000 shares, and for the six months ended June 30, 2010 and 2009 approximately 886,000 and 2,014,000 shares, respectively. These shares represent underlying stock options, awards and common stock equivalents that would be anti-dilutive if included.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE H – Pension Plans

We have a defined benefit pension plan covering substantially all employees hired on or before December 31, 2005.  The pension plan was closed to any employee hired after that date.  The benefits are based on years of service and the employee’s final average compensation.  Effective January 1, 2007, no new benefits are earned under this plan for additional years of service after December 31, 2006.

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

Net pension costs included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service cost-benefits earned during period	$25	$28	$50	$56
Interest cost on projected benefit obligations	1,001	998	2,002	1,996
Expected return on plan assets	(946)	(851)	(1,892)	(1,702)
Amortization of prior service costs	52	52	104	104
Amortization of actuarial loss	201	267	402	534

Net pension costs	$333	$494	$666	$988

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

The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net (loss) income	$(606)	$(6,582)	$1,748	$(13,845)
Other comprehensive income	303	51	607	101
Comprehensive (loss) income	$(303)	$(6,531)	$2,355	$(13,744)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Havertys’ financial condition and results of operations should be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto and our 2009 Annual Report to Stockholders.

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.  Our sales for 2010 have increased over the prior year as expected given the severity of the declines in 2009.

Sales for the second quarter of 2010 increased $15.4 million or 11.9% as compared to the prior year period and comparable store sales increased 13.2% or $16.8 million.  The remaining $1.4 million of the change in sales in the second quarter of 2010 was from new, closed and otherwise non-comparable stores.  Sales for the first six months of 2010 increased $27.2 million or 9.9% as compared to the prior year period and comparable store sales increased 11.6% or $31.0 million.  The remaining $3.8 million of the change in sales in the first six months of 2010 was from new, closed and otherwise non-comparable stores.  Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

The double digit percent increase for the second quarter of 2010 was our third consecutive quarter of positive comparable store sales.  These increases are relative to the very difficult sales environment last year.  Consumer confidence has trended lower since the beginning of 2010 and the economic recovery is very modest.  These factors combined with an extremely weak housing market create a very difficult environment for the retail home furnishings industry.

Gross Profit

Gross profit for the second quarter of 2010 was 51.2%, compared to 51.4% in the prior year period.  This decrease is primarily the result of a $0.6 million (0.4% of sales) increase in our LIFO reserve.  Increased cargo freight expenses impacted our product costs.  It is difficult to recover these types of increases in our retail pricing in the same time frame that they are recognized under the LIFO inventory costing method.

Gross profit for the six months ended June 30, 2010 was 51.7% compared to 51.3% for the same period in 2009.  Improvements in gross profit generated by product mix and pricing discipline were offset in part by the impact of the $0.6 million increase in the LIFO reserve.

We anticipate increasing freight and material costs and labor rates for our suppliers could generate potential pressure on product costs. We plan to remain competitive, but not overly aggressive with our pricing structure, as we strive to maintain our gross profit margin for the full year at or near 51.2%.

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

Our second quarter 2010 SG&A costs as a percent of sales decreased 4.6% to 51.6% from 56.2% in the prior year period.  SG&A costs for the six months ended June 30, 2010 were 5.0% lower at 51.1%, compared to 56.1% in the prior year period.

Selling expenses generally vary with sales volume, and were relatively flat as a percent of net sales for the second quarter and first six months of 2010 as compared to the prior year periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Occupancy costs are a significant portion of our SG&A costs and are generally fixed.  Depreciation expense included in occupancy costs was approximately $0.7 million and $1.4 million lower in the second quarter and six months ended June 30, 2010, respectively compared to the prior year periods.  We plan to open a new store and close two locations in the fourth quarter.

Delivery and warehousing expenses included in SG&A for the second quarter of 2010 were relatively flat as a percent of net sales as compared to the prior year period.  In response to the lower sales levels experienced during the prior years, we adjusted routes and reduced total head count, equipment and related delivery expenses.  Delivery and warehouse expenses for the first six months of 2010 as a percent of net sales were down compared to the prior year period by 42 basis points due to cost control efficiencies which were partly offset by higher fuel costs.

Our advertising and marketing expenses as a percent of net sales in the second quarter of 2010 were relatively flat and down 45 basis points for the first six months of 2010 as compared to the prior year periods. We expect to increase our total dollar spend in the seasonally stronger second half of the year.

Our administrative costs were relatively flat in the second quarter of 2010 compared to 2009.  These costs were down $1.3 million for the six months ended June 30, 2010, as compared to the prior year period due in large part to reductions in compensation.

The majority of the overhead cost reduction plans we have implemented were substantially complete by the second half of 2009.  We expect the dollar level of SG&A expenses for the last six months of 2010 to increase over the same period last year.  This increase is primarily related to the costs of a new store, the expense portion of remodelings and spending on advertising.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue and it is more cost effective than outsourcing.  We offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables; accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the second quarter 2010 were no interest offers requiring 18 or 24 monthly payments.

The following summarizes credit service charge revenue, the financing vehicles used, accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Credit service charge revenue	$184	$311	$398	$704
Amount financed as a % of sales:
Havertys	6.2%	6.2%	6.0%	6.0%
Third-party	30.8%	35.9%	31.6%	36.5%
	37.0%	42.1%	37.6%	42.5%

	June 30,
	2010	2009
Accounts receivable	$15,185	$17,522
Allowance for doubtful accounts	850	1,300
Allowance as a % of accounts receivable	5.6%	7.4%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During January 2008, we ceased offering internally financed programs with no interest payment terms greater than 12 months which had been a significant driver of our portfolio. Collections on our portfolio have continued and with the change in programs, accounts receivable have declined.  The allowance is $0.5 million lower than the balance a year ago due to the reduction in total accounts receivable and a more than proportionate reduction of the total dollars in delinquent and problem categories.

Interest, net

Interest expense (income), net is primarily comprised of interest expense on our lease obligations and commitment fees on our unused credit facility.

Provision for Income Taxes

Our tax rate for the six months ended June 30, 2010 and 2009 was 1.5% and (1.0)%, respectively.  The tax expense or benefit generated during the periods was virtually offset by changes in our deferred tax valuation allowance.

The income tax benefit for the second quarter of 2010 includes an increase to our deferred tax valuation allowance of $0.2 million, a decrease of $0.01 in per share earnings compared to the prior year period increase in the allowance of $2.4 million, which decreased earnings $0.11 per share.  The income tax expense for the six months ended June 30, 2010 includes a reduction in the allowance of $0.7 million, an increase of $0.03 in per share earnings compared to the prior year period increase in the allowance of $5.1 million, which decreased earnings $0.24 per share.

The tax expense reported for 2010 and 2009 is for Texas state taxes which are based on gross profit and not pre-tax income or loss.

We continue to review the realizability of our deferred income tax assets in determining the appropriateness of the related valuation allowance.

Store Plans and Capital Expenditures

We did not renew the leases for our Albany, Georgia and Fredericksburg, Virginia locations and closed those stores in the first quarter of 2010.  We expect to close our stores in Bowling Green, Kentucky and Abilene, Texas at the end of their lease term in the fourth quarter of 2010.  We plan to enter the Columbus, Georgia market with a single store during the fourth quarter of 2010.  These, and other potential changes, should reduce net selling space in 2010 by approximately 1% to 2%.

Our planned annual expenditures for 2010 are $13.5 million including $5.0 million for new stores and store improvements and $6.3 million for information technology.  Expenditures will depend on the number of new locations and the level of improvements they might require.

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

Our $60.0 million revolving credit facility (the “Credit Agreement”) with two banks terminates in December 2011.  The Credit Agreement is secured by inventory, accounts receivable and cash. The borrowing base at June 30, 2010 was $52.1 million.  Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and are also reduced by $7.6 million for outstanding letters of credit at June 30, 2010, resulting in a net availability of $34.5 million. There were no borrowed amounts outstanding under the Credit Agreement at June 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary of Cash Activities

Our cash flows provided by operating activities totaled $18.0 million in the first six months of 2010 compared to $13.8 million for the same period of 2009.  This increase was primarily the result of net income of $1.7 million in 2010 compared to the net loss of $13.8 million for 2009, which was offset by working capital changes.  For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $2.9 million in the first six months of 2010 versus $5.4 million provided in the same period of 2009.  This decrease is primarily due to proceeds of $6.6 million from a sale-leaseback transaction in 2009.

Our cash flows provided by financing activities totaled $2.6 million in the first six months of 2010 compared to $0.6 million used for the same period of 2009.  This change is primarily due to $3.3 million in proceeds from exercises of stock options in 2010.

Balance Sheet Changes for the Six Months Ended June 30, 2010

Our balance sheet as of June 30, 2010, as compared to our balance sheet as of December 31, 2009, changed as follows:

•	increase in cash of $17.7 million;

•	decrease in inventories of $4.3 million as we adjusted purchases and operating levels and increased the LIFO reserve $0.6 million;

•	decrease in property and equipment of $5.8 million as depreciation expense outpaced capital expenditures; and
•	increase in customer deposits of $3.9 million due to timing of written business to delivery of product to customer and increased level of cash and credit card sales.

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

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
*3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective May 12, 2010.
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 5, 2010	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer