Form 10-Q
period 2010-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2010-11-04
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934	For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934	For the transition period from	to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 31, 2010, were: Common Stock – 18,494,463; Class A Common Stock – 3,348,634.

HAVERTY FURNITURE COMPANIES, INC.
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2010 (unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations – Three and Nine Months ended September 30, 2010 and 2009 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows – Nine Months ended September 30, 2010 and 2009 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	13

	Item 6. Exhibits	13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$67,084	$44,466
Accounts receivable	13,682	15,299
Inventories	88,184	93,301
Prepaid expenses	8,804	8,813
Other current assets	6,304	6,422
Total current assets	184,058	168,301
Accounts receivable, long-term	632	844
Property and equipment	172,547	176,363
Deferred income taxes	11,249	9,114
Other assets	5,674	6,311
	$374,160	$360,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,179	$19,128
Customer deposits	17,849	14,002
Accrued liabilities	32,166	30,208
Deferred income taxes	7,450	7,750
Current portion of lease obligations	501	357
Total current liabilities	79,145	71,445
Lease obligations, less current portion	8,727	6,826
Other liabilities	33,938	38,105
Total liabilities	121,810	116,376
Stockholders’ equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2010 – 26,255; 2009 – 25,288 shares	26,255	25,288
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2010 – 3,871; 2009 – 4,431 shares	3,871	4,431
Additional paid-in capital	66,071	62,614
Retained earnings	247,888	244,953
Accumulated other comprehensive loss	(15,775)	(16,685)
Less treasury stock at cost – Common Stock (2010 – 7,760; 2009 – 7,769 shares) and Convertible Class A Common Stock (2010 and 2009 – 522 shares)	(75,960)	(76,044)
Total stockholders’ equity	252,350	244,557
	$374,160	$360,933
See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$157,137	$151,945	$458,248	$425,865
Cost of goods sold	76,558	72,840	222,130	206,376
Gross profit	80,579	79,105	236,118	219,489
Credit service charges	167	267	566	971
Gross profit and other revenue	80,746	79,372	236,684	220,460

Expenses:
Selling, general and administrative	79,272	78,314	233,025	232,052
Interest, net	202	212	616	592
Provision for doubtful accounts	71	150	277	812
Other (income) expense, net	(45)	—	(255)	20
	79,500	78,676	233,663	233,476

Income (loss) before income taxes	1,246	696	3,021	(13,016)
Income tax expense	59	195	86	328
Net income (loss)	$1,187	$501	$2,935	$(13,344)

Basic earnings (loss) per share:
Common Stock	$0.05	$0.02	$0.14	$(0.63)
Class A Common Stock	$0.05	$0.02	$0.13	$(0.60)

Diluted earnings (loss) per share:
Common Stock	$0.05	$0.02	$0.13	$(0.62)
Class A Common Stock	$0.05	$0.02	$0.13	$(0.60)

Basic weighted average shares outstanding:
Common Stock	18,472	17,437	18,040	17,386
Class A Common Stock	3,371	3,983	3,637	3,991

Diluted weighted average shares outstanding:
Common Stock	22,013	21,607	21,955	21,377
Class A Common Stock	3,371	3,983	3,637	3,991

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$2,935	$(13,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,689	14,809
Share-based compensation expense	1,373	1,363
Provision for doubtful accounts	277	812
Deferred income taxes	(2,322)	93
Net gain on sale of property and equipment	(107)	(19)
Other	(212)	300
Changes in operating assets and liabilities:
Accounts receivable	1,552	10,106
Inventories	5,117	15,555
Customer deposits	3,847	6,691
Other assets and liabilities	(2,358)	4,668
Accounts payable and accrued liabilities	4,055	(2,678)
Net cash provided by operating activities	26,846	38,356

Cash Flows from Investing Activities:
Capital expenditures	(6,906)	(1,921)
Proceeds from sale-leaseback transaction	—	6,625
Proceeds from sale of property and equipment	207	29
Other investing activities	—	43
Net cash (used in) provided by investing activities	(6,699)	4,776

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	—	5,800
Payments of borrowings under revolving credit facility	—	(5,800)
Net change in borrowings under revolving credit facility	—	—
Payments on lease obligations	(255)	(229)
Proceeds from exercise of stock options	3,319	—
Other financing activities	(593)	(475)
Net cash provided by (used in) financing activities	2,471	(704)
Increase in cash and cash equivalents during the period	22,618	42,428
Cash and cash equivalents at beginning of period	44,466	3,697
Cash and cash equivalents at end of period	$67,084	$46,125

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

NOTE B – Accounts Receivable

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. Portions of the receivables are classified as long-term based on the specific programs’ historical collection rates, which are generally faster than the scheduled rates. The portions of receivables contractually due beyond one year classified as current and long-term are estimates. The timing of actual collections that are contractually due beyond one year may be different from the amounts estimated to be collected within one year. However, based on experience, we do not believe the collection rates will differ significantly. At September 30, 2010 and December 31, 2009, the accounts receivable contractually due beyond one year from the respective balance sheet dates totaled approximately $1.9 million and $2.8 million, respectively.

NOTE C – Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on actual inventory levels. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates. Since these estimates may be affected by factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuations.

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $51.7 million at September 30, 2010.  Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and are also reduced by $7.6 million for outstanding letters of credit at September 30, 2010, resulting in a net availability of $34.1 million.  There were no borrowed amounts outstanding under the Credit Agreement at September 30, 2010. We are in compliance with the terms of the Credit Agreement at September 30, 2010 and there exists no default or event of default.  The Credit Agreement has provisions for commitment fees on unused amounts and terminates in December 2011.

NOTE E – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a year to date adjustment.

The effective tax rates for the nine months ended September 30, 2010 and 2009 were 2.8% and (2.5)%, respectively.  The income tax expense or benefit that would otherwise be recognized was virtually offset by a change in the valuation allowance for deferred taxes. Accordingly, the resulting tax expense is for Texas state tax, which is based on gross profit and not pre-tax income or loss.

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature.  The assets related to our self-directed, non-qualified deferred compensation plan for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique.  These assets totaled approximately $1.6 million at September 30, 2010 and $1.5 million at December 31, 2009 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

The following is a reconciliation of the earnings (loss) and number of shares used in calculating the diluted earnings (loss) per share for Common Stock and Class A Common Stock (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Common:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	1,011	411	2,462	(10,950)
Basic	1,011	411	2,462	(10,950)
Class A Common earnings (loss)	176	90	473	(2,394)
Diluted	$1,187	$501	$2,935	$(13,344)

Class A Common:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	176	90	473	(2,394)
	$176	$90	$473	$(2,394)

Denominator:
Common:
Weighted average shares outstanding - basic	18,472	17,437	18,040	17,386
Assumed conversion of Class A Common Stock	3,371	3,983	3,637	3,991
Dilutive options, awards and common stock equivalents	170	187	278	—

Total weighted-average diluted Common Stock	22,013	21,607	21,955	21,377

Class A Common:
Weighted average shares outstanding	3,371	3,983	3,637	3,991

We did not include in the computation of diluted earnings (loss) per share for the three months ended September 30, 2010 and 2009 approximately 1,203,000 and 1,746,000 shares, and for the nine months ended September 30, 2010 and 2009 approximately 882,000 and 2,029,000 shares, respectively. These shares represent underlying stock options, awards and common stock equivalents that would be anti-dilutive if included.

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

Net pension costs included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Service cost-benefits earned during period	$25	$14	$75	$71
Interest cost on projected benefit obligations	1,001	1,019	3,003	3,015
Expected return on plan assets	(946)	(849)	(2,838)	(2,554)
Amortization of prior service costs	52	52	156	157
Amortization of actuarial loss	201	336	603	871

Net pension costs	$333	$572	$999	$1,560

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  We made a $3.1 million contribution to our qualified pension plan in 2010.

NOTE I – Comprehensive Income

Comprehensive income (loss) represents net earnings (loss) plus any revenue, expenses, gains or losses that are specifically excluded from net income and recognized directly as a component of stockholders’ equity.

The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$1,187	$501	$2,935	$(13,344)
Other comprehensive income	303	50	910	151
Comprehensive income (loss)	$1,490	$551	$3,845	$(13,193)

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

Sales for the third quarter of 2010 increased $5.2 million or 3.4% as compared to the prior year period and comparable store sales increased 4.3% or $6.4 million.  The remaining $1.2 million of the change in sales in the third quarter of 2010 was from new, closed and otherwise non-comparable stores.  Sales for the first nine months of 2010 increased $32.4 million or 7.6% as compared to the prior year period and comparable store sales increased 9.0% or $ 37.4 million.  The remaining $5.0 million of the change in sales in the first nine months of 2010 was from new, closed and otherwise non-comparable stores.  Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

The third quarter of 2010 was our fourth consecutive quarter of positive comparable store sales.  These increases are relative to the very difficult sales environment last year.  Consumer confidence has trended lower since the beginning of 2010 and the economic recovery is very modest.  These factors combined with an extremely weak housing market create a very difficult environment for the retail home furnishings industry.

Gross Profit

Gross profit for the third quarter of 2010 was 51.3%, compared to 52.1% in the prior year period.  This decrease is primarily the result of a $0.4 million (0.3% of sales) increase in our LIFO reserve compared to a $0.5 million (0.3% of sales) decrease in the reserve in 2009.  Increased cargo freight expenses have impacted our product costs.  It is difficult to recover these types of increases in our retail pricing in the same time frame that they are recognized under the LIFO inventory costing method.

Gross profit for the nine months ended September 30 was 51.5% in 2010 and 2009.  Improvements in gross profit generated by product mix and pricing discipline were offset in part by the impact of the $1.0 million increase in the LIFO reserve in 2010 compared to a $0.5 million reduction in 2009.

We plan to remain competitive, but not overly aggressive with our pricing structure, as we strive to maintain our gross profit margin for the full year at or near the third quarter level.

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

Our third quarter 2010 SG&A costs as a percent of sales decreased 1.1% to 50.4% from 51.5% in the prior year period.  SG&A costs for the nine months ended September 30, 2010 were 3.6% as a percent of sales lower at 50.9%, compared to 54.5% in the prior year period.

Selling expenses generally vary with sales volume, and were relatively flat as a percent of net sales for the third quarter and first nine months of 2010 as compared to the prior year periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Occupancy costs are a significant portion of our SG&A costs and are generally fixed.  Depreciation expense included in occupancy costs was approximately $0.5 million and $1.8 million lower in the third quarter and nine months ended September 30, 2010, respectively compared to the prior year periods.  We plan to open a new store and close two locations in the fourth quarter.

Delivery and warehousing expenses included in SG&A for the third quarter of 2010 were relatively flat as a percent of net sales as compared to the prior year period.  In response to the lower sales levels experienced during the prior years, we adjusted routes and reduced total head count, equipment and related delivery expenses.  Delivery and warehouse expenses for the first nine months of 2010 as a percent of net sales were relatively flat compared to the prior year due to cost control efficiencies which offset higher fuel costs.

Our advertising and marketing expenses were up 0.7% as a percent of net sales in the third quarter of 2010 and relatively flat for the first nine months of 2010 as compared to the prior year periods. We expect our fourth quarter total dollar spend will be modestly higher than the third quarter level.

Our administrative costs were down $0.8 million for the third quarter of 2010 compared to 2009 and down $2.1 million for the nine months ended September 30, 2010, as compared to the prior year period due in large part to reductions in compensation.

The majority of the overhead cost reduction plans we have implemented were substantially complete by the second half of 2009.  We expect the dollar level of SG&A expenses for the last quarter of 2010 to increase over the same period last year.  This increase is primarily related to the costs of a new store, the expense portion of remodelings and spending on advertising.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue and it is more cost effective than outsourcing.  We offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables; accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the third quarter 2010 were no interest offers requiring 18 or 24 monthly payments.

The following summarizes credit service charge revenue, the financing vehicles used, accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Credit service charge revenue	$167	$267	$566	$971
Amount financed as a % of sales:
Havertys	6.2%	6.0%	6.0%	6.0%
Third-party	32.9%	38.6%	32.1%	37.3%
	39.1%	44.6%	38.1%	43.3%

	September 30,
	2010	2009
Accounts receivable	$15,064	$16,565
Allowance for doubtful accounts	750	1,100
Allowance as a % of accounts receivable	5.0%	6.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The allowance is $0.4 million lower than the balance a year ago due to the reduction in total accounts receivable, lower write off experience and a more than proportionate reduction of the total dollars in delinquent and problem categories.

The third-party provider’s receivables portfolio was purchased in October 2010 and subsequent financings are currently being transitioned to the acquiror.

Interest, net

Interest, net is primarily comprised of interest expense on our lease obligations and commitment fees on our unused credit facility.

Provision for Income Taxes

Our tax rate for the nine months ended September 30, 2010 and 2009 was 2.8% and (2.5)%, respectively.  The tax expense or benefit generated during the periods was virtually offset by changes in our deferred tax valuation allowance.

The income tax expense for the third quarter of 2010 includes a decrease to our deferred tax valuation allowance of $0.4 million, an increase of $0.02 in per share earnings compared to the prior year period increase in the allowance of $0.1 million, a negligible impact on per share earnings.  The income tax expense for the nine months ended September 30, 2010 includes a reduction in the allowance of $1.1 million, an increase of $0.05 in per share earnings compared to the prior year period increase in the allowance of $5.2 million, which decreased earnings $0.24 per share.

The tax expense reported for 2010 and 2009 is for Texas state taxes which are based on gross profit and not pre-tax income or loss.

We continue to review the realizability of our deferred income tax assets in determining the appropriateness of the related valuation allowance.

Store Plans and Capital Expenditures

We did not renew the leases for our Albany, Georgia and Fredericksburg, Virginia locations and closed those stores in the first quarter of 2010.  We closed our store in Bowling Green, Kentucky at the end of the third quarter and will close our Abilene, Texas store in the fourth quarter of 2010 to coincide with the end of their lease terms.  We entered the Columbus, Georgia market with a single store in October 2010.  These, and other changes, should reduce net selling space in 2010 by 1.6%.

Our planned annual expenditures for 2010 are $13.5 million including $5.0 million for new stores and store improvements and $7.2 million for information technology.

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

Our $60.0 million revolving credit facility (the “Credit Agreement”) with two banks terminates in December 2011.  The Credit Agreement is secured by inventory, accounts receivable and cash. The borrowing base at September 30, 2010 was $51.7 million.  Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and are also reduced by $7.6 million for outstanding letters of credit at September 30, 2010, resulting in a net availability of $34.1 million. There is no amount outstanding and there were no borrowings under the Credit Agreement during the nine months ended September 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary of Cash Activities

Our cash flows provided by operating activities totaled $26.8 million in the first nine months of 2010 compared to $38.4 million for the same period of 2009.  This decrease was due to larger reductions in 2009 of accounts receivable and inventory offset by earnings in 2010 versus a loss in 2009.  For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $6.7 million in the first nine months of 2010 versus $4.8 million provided in the same period of 2009.  This decrease is primarily due to proceeds of $6.6 million from a sale-leaseback transaction in 2009 and an increase of $5.0 million in capital expenditures.

Our cash flows provided by financing activities totaled $2.5 million in the first nine months of 2010 compared to $0.7 million used for the same period of 2009.  This change is primarily due to $3.3 million in proceeds from exercises of stock options in 2010.

Balance Sheet Changes for the Nine Months Ended September 30, 2010

Our balance sheet as of September 30, 2010, as compared to our balance sheet as of December 31, 2009, changed as follows:

•	increase in cash of $22.6 million;
•	decrease in inventories of $5.1 million as we adjusted purchases and operating levels and increased the LIFO reserve $1.0 million;
•	decrease in property and equipment of $3.8 million as depreciation expense outpaced capital expenditures;
•	increase in customer deposits of $3.8 million due to timing of written business to delivery of product to customer and increased level of cash and credit card sales; and
•	decrease in other liabilities of $4.2 million due primarily to our $3.1 million contribution to reduce our pension plan liability.

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

Item 4.                      Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

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

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective May 12, 2010 (Exhibit 3.2 to our Second Quarter 2010 Form 10-Q).
*10.1

Credit Agreement, dated December 22, 2008, by and among the financial institutions party hereto as Lenders, SunTrust Bank, as the Issuing Bank and SunTrust Bank, as the Administrative Agent, and SunTrust Robinson Humphrey, Inc. as Lead Arranger.

*10.9

Lease Agreement dated July 26, 2001; Amendment No. 1 dated November, 2001 and Amendment No. 2 dated July 29, 2002 between Haverty Furniture Companies, Inc. as Tenant and John W. Rooker, LLC as Landlord.  Amendment No. 3 dated July 29, 2005 and Amendment No. 4 dated January 22, 2006 between Haverty Furniture Companies, Inc. as Tenant and ELFP Jackson, LLC as predecessor in interest to John W. Rooker, LLC as Landlord.

*10.10	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord.
*10.11	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord.
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 4, 2010	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer