Form 10-K
period 2010-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2011-03-04
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $248,765,675 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).

There were 18,537,025 shares of common stock and 3,331,265 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2011 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the year ended December 31, 2010

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

Forward-looking statements include, but are not limited to:

•	projections of revenues, costs earnings per share, capital expenditures or other financial measures;
•	descriptions of anticipated plans or objectives of our management for operations or products;
•	forecasts of performance; and
•	assumptions regarding any of the foregoing.

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

Overview

Havertys is a specialty retailer of residential furniture and accessories. Our founder, J.J. Haverty began the business in 1885 in Atlanta, Georgia with one store and made deliveries using horse-drawn wagons. The Company grew to 18 stores and accessed additional capital for growth through its initial public offering in October 1929.

Havertys has grown to over 100 stores in 17 states in the Southern and Midwest regions. All of our retail locations are operated using the Havertys name and we do not franchise our stores. Our customers are generally college educated women in middle to upper-middle income households. Our brand recognition is very high in the markets we serve and consumer surveys indicate Havertys is associated with a high level of quality, value and service.  We provide our customers a wide selection of products and styles and virtually all of the furniture merchandise we carry bears the Havertys brand. We also offer the nationally well-known bedding product lines of Sealy®, Serta® and Tempur-Pedic®.  Our merchandise presentation is tailored to the needs and tastes of the local markets we serve emphasizing more “coastal,” “western” or “urban” looks as appropriate.

We have avoided utilizing lower quality, promotional price-driven merchandise favored by many national chains, which we believe would devalue the Havertys brand with the consumer.  As an added convenience to our customers, we offer financing through an internal revolving charge credit plan or by a third-party finance company.

Revenues

The following table sets forth the approximate percentage contributions by product and service to our gross revenues for the past three years:

	Year ended December 31,
	2010	2009	2008
Merchandise:
Living Room Furniture	47.9%	48.4%	48.2%
Bedroom Furniture	20.1	20.4	21.4
Dining Room Furniture	11.2	11.4	11.7
Bedding	11.4	10.1	9.4
Accessories and Other (1)	9.3	9.5	9.0
Credit Service Charges	0.1	0.2	0.3
	100.0%	100.0%	100.0%

(1)       Includes delivery charges and product protection.

Stores

As of December 31, 2010, we operated 118 stores serving 79 cities in 17 states with approximately 4.2 million retail square feet.  We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings.  The store’s curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise.  Interior details such as floor surfaces, lighting and music are carefully selected as backgrounds for a pleasant and inviting shopping experience.  We are currently refreshing many of our locations with improved merchandise layouts, new paint colors and in-store signage.  This effort, which we named “Bright Inspirations,” began in 2010 and will continue through 2012.

The downturn in the retail sector has generated a number of available “empty boxes” and we are considering select locations within our geographic footprint.  We are also evaluating our existing stores for relocation or closure.  We expect any net increases in 2011 in our retail square footage to be relatively minor.

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

Our website features a variety of shopping tools including customized merchandise views, room planners and delivery availability.  We also have a large number of product reviews written by our customers which are gaining importance to shoppers.  Our site allows consumers to develop “wish lists,” place orders on-line and set delivery of their purchases.   Post-purchase features include “follow the truck” for deliveries and other customer service opportunities.  Our website received approximately 6.2 million unique visitors during 2010, a 4.5% increase over 2009.  Visitors spent 3.5% longer than in 2009 and our products were viewed 13.2 million times, an 8.4% increase over 2009.

Suppliers

We have developed strong relationships with our suppliers and believe that we receive excellent pricing and service from our key vendors due to the volume and reliability of our purchase commitments.  We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 53% of our purchasing spending during 2010.   Wood products, or “case goods,” are generally imported from Asia, with less than 10% of our selected case goods at December 31, 2010 produced domestically.  Upholstered items are not as heavily imported, with the exception of our leather products.  Approximately 90% of our leather merchandise was imported from Mexico or Asia during 2010.

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

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of competitive price-oriented furniture store chains. In the current economic environment we believe that our customer segment responds cautiously to typical discount promotions that are not coupled with product quality and customer service. We believe our ability to make prompt delivery of orders through maintenance of inventory and to tailor merchandise to customers’ desires on a local market basis are significant competitive advantages. We also consider our experienced sales personnel and customer service as important factors in our competitive success.

Employees

As of December 31, 2010, we had approximately 3,100 employees: 2,350 in individual retail store operations, 150 in our corporate and credit operations, 40 in our customer-service call centers, and 560 in our warehouse and delivery points.  None of our employees are a party to any union contract.

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

Corporate Governance

We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of the code and additional information about our corporate governance guidelines are posted on our website.  Click on the “About Us” and then “Corporate Governance” buttons to find, among other things our Corporate Governance Guidelines and the charters of each of the committees of our board.

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

A large portion of our sales represent discretionary spending by our customers. A number of economic factors, including, but not limited to availability of consumer credit, interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of new and existing homes, and the level of mortgage refinancing, generally affect demand for our products. Higher unemployment rates, higher fuel and other energy costs, and higher tax rates adversely affect demand. The decline in economic activity and conditions in the markets in which we operate has, and may continue to, adversely affect our financial condition and results of operations for the foreseeable future.

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

Our products must appeal to our target consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to fashion trends relating to home furnishings. If we fail to identify and respond to these changes, our sales of these products may decline. In addition, we often make commitments to purchase products from our vendors in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell may have an adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.

We import a substantial portion of our merchandise from foreign sources. Changes in exchange rates or tariffs could impact the price we pay for these goods, resulting in potentially higher retail prices and/or lower gross profit on these goods.

During 2010, approximately 74% of our furniture purchases, on a dollar basis were for goods not produced domestically. All of these purchases were denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such price increases, if they occur, could have one or more of the following impacts:

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

We accept electronic payment cards in our stores and over the internet. Amounts tendered through payment card transactions increased from 50% of our sales in 2009 to 56% in 2010 and usage could continue to increase.

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

Our current revolving credit facility contains provisions which restrict our ability to, among other things, incur additional indebtedness, issue additional shares of capital stock in certain circumstances, incur certain types of liens, pay cash dividends, redeem capital stock, or make substantial asset sales. In addition, our obligations under the revolving credit facility are secured by interests in substantially all of our personal property, primarily our inventories, accounts receivable and cash, excluding store and distribution center equipment and fixtures. In the event of a significant loss in value of our inventory the amount available to borrow will be reduced.  In the event of insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

The terms of our current credit facility ends December 2011.  Our inability to secure replacement financing could adversely affect our operations.

We have not had outstanding borrowings under our credit facility since shortly after its origination in December 2008.  A replacement facility is necessary to provide financing for any potential expenditures that exceed cash flows generated from operations.

If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. We cannot assure you that additional financing on favorable terms can be obtained.

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes include estimates and assumptions made by Management that affect reported amounts. Actual results can differ materially from those estimates.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.       PROPERTIES

Stores
Our retail store space at December 31, 2010 totaled approximately 4.2 million square feet for 118 stores compared to 4.3 million square feet for 121 stores at December 31, 2009.  The following table sets forth the number of stores we operated at December 31, 2010 by state:

State	Number of Stores	State	Number of Stores
Florida	28	Kentucky	3
Texas	20	Maryland	3
Georgia	16	Arkansas	2
North Carolina	8	Ohio	2
Virginia	8	Indiana	1
Alabama	7	Kansas	1
South Carolina	7	Mississippi	1
Tennessee	6	Missouri	1
Louisiana	4

The 41 retail locations which we owned at December 31, 2010, had a net book value for land and buildings of $89.7 million.  Additionally, we have four leased locations with a net book value of $7.9 million which, due to financial accounting rules, are included in our financial statements.  The remaining 73 locations are leased by us with various termination dates through 2025 plus renewal options.

Distribution Facilities
We lease or own regional distribution facilities in the following locations:

Location	Owned or Leased	Approximate Square Footage
Braselton, Georgia	Leased	808,000
Coppell, Texas	Owned	238,000
Lakeland, Florida	Owned	226,000
Colonial Heights, Virginia	Owned	129,000
Fairfield, Ohio	Leased	50,000
Jackson, Mississippi	Leased	26,000
Memphis, Tennessee	Leased	30,000

We also use two smaller leased freestanding cross-dock facilities and five which are attached to retail locations.

Corporate Facilities
Our executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. These leased facilities contain approximately 48,000 square feet of office space on two floors of a suburban mid-rise office building. We also lease 7,000 square feet of office space in Chattanooga, Tennessee for our credit operations.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report under Item 7 of Part II.

ITEM 3.       LEGAL  PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our properties is the subject.

ITEM 4.      REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company’s common stock and Class A common stock are traded on the New York Stock Exchange under the trading symbols “HVT” and “HVTA”.  Information regarding the high and low sales prices per share of both classes of common stock in 2010 and 2009 is included in Note 16, “Market Prices and Dividend Information,” to the Company’s Consolidated Financial Statements.

Stockholders
The number of stockholders was approximately 2,550 for our common stock and 250 for our Class A common stock as of February 26, 2011.

Dividends
The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered.  We had paid a quarterly cash dividend since 1935 but given the general economic decline, the board suspended the dividend in the fourth quarter of 2008.  The board approved a dividend in the fourth quarter of 2009 and 2010.  Information regarding the payments of dividends in 2009 and 2010 is included in Note 16, “Market Prices and Dividend Information,” to our Consolidated Financial Statements.

Equity Compensation Plans
 Information concerning the Company’s equity compensation plans is set forth in Item 11 of Part II of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2005 and ended December 31, 2010.  The graph assumes an initial investment of $100 on January 1, 2005 and reinvestment of dividends.

	2005	2006	2007	2008	2009	2010

HVT	$100.0	$117.02	$72.84	$77.05	$113.62	$107.41
HVT-A	$100.0	$118.52	$73.34	$79.90	$114.20	$107.48
S&P 600 Index – Total Return	$100.0	$115.11	$114.77	$79.12	$99.35	$125.48
SIC Codes 5700-5799	$100.0	$104.21	$106.19	$57.02	$84.12	$94.40

 ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the Consolidated Financial Statements and Notes thereto included in Item 8 below.

	Year ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006
Net sales	$620,331	$588,264	$691,079	$784,613	$859,101
Gross profit	318,767	305,498	357,089	389,750	426,155
Percent of net sales	51.4%	51.9%	51.7%	49.7%	49.6%
Selling, general and administrative expenses	311,897	310,523	364,080	391,105	404,518
Percent of net sales	50.3%	52.8%	52.7%	49.8%	47.1%
Income (loss) before income taxes	8,673	(5,408)	(6,532)	1,944	25,624
Net income (loss) 1	8,444	(4,179)	(12,101)	1,758	16,000
Basic net earnings (loss) per share:
Common Stock	$0.39	$(0.20)	$(0.57)	$0.08	$0.72
Class A Common Stock	0.37	(0.19)	(0.55)	0.07	0.67
Diluted net earnings (loss) per share:
Common Stock	0.38	(0.20)	(0.57)	0.08	0.70
Class A Common Stock	0.36	(0.19)	(0.55)	0.07	0.67
Cash dividends:	2,168	473	4,246	5,979	6,014
Amount per share:
Common Stock	0.100	0.0225	0.2025	0.270	0.270
Class A Common Stock	0.095	0.0200	0.1875	0.250	0.250
Accounts receivable, net	$14,366	$16,143	$26,383	$66,751	$78,970
Credit service charges	717	1,210	1,974	2,450	2,823
Provision for doubtful accounts	380	978	1,654	1,328	656
Inventories	$91,938	$93,301	$103,743	$102,452	$124,764
Capital expenditures	$14,053	$3,259	$9,544	$13,830	$23,640
Depreciation/amortization expense	16,859	19,346	21,603	22,416	21,663
Property and equipment, net	175,511	176,363	197,423	209,912	221,245
Total assets	$370,239	$360,933	$363,393	$421,937	$469,754
Total debt	$9,099	$7,183	$7,494	$28,684	$50,449
Interest expense (income), net	815	805	390	(1,307)	(363)
Accounts receivable, net to debt	157.9%	224.7%	352.1%	232.7%	156.6%
Debt to total capital	3.5%	2.9%	3.0%	9.3%	14.7%
Stockholders’ equity	$253,182	$244,557	$244,968	$278,845	$291,923
Shares outstanding (in thousands):
Common Stock	18,512	17,519	17,291	17,308	18,473
Class A Common Stock	3,331	3,908	4,032	4,136	4,202
Total shares	21,843	21,427	21,323	21,444	22,675
Other Supplemental Data:
Employees	3,100	3,000	3,600	4,200	4,500
Retail sq. ft. (in thousands)	4,230	4,278	4,292	4,324	4,208
Number of retail locations	118	121	122	123	120
Annual net sales per weighted average sq. ft.	$148	$139	$160	$186	$206

(1)
During the fourth quarter of 2008 we recorded an $8.2 million charge to income tax expense to record a valuation allowance on certain of our deferred tax assets.  For additional information see page 18 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The longer lead times required for deliveries from overseas factories and the production of merchandise exclusively for Havertys makes it imperative for us to have both warehousing capabilities and effective supply chain control.  Our Eastern Distribution Center has sufficient capacity to store imported goods and flow product from our domestic upholstery suppliers.  Our distribution facilities are currently under utilized due to the severe recession in retail home furniture sales.  We believe our infrastructure could service $1 billion in sales.  During 2008 and 2009 we made significant reductions in our warehouse and distribution workforce in response to the lower sales levels and implemented the use of certain technologies to increase productivity.  Our merchandising and advertising teams provide input to the ordering process such that we currently have overall inventory levels within an appropriate range and have reduced the amount of written sales awaiting product for delivery.  Advancements in the availability of real-time information allow our supply chain team to more closely follow our import orders from the manufacturing plant through each stage of transit.  Using this tool we can more accurately set customer delivery dates prior to receipt of product.

Cash flows continued to be strong during 2010 as we reduced costs and managed our inventories and generated a $13.6 million increase in cash.  Our total debt to total capital was 3.5% at December 31, 2010.

Operating Results

The following table sets forth for the periods indicated selected statement of operations data, expressed as a percentage of net sales:

	Percentage of Net Sales
	2010	2009	2008
Net Sales	100.0%	100.0%	100.0%
Cost of sales	48.6	48.1	48.3
Gross profit	51.4	51.9	51.7
Credit service charges	0.1	0.2	0.3
Selling, general and administrative expenses	50.3	52.8	52.7
Provision for doubtful accounts	0.1	0.2	0.2
Income (loss) before income taxes	1.4	(0.9)	(0.9)
Net income (loss)	1.4	(0.7)	(1.8)

Net Sales

Total sales increased $32.1 million or 5.5% in 2010 and declined $102.8 million or 14.9% in 2009.  Comparable store sales increased 7.0% or $40.3 million in 2010 and declined 14.2% or $94.6 million in 2009.  The remaining $8.2 million of the changes in both 2010 and 2009 were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2010			2009			2008
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$156.0	8.2%	10.1%	$144.2	(22.1)%	(22.9)%	$185.2	(3.1)%	(6.3)%
Q2	145.1	11.9	13.2	129.7	(23.0)	(22.6)	168.4	(10.0)	(12.7)
Q3	157.1	3.4	4.3	151.9	(13.5)	(11.9)	175.6	(12.5)	(14.9)
Q4	162.1	(0.2)	1.9	162.4	0.4	2.0	161.9	(21.3)	(22.6)
Year	$620.3	5.5%	7.0%	$588.3	(14.9)%	(14.2)%	$691.1	(11.9)%	(14.3)%

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

Sales in 2009 continued to fall as housing sales, one driver of furniture purchases, remained at historically low levels.  Home values declined and lending tightened such that consumers had less access to funding for large discretionary purchases.  We continued to promote longer term no interest financing but for somewhat shorter periods.  We highlighted more of our price point sensitive items within our merchandise line-up and showcased their value to appeal to the more cost conscious consumer.

Sales in 2010 rebounded from 2009 levels and were particularly strong during the first half of the year.  We had strong gains in our bedding sales and improvements across all product categories.  Furniture for the often used public living spaces outpaced master bedroom and formal dining rooms.  Our average ticket for 2010 was slightly lower than in 2009 as more cost conscious customers responded to our values.

2011 Outlook
There are no current indications that the very difficult macro environment for big ticket home furnishings is improving in the near term.  Consumers are beginning to show more interest in higher price point products.  We expect to continue to gain share as weak competitors exit the markets we serve.  Our total sales for 2011 and comparable store sales are expected to be positive given the severity of the previous declines, but we believe total sales will still be below our 2008 levels.

Gross Profit

Year-to-Year Comparisons
Gross profit as a percentage of net sales declined to 51.4% in 2010 compared to 51.9% in 2009.  This decrease is primarily the result of modest inflation and a $1.5 million (0.2% of sales) increase in our LIFO reserve compared to a $1.1 million (0.2% of sales) decrease in the reserve in 2009.

Gross profit as a percentage of net sales was relatively flat in 2009 compared to 2008.  Strengthened inventory management reduced the impact of close-out and damaged merchandise by approximately $2.5 million in 2009 compared to 2008.  The impact of the change to our LIFO reserve was approximately a $1.1 million benefit in 2009 compared to a $1.0 million expense in 2008.  These changes, along with improvements generated by new products, helped offset much of the impact from promotional pricing discounts on our gross profit.

2011 Outlook
We anticipate increasing freight costs and labor rates for our suppliers will generate pressure on product costs which may be difficult to initially recover in our retail pricing.  Our merchandising strategy will be similar to prior years using promotional pricing selectively during traditional holiday and other sales events or to highlight specific products or categories. We expect that annual gross margins for 2011 will be similar to our annual 2010 levels.

Selling, General and Administrative Expenses

SG&A expenses are comprised of five categories:  selling; occupancy; delivery and certain warehousing costs; advertising and administrative.  Selling expenses primarily are comprised of compensation of sales associates and sales support staff, and fees paid to credit card and third-party finance companies.  Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expense and utility costs.  Delivery costs include personnel, fuel costs, and depreciation and rental charges for rolling stock.  Warehouse costs include supplies, depreciation and rental charges for equipment.  Advertising expenses are primarily media production and space, direct mail costs, market research expenses, employee compensation and agency fees.  Administrative expenses are comprised of compensation costs for store management, information systems, executive finance, merchandising, supply chain, real estate and human resource departments.

Year-to-Year Comparisons
Our SG&A costs increased $1.4 million or 0.4% for 2010 compared to 2009, demonstrating the available leverage of expenses as sales increased 5.5% in 2010.  Total SG&A costs, as a percentage of net sales were 50.3% for 2010 as compared to 52.8% in 2009 and 52.7% in 2008.

Selling expenses generally vary with sales volume.  The amounts paid for bank card charges depends upon how many customers choose that payment option.  The cost of our third-party financing offers will vary based on usage and the types of credit programs we offer and those selected by our customers.  These costs remained relatively flat as a percentage of net sales over the past three years.

Occupancy costs in 2010 decreased $3.7 million from 2009 primarily due to reductions in depreciation, property taxes and utilities. Occupancy expenses decreased $4.8 million in 2009 over 2008 largely due to reductions in depreciation and facility closing costs partially offset by increases in store rents.

Warehouse expenses increased $2.2 million in 2010 compared to 2009 as transportation and variable wages and labor costs rose as business conditions improved. Warehouse expenses in 2009 were $7.3 million lower than in 2008 as sales declined and personnel costs were reduced.

Delivery costs in 2010 were relatively flat compared to 2009 despite a 5.5% increase in sales due to reductions in insurance costs offset by increases in fuel prices.  Delivery costs decreased in 2009 by approximately $8.8 million from 2008 levels reflecting the reductions made in our delivery teams as our business weakened.

Total advertising and marketing costs as a percentage of sales were 6.7% for 2010, 6.6% for 2009 and 7.0% for 2008.  We increased our spending $2.8 million in 2010 anticipating a rebounding consumer interest in home furnishing purchases.  During 2010 we increased our television advertising and the frequency of our newspaper circular inserts.  Our spending decreased $9.5 million in 2009 from 2008.  We adjusted our advertising mix in 2009 with less focus on newspaper and more on direct mail and increased the frequency of our television advertising over fewer days. We continue to focus on television branding messages, targeted mail and electronic advertising.

Administrative costs decreased $2.2 million or 3.0% for 2010 versus 2009 due primarily to continued reductions in compensation costs.  Administrative costs decreased $9.0 million or 11.1% for 2009 compared to 2008 due primarily to reductions in staffing levels and related compensation costs which were partially offset by increased pension costs.

2011 Outlook
The fixed and discretionary type expenses within SG&A for the full year of 2011 are expected to be approximately $207 million to $208 million, or a 1.5% increase compared to those same costs in 2010.  The main increases in this category are for group medical costs, compensation, store remodeling and advertising expenses.

Variable costs within SG&A are expected to be 17.5% to 18.0% as a percent of sales for 2011 based on modest increases in fuel costs used to make home deliveries.

We expect that total SG&A expenses for 2011 will be slightly lower than 2010 levels as a percentage of net sales as we leverage our fixed costs and contain spending.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The following highlights the changes in credit service charge revenue, credit promotions, related accounts receivable and allowance for doubtful accounts (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Credit Service Charges	$717	$1,210	$1,974
Amount Financed as a % of Sales:
Havertys	6.1%	6.2%	8.1%
Third Party	32.8	37.0	36.3
	38.9%	43.2%	44.4%

% Financed by Havertys:
No Interest for 12 Months	64.1%	64.6%	62.2%
No Interest for < 12 Months	5.0	4.9	10.3
Other	30.9	30.5	27.5
	100.0%	100.0%	100.0%

Accounts receivable	$15,066	$17,143	$28,083
Allowance for doubtful accounts	$700	$1,000	$1,700
Allowance as a % of accounts receivable	4.6%	5.8%	6.1%

Our credit service charge revenue has continued to decline as our receivables portfolio is reduced and customers choose credit promotions with no interest features.

The in-house financing program most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments.  This program generates very minor credit revenue, but incurs lower bad debts relative to our other in-house credit programs offered in prior years.  In addition, we offer our customers different credit promotions through a third-party credit provider.  Sales financed by this provider are not Havertys’ receivables, and accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys.  The most popular programs offered through the third-party provider for 2010 were no interest offers requiring 18 to 24 monthly payments.  These offers have an interest accrual that is waived if the entire balance is paid in full by the end of the no interest period.

The allowance as a percent of total accounts receivable decreased in 2010 as we experienced improvement in the delinquency and problem category percentages.  The dollar amount of the allowance is also lower compared to 2009 due to the reduction in total accounts receivable.

Interest Expense, Net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt and the amortization of the discount on the Company’s receivables which have no interest terms for greater than 12 months.  The following table summarizes the components of interest expense (income), net (in thousands):

	Year Ended December 31,
	2010	2009	2008

Interest on debt	$949	$973	$1,997
Amortization of discount on accounts receivable	—	(56)	(1,351)
Other, including capitalized interest and interest income	(134)	(112)	(256)
	$815	$805	$390

Interest expense on debt decreased in 2010 and 2009 as average debt decreased and the effective interest rate was relatively unchanged.

We ceased offering our customers in-house interest free credit programs greater than 12 months at the beginning of 2008. We had discounted the receivables originated under those programs and the amortization was recorded to interest expense over the life of the receivable.

Provision for Income Taxes

Our effective tax rate was 2.6%, 22.7% and (85.3)% for 2010, 2009 and 2008, respectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of our income tax expense to the federal income tax rate.

Our 2010 rate included the favorable impact of $3.1 million related to the release of a portion of our deferred tax asset valuation allowance.  We will release amounts from our reserve if it becomes more-likely-than-not we will be able to utilize the unreserved portion of our deferred tax assets.  We have approximately $16.7 million in our valuation allowance for deferred tax assets at December 31, 2010.

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

Our 2008 rate included the unfavorable impact of $8.2 million related to our deferred tax asset valuation allowance.  During the fourth quarter of 2008 we increased the valuation allowance by $14.7 million.  We charged $8.2 million to tax expense and the portion of the increase related to our pension plan of $6.5 million was charged to accumulated other comprehensive loss.  The tax rate was also positively impacted by $276,000 related to changes in the reserve for uncertain tax positions.

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

Our $60 million revolving credit facility (the “Credit Agreement”) is with two banks and terminates in December 2011.  The Credit Agreement is secured by our inventory, accounts receivable and cash, and should provide more flexibility during this difficult economic cycle.  There were no amounts outstanding under the Credit Agreement at December 31, 2010.  We had letters of credit in the amount of $7.6 million outstanding at December 31, 2010 and these amounts are considered part of the Credit Agreement’s usage.  Our net availability was $40.5 million at December 31, 2010.  See Note 5 in the Notes to Consolidated Financial Statements included herein under Item 8, “Financial Statements and Supplementary Data.”

We will be meeting with lenders during 2011 to obtain a renewal of or replacement financing for our revolving credit facility.  We expect such financing will be on terms that are at least as favorable or more favorable for the Company than the present facility expiring in December 2011.

During 2010, we continued to use our available cash flow and had no borrowings under the Credit Agreement.  We had no funded debt outstanding at December 31, 2010 and our long-term debt-to-total capital ratio was 3.5%.

Summary of Cash Activities
2010
Our principal source of cash consisted of $24.2 million derived from operations.  Our primary use of cash was for capital expenditures totaling $14.1 million.

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

Operating Activities
2010 versus 2009
Our net cash derived from operating activities decreased $14.3 million in 2010 to $24.2 million.  This was the result of generating $20.2 million less compared to 2009 from changes in our operating assets and liabilities and a $12.6 million increase in our net income. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

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

Investing Activities
2010 versus 2009
Our net cash used in investing activities increased $14.6 million in 2010 to $11.2 million.  We made capital investments of $14.1 million in 2010 compared to only $3.3 million in 2009.  Our proceeds from property sales were $2.9 million in 2010 compared to a $6.6 million sale-leaseback transaction in 2009.
For a summary of our capital asset investments for the years ended December 31, 2010 and 2009, refer to our Store Expansion and Capital Expenditures discussion below.

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

Financing Activities
2010 versus 2009
Our net cash provided by financing activities increased $1.7 million in 2010 to $0.6 million from a use of cash of $1.2 million in 2009.  Proceeds from exercise of stock options increased $3.2 million and dividends paid increased $1.7 million during 2010 compared to 2009.

2009 versus 2008
Our net cash used in financing activities decreased $27.2 million in 2009 to $1.2 million from $28.4 million in 2008.  We decreased our long-term debt and lease obligations by $0.3 million during 2009 compared to $21.2 million in 2008. During 2009, we paid dividends of $0.5 million compared to $4.2 million in 2008.

Financial Position
Assets
2010 versus 2009
Accounts receivable decreased $2.1 million, or 12.1%, to $15.1 million at December 31, 2010.  This decrease is the result of our customers choosing to use other payment methods. Inventory decreased $1.4 million, or 1.5%, to $91.9 million at December 31, 2010.  The change is primarily due to the increase in the LIFO valuation reserve.

Liabilities and Stockholders’ Equity
2010 versus 2009
Accounts payable decreased $1.0 million at December 31, 2010 due to the timing of purchases in the fourth quarter and related payments.  Accrued liabilities increased $1.1 million primarily due to accruals for compensation costs increasing $0.8 million in 2010 compared to 2009.

Off-Balance Sheet Arrangements

We do not generally enter into off-balance sheet arrangements.  We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements for any period during the three years ended December 31, 2010.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2010 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$12,370	$1,032	$2,094	$2,187	$7,057
Operating leases	242,415	30,634	56,349	47,253	108,179
Other liabilities	1,017	358	659	—	—
Purchase obligations	51,321	51,321	—	—	—
Total contractual obligations	$307,123	$83,345	$59,102	$49,440	$115,236

(1)
These amounts are for our lease obligations recorded in our consolidated balance sheet, including interest amounts.  For additional information about our leases, refer to Note 8 of the Notes to the Consolidated Financial Statements.

Store Expansion and Capital Expenditures

We have entered several new markets and made continued improvements and relocations of our store base.  The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2010		2009		2008
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	1	29	1	31	4	119
Expansions	3	42	—	—	—	—
Closed	4	119	2	45	5	151
Year end balances	118	4,230	121	4,278	122	4,292

The following table summarizes our store activity in 2010.

Location	Month Opened	Month Closed	Category
Fredericksburg, VA	—	January	Store Closure
Albany, GA	—	January	Store Closure
Bowling Green, KY	—	September	Store Closure
Columbus, GA	October	—	New Market
Abilene, TX	—	December	Store Closure

Our plans for 2011 include opening one or two new stores in new markets, three store relocations and closing one additional store during 2011.  These changes should increase net selling space in 2011 by approximately 1% assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2010, 2009 and 2008 and planned outlays for 2011 are categorized in the table below.  Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2011	2010	2009	2008
Stores:
New stores	$5,100	$1,300	$300	$1,600
Remodels/expansions	3,900	3,800	—	4,400
Other improvements	3,100	1,700	1,400	900
Total stores	12,100	6,800	1,700	6,900
Distribution	500	500	100	700
Information technology	2,600	6,800	1,500	1,900
Total	$15,200	$14,100	$3,300	$9,500

Cash balances, funds from operations, proceeds from sales of properties and use of our Credit Agreement are expected to be adequate to finance our 2011 capital expenditures.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Accounts Receivable.  We are required to estimate the collectability of our accounts receivable.  We provide an allowance for doubtful accounts using a method that considers the balances in problem and delinquent categories, historical write-offs and judgment.  Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment.  Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.  We assess the adequacy of the allowance at the end of each quarter.

The year end 2009 allowance was $1.0 million or 5.8% of total accounts receivable.  Write offs, net of recoveries for 2010 were $0.7 million, a significant improvement from the higher levels of $1.7 million for 2009 and $2.1 million for 2008 which had been the most difficult part of the recession.  The total dollar amount and severity of delinquencies also improved during 2010. The methodology we use to determine an adequate allowance is applied consistently to ending accounts receivable balances and is based on historical trends and the specific delinquencies and status of accounts as of the balance sheet date.  These improvements impacted the calculation for 2010, such that the $0.7 million ending allowance was only 4.6% of total accounts receivable, a 21% reduction from the 5.8% percentage at the prior year end.

While our customer base is large and geographically dispersed, the economic conditions affecting our target customers could result in higher than expected defaults, and therefore the need to revise estimates for bad debts.  A one-percentage-point increase in the delinquency rate assumption would impact 2010 expense by approximately $36,000, a 9.4% change.  We believe that the allowance for doubtful accounts as of December 31, 2010 is reasonable in light of portfolio balance, portfolio quality, historical charge-offs and reasonable charge-off forecasts.

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

We account for closed store and warehouse lease termination costs in the period we close a store or warehouse, by recording as an obligation the estimated costs that will not be recovered.  These costs include any estimated loss on the sale of the land and buildings, the book value of any abandoned leasehold improvements and the present value of amounts for future lease payments, less any estimated sublease income.  At December 31, 2010 and 2009, our reserve for facility closing costs approximated $44,000 and $843,000, respectively.  In the future, these costs could increase or decrease based upon general economic conditions in specific markets including the impact of new competition, the fair market value of owned properties, our ability to sublease facilities and the accuracy of our related estimates.

Leases.  Many of our stores and distribution centers are operated from leased facilities under operating lease agreements.  The substantial majority of these leases contain predetermined fixed escalations of the minimum rentals during the term of the lease.  For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties.  We record the difference between the amounts charged to operations and amounts paid as deferred escalating minimum rent.  The liability for deferred escalating minimum rent is included as a component of other long-term liabilities and approximated $11,387,000 and $11,674,000 at December 31, 2010 and 2009, respectively.   In connection with leases for which there are significant construction activities other than normal leasehold improvements, we analyze these transactions to determine if we meet the accounting criteria for being deemed the owner of the building.

Pension and Retirement benefits.  Pension and other retirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases and mortality rates.  The actuarial assumptions used in our pension and retirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and retirement benefit obligations.  While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results.  A one-percentage-point change in the discount rate would impact the 2010 expense for the defined benefit pension plan by approximately $570,000, an 81% change.  A one-percentage-point change in the expected return on plan assets would impact the 2010 expense for the defined benefit pension plan by approximately $532,000, a 75% change.  In addition, see Note 10 to the Notes to Consolidated Financial Statements for a discussion of these assumptions.

Self-Insurance.  We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims.  Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component.  The resulting estimate is discounted and recorded as a liability.  Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure that our methodology and assumptions are appropriate.  A one-percentage-point change in the actuarial assumption for the discount rate would impact 2010 expense for insurance by approximately $80,000, a 1.5% change.

Valuation Allowance of Deferred Tax Assets. We must assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more-likely-than-not” standard.  Due to the losses in the fourth quarter of 2008, and considering projections for 2009 we expected to be in a cumulative loss position in 2009.  We recorded a $14.7 million increase to a valuation allowance against substantially all of our net deferred tax assets during the fourth quarter of 2008.

We evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted.  During 2009 we increased the allowance by $0.7 million and during 2010 as we returned to profitability, we reduced the allowance by $2.0 million. While our recent performance and long-term financial outlook remains positive, based on the weight of the negative evidence, a valuation allowance is necessary at December 31, 2010.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential loss arising from adverse changes in the value of financial instruments.  The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates.  To manage the exposure related to this risk, we may use various derivative transactions.  As a matter of policy, we do not engage in derivatives trading or other speculative activities.  Moreover, we enter into financial instruments transactions with either major financial institutions or high credit-rated counterparties, thereby limiting exposure to credit and performance-related risks.

We have exposure to floating interest rates through our Credit Agreement.  Therefore, interest expense will fluctuate with changes in LIBOR and other benchmark rates.  We do not believe a 100 basis point change in interest rates would have a significant adverse impact on our operating results or financial position.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm, the Consolidated Financial Statements of Havertys and the Notes to Consolidated Financial Statements, and the supplementary financial information called for by this Item 8, are set forth on pages F-1 to F-25 of this report.  Specific financial statements and supplementary data can be found at the pages listed in the following index:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  Our management has evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective for the purpose of providing reasonable assurance that the information we must disclose in reports that we file or submit under the Securities Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2010.

Attestation Report of the Registered Public Accounting Firm.  Ernst & Young, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2010, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors
Haverty Furniture Companies, Inc.

We have audited Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Haverty Furniture Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Haverty Furniture Companies, Inc. and our report dated March 4, 2011 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 4, 2011

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information as of March 1, 2011, regarding our executive officers:

Name	Position with the Company	Age	Date Assumed an Executive Officer Position
Clarence H. Smith	President and Chief Executive Officer Director	60	May 1984
Steven G. Burdette	Executive Vice President, Stores	49	May 2003
J. Edward Clary	Senior Vice President, Distribution and Chief Information Officer	50	May 2003
Thomas P. Curran	Senior Vice President, Marketing	58	May 1999
Allan J. DeNiro	Senior Vice President, Chief People Officer	57	October 2004
Dennis L. Fink	Executive Vice President, Chief Financial Officer	59	January 1993
Richard D. Gallagher	Senior Vice President, Merchandising	49	February 2009
Rawson Haverty, Jr.	Senior Vice President, Real Estate and Development Director	54	May 1992
Jenny Hill Parker	Senior Vice President, Finance, Secretary and Treasurer	52	August 1996
Janet E. Taylor	Senior Vice President, General Counsel	49	September 2005

These officers are elected or appointed annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time. These individuals, except for Mr. Gallagher, have been executive officers of Havertys for the last five years.  Mr. Gallagher joined the Company in 1988 and has served in store and regional management positions and was named assistant vice president, store operations in 2004.  He was appointed vice president, merchandising in 2005 and senior vice president, merchandising in February 2009.  Rawson Haverty, Jr. and Clarence H. Smith are first cousins.

We have adopted a Code of Business Conduct and Ethics (the “Code”) for our directors, officers (including our principal executive officer, principal financial and accounting officer) and employees. The Code is available on our website at www.havertys.com.  In the event we amend or waive any provisions of the Code applicable to our principal executive officer or principal financial and accounting officer, we will disclose the same by filing a Form 8-K.  The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board and Committees” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 proxy statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information contained in our 2011 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2011 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Information regarding Beneficial Ownership of Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

The information contained in our 2011 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Transactions and Relationships” and “Corporate Governance – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Fees and Related Matters” in our 2011 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2010 and 2009
Consolidated Statements of Operations – Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008
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

Exhibit No.	Exhibit

10.10	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).

10.11	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).

+10.12	Form of Stock-Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated February 12, 2008).

+10.13	Form of Stock-Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated February 2, 2009).

+10.14	Form of Restricted Stock Units Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 22, 2010).

*10.15
Amended and Restated Retailer Program Agreement, dated December 30, 2010, between Haverty Furniture Companies, Inc. and GE Money Bank.  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

+10.16
Form of Restricted Stock Units Award Notice and Form of Performance Accelerated Restricted Stock Units Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated January 31, 2011)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2011.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 4, 2011.

/s/ CLARENCE H. SMITH	/s/ DENNIS L. FINK
Clarence H. Smith President and Chief Executive Officer (principal executive officer)	Dennis L. Fink Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 4, 2011.

/s/ JOHN T. GLOVER	/s/ TERENCE F. McGUIRK
John T. Glover Director	Terence F. McGuirk Director

/s/ RAWSON HAVERTY, JR.	/s/ VICKI R. PALMER
Rawson Haverty, Jr. Director	Vicki R. Palmer Director

/s/ L. PHILLIP HUMANN	/s/ FRED L. SCHUERMANN
L. Phillip Humann Non-Executive Chairman of the Board and Director	Fred L. Schuermann Director

/s/ MYLLE H. MANGUM	/s/ CLARENCE H. SMITH
Mylle H. Mangum Director	Clarence H. Smith Director

/s/ FRANK S. McGAUGHEY, III	/s/ AL TRUJILLO
Frank S. McGaughey, III Director	Al Trujillo Director

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haverty Furniture Companies, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 4, 2011

Haverty Furniture Companies, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2010	2009
Assets
Current assets
Cash and cash equivalents	$58,045	$44,466
Accounts receivable	13,778	15,299
Inventories	91,938	93,301
Prepaid expenses	7,685	8,813
Other current assets	5,489	6,422
Total current assets	176,935	168,301
Accounts receivable, long-term	588	844
Property and equipment	175,511	176,363
Deferred income taxes	11,524	9,114
Other assets	5,681	6,311
Total assets	$370,239	$360,933
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,088	$19,128
Customer deposits	13,585	14,002
Accrued liabilities	31,357	30,208
Deferred income taxes	7,052	7,750
Current portion of lease obligations	525	357
Total current liabilities	70,607	71,445
Lease obligations, less current portion	8,574	6,826
Other liabilities	37,876	38,105
Total liabilities	117,057	116,376
Commitments
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2010 – 26,272 ; 2009 – 25,288	26,272	25,288
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2010 – 3,854; 2009 – 4,431	3,854	4,431
Additional paid-in capital	67,214	62,614
Retained earnings	251,229	244,953
Accumulated other comprehensive loss	(19,428)	(16,685)
Less treasury stock at cost – Common Stock (2010 – 7,760; 2009 – 7,769) and Convertible Class A Common Stock (2010 and 2009 – 522 shares)	(75,959)	(76,044)
Total stockholders’ equity	253,182	244,557
Total liabilities and stockholders’ equity	$370,239	$360,933

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2010	2009	2008

Net sales	$620,331	$588,264	$691,079
Cost of goods sold	301,564	282,766	333,990
Gross profit	318,767	305,498	357,089
Credit service charges	717	1,210	1,974
Gross profit and other revenue	319,484	306,708	359,063

Expenses:
Selling, general and administrative	311,897	310,523	364,080
Interest, net	815	805	390
Provision for doubtful accounts	380	978	1,654
Other income, net	(2,281)	(190)	(529)
Total expenses	310,811	312,116	365,595

Income (loss) before income taxes	8,673	(5,408)	(6,532)
Income tax expense (benefit)	229	(1,229)	5,569
Net income (loss)	$8,444	$(4,179)	$(12,101)

Basic earnings (loss) per share:
Common Stock	$0.39	$(0.20)	$(0.57)
Class A Common Stock	$0.37	$(0.19)	$(0.55)

Diluted earnings (loss) per share:
Common Stock	$0.38	$(0.20)	$(0.57)
Class A Common Stock	$0.36	$(0.19)	$(0.55)

Basic weighted average common shares outstanding:
Common Stock	18,156	17,415	17,186
Class A Common Stock	3,563	3,973	4,096

Diluted weighted average common shares outstanding:
Common Stock	21,970	21,388	21,282
Class A Common Stock	3,563	3,973	4,096

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Stockholders’ Equity

	Year Ended December 31,
(In thousands, except share and per share data)	2010		2009		2008
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	25,287,812	$25,288	25,073,869	$25,074	24,874,095	$24,874
Conversion of Class A Common Stock	576,950	577	123,886	124	104,380	104
Stock compensation transactions, net	407,344	407	90,057	90	95,394	96
Ending balance	26,272,106	26,272	25,287,812	25,288	25,073,869	25,074
Class A Common Stock:
Beginning balance	4,430,625	4,431	4,554,511	4,555	4,658,891	4,659
Conversion to Common Stock	(576,950)	(577)	(123,886)	(124)	(104,380)	(104)
Ending balance	3,853,675	3,854	4,430,625	4,431	4,554,511	4,555
Treasury Stock:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(8,291,557)	(76,044)	(8,305,757)	(76,179)	(8,088,784)	(74,470)
Directors’ Plan	8,880	85	14,200	135	10,227	97
Purchases	—	—	—	—	(227,200)	(1,806)
Ending balance	(8,282,677)	(75,959)	(8,291,557)	(76,044)	(8,305,757)	(76,179)
Additional Paid-in Capital:
Beginning balance		62,614		61,258		59,819
Stock option and restricted stock issuances		1,898		(477)		(228)
Tax benefit (cost) related to stock-based plans		800		—		(168)
Directors’ Plan		186		165		206
Amortization of restricted stock grants		1,716		1,668		1,629
Ending balance		67,214		62,614		61,258
Retained Earnings:
Beginning balance		244,953		249,605		265,952
Net income (loss)		8,444		(4,179)		(12,101)
Cash dividends (Common Stock: 2010-$0.10, 2009-$0.0225, and 2008 - $0.2025 per share Class A Common Stock: 2010 - $0.095, 2009 - $0.02 and 2008 - $0.1875 per share)		(2,168)		(473)		(4,246)
Ending balance		251,229		244,953		249,605

Accumulated Other Comprehensive Loss:
Beginning balance		(16,685)		(19,345)		(1,989)
Pension liability adjustment, net of taxes		(2,944)		2,459		(17,213)
Other		201		201		(143)
Ending balance		(19,428)		(16,685)		(19,345)
Total Stockholders’ Equity		$253,182		$244,557		$244,968
Net income (loss)		$8,444		$(4,179)		$(12,101)
Other comprehensive (loss) income, net of tax		(2,743)		2,660		(17,356)
Total comprehensive income (loss)		$5,701		$(1,519)		$(29,457)
The accompanying notes are an integral part of these consolidated financial statements

Haverty Furniture Companies, Inc.
Consolidated Statements of Cash flows

	Year ended December 31,
(In thousands)	2010	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$8,444	$(4,179)	$(12,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,859	19,346	21,603
Deferred income taxes	(2,953)	(2,200)	9,073
Share-based compensation expense	1,716	1,668	1,629
Provision for doubtful accounts	380	978	1,654
Net gain on sale of property and equipment	(1,653)	(21)	(4)
Other	(628)	707	(547)
Changes in operating assets and liabilities:
Accounts receivable	1,397	9,263	38,714
Inventories	1,363	10,442	(1,291)
Customer deposits	(417)	1,222	(4,404)
Other assets and liabilities	(462)	3,620	(4,862)
Accounts payable and accrued liabilities	155	(2,351)	(8,764)
Net Cash Provided by Operating Activities	24,201	38,495	40,700
Cash Flows from Investing Activities
Capital expenditures	(14,053)	(3,259)	(9,544)
Proceeds from sale-leaseback transaction	—	6,625	—
Proceeds from sale of property and equipment	2,856	31	273
Other investing activities	—	43	469
Net Cash (Used in) Provided by Investing Activities	(11,197)	3,440	(8,802)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	—	5,800	161,390
Payments of borrowings under revolving credit facilities	—	(5,800)	(161,390)
Net change in borrowings under revolving credit facilities	—	—	—
Payments on long-term debt and lease obligations	(385)	(311)	(21,190)
Treasury stock acquired	—	—	(1,806)
Proceeds from exercise of stock options	3,319	92	366
Dividends paid	(2,168)	(473)	(4,246)
Other financing activities	(191)	(474)	(1,492)
Net Cash Provided by (Used In) Financing Activities	575	(1,166)	(28,368)
Increase in cash and Cash Equivalents	13,579	40,769	3,530
Cash and Cash Equivalents at Beginning of Year	44,466	3,697	167
Cash and Cash Equivalents at End of Year	$58,045	$44,466	$3,697

The accompanying notes are an integral part of these consolidated financial statements

Notes To Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Organization:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges.   We have 118 showrooms in 17 states all operated using the Havertys name and we do not franchise our stores.  As an added convenience to our customers, we offer financing through an internal revolving charge credit plan as well as a third-party finance company.  We operate in one reportable segment, home furnishings retailing.

Basis of Presentation:
The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification:
We have reclassified amounts in the prior period consolidated balance sheet in “Other current assets” to “Prepaid expenses” to conform to the current year’s presentation.

Use of Estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:
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

We typically offer our customers an opportunity for us to deliver their purchases. Delivery fees of approximately $21,854,000, $19,236,000 and $19,606,000 were charged to customers in 2010,  2009 and 2008, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $30,191,000, $30,081,000 and $38,909,000 in 2010, 2009 and 2008, respectively.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $60,253,000, $57,962,000 and $74,959,000 in 2010, 2009 and 2008, respectively.

Deferred Escalating Minimum Rent and Lease Incentives:
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as “Accrued liabilities.” The liability for deferred escalating minimum rent approximated $11,387,000 and $11,674,000 at December 31, 2010 and 2009, respectively. Any lease incentives we receive are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $1,776,000 and $1,866,000 at December 31, 2010 and 2009, respectively.

Advertising Expense:
Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing.   The total amount of prepaid advertising costs included in other current assets was approximately $442,000 and $966,000 at December 31, 2010 and 2009, respectively.  We incurred approximately $41,012,000, $38,223,000 and $47,087,000 in advertising expense during 2010, 2009 and 2008, respectively.

Interest Expense, net:
Interest expense is comprised of amounts incurred related to our debt obligations, net of the amortization of the discount for interest-free credit programs that we ceased offering in early 2008 and minor amounts of interest income. Amortization of the discount on receivables was approximately $56,000 and $1,351,000 in 2009 and 2008, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items which are non-recurring. Net gains from the sales of property and equipment were approximately $1,653,000, $21,000 and $4,000 in 2010, 2009 and 2008, respectively.

Self-Insurance:
We are self-insured, subject to certain retention limits, for losses related to general liability, workers’ compensation and vehicle claims. The expected ultimate cost for claims incurred as of the balance sheet date is discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. The reserve for self-insurance is included in accrued liabilities and other liabilities and totaled $5,571,000 and $5,470,000 at December 31, 2010 and 2009, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.  The assets that are related to our self-directed, non-qualified deferred compensation plan for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $1,711,000 and $1,485,000 at December 31, 2010 and 2009, respectively and are included in other assets.  The related liability of the same amount is included in other liabilities.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate long-lived assets for impairment at the individual property or store level, which is the lowest level at which individual cash flows can be identified. For stores with two consecutive years of negative net contribution, we perform an impairment analysis. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared.  The impairment loss calculation compares the carrying amount of the asset to the store’s assets’ estimated fair value, which is determined on the basis of fair value for similar assets or future cash flows (discounted and with interest charges).  If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value.  The impairment loss was approximately $412,000 in 2009.

Earnings (Loss) Per Share:
We report our earnings (loss) per share using the two class method.  The income (loss) per share for each class of common stock is calculated assuming 100% of our earnings (loss) are distributed as dividends to each class of common stock based on their contractual rights. See Note 12 for the computational components of basic and diluted earnings per share.

Comprehensive Income:
The components of accumulated other comprehensive income, net of income taxes, were comprised primarily of unrecognized pension adjustments totaling approximately $19,110,000 and $16,166,000 at December 31, 2010 and 2009, respectively.

Note 2, Accounts Receivable:

        Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 6.1% in 2010, 6.2% in 2009 and 8.1% in 2008. The credit programs selected most often by our customers is “12 months no interest with equal monthly payments”.  The terms of the other programs vary as to payment terms (30 days to four years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $13,463,000 in 2011, $1,262,000 in 2012, $285,000 in 2013 and $56,000 in 2014 for receivables outstanding at December 31, 2010.

Accounts receivable are shown net of the allowance for doubtful accounts of approximately $700,000 and $1,000,000 at December 31, 2010 and 2009, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

The following details the activity within the allowance account during 2010:

(in thousands)	2010
Allowance for doubtful accounts:
Beginning balance:	$1,000
Charge-offs	(933)
Recoveries	253
Provisions	380
Ending balance:	$700
Ending balance: individually evaluated for impairment	$361
Ending balance: collectively evaluated for impairment	$339

Receivables:
Ending balance	$15,066
Ending balance: individually evaluated for impairment	$464
Ending balance: collectively evaluated for impairment	$14,602

We age our receivables using the recency measurement method.  In recency aging, delinquency is measured based on the number of days since the last full payment.  Delinquency is the primary indicator of credit quality.  The following is an aging analysis of our receivables as of December 31, 2010 (in thousands):

Aging Category	Amount
30 - 59 days	$368
60 - 89 days	112
90 - 119 days	57
120-179 days	182
180 days or longer	151
Total Past-due	870
Unclassified	294
Current	13,902
$15,066

In our recency aging if an account has a payment recorded within the past 30 days but remains contractually delinquent then the balance is placed in the unclassified category.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 17 states.

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $17,860,000 and $16,356,000 at December 31, 2010 and 2009, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $1,504,000 in 2010 and $997,000 in 2008, and a positive impact of $1,134,000 in 2009.  During 2010, 2009 and 2008, inventory quantities were reduced resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The effect of the liquidations during 2010 decreased cost of goods sold by approximately $391,000 or $0.02 per diluted share of Common Stock.  We believe this information is meaningful to the users of these Consolidated Financial Statements for analyzing the effects of price changes, better understanding the financial position of the Company and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2010	2009
Land and improvements	$44,265	$44,973
Buildings and improvements	211,892	211,155
Furniture and fixtures	77,915	77,829
Equipment	34,337	34,029
Buildings under lease	10,568	8,268
Construction in progress	5,388	111
	384,365	376,365
Less accumulated depreciation	(206,141)	(197,886)
Less accumulated lease amortization	(2,713)	(2,116)
Property and equipment, net	$175,511	$176,363

Note 5, Credit Arrangements:

At December 31, 2010, Havertys had a $60,000,000 revolving credit facility (the “Credit Agreement”) with two banks secured by inventory, accounts receivable, cash and certain other personal property.  The Credit Agreement includes negative covenants that limit our ability to, among other things (a) create unsecured funded indebtedness or capital lease obligations collectively in excess of $15,000,000 in aggregate outstandings at any one time, (b) create indebtedness secured by real estate or engage in sale leaseback transactions which together exceed $60,000,000 in the aggregate, (c) sell or dispose of real property or other assets in excess of $30,000,000 in the aggregate, and (d) pay dividends in excess of $6,000,000 or repurchase capital stock in excess of $5,000,000 during any trailing twelve month period.  We are in compliance with the terms of the Credit Agreement at December 31, 2010 and no default or event of default exists.

Borrowings under the Credit Agreement have a floating rate of interest of LIBOR plus a spread which is based on average availability under the facility.  There were no borrowings outstanding under the Credit Agreement at December 31, 2010. Availability fluctuates under a borrowing base calculation primarily consisting of eligible inventory and accounts receivable, less customer deposits. The borrowing base at December 31, 2010 was $58,091,000. Amounts available are reduced by outstanding letters of credit which were $7,576,000 at December 31, 2010 as well as by $10,000,000 since a fixed charge coverage ratio test was not met for the immediately preceding twelve month period, resulting in a net availability of $40,515,000. The Credit Agreement has provisions for commitment fees on unused amounts and terminates in December 2011.

Note 6, Accrued Liabilities and Other Liabilities:

Accrued liabilities and other liabilities consist of the following:
(In thousands)	2010	2009
Accrued liabilities:
Employee compensation, related taxes and benefits	$10,611	$9,848
Taxes other than income and withholding	8,448	8,439
Self-insurance reserves (current portion)	2,695	2,764
Other	9,603	9,157
	$31,357	$30,208

Other liabilities:
Accrued defined benefit pension plan	$9,797	9,575
Straight-line lease liability	11,387	11,674
Other	16,692	16,856
	$37,876	$38,105

Note 7, Income Taxes:

We account for income taxes under the provisions of Accounting Standards Codification Topic 740, Income Taxes.  In 2009, the Company had a loss from continuing operations but income from other comprehensive income which required us to consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations.  Accordingly, for the year ended December 31, 2009, we recorded an income tax benefit of $1,229,000 and an income tax charge of $1,507,000 in other comprehensive income.  Our overall tax provision was not impacted by this allocation.

Income tax expense (benefit) consists of the following:

(In thousands)	2010	2009	2008
Current
Federal	$2,640	$818	$(3,836)
State	542	153	332
	3,182	971	(3,504)

Deferred
Federal	(2,839)	(2,264)	8,036
State	(114)	64	1,037
	(2,953)	(2,200)	9,073
	$229	$(1,229)	$5,569

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2010	2009	2008
Statutory rates applied to income (loss) before income taxes	$3,036	$(1,893)	$(2,286)
State income taxes, net of Federal tax benefit	302	(113)	(68)
Net non-deductible permanent differences	(25)	16	91
Change in deferred tax asset valuation allowance	(3,133)	682	8,182
Change for net operating loss carrybacks and amended returns	—	(176)	—
Change in reserve for uncertain tax positions	16	—	(276)
Share-based compensation differences	—	165	102
Property and equipment basis differences adjustments	—	(107)	114
Other	33	197	(290)
	$229	$(1,229)	$5,569

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2010	2009
Deferred tax assets:
Accounts receivable related	$716	$803
Net property and equipment	9,973	9,534
Leases	4,888	4,910
Accrued liabilities	2,713	3,541
State tax credits	3,422	3,422
Pensions	7,047	5,928
Other	312	355
Total deferred tax assets	29,071	28,493
Deferred tax liabilities:
Inventory related	7,268	7,553
Other	640	871
Total deferred tax liabilities	7,908	8,424
Valuation allowance	(16,691)	(18,705)
Net deferred tax assets	$4,472	$1,364

 Deferred tax assets and deferred tax liabilities which are current are netted against each other as are non-current deferred tax assets and non-current deferred tax liabilities as they relate to each tax-paying component for presentation on the consolidated balance sheets. These groupings are detailed in the following table:

(In thousands)	2010	2009
Current assets (liabilities):
Current deferred assets	$3,229	$3,333
Current deferred liabilities	(9,107)	(9,611)
Valuation allowance	(1,174)	(1,472)
	(7,052)	(7,750)
Non-current assets (liabilities):
Non-current deferred assets	42,681	39,025
Non-current deferred liabilities	(15,640)	(12,678)
Valuation allowance	(15,517)	(17,233)
	11,524	9,114
Net deferred tax assets	$4,472	$1,364

We review our deferred tax assets to determine the need for a valuation allowance based on evidence to conclude that it is more-likely-than-not they will be realized.  During the fourth quarter of 2008, based on our operating loss in 2008 and projected loss in 2009, we determined our valuation allowance should be increased $14,723,000.  Accordingly, we recorded an $8,182,000 charge to income tax expense and, for the portion of the allowance increase related to our pension plan, a $6,541,000 charge to accumulated other comprehensive loss.  During 2009 we increased the allowance by $682,000.  The evaluation during 2010 resulted in the release of $2,014,000 from the valuation allowance, of which $3,133,000 reduced income tax expense and $1,119,000 was charged to accumulated other comprehensive loss for the portion related to our pension plan.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2006.  When we filed our federal claims for carrybacks and amended returns in 2010, the 2003 and subsequent tax years became subject to limited examination.

Uncertain Tax Positions:  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2010	2009	2008
Balance at January 1	$785	$785	$1,102
Reductions for tax positions for prior years	—	—	(276)
Settlements	—	—	(41)
Balance at December 31	$785	$785	$785

We do not anticipate our unrecognized benefits will significantly change during 2011 due to the settlement of audits or the expiration of statutes of limitations.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2010 was approximately $697,000.  We had approximately $232,000 and $202,000 of accrued interest and penalties at December 31, 2010 and 2009, respectively.  Potential interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Note 8, Long-Term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:

(In thousands)	2010	2009
Revolving credit notes (a)	$—	$—
Lease obligations (b)	9,099	7,183
	9,099	7,183
Less portion classified as current	(525)	357
	$8,574	$6,826

(a)   We have a revolving credit agreement as described in Note 5.
(b)  These obligations are related to retail stores under lease with aggregate net book values of approximately $7,855,000 and $6,152,000 at December 31, 2010 and 2009, respectively.

The aggregate maturities of lease obligations during the five years subsequent to December 31, 2010 and thereafter approximate as follows:  2011 - $525,000; 2012 - $564,000; 2013 - $615,000, 2014 - $674,000; 2015 - $750,000 and $5,971,000 thereafter.  These maturities are net of imputed interest of approximately $3,271,000 at December 31, 2010.

Cash payments for interest were approximately $907,000, $991,000 and $2,337,000 in 2010, 2009 and 2008, respectively.

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

The following table summarizes information about our pension plan and SERP.

	Pension Plan		SERP
(In thousands)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of the year	$63,603	$61,297	$4,825	$4,746
Service cost	—	—	90	95
Interest cost	3,721	3,742	282	277
Actuarial losses (gains)	5,754	1,916	539	(92)
Benefits paid	(3,435)	(3,352)	(205)	(201)
Benefit obligation at end of year	69,643	63,603	5,531	4,825
Change in plan assets:
Fair value of plan assets at beginning of year	54,028	49,556	—	—
Employer contribution	3,100	—	205	201
Actual return on plan assets	6,153	7,824	—	—
Benefits paid	(3,435)	(3,352)	(205)	(201)
Fair value of plan assets at end of year	59,846	54,028	—	—
Funded status of the plan – underfunded	$(9,797)	$(9,575)	$(5,531)	$(4,825)

Accumulated benefit obligations	$69,643	$63,603	$5,232	$4,683

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
(In thousands)	2010	2009	2010	2009
Current liabilities	$—	$—	$221	$193
Noncurrent liabilities	9,797	9,575	5,310	4,632
	$9,797	$9,575	$5,531	$4,825

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Plan		SERP
(In thousands)	2010	2009	2010	2009
Prior service cost	$—	$—	$(1,270)	$(1,479)
Net actuarial loss	(16,455)	(13,840)	(772)	(233)
	$(16,455)	$(13,840)	$(2,042)	$(1,712)

Net pension cost included the following components:

	Pension Plan			SERP
(In thousands)	2010	2009	2008	2010	2009	2008
Service cost-benefits earned during the period	$—	$—	$—	$90	$95	$107
Interest cost on projected benefit obligation	3,721	3,742	3,675	282	277	277
Expected return on plan assets	(3,779)	(3,405)	(4,668)	—	—	—
Amortization of prior service cost	—	—	—	209	210	210
Amortization of actuarial loss (gain)	766	1,222	—	—	(61)	(386)
Net pension costs (benefit)	$708	$1,559	$(993)	$581	$521	$208

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2011 is approximately $1,011,000 for the pension plan and $227,000 for the SERP.

Assumptions
We use a measurement date of December 31 for our pension and other benefit plan. Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2010	2009
Discount rate	5.45%	6.0%
Rate of compensation increase	3.50%	3.5%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2010	2009	2008
Discount rate	6.00%	6.20%	6.25%
Expected long-term return on plan assets	7.10%	7.10%	7.50%
Rate of compensation increase	3.50%	3.50%	3.50%

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

The assets of the plan, excluding the Company’s stock, are being invested according to the following asset allocation guidelines, established to reflect the growth expectations and risk tolerance of the Compensation Committee.  The Company’s stock has a target weight of 5% of total plan assets with a tactical range of zero to 10%.

Security Class	Strategic Target	Tactical Range
Equity:
International Equity	24%	19% — 29%
Domestic Equity	36%	26% — 46%
Total Equity	60%	50% — 70%
U.S. Fixed Income	40%	30% — 50%
Cash	0%	0% — 10%
Total Fund	100%

Our pension plan assets are valued based on observable inputs obtained from independent sources.  Most of the assets are valued using quoted market prices for similar instruments in active markets, a Level 2 valuation technique.  The remaining assets are valued using quoted market prices, a Level 1 valuation technique.  The fair values by asset category are as follows (in thousands):

	Fair Value Measurements
	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2		Total	Level 1	Level 2
Money Market Funds	$326	$326	$		$382	$382	$
Equity Securities:
Haverty Class A Common Stock	2,634	2,634			2,798	2,798
U.S. Large Cap Passive(a)	16,910			16,910	14,814			14,814
U.S. Small/Mid Cap Growth	2,254			2,254	1,800			1,800
U.S. Small/Mid Cap Value	2,238			2,238	1,797			1,797
International Equity	14,192			14,192	12,440			12,440
	38,228	2,634		35,594	33,649	2,798		30,851
Fixed Income:
Opportunistic(b)	2,998			2,998	2,905			2,905
Passive	1,560			1,560	1,464			1,464
Long Duration Active(c)	6,247			6,247	5,963			5,963
Long Duration Passive	2,275			2,275	2,234			2,234
Long Duration Investment Grade(d)	8,212			8,212	7,431			7,431
	21,292	—		21,292	19,997	—		19,997
Total	$59,846	$2,960		$56,886	$54,028	$3,180		$50,848

(a)	This category comprises low-cost equity index funds not actively managed that track the S&P 500.
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

Cash Flows
We contributed $3,100,000 to the pension plan in 2010 and expect to contribute $3,000,000 in 2011. The following schedule outlines the expected benefit payments, which reflect expected future service:

(In thousands)	Pension Plan	SERP
2011	$3,355	$221
2012	3,493	219
2013	3,629	217
2014	3,728	219
2015	3,893	230
2016-2020	22,073	1,782

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute.  We match employee contributions 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. We expensed matching employer contributions of approximately $2,578,000, $2,293,000 and $2,548,000 in 2010, 2009 and 2008, respectively.  Individuals with at least 10 years of service and whose age plus years of service equal 65 on December 31, 2006 received an additional contribution of 2% of eligible pay in 2008 which totaled approximately $262,000.

We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note 11, Stock Based Compensation Plans:

We have options and awards outstanding for Common Stock under two stock-based employee compensation plans, the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) and the 1998 Stock Option Plan (the “1998 Plan”). As of December 31, 2010, 246,325 shares were available for awards and options under the 2004 LTIP Plan.  No new awards may be granted under the 1998 Plan.

The following table summarizes our share option and award activity during the years ended December 31, 2010, 2009 and 2008:
	Option Shares	Weighted-Average Exercise Price	Restricted Shares	Weighted-Average Award Price	Stock- Settled Appreciation Rights	Weighted-Average Award Price
Outstanding at January 1, 2008	1,999,800	$15.13	259,025	$15.50		—
Granted	—	—	151,700	9.89	60,850	$9.19
Exercised or restrictions lapsed(1)	(18,400)	10.13	(112,675)	15.52	—	—
Expired or forfeited	(149,000)	12.49	(14,675)	12.77	(2,850)	9.13
Outstanding at December 31, 2008	1,832,400	15.40	283,375	12.63	58,000	9.19
Granted	—	—	141,050	8.73	111,600	8.73
Exercised or restrictions lapsed(1)	(7,500)	13.29	(128,850)	13.51	—	—
Expired or forfeited	(319,875)	14.43	(3,400)	9.49	(17,500)	9.02
Outstanding at December 31, 2009	1,505,025	15.62	292,175	10.37	152,100	8.87
Granted	—	—	201,400	12.07	—	—
Exercised or restrictions lapsed(1)	(272,162)	12.20	(195,325)	10.28	(8,051)	8.92
Expired or forfeited	(402,436)	18.84	(9,125)	10.97	—	—
Outstanding at December 31, 2010	830,427	$15.18	289,125	$11.65	144,049	$8.87
Exercisable at December 31, 2010	830,427	$15.18			42,480	$8.95
Exercisable at December 31, 2009	1,505,025	$15.62			12,503	$9.17
Exercisable at December 31, 2008	1,832,400	$15.40			—	—
(1) The total intrinsic value of options and stock-settled appreciation rights exercised was approximately $1,172,000, $12,500 and $31,600 in 2010, 2009 and 2008, respectively.

The following table summarizes information about the stock options outstanding as of December 31, 2010:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$10.81 — $14.40	290,100	1.7	$12.69
$14.41 — $16.48	424,627	1.0	$15.94
$16.49 — $20.75	115,700	1.7	$18.66
	830,427	1.3	$15.18

The aggregate intrinsic value of options outstanding at December 31, 2010 was approximately $1,914,000.  Options granted before December 1, 2003 have maximum terms of 10 years and grants after that date have maximum terms of seven years.

Grants of restricted common stock and stock-settled appreciation rights are made to certain officers and key employees under the 2004 LTIP Plan. The restrictions on the awards generally lapse annually, primarily over four year periods. The compensation is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $1,716,000, $1,668,000 and $1,629,000 in 2010, 2009 and 2008, respectively. As of December 31, 2010, the total compensation cost related to unvested equity awards was approximately $2,498,000 and is expected to be recognized over a weighted-average period of three years.

The weighted-average fair value for the stock-settled appreciation rights granted was estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions:

	2009	2008
Risk-free interest rate	1.4%	2.8%
Expected life in years	5.0	5.0
Expected volatility	38.8%	36.6%
Expected dividend yield	0.0%	2.7%
Estimated fair value of SSAR per share	$3.13	$2.53

The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2010 was approximately $171,000 and $593,000, respectively.

The total fair value of restricted common stock shares that vested in 2010, 2009 and 2008 was approximately $3,099,000, $1,321,000 and $1,008,000, respectively.  The aggregate intrinsic value of outstanding restricted common stock grants was $3,753,000 at December 31, 2010.

Note 12, Earnings (Loss) Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings (loss) per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2010	2009	2008
Common:
Distributed earnings	$1,850	$395	$3,476
Undistributed earnings (loss)	5,288	(3,822)	(13,316)
Basic	7,138	(3,427)	(9,840)
Class A Common earnings (loss)	1,306	(752)	(2,261)
Diluted	$8,444	$(4,179)	$(12,101)
Class A Common:
Distributed earnings	$318	$78	$770
Undistributed earnings (loss)	988	(830)	(3,031)
	$1,306	$(752)	$(2,261)

Denominator:	2010	2009	2008
Common:
Weighted-average shares outstanding - basic	18,156	17,415	17,186
Assumed conversion of Class A Common Stock	3,563	3,973	4,096
Dilutive options, awards and common stock equivalents	251	—	—
Total weighted-average diluted Common Stock	21,970	21,388	21,282
Class A Common:
Weighted-average shares outstanding	3,563	3,973	4,096

Basic net earnings (loss) per share
Common Stock	$0.39	$(0.20)	$(0.57)
Class A Common Stock	$0.37	$(0.19)	$(0.55)
Diluted net earnings (loss) per share
Common Stock	$0.38	$(0.20)	$(0.57)
Class A Common Stock	$0.36	$(0.19)	$(0.55)

At December 31, 2010, 2009 and 2008, we did not include options to purchase approximately 302,000, 1,630,000 and 1,832,000 shares of Havertys Common Stock, respectively, in the computation of diluted earnings (loss) per common share because the exercise prices of those options were greater than the average market price and their inclusion would have been antidilutive.

Note 13, Commitments:

We lease certain property and equipment under operating leases. Initial lease terms range from 5 years to 30 years and certain leases contain renewal options ranging from 1 to 25 years or provide for options to purchase the related property at fair market value or at predetermined purchase prices. The leases generally require us to pay all maintenance, property taxes and insurance costs.

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2011	$30,997
2012	28,940
2013	27,432
2014	24,933
2015	22,344
Subsequent to 2016	108,179
Total minimum payments	242,825
Less total minimum sublease rentals	(410)
Net minimum lease payments	$242,415

Step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Lease concessions for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

	2010	2009	2008
Property
Minimum	$29,835	$30,555	$29,820
Additional rentals based on sales	404	282	389
Sublease income	(491)	(1,081)	(1,012)
	29,748	29,756	29,197
Equipment	1,724	1,603	2,319
	$31,472	$31,359	$31,516

Note 14, Supplemental Cash Flow Information:

Income Taxes Paid
We paid state and federal income taxes of approximately $4,531,000, $534,000 and $2,764,000 in 2010, 2009 and 2008, respectively. We also received income tax refunds of approximately $2,481,000, $2,467,000 and $3,743,000 in 2010, 2009 and 2008, respectively.

Non-Cash Transactions
We increased property and equipment and lease obligations recorded on our consolidated balance sheet by approximately $2,300,000 in 2010 related to a new retail store.

Note 15, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$156,036	$145,075	$157,137	$162,083
Gross profit	81,265	74,275	80,579	82,648
Credit service charges	214	184	167	152
Income (loss) before taxes	2,432	(657)	1,246	5,652
Net income (loss)	2,354	(606)	1,187	5,509
Basic net earnings (loss) per share:
Common	0.11	(0.03)	0.05	0.25
Class A Common	0.11	(0.03)	0.05	0.24
Diluted net earnings (loss) per share:
Common	0.11	(0.03)	0.05	0.25
Class A Common	0.10	(0.03)	0.05	0.24

 We recorded in “Other income, net” in the fourth quarter a $1.5 million gain from the sale a warehouse closed in a prior year and $0.5 million related to a change in a contractual agreement.

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$144,238	$129,683	$151,945	$162,399
Gross profit	73,763	66,621	79,105	86,009
Credit service charges	393	311	267	240
Income (loss) before taxes	(7,193)	(6,519)	696	7,608
Net income (loss)	(7,263)	(6,582)	501	9,165
Basic net earnings (loss) per share:
Common	(0.34)	(0.31)	0.02	0.43
Class A Common	(0.33)	(0.30)	0.02	0.41
Diluted net earnings (loss) per share:
Common	(0.34)	(0.31)	0.02	0.42
Class A Common	(0.33)	(0.30)	0.02	0.41

Because of rounding and the method used in calculating per share data, the amounts and quarterly per share data will not necessarily add to the totals and per share data as computed for the year.

Note 16, Market Prices and Dividend Information (Unaudited):

Our two classes of common stock trade on The New York Stock Exchange (“NYSE”). The trading symbol for the Common Stock is HVT and for Class A Common Stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

	2010
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$16.99	$11.81	$—	$16.80	$11.97	$—
June 30	18.16	12.23	—	18.10	12.31	—
September 30	12.69	9.56	—	12.70	9.75	—
December 31	14.06	10.32	0.100	13.90	10.50	0.095

	2009
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$11.00	$7.61	$—	$10.94	$7.06	$—
June 30	11.34	8.86	—	11.25	9.00	—
September 30	12.78	8.96	—	12.50	9.00	—
December 31	13.93	11.36	0.0225	13.80	11.47	0.0200

Based on the number of individual participants represented by security position listings, there are approximately 2,550 holders of the Common Stock and 250 holders of the Class A Common Stock at February 28, 2011.

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc. and subsidiaries:

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2010:
Allowance for doubtful accounts	$1,000	380	680	$700
Reserve for cancelled sales and allowances	$1,220	8,234	8,244	$1,210

Year ended December 31, 2009:
Allowance for doubtful accounts	$1,700	$978	$1,678	$1,000
Reserve for cancelled sales and allowances	$1,105	$7,990	$7,875	$1,220

Year ended December 31, 2008:
Allowance for doubtful accounts	$2,150	$1,654	$2,104	$1,700
Reserve for cancelled sales and allowances	$1,438	$10,278	$10,611	$1,105

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.