Form 10-Q
period 2011-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2011-05-05
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                             For the quarterly period ended March 31, 2011

OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                             For the transition period from _________ to __________

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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 30, 2011, were:
 Common Stock – 18,537,875; Class A Common Stock – 3,330,415

HAVERTY FURNITURE COMPANIES, INC.
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets – March 31, 2011 (unaudited) and December 31, 2010	1

	Condensed Consolidated Statements of Operations – Three Months ended March 31, 2011 and 2010 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows – Three Months ended March 31, 2011 and 2010 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

	Item 4. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	13

	Item 6. Exhibits	13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,122	$58,045
Accounts receivable	12,802	13,778
Inventories	88,030	91,938
Prepaid expenses	9,064	7,685
Other current assets	3,441	5,489
Total current assets	179,459	176,935
Accounts receivable, long-term	519	588
Property and equipment	172,959	175,511
Deferred income taxes	11,524	11,524
Other assets	5,342	5,681
	$369,803	$370,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,004	$18,088
Customer deposits	16,173	13,585
Accrued liabilities	27,434	31,357
Deferred income taxes	7,052	7,052
Current portion of lease obligations	533	525
Total current liabilities	70,196	70,607
Lease obligations, less current portion	8,437	8,574
Other liabilities	37,490	37,876
Total liabilities	116,123	117,057
Stockholders’ equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2011 – 26,298 2010 –26,272 shares	26,298	26,272
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2011 – 3,853; 2010 – 3,854 shares	3,853	3,854
Additional paid-in capital	67,998	67,214
Retained earnings	250,558	251,229
Accumulated other comprehensive loss	(19,068)	(19,428)
Less treasury stock at cost – Common Stock (2011 and 2010 – 7,760 shares) and Convertible Class A Common Stock (2011 and 2010 – 522 shares)	(75,959)	(75,959)
Total stockholders’ equity	253,680	253,182
	$369,803	$370,239

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data – Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$154,171	$156,036
Cost of goods sold	75,220	74,771
Gross profit	78,951	81,265
Credit service charges	134	214
Gross profit and other revenue	79,085	81,479

Expenses:
Selling, general and administrative	79,469	78,879
Interest, net	222	208
Provision for doubtful accounts	19	162
Other income, net	(98)	(202)
	79,612	79,047

Income (loss) before income taxes	(527)	2,432
Income tax expense	144	78
Net income (loss)	$(671)	$2,354

Basic earnings (loss) per share:
Common Stock	$(0.03)	$0.11
Class A Common Stock	$(0.03)	$0.11

Diluted earnings (loss) per share:
Common Stock	$(0.03)	$0.11
Class A Common Stock	$(0.03)	$0.10

Basic weighted average common shares outstanding:
Common Stock	18,534	17,578
Class A Common Stock	3,331	3,874

Diluted weighted average common shares outstanding:
Common Stock	21,865	21,821
Class A Common Stock	3,331	3,874

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(671)	$2,354
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,525	4,305
Share-based compensation expense	540	622
Provision for doubtful accounts	19	162
Net gain on sale of property and equipment	(21)	(127)
Other	(3)	(904)
Changes in operating assets and liabilities:
Accounts receivable	1,026	787
Inventories	3,908	(350)
Customer deposits	2,588	4,195
Other assets and liabilities	708	1,917
Accounts payable and accrued liabilities	(3,007)	(5,375)
Net cash provided by operating activities	9,612	7,586

Cash Flows from Investing Activities:
Capital expenditures	(1,970)	(873)
Proceeds from sale of property and equipment	21	205
Other investing activities	274	—
Net cash used in investing activities	(1,675)	(668)

Cash Flows from Financing Activities:
Payments on lease obligations	(129)	(84)
Proceeds from exercise of stock options	270	1,593
Other financing activities	(1)	(448)
Net cash provided by financing activities	140	1,061

Increase in cash and cash equivalents during the period	8,077	7,979
Cash and cash equivalents at beginning of period	58,045	44,466
Cash and cash equivalents at end of period	$66,122	$52,445

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Business and Reporting Policies

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate in one reportable segment, home furnishings retailing. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 5.5% in the first quarter of 2011. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to four years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $12,659,000 in one year, $1,058,000 in two years, $188,000 in three years and $40,000 beyond three years for receivables outstanding at March 31, 2011.

Accounts receivable are shown net of the allowance for doubtful accounts of $625,000 and $700,000 at March 31, 2011 and December 31, 2010, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We age our receivables using the recency measurement method.  In recency aging, delinquency is measured based on the number of days since the last full payment.  Delinquency is the primary indicator of credit quality.  The following is an aging analysis of our receivables and balances segregated by impairment method (in thousands):

Aging Category	March 31, 2011
30 - 59 days	$238
60 - 89 days	97
90 - 119 days	53
120-179 days	123
180 days or longer	180
Total Past-due	691
Unclassified	293
Current	12,962
$13,946
Individually evaluated for impairment	$448
Collectively evaluated for impairment	$13,498

In our recency aging, if an account has a payment recorded within the past 30 days but remains contractually delinquent, then the balance is placed in the unclassified category.

The following details the activity within the allowance account during the first three months of 2011:

(in thousands)	Three Months Ended March 31, 2011
Allowance for doubtful accounts:
Beginning balance:	$700
Charge-offs	(147)
Recoveries	53
Provisions	19
Ending balance:	$625
Ending balance: individually evaluated for impairment	$357
Ending balance: collectively evaluated for impairment	$268

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $54.6 million at March 31, 2011.  Amounts available are reduced by $10 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and are also reduced by $7.6 million for outstanding letters of credit at March 31, 2011, resulting in a net availability of $37.0 million.  There were no borrowed amounts outstanding under the Credit Agreement at March 31, 2011. We are in compliance with the terms of the Credit Agreement at March 31, 2011 and there exists no default or event of default.  The Credit Agreement has provisions for commitment fees on unused amounts and terminates in December 2011.

NOTE E – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a year to date adjustment.

The income tax expense for the first quarter of 2011 includes an adjustment of $155,000 to reduce the balance of our income tax receivables based on analysis following actual refunds. During the first quarter of 2010 the income tax expense that would otherwise be recognized was virtually offset by a reduction in the valuation allowance for deferred taxes. Accordingly, the resulting tax expense of $78,000 is for Texas state tax, which is based on gross profit and not pre-tax income or loss.

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plan for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. These assets totaled approximately $1.5 million at March 31, 2011 and $1.7 million at December 31, 2010 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the earnings (loss) and number of shares used in calculating the diluted earnings (loss) per share for Common Stock and Class A Common Stock (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Numerator:
Common:
Distributed earnings	$—	$—
Undistributed earnings (loss)	(573)	1,946
Basic	(573)	1,946
Class A Common earnings (loss)	(98)	408
Diluted	$(671)	$2,354

Class A Common:
Distributed earnings	$—	$—
Undistributed earnings (loss)	(98)	408
	$(98)	$408

Denominator:
Common:
Weighted average shares outstanding - basic	18,534	17,578
Assumed conversion of Class A Common Stock	3,331	3,874
Dilutive stock awards and Common Stock equivalents	—	369

Total weighted-average diluted Common Stock	21,865	21,821

Class A Common:
Weighted average shares outstanding	3,331	3,874

We did not include in the computation of diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010 approximately 253,000 and 1,034,000 shares, respectively. These shares represent underlying stock options, awards and common stock equivalents that would be anti-dilutive if included.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net pension costs included the following components (in thousands):

	Three Months Ended March 31,
	2011	2010

Service cost-benefits earned during period	$27	$25
Interest cost on projected benefit obligations	1,000	1,001
Expected return on plan assets	(1,057)	(946)
Amortization of prior service costs	52	52
Amortization of actuarial loss	257	201
Net pension costs	$279	$333

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  We expect to make $3.0 million in contributions to our qualified pension plan in 2011.

NOTE I – Comprehensive Income

Comprehensive income (loss) represents net earnings (loss) plus any revenue, expenses, gains or losses that are specifically excluded from net income and recognized directly as a component of stockholders’ equity.

The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net income (loss)	$(671)	$2,354
Other comprehensive income	360	304
Comprehensive income (loss)	$(311)	$2,658

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.

Sales for the first quarter of 2011 decreased $1.9 million or 1.2% as compared to the prior year period and comparable store sales decreased 0.6% or $0.9 million.  The remaining $1.0 million of the change in sales in the first quarter of 2011 was from new, closed and otherwise non-comparable stores.  Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales, as are periods when stores are closed or being extensively remodeled.

The first quarter of 2011 comparable store sales were down slightly after five consecutive quarters of positive performance.  Sales increases were strong in the first half of 2010 and were weaker as the year progressed.  Last year’s first quarter comparable store sales were up 10.1%.  Persistent high unemployment and rising fuel and food prices dampened consumer confidence.  These factors, combined with falling home values and an extremely weak housing market, create a very difficult environment for the retail home furnishings industry.

Gross Profit

Gross profit for the first quarter of 2011 was 51.2%, compared to 52.1% in the prior year period and 51.4% for the full year of 2010.  Rising inbound freight costs over the last several quarters have generated pressure on our retail margins. Advertising and planned promotions are developed months in advance adding to the difficulty to recover small protracted cost increases through retail pricing, especially in the current competitive environment.

We plan to remain competitive, but not overly aggressive with our pricing structure and expect our gross profit margin for the full year will be at or near the first quarter level.

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

Our first quarter 2011 total SG&A costs increased $0.6 million from the prior year period to 51.5% as a percent of sales from 50.6%.  Our fixed costs associated with employee wages and group insurance premiums increased and we were not able to leverage these costs with higher sales volume.

Selling expenses generally vary with sales volume, and were relatively flat as a percent of net sales for the first quarter as compared to the prior year period.

Occupancy costs are a significant portion of our SG&A costs and are generally fixed.  Store rents and property taxes included in occupancy costs were approximately $0.6 million lower in the first quarter compared to the prior year periods due to a store closure and reduced property tax values.  These decreases were partially offset by higher depreciation expenses related to our new computer hardware.

Delivery and warehousing expenses included in SG&A for the first quarter of 2011 were up approximately $0.7 million as compared to the prior year period.  These increases were driven by higher fuel and truck costs and increases in wages and group insurance premiums.

Our advertising and marketing expenses were relatively flat as a percent of net sales in the first quarter of 2011 as compared to the prior year period. We expect our second quarter total dollar spend will be lower than the first quarter level and similar to the year ago period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue and it is more cost effective than outsourcing.  We offer our customers different credit promotions through a third-party credit provider. Sales financed by this provider are not Havertys’ receivables; accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the first quarter 2011 were no interest offers requiring monthly payments over periods of 18 to 36 months.

The following summarizes credit service charge revenue, the financing vehicles used, accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2011	2010
Credit service charge revenue	$134	$214
Amount financed as a % of sales:
Havertys	5.5%	5.8%
Third-party	32.7%	32.4%
	38.2%	38.2%

	March 31,
	2011	2010
Accounts receivable	$13,946	$16,144
Allowance for doubtful accounts	625	950
Allowance as a % of accounts receivable	4.5%	5.9%

The allowance is $0.3 million lower than the balance a year ago due to the reduction in total accounts receivable, lower write off experience and a more than proportionate reduction of the total dollars in delinquent and problem categories.

Interest, net

Interest, net is primarily comprised of interest expense on our lease obligations and commitment fees on our unused credit facility.

Provision for Income Taxes

Our tax rate for the three months ended March 31, 2011 and 2010 was (27.3)% and 3.2%, respectively.

The income tax expense for the first quarter of 2011 is primarily a discrete item related to a reduction in our recorded income tax receivables.  The income tax expense generated during the first quarter of 2010 was virtually offset by changes in our deferred tax valuation allowance.  The tax expense reported for 2010 is for Texas state taxes which are based on gross profit and not pre-tax income or loss.

We continue to review the realizability of our deferred income tax assets which is dependent on generating sufficient future income.  Valuation allowances of $13.3 million associated with certain federal and state deferred tax assets could be reduced in 2011 based on, among other factors, the level of taxable income generated in 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Store Plans and Capital Expenditures

Our plans include opening one store in a new market and relocating two stores during 2011.  These changes should increase net selling space in 2011 by less than 1% assuming the new stores open and existing stores close as scheduled.

Our planned annual expenditures for 2011 are $15.2 million including $12.1 million for new stores and store improvements and $2.6 million for information technology.

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities and bank borrowings.  We believe that available short-term and long-term capital resources are adequate to fund our working capital requirements, capital expenditures, working capital requirements, scheduled debt payments, income tax obligations, benefit plan contributions and stock repurchases for the foreseeable future.

Our $60.0 million revolving credit facility (the “Credit Agreement”) with two banks is secured by inventory, accounts receivable, certain other personal property and cash. The borrowing base at March 31, 2011 was $54.6 million.  Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test is not met for the immediately preceding twelve month period and are also reduced by $7.6 million for outstanding letters of credit at March 31, 2011, resulting in a net availability of $37.0 million. There was no amount outstanding and there were no borrowings under the Credit Agreement during the three months ended March 31, 2011.

We will be meeting with lenders during 2011 to obtain a renewal of or replacement financing for our revolving credit facility.  We expect such financing will be on terms that are at least as favorable for the Company as the present facility expiring in December 2011.

Summary of Cash Activities

Our cash flows provided by operating activities totaled $9.6 million in the first three months of 2011 compared to $7.6 million for the same period of 2010.  This increase was due to a reduction of inventory in 2011 and a smaller decrease in accrued liabilities partly offset by the change in customer deposits and a small loss in 2011 versus earnings in 2010.  For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $1.7 million in the first three months of 2011 versus $0.7 million for the same period of 2010.  This increase is primarily due to greater capital expenditures.

Our cash flows provided by financing activities totaled $0.1 million in the first three months of 2011 compared to $1.1 million for the same period of 2010.  This change is primarily due to reduced proceeds from exercises of stock options.

Balance Sheet Changes for the Three Months Ended March 31, 2011

Our balance sheet as of March 31, 2011, as compared to our balance sheet as of December 31, 2010, changed as follows:

•	increase in cash of $8.1 million;

•	decrease in inventories of $3.9 million as we adjusted purchases and operating levels;

•	decrease in property and equipment of $2.6 million as depreciation expense outpaced capital expenditures;

•	increase in customer deposits of $2.6 million due to the normal seasonal differences in the timing of written business relative to the end of the period and to delivery of product to customers; and

•	decrease in accrued liabilities of $3.9 million due primarily to the typical higher first quarter payments of accrued property taxes and other similar items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies and similar matters, and those that include the words “believes,” “anticipates,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  For those statements, Havertys claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties.  The following important factors could cause future results to differ: changes in the economic environment; changes in the housing market; changes in industry conditions; competition; merchandise costs; energy costs; timing and level of capital expenditures; introduction of new products; rationalization of operations; and other risks identified in Havertys’ SEC reports and public announcements.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.    Exhibits

(a) Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective April 30, 2007 (Exhibit 3.2 to our First Quarter 2007 Form 10-Q).
*10.1	Amendment No. 1 dated February 16, 2011 to the Directors’ Deferred Compensation Plan (Exhibit 10.8 to our Second Quarter 2006 Form 10-Q).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 5, 2011	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)