Form 10-Q
period 2011-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2011-08-05
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934   For the quarterly period ended June 30, 2011

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
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 29, 2011, were: Common Stock – 18,665,189; Class A Common Stock – 3,284,215.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,015	$58,045
Restricted cash and cash equivalents	6,811	—
Accounts receivable	11,635	13,778
Inventories	84,749	91,938
Prepaid expenses	9,338	7,685
Other current assets	3,469	5,489
Total current assets	178,017	176,935
Accounts receivable, long-term	495	588
Property and equipment	170,491	175,511
Deferred income taxes	11,524	11,524
Other assets	5,311	5,681
	$365,838	$370,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,956	$18,088
Customer deposits	16,891	13,585
Accrued liabilities	27,413	31,357
Deferred income taxes	7,052	7,052
Current portion of lease obligations	541	525
Total current liabilities	67,853	70,607
Lease obligations, less current portion	8,299	8,574
Other liabilities	36,193	37,876
Total liabilities	112,345	117,057
Stockholders’ equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2011 – 26,414; 2010 – 26,272 shares	26,414	26,272
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2011 – 3,807; 2010 – 3,854 shares	3,807	3,854
Additional paid-in capital	68,211	67,214
Retained earnings	249,617	251,229
Accumulated other comprehensive loss	(18,709)	(19,428)
Less treasury stock at cost – Common Stock (2011 – 7,749; 2010 – 7,760) and Convertible Class A Common Stock (2011 and 2010 – 522 shares)	(75,847)	(75,959)
Total stockholders’ equity	253,493	253,182
	$365,838	$370,239
See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$143,094	$145,075	$297,265	$301,111
Cost of goods sold	69,688	70,800	144,908	145,571
Gross profit	73,406	74,275	152,357	155,540
Credit service charges	119	184	253	398
Gross profit and other revenue	73,525	74,459	152,610	155,938

Expenses:
Selling, general and administrative	74,369	74,875	153,837	153,753
Interest, net	178	206	400	414
Provision for doubtful accounts	82	43	101	206
Other (income) expense, net	(86)	(8)	(184)	(210)
	74,543	75,116	154,154	154,163

Income (loss) before income taxes	(1,018)	(657)	(1,544)	1,775
Income tax expense (benefit)	(76)	(51)	68	27
Net income (loss)	$(942)	$(606)	$(1,612)	$1,748

Basic and diluted earnings (loss) per share:
Common Stock	$(0.04)	$(0.03)	$(0.07)	$0.08
Class A Common Stock	$(0.04)	$(0.03)	$(0.07)	$0.08

Basic weighted average shares outstanding:
Common Stock	18,600	18,060	18,567	17,820
Class A Common Stock	3,314	3,673	3,323	3,773

Diluted weighted average shares outstanding:
Common Stock	18,600	18,060	18,567	21,945
Class A Common Stock	3,314	3,673	3,323	3,773

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(1,612)	$1,748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,020	8,528
Share-based compensation expense	1,076	1,008
Provision for doubtful accounts	101	206
Deferred income taxes	—	(1,706)
Net gain on sale of property and equipment	(21)	(117)
Other	262	(169)
Changes in operating assets and liabilities:
Accounts receivable	2,135	1,602
Inventories	7,189	4,299
Customer deposits	3,306	3,860
Other assets and liabilities	(225)	473
Accounts payable and accrued liabilities	(6,076)	(1,684)
Net cash provided by operating activities	15,155	18,048

Cash Flows from Investing Activities:
Capital expenditures	(3,994)	(3,137)
Restricted cash and cash equivalents	(6,811)	—
Proceeds from sale of property and equipment	21	206
Net cash used in investing activities	(10,784)	(2,931)

Cash Flows from Financing Activities:
Payments on lease obligations	(259)	(168)
Proceeds from exercise of stock options	270	3,319
Other financing activities	(412)	(593)
Net cash provided by (used in) financing activities	(401)	2,558

Increase in cash and cash equivalents during the period	3,970	17,675
Cash and cash equivalents at beginning of period	58,045	44,466
Cash and cash equivalents at end of period	$62,015	$62,141

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

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from those estimates.

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  We believe that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B – Restricted Cash and Cash Equivalents

Our insurance carrier requires us to collateralize a portion of our workers' compensation obligations.  We chose to change our collateral from a letter of credit to an escrow account during the second quarter of 2011.   These funds are shown as restricted cash and cash equivalents on our consolidated balance sheet and are investments in money market funds held by an agent.  The agreement with our carrier governing these funds expires on December 31, 2011.

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 5.6% during the first six months of 2011. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to four years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $11,665,000 in one year, $895,000 in two years, $117,000 in three years and $28,000 beyond three years for receivables outstanding at June 30, 2011.

Accounts receivable are shown net of the allowance for doubtful accounts of $575,000 and $700,000 at June 30, 2011 and December 31, 2010, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We age our receivables using the recency measurement method.  In recency aging, delinquency is measured based on the number of days since the last full payment.  Delinquency is the primary indicator of credit quality.  The following is an aging analysis of our receivables and balances segregated by method of impairment evaluation (in thousands):

Aging Category	June 30, 2011	December 31, 2010
30 - 59 days	$314	$368
60 - 89 days	141	112
90 - 119 days	120	57
120-179 days	84	182
180 days or longer	113	151
Total Past-due	772	870
Unclassified	225	294
Current	11,708	13,902
	$12,705	$15,066

In our recency aging, if an account has a payment recorded within the past 30 days but remains contractually delinquent, then the balance is placed in the unclassified category.

The following details the activity within the allowance account during the first six months of 2011:

(in thousands)	Six Months Ended June 30, 2011	Three Months Ended March 31, 2011
Allowance for doubtful accounts:
Beginning balance:	$700	$700
Charge-offs	(325)	(147)
Recoveries	99	53
Provisions	101	19
Ending balance:	$575	$625
Ending balance: individually evaluated for impairment	$313	$357
Ending balance: collectively evaluated for impairment	$262	$268
Receivables:
Individually evaluated for impairment	$383	$448
Collectively evaluated for impairment	$12,322	$13,498

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E – Credit Arrangement

Havertys has a $60,000,000 revolving credit facility (the “Credit Agreement”) with two banks which is secured by inventory, accounts receivable, cash and certain other personal property.  Our Credit Agreement includes negative covenants that limit our ability to, among other things (a) create unsecured funded indebtedness or capital lease obligations collectively in excess of $15,000,000 in aggregate outstandings at any one time, (b) create indebtedness secured by real estate or engage in sale leaseback transactions which together exceed $60,000,000 in the aggregate, (c) sell or dispose of real property or other assets in excess of $30,000,000 in the aggregate, or (d) pay dividends in excess of $6,000,000 or repurchase capital stock in excess of $5,000,000 during any trailing twelve month period.

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $51.7 million at June 30, 2011.  Amounts available are reduced by $10 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve month, resulting in a net availability of $41.7 million.  There were no borrowed amounts outstanding under the Credit Agreement at June 30, 2011. We are in compliance with the terms of the Credit Agreement at June 30, 2011 and there exists no default or event of default.  The Credit Agreement has provisions for commitment fees on unused amounts and terminates in December 2011.

NOTE F – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a year to date adjustment.

The income tax expense for the six months ended June 30, 2011 includes an adjustment of $155,000 to reduce the balance of our income tax receivables based on an analysis following actual refunds. During the first six months of 2010 the income tax expense that would otherwise be recognized was virtually offset by a reduction in the valuation allowance for deferred taxes. Tax expense includes Texas state tax, which is based on gross profit and not pre-tax income or loss.

NOTE G – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. These assets totaled approximately $1.5 million at June 30, 2011 and $1.7 million at December 31, 2010 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the earnings (loss) and number of shares used in calculating the diluted earnings (loss) per share for Common Stock and Class A Common Stock (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Common:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	(805)	(508)	(1,377)	1,455
Basic	(805)	(508)	(1,377)	1,455
Class A Common earnings (loss)	—	—	—	293
Diluted	$(805)	$(508)	$(1,377)	$1,748

Class A Common:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	(137)	(98)	(235)	293
	$(137)	$(98)	$(235)	$293

Denominator:
Common:
Weighted average shares outstanding - basic	18,600	18,060	18,567	17,820
Assumed conversion of Class A Common Stock	—	—	—	3,773
Dilutive options, awards and common stock equivalents	—	—	—	352

Total weighted-average diluted Common Stock	18,600	18,060	18,567	21,945

Class A Common:
Weighted average shares outstanding	3,314	3,673	3,323	3,773

The following details the shares excluded from the denominator in the above computation of diluted earnings (loss) per share because their inclusion would be antidilutive (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Assumed conversion of Class A Common Stock	3,314	3,673	3,323	—
Dilutive options, awards and common stock equivalents	223	341	237	—
Excluded because of net loss position for period	3,537	4,014	3,560	—

Excluded due to the options’ exercise prices being greater than the average market price	796	880	801	886

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

Net pension costs included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service cost-benefits earned during period	$27	$25	$54	$50
Interest cost on projected benefit obligations	1,000	1,001	2,000	2,002
Expected return on plan assets	(1,057)	(946)	(2,115)	(1,892)
Amortization of prior service costs	52	52	105	104
Amortization of actuarial loss	257	201	514	402

Net pension costs	$279	$333	$558	$666

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  We made a $1.0 million contribution during the second quarter and expect to make an additional $2.0 million in contributions to our qualified pension plan in 2011.

NOTE J – Comprehensive Income

Comprehensive income (loss) represents net earnings (loss) plus any revenue, expenses, gains or losses that are specifically excluded from net income and recognized directly as a component of stockholders’ equity.

The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2010	2010	2010

Net income (loss)	$(942)	$(606)	$(1,612)	$1,748
Other comprehensive income	359	303	719	607
Comprehensive income (loss)	$(583)	$(303)	$(893)	$2,355

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.

Sales for the second quarter of 2011 decreased $2.0 million or 1.4% as compared to the prior year period and comparable store sales decreased 1.4%.  Sales for the first six months of 2011 decreased $3.8 million or 1.3% as compared to the prior year period and comparable store sales decreased 1.0% or $2.9 million.  Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Comparable store sales were down slightly in the first half of 2011 after the quarterly positive performance from the fourth quarter of 2009 through 2010.  Sales increases were strong in the first half of 2010 when housing activity was stimulated in the short-term by first-time homebuyer tax credits and were more modest as the year progressed.  Last year’s comparable store sales were up 13.2% in the second quarter and 11.6% in the first half of 2010 followed by increases of 4.3% in the third quarter and 1.9% in the fourth quarter.  Persistent high unemployment and rising fuel and food prices have dampened consumer confidence.  These factors, combined with falling home values and an extremely weak housing market, create a very difficult environment for the retail home furnishings industry.

Gross Profit

Gross profit for the second quarter of 2011 was 51.3%, compared to 51.2% in the prior year period and in line with our expectations.

Gross profit for the six months ended June 30, 2011 was 51.3% compared to 51.7% for the same period in 2010.  Inbound freight costs which impacted our product costs during 2010 have stabilized.

We plan to remain competitive, but not overly aggressive with our pricing structure.  Gross profit margins for the remainder of the year are expected to be similar to the 51.1% recorded in the second half of 2010, including a slightly higher LIFO impact estimated for this year’s second half.

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

Our second quarter 2011 total SG&A costs decreased $0.5 million from the prior year period but due to lower sales rose 0.4% to 52.0% as a percent of sales from 51.6%.  SG&A costs for the six months ended June 30, 2011 were basically flat and rose 0.7% to 51.8% as a percent of sales compared to 51.1% in the prior year period.

Selling expenses generally vary with sales volume and were relatively flat as a percent of net sales for the second quarter and first six months of 2011 as compared to the prior year periods.

Occupancy costs are a significant portion of our SG&A expenses and are generally fixed.  Store rents and property taxes included in occupancy costs were approximately $0.4 million and $1.0 million lower in the second quarter and six months ended June 30, 2011, respectively, compared to the same prior year periods.  The decreases were due to one less store, reduced rent on selected stores and lowered property tax values and were partially offset by higher depreciation expenses related to our new computer hardware.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Delivery and warehousing expenses included in SG&A were up approximately $0.2 million and $1.0 million for the second quarter and first six months of 2011, respectively, as compared to the same prior year periods.  These increases were driven by higher fuel and truck costs and increases in wages and group insurance premiums.

Our advertising and marketing expenses were relatively flat as a percent of net sales in the quarter and six months ended June 30, 2011 as compared to the same prior year periods. We expect our second half will be higher than the year ago period in total dollar spend and 0.4% as a percent of sales as we engage a new agency and strengthen our brand.

Administrative expenses were relatively flat on a dollar basis for the second quarter and up $0.7 million during the first half of 2011 as compared to the same prior year periods.  We had slightly higher compensation expense and double-digit increases in our group insurance costs in 2011.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

The in-house financing offer most frequently chosen by our customers carries no interest for 12 months and requires equal monthly payments. This program generates very minor credit revenue and is more cost effective than outsourcing.  We offer our customers different credit promotions through a third-party provider. Sales financed by this provider are not Havertys’ receivables; accordingly, we do not have any credit risk or service responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the second quarter 2011 were no interest offers requiring monthly payments over periods of 18 to 36 months.

The following summarizes credit service charge revenue, the financing vehicles used, accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Credit service charge revenue	$119	$184	$253	$398
Amount financed as a % of sales:
Havertys	5.6%	6.2%	5.6%	6.0%
Third-party	30.2%	30.8%	31.4%	31.6%
	35.8%	37.0%	37.0%	37.6%

	June 30,
	2011	2010
Accounts receivable	$12,705	$15,185
Allowance for doubtful accounts	575	850
Allowance as a % of accounts receivable	4.5%	5.6%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

Our effective tax rate for the second quarter and first six months of 2011 was 7.5% and (4.4)%, respectively, compared to 7.8% and 1.5% for the same periods of 2010.

The estimated annual effective rate for 2011 and 2010 was impacted by changes in our deferred tax valuation allowance.  Tax expense also includes Texas state taxes which are based on gross profit and not pre-tax income or loss.  The income tax expense for 2011 also includes a discrete item related to a $155,000 reduction in our recorded income tax receivables.

We continue to review the realizability of our deferred income tax assets which is dependent on generating sufficient future income.  Valuation allowances of $13.3 million associated with certain federal and state deferred tax assets could be reduced in 2011 based on, among other factors, the level of income generated in 2011.

Store Plans and Capital Expenditures

We completed the relocation of a store in Austin, Texas during the second quarter and our plans include opening one store in a new market and relocating another store during the fourth quarter of 2011.  These changes should increase net selling space in 2011 by less than 1% assuming the new stores open and existing stores close as scheduled.

Our planned annual expenditures for 2011 are $19.5 million including $11.5 million for new stores and store improvements, $4.8 million for purchasing four stores previously under lease and $3.2 million for information technology.

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

Our $60.0 million revolving credit facility (the “Credit Agreement”) with two banks is secured by inventory, accounts receivable, certain other personal property and cash. The borrowing base at June 30, 2011 was $51.7 million.  Amounts available are reduced by $10.0 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve month period, resulting in a net availability of $41.7 million. There were no borrowings under the Credit Agreement during the six months ended June 30, 2011.

We are meeting with lenders to obtain a renewal of our revolving credit facility.  We expect such financing will be on terms that are at least as favorable for the Company as the present facility expiring in December 2011.

Summary of Cash Activities

Our cash flows provided by operating activities totaled $15.2 million in the first six months of 2011 compared to $18.0 million for the same period of 2010.  This reduction was due to a larger decrease in accounts payable and accrued liabilities in 2011 partly offset by a reduction of inventory and a small loss in 2011 versus earnings in 2010.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $10.8 million in the first six months of 2011 versus $2.9 million for the same period of 2010.  This increase is primarily due to investments made in restricted cash as collateral for insurance programs.

Our cash flows used in financing activities totaled $0.4 million in the first six months of 2011 compared to $2.6 million provided by financing activities for the same period of 2010.  This change is primarily due to reduced proceeds from exercises of stock options in 2011 compared to 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Six Months Ended June 30, 2011

Our balance sheet as of June 30, 2011, as compared to our balance sheet as of December 31, 2010, changed as follows:

•	increase in cash of $4.0 million;

•	increase in restricted cash of $6.8 million as we changed our form of collateral for worker’s compensation obligations from a letter of credit to an escrow account;

•	decrease in inventories of $7.2 million as we adjusted purchases and operating levels;

•	decrease in property and equipment of $5.0 million as depreciation expense outpaced capital expenditures;
•	increase in customer deposits of $3.3 million due to the normal seasonal differences in the timing of written business relative to the end of the period and to delivery of product to customers; and
•	decrease in accrued liabilities of $3.9 million due primarily to higher accrued compensation costs driven by greater sales during the period ended December 31, 2010.

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

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective May 12, 2010 (Exhibit 3.2 to our First Quarter 2010 Form 10-Q).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 5, 2011	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)