Form 10-Q
period 2011-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2011-11-03
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2011

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
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 28 2011, were: Common Stock – 18,683,589; Class A Common Stock – 3,265,815.

HAVERTY FURNITURE COMPANIES, INC.
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2011 (unaudited) and December 31, 2010	1

	Condensed Consolidated Statements of Operations – Three and Nine Months ended September 30, 2011 and 2010 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows – Nine Months ended September 30, 2011 and 2010 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

	Item 4. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	13

	Item 6. Exhibits	13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,485	$58,045
Restricted cash and cash equivalents	6,812	—
Accounts receivable	11,082	13,778
Inventories	81,637	91,938
Prepaid expenses	9,210	7,685
Other current assets	3,718	5,489
Total current assets	178,944	176,935
Accounts receivable, long-term	478	588
Property and equipment	176,448	175,511
Deferred income taxes	11,672	11,524
Other assets	5,239	5,681
	$372,781	$370,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,707	$18,088
Customer deposits	19,921	13,585
Accrued liabilities	30,351	31,357
Deferred income taxes	6,976	7,052
Current portion of lease obligations	550	525
Total current liabilities	75,505	70,607
Lease obligations, less current portion	8,158	8,574
Other liabilities	34,693	37,876
Total liabilities	118,356	117,057
Stockholders’ equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2011 – 26,422; 2010 – 26,272 shares	26,422	26,272
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2011 – 3,798; 2010 – 3,854 shares	3,798	3,854
Additional paid-in capital	68,704	67,214
Retained earnings	249,735	251,229
Accumulated other comprehensive loss	(18,387)	(19,428)
Less treasury stock at cost – Common Stock (2011 – 7,749; 2010 – 7,760) and Convertible Class A Common Stock (2011 and 2010 – 522 shares)	(75,847)	(75,959)
Total stockholders’ equity	254,425	253,182
	$372,781	$370,239
See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$155,379	$157,137	$452,644	$458,248
Cost of goods sold	74,941	76,558	219,849	222,130
Gross profit	80,438	80,579	232,795	236,118
Credit service charges	109	167	362	566
Gross profit and other revenue	80,547	80,746	233,157	236,684

Expenses:
Selling, general and administrative	80,445	79,272	234,282	233,025
Interest, net	177	202	576	616
Provision for doubtful accounts	23	71	124	277
Other (income) expense, net	(185)	(45)	(368)	(255)
	80,460	79,500	234,614	233,663

Income (loss) before income taxes	87	1,246	(1,457)	3,021
Income tax expense (benefit)	(31)	59	37	86
Net income (loss)	$118	$1,187	$(1,494)	$2,935

Basic earnings (loss) per share:
Common Stock	$0.01	$0.05	$(0.07)	$0.14
Class A Common Stock	$0.01	$0.05	$(0.07)	$0.13

Diluted earnings (loss) per share:
Common Stock	$0.01	$0.05	$(0.07)	$0.13
Class A Common Stock	$0.01	$0.05	$(0.07)	$0.13

Basic weighted average shares outstanding:
Common Stock	18,666	18,472	18,600	18,040
Class A Common Stock	3,283	3,371	3,309	3,637

Diluted weighted average shares outstanding:
Common Stock	22,162	22,013	18,600	21,955
Class A Common Stock	3,283	3,371	3,309	3,637

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(1,494)	$2,935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,542	12,689
Share-based compensation expense	1,569	1,373
Provision for doubtful accounts	124	277
Deferred income taxes	—	(2,322)
Net gain on sale of property and equipment	(142)	(107)
Other	258	(212)
Changes in operating assets and liabilities:
Accounts receivable	2,682	1,552
Inventories	10,301	5,117
Customer deposits	6,336	3,847
Other assets and liabilities	(1,679)	(2,358)
Accounts payable and accrued liabilities	(1,387)	4,055
Net cash provided by operating activities	30,110	26,846

Cash Flows from Investing Activities:
Capital expenditures	(14,480)	(6,906)
Restricted cash and cash equivalents	(6,812)	—
Proceeds from sale of property and equipment	155	207
Net cash used in investing activities	(21,137)	(6,699)

Cash Flows from Financing Activities:
Payments on lease obligations	(391)	(255)
Proceeds from exercise of stock options	270	3,319
Other financing activities	(412)	(593)
Net cash provided by (used in) financing activities	(533)	2,471

Increase in cash and cash equivalents during the period	8,440	22,618
Cash and cash equivalents at beginning of period	58,045	44,466
Cash and cash equivalents at end of period	$66,485	$67,084

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

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 5.6% during the first nine months of 2011. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to four years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $11,247,000 in one year, $779,000 in two years, $70,000 in three years and $14,000 beyond three years for receivables outstanding at September 30, 2011.

Accounts receivable are shown net of the allowance for doubtful accounts of $550,000 and $700,000 at September 30, 2011 and December 31, 2010, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We age our receivables using the recency measurement method.  In recency aging, delinquency is measured based on the number of days since the last full payment.  Delinquency is the primary indicator of credit quality.  The following is an aging analysis of our receivables and balances segregated by method of impairment evaluation (in thousands):

Aging Category	September 30, 2011	December 31, 2010
30 - 59 days	$335	$368
60 - 89 days	115	112
90 - 119 days	75	57
120-179 days	150	182
180 days or longer	146	151
Total Past-due	821	870
Unclassified	223	294
Current	11,066	13,902
	$12,110	$15,066

Individually evaluated for impairment	$429	$464
Collectively evaluated for impairment	$11,681	$14,602

In our recency aging, if an account has a payment recorded within the past 30 days but remains contractually delinquent, then the balance is placed in the unclassified category.

The following details the activity within the allowance account:

(in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Allowance for doubtful accounts:
Beginning balance:	$575	$700
Charge-offs	(108)	(433)
Recoveries	$60	159
Provisions	23	124
Ending balance:	$550	$550
Ending balance: individually evaluated for impairment	$354	$354
Ending balance: collectively evaluated for impairment	$196	$196

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E – Credit Arrangement

In September 2011 Havertys entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank.  The Credit Agreement amends and restates the credit agreement governing the company’s existing revolving credit facility to reduce the aggregate commitments under the facility to $50.0 million from $60.0 million, extend the maturity date to September 1, 2016 from December 22, 2011, lower the commitment fees on unused amounts, reduce the applicable margin for interest rates on borrowings and modify certain of the covenants.

The $50.0 million revolving credit facility is secured by inventory, accounts receivable, cash and certain other personal property.  Our Credit Agreement includes negative covenants that limit our ability to, among other things (a) incur, assume or permit to exist additional indebtedness or guarantees; (b) incur liens and engage in sale leaseback transactions or real estate sales in excess of $100.0 million; (c) pay dividends or redeem or repurchase capital stock; (d) engage in certain transactions with affiliates; and (e) alter the business that the Company conducts.

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $46.0 million at September 30, 2011.  Amounts available are reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $39.8 million.  There were no borrowed amounts outstanding under the Credit Agreement at September 30, 2011 and we are in compliance with its terms and there exists no default or event of default.

NOTE F – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a year to date adjustment.

The income tax expense for the nine months ended September 30, 2011 includes an adjustment of $155,000 to reduce the balance of our income tax receivables based on an analysis following actual refunds. During the first nine months of 2010 the income tax expense that would have otherwise been recognized was virtually offset by a reduction in the valuation allowance for deferred taxes. Income tax expense includes Texas state tax, which is based on gross profit and not pre-tax income or loss.

NOTE G – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our restricted cash and self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our restricted cash totaled approximately $6.8 million at September 30, 2011. The assets related to our deferred compensation plans totaled approximately $1.3 million at September 30, 2011 and $1.7 million at December 31, 2010 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the earnings (loss) and number of shares used in calculating the diluted earnings (loss) per share for Common Stock and Class A Common Stock (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Common:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	101	1,011	(1,277)	2,462
Basic	101	1,011	(1,277)	2,462
Class A Common earnings (loss)	17	176	—	473
Diluted	$118	$1,187	$(1,277)	$2,935

Class A Common:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	17	176	(217)	473
	$17	$176	$(217)	$473

Denominator:
Common:
Weighted average shares outstanding - basic	18,666	18,472	18,600	18,040
Assumed conversion of Class A Common Stock	3,283	3,371	—	3,637
Dilutive options, awards and common stock equivalents	213	170	—	278

Total weighted-average diluted Common Stock	22,162	22,013	18,600	21,955

Class A Common:
Weighted average shares outstanding	3,283	3,371	3,309	3,637

Antidilutive shares excluded from the denominator:
Excluded due to the options’ exercise prices being greater than the average market price	788	1,203	797	882

Also excluded from the denominator for the nine months ended September 30, 2011, because of the net loss for that period, is the assumed conversion of the Class A Common Stock, dilutive options, awards and common stock equivalents totaling approximately 3,536,000 shares.

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

Net pension costs included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Service cost-benefits earned during period	$23	$25	$77	$75
Interest cost on projected benefit obligations	991	1,001	2,991	3,003
Expected return on plan assets	(1,057)	(946)	(3,172)	(2,838)
Amortization of prior service costs	52	52	157	156
Amortization of actuarial loss	218	201	732	603

Net pension costs	$227	$333	$785	$999

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  We made $1.0 million in contributions during each of the second and third quarters and expect to make an additional $1.0 million in contributions to our qualified pension plan in 2011.

NOTE J – Comprehensive Income

Comprehensive income (loss) represents net earnings (loss) plus any revenue, expenses, gains or losses that are specifically excluded from net income and recognized directly as a component of stockholders’ equity.

The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$118	$1,187	$(1,494)	$2,935
Other comprehensive income	322	303	1,041	910
Comprehensive income (loss)	$440	$1,490	$(453)	$3,845

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.

Sales for the third quarter of 2011 decreased $1.8 million or 1.1% as compared to the prior year period and comparable store sales decreased $1.0 million or 0.6%.  Sales for the first nine months of 2011 decreased $5.6 million or 1.2% as compared to the prior year period and comparable store sales decreased 0.9% or $3.8 million.  Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Comparable store sales were down slightly in the first nine months of 2011 after the quarterly positive performance from the fourth quarter of 2009 through 2010.  Sales increases were strong in the first half of 2010 when housing activity was stimulated in the short-term by first-time homebuyer tax credits and were more modest as the year progressed.  Last year’s comparable store sales were up 4.3% in the third quarter and 7.6% in the first nine months of 2010 followed by an increase of 1.9% in the fourth quarter.  Persistent high unemployment and rising fuel and food prices have dampened consumer confidence.  These factors, combined with falling home values and an extremely weak housing market, create a very difficult environment for the retail home furnishings industry.

Gross Profit

Gross profit for the third quarter of 2011 was 51.8%, compared to 51.3% in the prior year period and better than our previous estimates.  Our focus on higher price point products and pricing discipline combined with a $0.4 million smaller LIFO impact generated this quarter’s gross profit improvement.

Gross profit for the nine months ended September 30, 2011 was 51.4% compared to 51.5% for the same period in 2010.

We plan to remain competitive, but not overly aggressive with our pricing structure.  Gross profit margins for the fourth quarter are expected to be approximately 1.0% higher than the 51.0% recorded in the fourth quarter of 2010.  This year’s fourth quarter should benefit from the appeal of newer merchandise and an estimated $0.5 million lower LIFO impact.

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

Our third quarter 2011 total SG&A costs increased $1.2 million from the prior year period and, combined with lower sales, rose 1.5% as a percent of sales.  SG&A costs for the nine months ended September 30, 2011 increased $1.3 million and rose 0.5% as a percent of sales compared to the prior year period.

Selling expenses generally vary with sales volume and were relatively flat as a percent of net sales for the third quarter and first nine months of 2011 as compared to the prior year periods.

Occupancy costs are a significant portion of our SG&A expenses and are generally fixed unless we expand or improve our store base.  Store rents and property taxes included in occupancy costs were approximately $0.4 million and $1.4 million lower in the third quarter and nine months ended September 30, 2011, respectively, compared to the same prior year periods.  The decreases were due to one less store, reduced rent on selected stores and lowered property tax values.  These decreases were offset in the third quarter by higher utility costs due to record-setting heat and higher depreciation expenses related to our new computer hardware.  The higher depreciation expenses partially offset the decreased rents and property taxes for the nine months ended September 30, 2011 compared to the same prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Delivery and warehousing expenses included in SG&A were up approximately $0.2 million and $1.2 million for the third quarter and first nine months of 2011, respectively, as compared to the same prior year periods.  These increases were driven by higher fuel and truck costs and increases in group insurance premiums.

Our advertising and marketing expenses as compared to the same prior year periods were higher in total dollar spend and up 0.3% and 0.1% as a percent of sales for the quarter and nine months ended September 30, 2011, respectively.  We engaged a new marketing agency in the third quarter to develop a consumer segmentation model which will aid us in more efficiently reaching our target customers with a resonating message.  We expect the fourth quarter expense in this category to be up by approximately 0.8% as a percent of sales compared to the same quarter last year.

Administrative expenses were up approximately $0.5 million and $1.2 million for the third quarter and first nine months of 2011 as compared to the same prior year periods.  We had slightly higher compensation expense and double-digit percentage increases in our group insurance costs in 2011.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

We maintain a small in-house financing program for our customers with the offer most frequently chosen carrying no interest for 12 months and requiring equal monthly payments. This program generates very minor credit revenue and is more cost effective than outsourcing.  We offer our customers different credit promotions, more widely used, through a third-party provider. Sales financed by this provider are not Havertys’ receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for the third quarter 2011 were no interest offers requiring monthly payments over periods of 18 to 36 months.

The following summarizes credit service charge revenue, the financing vehicles used, accounts receivable and allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Credit service charge revenue	$109	$167	$362	$566
Amount financed as a % of sales:
Havertys	5.6%	6.2%	5.6%	6.0%
Third-party	32.5%	32.9%	31.8%	32.1%
	38.1%	39.1%	37.4%	38.1%

	September 30,
	2011	2010
Accounts receivable	$12,110	$15,064
Allowance for doubtful accounts	550	750
Allowance as a % of accounts receivable	4.5%	5.0%

The allowance is $0.2 million lower than the balance a year ago due to the reduction in total accounts receivable, lower write off experience and a more than proportionate reduction of the total dollars in delinquent and problem categories.

Interest, net

Interest, net is primarily comprised of interest expense on our lease obligations and commitment fees on our unused credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

Our effective tax rate for the third quarter and first nine months of 2011 was 35.6% benefit and (2.5)% expense respectively, compared to expense of 4.7% and 2.8% for the same periods of 2010.

The estimated annual effective rate for 2011 and 2010 was impacted by changes in our deferred tax valuation allowance.  Income tax expense also includes Texas state taxes which are based on gross profit and not pre-tax income or loss.  The income tax expense for 2011 also includes a discrete item related to a $155,000 reduction in our recorded income tax receivables.

We continue to review the realizability of our deferred income tax assets.  Valuation allowances of $13.3 million associated with certain federal and state deferred tax assets could be reduced in 2011 based on, among other factors, the level of income generated in 2011.

Store Plans and Capital Expenditures

We completed the relocation of a store in Austin, Texas during the second quarter of 2011 and in late October opened a store in Boca Raton, Florida, a new market for us. We also expect to open a relocated Asheville, North Carolina store during the fourth quarter of 2011.  These changes should increase net selling space in 2011 by less than 1% assuming the new store opens and the existing store closes as scheduled.  Store plans for 2012 include the opening of a new store in Baltimore, Maryland in the second quarter and later in the year a replacement store in Atlanta, Georgia and two new stores in other markets.  These changes would increase net selling square footage 2.4% in 2012.

Our planned annual expenditures for 2011 are $19.0 million including $11.0 million for new stores and store improvements, $4.8 million for the purchases of four stores previously under lease and $3.2 million for information technology.  Capital expenditures for 2012 are estimated to be $18.5 million.

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities and bank borrowings.  We believe that available short-term and long-term capital resources are adequate to fund our working capital requirements, capital expenditures, scheduled debt payments, income tax obligations, benefit plan contributions and stock repurchases for the foreseeable future.

In September we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank.  The Credit Agreement amends and restates the agreement governing our existing revolving credit facility to reduce the aggregate commitments under the facility to $50.0 million from $60.0 million, extend the maturity date to September 1, 2016 from December 22, 2011, reduce the applicable margin for borrowings and modify certain of the covenants.  The types of fees associated with the Credit Agreement are similar to the prior facility, but due to a longer term and better pricing the annual amortization and unused commitment fees are estimated to be approximately $0.3 million compared to $0.8 million.

The Credit Agreement is secured by inventory, accounts receivable, certain other personal property and cash. The borrowing base at September 30, 2011 was $46.0 million. Amounts available are reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $39.8 million.  There were no borrowings under the credit facilities during the nine months ended September 30, 2011.

Summary of Cash Activities

Our cash flows provided by operating activities totaled $30.1 million in the first nine months of 2011 compared to $26.8 million for the same period of 2010.  This increase was due to a larger reduction of inventory and increase in customer deposits in 2011 compared to 2010.  These were partially offset by the shift in accounts payable and accrued liabilities to a reduction in cash flows in 2011 from an increase in 2010 as well as a small loss in 2011 compared to earnings in 2010. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our cash flows used in investing activities totaled $21.1 million in the first nine months of 2011 versus $6.7 million for the same period of 2010.  This increase is primarily due to increased capital expenditures in 2011 and investments made in restricted cash as collateral for insurance programs.

Our cash flows used in financing activities totaled $0.5 million in the first nine months of 2011 compared to $2.5 million provided by financing activities for the same period of 2010.  This change is primarily due to reduced proceeds from exercises of stock options in 2011 compared to 2010.

Balance Sheet Changes for the Nine Months Ended September 30, 2011

Our balance sheet as of September 30, 2011, as compared to our balance sheet as of December 31, 2010, changed as follows:

•	increase in cash of $8.4 million;

•	increase in restricted cash of $6.8 million as we changed our form of collateral for worker’s compensation obligations from a letter of credit to an escrow account;

•	decrease in inventories of $10.3 million as we adjusted purchases and operating levels and certain orders were awaiting fulfillment by the vendor; and

•	increase in customer deposits of $6.3 million due to the normal seasonal differences in the timing of written business relative to the end of the period and to delivery of product to customers.

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
*10.1
Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011.

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 3, 2011	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)