Form 10-K
period 2011-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2012-03-07
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $235,634,838 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).

There were 18,896,221 shares of common stock and 3,053,183 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2012 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the year ended December 31, 2011

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition.  These statements are within the meaning of Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934.

Forward-looking statements include, but are not limited to:

•	projections of sales or comparable store sales, gross profit, SG&A expenses, capital expenditures or other financial measures;
•	descriptions of anticipated plans or objectives of our management for operations or products;
•	forecasts of performance; and
•	assumptions regarding any of the foregoing.

Because these statements involve anticipated events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.

These forward-looking statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgment, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available.

Although we believe that our plans, intentions and expectations as reflected in or suggested by any forward-looking statements are reasonable, they are not guarantees.  Actual results may differ materially from our anticipated results described or implied in our forward-looking statements, and such differences may be due to a variety of factors. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

Discussed elsewhere in further detail in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report.

Forward-looking statements are only as of the date they are made and they might not be updated to reflect changes as they occur after the forward-looking statements are made.  We assume no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the Securities and Exchange Commission, or SEC, and you should not place undue reliance on those statements.

We intend for any forward-looking statements to be covered by, and we claim the protection under, the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Revenues

The following table sets forth the approximate percentage contributions by product and service to our gross revenues for the past three years:

	Year ended December 31,
	2011	2010	2009
Merchandise:
Living Room Furniture	48.3%	47.9%	48.4%
Bedroom Furniture	19.7	20.1	20.4
Dining Room Furniture	11.0	11.2	11.4
Bedding	11.9	11.4	10.1
Accessories and Other (1)	9.0	9.3	9.5
Credit Service Charges	0.1	0.1	0.2
	100.0%	100.0%	100.0%

(1)       Includes delivery charges and product protection.

Stores

As of December 31, 2011, we operated 119 stores serving 80 cities in 17 states with approximately 4.2 million retail square feet.  We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings.  The store’s curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise.  Interior details are also important for a pleasant and inviting shopping experience.  We are currently refreshing many of our locations with improved merchandise layouts, new paint colors and in-store signage.  This effort, which we named “Bright Inspirations,” began in late 2010 and will continue through 2013.  Elements of the concept include creating impact zones, merchandise stories and destination departments.  Consumer input was used in the development and actual customer comments are incorporated into the signage.

The downturn in the retail sector has generated a number of available “empty boxes” within our geographic footprint for us to consider.  We are also evaluating our existing stores for relocation or closure.  We expect a net increase in 2012 in our retail square footage of approximately 2.4%.

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

Our website features a variety of shopping tools including customized merchandise views, room planners and delivery availability.  We also have a large number of product reviews written by our customers which are important to shoppers.  Our site allows consumers to develop “wish lists,” place orders on-line and set delivery of their purchases.   Features for in-store or web post-purchases include “follow the truck” for deliveries and other customer service opportunities.  Our website received approximately 6.5 million unique visitors during 2011, a 3.8% increase over 2010.  Visitors spent 1.4% longer at the site than in 2010 and our products were viewed 14.7 million times, a 10.9% increase over 2010.  Although sales placed via our website are minor, the number of orders increased 8.5% and sales dollars increased 3.4% in 2011 compared to 2010.

Suppliers

We have developed strong relationships with our suppliers and believe that we receive excellent pricing and service from our key vendors due to the volume and reliability of our purchase commitments.  We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 54% of our purchasing spending during 2011.   Wood products, or “case goods,” are generally imported from Asia, with less than 5% of our selected case goods at December 31, 2011 produced domestically.  Upholstered items are not as heavily imported, with the exception of our leather products.  Approximately 87% of our leather merchandise was imported from Mexico or Asia during 2011.

Supply Chain

The longer lead times required for deliveries from overseas factories and the production of merchandise exclusively for Havertys makes it imperative for us to have both warehousing capabilities and effective supply chain control.  Our Eastern Distribution Center has sufficient capacity to store imported goods and flow product from our domestic upholstery suppliers.  Our distribution facilities are currently underutilized due to the severe recession in retail home furniture sales.  We believe our infrastructure could service $1 billion in annual sales.  During 2008 and 2009 we made significant reductions in our warehouse and distribution workforce in response to the lower sales levels and implemented the use of certain technologies to increase productivity.  Our merchandising and advertising teams provide input to the ordering process such that we currently have overall inventory levels within an appropriate range and have reduced the amount of written sales awaiting product for delivery.  Advancements in the availability of real-time information allow our supply chain team to more closely follow our import orders from the manufacturing plant through each stage of transit.  Using this tool we can more accurately set customer delivery dates prior to receipt of product.

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. The degree and sources of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains and certain department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards. Furniture manufacturers have also opened their own dedicated retail stores in an effort to control and protect the distribution prospects of their branded merchandise.

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of competitive price-oriented furniture store chains. Our ability to make prompt delivery of orders through maintenance of inventory and to tailor merchandise to customers’ desires on a local market basis are we believe significant competitive advantages. We also consider our experienced sales personnel and excellent customer service as important factors in our competitive success.

Employees

As of December 31, 2011, we had approximately 3,050 employees: 2,275 in individual retail store operations, 160 in our corporate and credit operations, 50 in our customer-service call centers, and 565 in our warehouse and delivery points.  None of our employees is a party to any union contract.

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

Available Information

Filings with the SEC

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are available on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our internet address is www.havertys.com and under "About Us" on the home page and then “Investor Relations,” we have provided a link to the SEC's website.  This site contains, among other things, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K.

The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

ITEM 1A. RISK FACTORS

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this annual report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), and the consolidated financial statements and related notes in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

We routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. The following factors, as well as others described elsewhere in this report or in our other filings with the SEC that could materially affect our business, financial condition or operating results, should be carefully considered.  Below, we describe certain important operational and strategic risks and uncertainties but they are not the only risks we face. Our reactions to material future developments as well as our competitors’ reactions to those developments may also impact our business operations or financial results.  If any of the following risks actually occur, our business, financial condition or operating results may be adversely affected.

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

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. National mass merchants such as COSTCO also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.  Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, extension of credit to customers on terms more favorable than we offer, and expansion by our existing competitors or entry by new competitors into markets where we currently operate.

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

During 2011, approximately 53% of our furniture purchases, on a dollar basis were for goods not produced domestically. All of these purchases were denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such price increases, if they occur, could have one or more of the following impacts:

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

Significant fluctuations and volatility in the cost of raw materials and components could adversely affect our profits.

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

We are dependent upon the ability of our third-party producers, many of whom are located in foreign countries, to meet our requirements; any failures by these producers to meet our requirements, or the unavailability of suitable producers at reasonable prices may negatively impact our ability to deliver quality products to our customers on a timely basis or result in higher costs or reduced net sales.

We source substantially all of our products from non-exclusive, third-party producers, many located in foreign countries. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We regularly depend upon the ability of third-party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third- party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.

We also require third-party producers to meet certain standards in terms of working conditions, environmental protection and other matters before placing business with them. As a result of costs relating to compliance with these standards, we may pay higher prices than some of our competitors for products. In addition, failure by us or our independent manufacturers to adhere to labor or other laws or business practices accepted as ethical, and the potential litigation, negative publicity and political pressure relating to any of these events, could disrupt our operations or harm our reputation.

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

Our ability to operate our business from day to day, in particular our ability to manage our point-of-sale, credit operations and distribution system, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to communicate customer information, provide real-time inventory information, manage our credit portfolio and to handle all facets of our distribution system from receipt of goods in the DCs to delivery to our customers’ homes. These systems and our operations are vulnerable to damage or interruption from:

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

We accept electronic payment cards in our stores and over the internet. Amounts tendered through payment card transactions increased from 56% of our sales in 2010 to 58% in 2011 and usage could continue to increase.

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

Our current revolving credit facility contains provisions which limit our ability to, among other things, incur additional indebtedness, incur certain types of liens, pay cash dividends, redeem capital stock, engage in sale leaseback transactions or real estate sales in excess of $100.0 million. In addition, our obligations under the revolving credit facility are secured by interests in substantially all of our personal property, primarily our inventories, accounts receivable and cash. In the event of a significant loss in value of our inventory the amount available to borrow will be reduced.  In the event of insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our pledged assets before distributions, if any, were made to our stockholders.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES

Stores
Our retail store space at December 31, 2011 totaled approximately 4.2 million square feet for 119 stores compared to 118 stores at December 31, 2010.  The following table sets forth the number of stores we operated at December 31, 2011 by state:

State	Number of Stores	State	Number of Stores
Florida	29	Kentucky	3
Texas	20	Maryland	3
Georgia	16	Arkansas	2
North Carolina	8	Ohio	2
Virginia	8	Indiana	1
Alabama	7	Kansas	1
South Carolina	7	Mississippi	1
Tennessee	6	Missouri	1
Louisiana	4

The 45 retail locations which we owned at December 31, 2011, had a net book value for land and buildings of $85.2 million.  Additionally, we have six leased locations with a net book value of $11.6 million which, due to financial accounting rules, are included on our balance sheets.  The remaining 68 locations are leased by us with various termination dates through 2032 plus renewal options.

Distribution Facilities
We lease or own regional distribution facilities in the following locations:

Location	Owned or Leased	Approximate Square Footage
Braselton, Georgia	Leased	808,000
Coppell, Texas	Owned	238,000
Lakeland, Florida	Owned	226,000
Colonial Heights, Virginia	Owned	129,000
Fairfield, Ohio	Leased	50,000
Jackson, Mississippi	Leased	26,000
Memphis, Tennessee	Leased	30,000

We also use one smaller leased freestanding cross-dock facility and five others which are attached to retail locations.

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

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our two classes of common stock trade on The New York Stock Exchange (“NYSE”). The trading symbol for the common stock is HVT and for Class A common stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

	2011
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$13.79	$11.17	$—	$13.70	$11.36	$—
June 30	13.76	10.39	—	13.60	10.38	—
September 30	12.24	9.47	—	12.17	9.65	—
December 31	12.38	9.48	0.1200	12.25	9.85	0.1125

	2010
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$16.99	$11.81	$—	$16.80	$11.97	$—
June 30	18.16	12.23	—	18.10	12.31	—
September 30	12.69	9.56	—	12.70	9.75	—
December 31	14.06	10.32	0.100	13.90	10.50	0.095

Stockholders
The number of stockholders was approximately 2,500 for our common stock and 250 for our Class A common stock as of February 29, 2012.

Dividends
The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered.  We had paid a quarterly cash dividend since 1935, but given the general economic decline, the board suspended the quarterly dividend in the fourth quarter of 2008.  The board approved dividends in the fourth quarter of 2009, 2010 and 2011.

Equity Compensation Plans
Information concerning the Company’s equity compensation plans is set forth under the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2012, to be filed with the Securities and Exchange Commission (the “Company’s 2012 Proxy Statement) and is incorporated herein by reference.

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2006 and ended December 31, 2011.  The graph assumes an initial investment of $100 on January 1, 2006 and reinvestment of dividends.

	2006	2007	2008	2009	2010	2011

HVT	$100.0	$62.24	$65.84	$97.09	$91.79	$78.41
HVT-A	$100.0	$61.88	$67.41	$96.36	$90.68	$78.29
S&P 600 Index – Total Return	$100.0	$99.70	$68.73	$86.30	$109.01	$110.12
SIC Codes 5700-5799	$100.0	$107.65	$58.67	$86.58	$94.08	$89.21

 ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the “Consolidated Financial Statements and Notes thereto” included in Item 8 below.

	Year ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Net sales	$620,903	$620,331	$588,264	$691,079	$784,613
Gross profit	320,716	318,767	305,498	357,089	389,750
Percent of net sales	51.7%	51.4%	51.9%	51.7%	49.7%
Selling, general and administrative expenses	315,865	311,897	310,523	364,080	391,105
Percent of net sales	50.9%	50.3%	52.8%	52.7%	49.8%
Income (loss) before income taxes	4,603	8,673	(5,408)	(6,532)	1,944
Net income (loss) 1	15,463	8,444	(4,179)	(12,101)	1,758
Basic net earnings (loss) per share:
Common Stock	$0.71	$0.39	$(0.20)	$(0.57)	$0.08
Class A Common Stock	0.67	0.37	(0.19)	(0.55)	0.07
Diluted net earnings (loss) per share:
Common Stock	0.70	0.38	(0.20)	(0.57)	0.08
Class A Common Stock	0.67	0.36	(0.19)	(0.55)	0.07
Cash dividends:	2,609	2,168	473	4,246	5,979
Amount per share:
Common Stock	0.1200	0.100	0.0225	0.2025	0.270
Class A Common Stock	0.1125	0.095	0.0200	0.1875	0.250
Accounts receivable, net	$11,900	$14,366	$16,143	$26,383	$66,751
Credit service charges	460	717	1,210	1,974	2,450
Provision for doubtful accounts	167	380	978	1,654	1,328
Inventories	$93,713	$91,938	$93,301	$103,743	$102,452
Capital expenditures	$17,566	$14,053	$3,259	$9,544	$13,830
Depreciation/amortization expense	18,242	16,859	19,346	21,603	22,416
Property and equipment, net	179,333	175,511	176,363	197,423	209,912
Total assets	$385,100	$370,239	$360,933	$363,393	$421,937
Total debt	$13,046	$9,099	$7,183	$7,494	$28,684
Interest expense (income), net	737	815	805	390	(1,307)
Accounts receivable, net to debt	91.2%	157.9%	224.7%	352.1%	232.7%
Debt to total capital	4.7%	3.5%	2.9%	3.0%	9.3%
Stockholders’ equity	$262,669	$253,182	$244,557	$244,968	$278,845
Shares outstanding (in thousands):
Common Stock	18,829	18,512	17,519	17,291	17,308
Class A Common Stock	3,120	3,331	3,908	4,032	4,136
Total shares	21,949	21,843	21,427	21,323	21,444
Other Supplemental Data:
Employees	3,050	3,100	3,000	3,600	4,200
Retail sq. ft. (in thousands)	4,246	4,230	4,278	4,292	4,324
Number of retail locations	119	118	121	122	123
Annual net sales per weighted average sq. ft.	$148	$148	$139	$160	$186

(1)
During the fourth quarter of 2008 we charged $8.2 million to income tax expense and recorded a $14.7 million increase to a valuation allowance on our deferred tax assets.  We reduced income tax expense $3.1 million and released $2.0 million of the allowance in 2010.  The allowance was reduced and we recorded a benefit to income taxes of $14.1 million in 2011.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Industry
The retail residential furniture industry's results are influenced by new and existing housing sales, consumer confidence, spending on large ticket items, interest rates and availability of credit and the overall strength of the economy.  The industry has experienced declining demand beginning in the fourth quarter of 2006 and it has remained difficult as a number of factors have negatively impacted consumers' discretionary spending.  These ongoing factors include continued high levels of unemployment, lower home values, stagnant home sales, increased foreclosure activity, and reduced access to credit, all of which have created headwinds to industry growth.

Our Business
We sell home furnishings in our retail stores and via our website and record revenue when the products are delivered to our customer.  Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles.  Our commissioned sales associates receive a high level of product training and are provided a number of tools with which to serve our customers.  We do not outsource the delivery function, something common in the industry, but instead ensure that the “last contact” is handled by a customer-oriented Havertys delivery team.   We are recognized as a provider of high quality products and service in the markets we serve.

2011 Highlights
Sales for 2011 were virtually flat with 2010, however, pre-tax income was $4.1 million lower.  We improved gross profit by $1.9 million, but this was offset by a $4.0 million increase in SG&A.  This increase was driven by planned higher advertising and compensation expenses, expected increases in group medical insurance costs, increased delivery expenses resulting from higher fuel prices, and the costs for remodeling, relocations and other changes in our stores.  Pre-tax income in 2010 also benefited from $1.7 million in gains from sales in property and equipment that were not repeated in 2011. The sustained improvements in our results over the past few years, and other factors, allowed us to release $14.1 million of our valuation allowance on deferred tax assets resulting in a $0.64 benefit to per share earnings for 2011.  We continued our focus on cash flow and working capital management in 2011 and made important investments in our business.  We did not use our credit facility during the year and our total debt to total capital was 4.7% at December 31, 2011.

Management Objectives
Management is focused on capturing more market share and increasing sales per square foot of showroom space.  This organic growth will be driven by concentrating our efforts on our customers with improved interactions highlighted by new products, enhanced stores and better technology. The Company’s strategies for profitability include targeted marketing initiatives, productivity and process improvements, and efficiency and cost-saving measures.  Our focus is to serve our customers better and distinguish ourselves in the marketplace. Although macroeconomic headwinds prevail, we are encouraged by the ongoing improvement of our performance.  We are pleased with the recent positive trends in same-store sales and believe that modest sales growth with our efficient operating structure will generate profits at a greater pace.

Key Performance Indicators
We evaluate our performance based on several key metrics which includes net sales, comparable store sales, sales per square foot, gross profit, operating costs as a percentage of sales, cash flow, total debt to total capital, and earnings per share.  The goal of utilizing these measurements is to provide tools in economic decision-making such as store growth, capital allocation and product pricing.  We also employ metrics that are customer focused (customer satisfaction score, on-time-delivery and quality), internal effectiveness and efficiency metrics (sales per employee, average sale per ticket, closing ratios per customer store visit, exceptions per deliveries, and lost time incident rate).  These measurements aid us in determining areas of our operations that are in need of additional attention and in determining compensation.

Operating Results

The following table sets forth for the periods indicated selected statement of operations data, expressed as a percentage of net sales:

	Percentage of Net Sales
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.3	48.6	48.1
Gross profit	51.7	51.4	51.9
Credit service charges	0.1	0.1	0.2
Selling, general and administrative expenses	50.9	50.3	52.8
Provision for doubtful accounts	0.0	0.1	0.2
Income (loss) before income taxes	0.7	1.4	(0.9)
Net income (loss)	2.5	1.4	(0.7)

Net Sales

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

Total sales increased $0.6 million or 0.1% in 2011 and $32.1 million or 5.5% in 2010.  Comparable store sales increased 0.3% or $1.7 million in 2011 and 7.0% or $40.3 million in 2010.  The remaining $1.1 million in 2011 and $8.2 million in 2010 of the changes were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2011			2010			2009
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$154.2	(1.2)%	(0.6)%	$156.0	8.2%	10.1	$144.2	(22.1)%	(22.9)%
Q2	143.1	(1.4)	(1.4)	145.1	11.9	13.2	129.7	(23.0)	(22.6)
Q3	155.4	(1.1)	(0.6)	157.1	3.4	4.3	151.9	(13.5)	(11.9)
Q4	168.3	3.8	3.5	162.1	(0.2)	1.9	162.4	0.4	2.0
Year	$620.9	0.1	0.3%	$620.3	5.5%	7.0	$588.3	(14.9)%	(14.2)%

Sales in 2009 continued to fall as housing sales, one driver of furniture purchases, remained at historically low levels.  Home values declined and lending tightened such that consumers had less access to funding for large discretionary purchases.  We continued to promote longer term no interest financing but for somewhat shorter periods.  We highlighted more of our price point sensitive items within our merchandise line-up and showcased their value to appeal to the more cost-conscious consumer.

Sales in 2010 rebounded from 2009 levels and were particularly strong during the first half of the year.  We had strong gains in our bedding sales and improvements across all product categories.  Furniture for the often used public living spaces outpaced master bedroom and formal dining rooms.  Our average ticket for 2010 was slightly lower than in 2009 as more price sensitive customers responded to our values.

Sales in 2011 remained slightly below 2010 through the first three quarters of the year.  We had better results in the historically stronger fourth quarter.  Bedding sales continued to provide a growing percentage of our business for 2011.  The appeal of our higher price point products resulted in a higher average ticket for 2011.

2012 Outlook
Our total sales for 2012 and comparable store sales growth are expected to be positive given the severity of the previous declines, but we believe total sales will still be below our 2008 levels of $691.1 million.

Gross Profit

Our cost of sales consist primarily of the purchase price of the merchandise together with inbound freight, handling within our distribution centers and transportation costs to the local markets we serve.  Our gross profit is primarily dependent upon vendor pricing, the mix of products sold and promotional pricing activity.  Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as is a portion of our warehousing expenses.  Accordingly, our gross profit may not be comparable to those entities that include some of these expenses in cost of goods sold.

Year-to-Year Comparisons
Gross profit as a percentage of net sales increased to 51.7% in 2011 compared to 51.4% in 2010.  Our focus on higher price point products and pricing discipline combined with a $1.3 million smaller LIFO impact were key to the gross profit improvement.

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

2012 Outlook
Increasing freight costs and labor rates for our suppliers will generate pressure on product costs. We anticipate continued soft demand and expect that over capacity will help dampen vendor price increases.  Our merchandising strategy will be similar to prior years using promotional pricing selectively during traditional holiday and other sales events or to highlight specific products or categories. We expect that annual gross margins for 2012 will be similar to our annual 2011 levels.

Selling, General and Administrative Expenses

SG&A expenses are comprised of five categories:  selling; occupancy; delivery and certain warehousing costs; advertising and administrative.  Selling expenses primarily are comprised of compensation of sales associates and sales support staff, and fees paid to credit card and third-party finance companies.  Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expense and utility costs.  Delivery costs include personnel, fuel costs, and depreciation and rental charges for rolling stock.  Warehouse costs include supplies, depreciation and rental charges for equipment.  Advertising expenses are primarily media production and space, direct mail costs, market research expenses, employee compensation and agency fees.  Administrative expenses are comprised of compensation costs for store personnel exclusive of sales associates, information systems, executive, accounting, merchandising, advertising, supply chain, real estate and human resource departments.

Year-to-Year Comparisons
Our SG&A costs increased $4.0 million or 1.3% for 2011 compared to 2010.  The change was largely due to our increased advertising and marketing expenses, higher delivery costs and greater administrative expenses. SG&A costs increased $1.4 million or 0.4% for 2010 versus 2009 as sales increased 5.5% in 2010. Total SG&A costs, as a percentage of net sales were 50.9% for 2011 as compared to 50.3% in 2010 and 52.8% in 2009.

Selling expenses generally vary with sales volume.  The amounts paid for bank card charges depends upon how many customers choose that payment option.  The cost of our third-party financing offers will vary based on usage and the types of credit programs we offer and those selected by our customers.  These costs remained relatively flat as a percentage of net sales over the past three years.

Occupancy costs in total did not change significantly in 2011 from 2010.  However increased depreciation of $1.4 million was offset by reductions in rents and utilities.  Occupancy expenses decreased $3.7 million in 2010 from 2009 largely due to reductions in depreciation, property taxes and utilities.  We expect occupancy costs will rise in 2012 due to an increased number of stores.

Warehouse expenses were down slightly in 2011 compared to 2010 due to labor efficiencies and reductions in repairs.  Warehouse expenses in 2010 were $2.2 million higher than in 2009 as transportation and variable wages and labor costs rose on the increased throughput as business conditions improved.

Delivery expenses increased $1.0 million in 2011 compared to 2010 due to higher fuel prices and other truck related expenses.  Delivery costs in 2010 were relatively flat compared to 2009 despite a 5.5% increase in sales due to reductions in insurance costs offset by increases in fuel prices.

Total advertising and marketing costs as a percentage of sales were 6.9% for 2011, 6.7% for 2010 and 6.6% for 2009.  We increased our spending $1.1 million in 2011 as we engaged a new marketing agency and increased our television advertising.  Our spending increased $2.8 million in 2010 from 2009 as we anticipated a rebounding consumer interest in home furnishing purchases.  We continue to focus on television branding messages, targeted mail and electronic advertising.

Administrative costs increased $1.6 million or 2.3% in 2011 from 2010.  The change was primarily due to increased salaries and related payroll and benefit costs and greater travel expense offset in part by lower business insurance expense.  Administrative costs decreased $2.2 million or 3.0% for 2010 versus 2009 due primarily to continued reductions in compensation costs.

2012 Outlook
The fixed and discretionary type expenses within SG&A for the full year of 2012 are expected to be approximately $213 million to $214 million, or a 3.1% increase compared to those same costs in 2011. The main increases in this category are for new store occupancy expense, store remodeling, advertising expenses and compensation.

Variable costs within SG&A are expected to be 17.0% to 17.5% as a percent of sales for 2012 based on modest increases in fuel costs used to make home deliveries.

We expect that total SG&A expenses for 2012 will be slightly lower than 2011 levels as a percentage of net sales as we leverage our fixed costs with increased sales.

Credit Service Charge Revenue and Allowance for Doubtful Accounts

We maintain a small in-house financing program for our customers with the offer most frequently chosen carrying no interest for 12 months and requiring equal monthly payments. This program generates very minor credit revenue and is for credit worthy customers who prefer financing with the retailer directly or who are not able to quickly establish sufficient credit with other providers on comparable terms.  We offer our customers different credit promotions, more widely used, through a third-party provider. Sales financed by this provider are not Havertys’ receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for 2011 were no interest offers requiring monthly payments over periods of 18 to 36 months.

The following summarizes the financing vehicles used, accounts receivable, allowance for doubtful accounts and credit service charge revenue (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Amount Financed as a % of Sales:
Havertys	5.6%	6.1%	6.2%
Third Party	32.2	32.8	37.0
	37.8%	38.9%	43.2%

% Financed by Havertys:
No Interest for 12 Months	61.7%	64.1%	64.6%
Other	38.3	35.9	35.4
	100.0%	100.0%	100.0%

Accounts receivable	$12,425	$15,066	$17,143
Allowance for doubtful accounts	$525	$700	$1,000
Allowance as a % of accounts receivable	4.2%	4.6%	5.8%
Credit service charge revenue	$460	$717	$1,210

The allowance as a percent of total accounts receivable has decreased as we experienced improvement in the delinquency and problem category percentages.  The dollar amount of the allowance is also lower due to the reduction in total accounts receivable.

Our credit service charge revenue has continued to decline as our receivables portfolio is reduced and customers choose credit promotions with no interest features.

Interest Expense, Net

Interest expense (income), net is primarily comprised of interest expense on the Company’s debt.  The following table summarizes the components of interest expense (income), net (in thousands):

	Year Ended December 31,
	2011	2010	2009

Interest on debt	$845	$949	$973
Other, including capitalized interest and interest income	(108)	(134)	(168)
	$737	$815	$805

Interest expense on debt decreased in 2011 due to more favorable terms related to our credit facility after the September 1, 2011 renewal.

Provision for Income Taxes

Our effective tax rate was (235.9)%, 2.6% and 22.7% for 2011, 2010 and 2009, respectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of our income tax expense to the federal income tax rate.

Our 2011 rate included a benefit from income taxes of $14.1 million related to the release of almost all of the valuation allowance against our net deferred tax assets.  We increased our valuation allowance against most of our net deferred tax assets in 2008, reflecting cumulative losses incurred, as well as our financial outlook at the time.  We implemented significant cost-cutting measures and the sustained improvements in our results over the past few years now supports the amount released in the fourth quarter.  The $14.1 million benefit related to the release includes approximately $7.7 million that was originally charged to accumulated other comprehensive income for pension liabilities but due to the prohibition against “backward tracing” the release is included in the continuing operations provision.  Our 2011 rate also includes a $717,000 unfavorable impact of a change in treatment of certain state port credits by the state of Georgia.  These credits were almost completely reserved in our valuation allowance as are the remaining credits.  During 2011 we also finalized the net operating loss carryback and amended returns for the tax years 2005 through 2008.  We adjusted the related receivables for refunds of tax and interest and amounts available for federal and state net operating loss carryforwards.  This resulted in additional expense of $422,000.

Our 2010 rate included a $3.1 million favorable impact related to the release of a portion of our deferred tax asset valuation allowance.  We release amounts from our reserve as it becomes more-likely-than-not we will be able to utilize the unreserved portion of our deferred tax assets.  We had approximately $16.7 million in our valuation allowance for deferred tax assets at December 31, 2010.

Our 2009 rate included the impact of the changes in federal tax laws enacted in the fourth quarter of 2009 related to the treatment of net operating loss carrybacks and the amending of prior years’ tax returns.  These changes resulted in a reduction of current tax expense of approximately $671,000 for additional refunds and a related increase in deferred tax expense of $495,000 for the decrease in alternative minimum tax credit carryforwards.  The 2009 rate also includes the unfavorable impact of $682,000 for the increase in our deferred tax valuation allowance.

Liquidity and Capital Resources

Overview of Liquidity
Our primary cash requirements include working capital needs, contractual obligations, benefit plan contributions, income tax obligations and capital expenditures.  We have funded these requirements exclusively through cash generated from operations and not used our credit facility since 2008.  We have no funded debt and our increased lease obligations are primarily due to arrangements that are not considered capital leases but must be recorded on our balance sheets.  We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to fund our primary obligations and complete projects that we have underway or currently contemplate for the next fiscal and foreseeable future years.

At December 31, 2011, our cash and cash equivalents balance was $49.6 million, a decrease of $8.5 million compared to December 31, 2010.  This decrease in cash primarily resulted from working capital requirements, purchases of property and equipment and the change in our insurance collateral from a letter of credit to an escrow account.  Additional discussion of our cash flow results, including the comparison of 2011 activity to 2010, is set forth in the Analysis of Cash Flows section.

At December 31, 2011, our outstanding indebtedness was $13.0 million, or $3.9 million higher when compared to December 31, 2010, and the increase was due to lease obligations related to two stores required to be recorded on our financial statements.  Additionally, we had $43.8 available under our revolving credit facility.

Capital Expenditures
Our primary capital requirements have been focused on our stores and the development of both proprietary and purchased information systems.  Our capital expenditures were $17.6 million in 2011, or $3.5 million more than in 2010.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year, the investments we make to the improvement and maintenance of our existing stores, and our investment in new information systems to support our key strategies.  In 2012, we anticipate that our capital expenditures will be approximately $21.0 million, refer to our Store Expansion and Capital Expenditures discussion below.

Analysis of Cash Flows
A summary and analysis of our cash flows for 2011, 2010 and 2009 is reflected in the table and following discussion (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities	$19.0	$24.2	$38.5
Cash flows from investing activities	(24.2)	(11.2)	3.4
Cash flows from financing activities	(3.3)	0.6	(1.1)
Net (decrease) increase in cash and cash equivalents	$(8.5)	$13.6	$40.8

Operating Activities
For 2011, net cash provided by operating activities decreased $5.1 million to $19.0 million.  This net decrease in operating cash flows was driven primarily by:

•	a $3.1 million decrease from inventory,
•	a $4.6 million decrease from prepaid expenses; and
•	a $3.5 million decrease resulting from routine fluctuations in other working capital.

Partially offsetting these decreases was an increase in net income of $7.0 million.

For 2010, net cash provided by operating activities decreased $14.3 million over the prior year to $24.2 million.  This change in operating cash was driven primarily by:

•	a $9.1 million decrease from inventories as we reduced inventory levels but to a lesser extent than the reduction in 2009,
•	a $7.9 million decrease from accounts receivable reflective of the steadier rate of lower usage by customers of our internal programs after larger decreases in prior years; and
•	a $3.2 million decrease resulting from changes in other working capital.

Partially offsetting these changes was an increase in net income of $12.6 million.

Investing Activities
For 2011, net cash used in investing activities increased by $13.0 million over the prior year to $24.2 million.  The increase in cash used was primarily due to our changing insurance collateral from a letter of credit to a $6.8 million escrow account to reduce our costs.  The increase in cash used was also due to a $3.5 million increase in capital spending on new and relocated stores, the continued rollout of our Bright Inspirations project to our existing stores and information technology investments.

For 2010, net cash used in investing activities increased by $14.6 million to $11.2 million.  The increase in cash used was primarily due to a $10.8 million increase in store capital expenditures, information technology investments, and a decrease of $6.6 million comparing to the proceeds from a sale leaseback transaction in 2009.

Financing Activities
For 2011, net cash used in financing activities increased by $3.9 million to $3.3 million.  This was primarily due to a decrease in cash provided by financing activities as a result of $3.0 million less in proceeds from exercise of stock options.

For 2010, net cash provided by financing activities increased by $1.7 million over the prior year to $0.6 million.  Cash provided by financing activities was affected by a $3.2 million increase in proceeds from exercise of stock options and a $1.7 million increase in dividends.

Long-Term Debt
In September 2011 Havertys entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank.  Refer to Note 5 of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Off-Balance Sheet Arrangements

We do not generally enter into off-balance sheet arrangements.  We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements for any period during the three years ended December 31, 2011.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2011 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$16,899	$1,358	$2,770	$2,938	$9,833
Operating leases	234,418	30,018	56,438	48,679	99,283
Other liabilities	500	500	—	—	—
Purchase obligations	63,737	63,737	—	—	—
Total contractual obligations	$315,554	$95,613	$59,208	$51,617	$109,116

(1)
These amounts are for our lease obligations recorded in our consolidated balance sheets, including interest amounts.  For additional information about our leases, refer to Note 8 of the Notes to the Consolidated Financial Statements.

Store Expansion and Capital Expenditures

We have entered new markets and made continued improvements and relocations of our store base.  The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2011		2010		2009
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	3	101	1	29	1	31
Closed	2	84	4	119	2	45

Year end balances	119	4,246	118	4,230	121	4,278

The following table summarizes our store activity in 2011.

Location	Month Opened	Month Closed	Category
Austin, Texas	April	April	Relocation
Boca Raton, Florida	October	—	New Market
Asheville, North Carolina	November	November	Relocation

Our plans for 2012 include opening two new stores in new markets, one store in an existing market and one store relocation.  These changes should increase net selling space in 2012 by approximately 2.4% assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2011, 2010 and 2009 and planned outlays for 2012 are categorized in the table below.  Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2012	2011	2010	2009
Stores:
New or replacement stores1	$7,800	$7,800	$1,300	$300
Remodels/expansions	4,200	4,900	3,800	—
Other improvements	4,700	2,300	1,700	1,400
Total stores	16,700	15,000	6,800	1,700
Distribution	600	200	500	100
Information technology	3,700	2,400	6,800	1,500
Total	$21,000	$17,600	$14,100	$3,300
1 Includes $4.8 million for purchase of leased locations in 2011.

Critical Accounting Estimates and Assumptions

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an on-going basis, we evaluate our estimates, including those related to accounts receivable and allowance for doubtful accounts, pension and retirement benefits, self-insurance and realizability of deferred tax assets.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

The year end 2010 allowance was $0.7 million or 4.6% of total accounts receivable.  Write offs, net of recoveries for 2011 were $0.3 million, a significant improvement from the higher levels of $0.7 million for 2010 and $1.7 million for 2009 as the recession eased.  The total dollar amount and severity of delinquencies also improved during 2011. The methodology we use to determine an adequate allowance is applied consistently to ending accounts receivable balances and is based on historical trends and the specific delinquencies and status of accounts as of the balance sheet date.  These improvements impacted the calculation for 2011, such that the $0.5 million ending allowance was only 4.2% of total accounts receivable, a 9% reduction from the 4.6% percentage at the prior year end.

While our customer base is large and geographically dispersed, the economic conditions affecting our target customers could result in higher than expected defaults, and therefore the need to revise estimates for bad debts.  A one-percentage-point increase in the delinquency rate assumption would impact 2011 expense by approximately $34,000, a 20.4% change.  We believe that the allowance for doubtful accounts as of December 31, 2011 is reasonable in light of portfolio balance, portfolio quality, historical charge-offs and reasonable charge-off forecasts.

Pension and Retirement benefits.  Pension and other retirement plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases and mortality rates.  Management is required to make certain critical estimates related to actuarial assumptions used to determine our pension expense and related obligation. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually. Changes in these assumptions could have a material impact on the measurement of our pension expense and related obligation.

At each measurement date, we determine the discount rate by reference to rates of high quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2011 and 2010, the weighted-average discount rate used to compute our benefit obligation was 4.6% and 5.45%, respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure our plan has sufficient funds to meet its benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our net periodic benefit cost was 7.1% in both 2011 and 2010.

While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results.  A one-percentage-point change in the discount rate would impact the 2011 expense for the defined benefit pension plan by approximately $620,000, a 156.2% change.  A one-percentage-point change in the expected return on plan assets would impact the 2011 expense for the defined benefit pension plan by approximately $600,000, a 151.1% change.  Refer to Note 10 to the Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.

Self-Insurance.  We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims for amounts up to a deductible per occurrence.  Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component.  The resulting estimate is discounted and recorded as a liability.  Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure appropriateness.  A one-percentage-point change in the actuarial assumption for the discount rate would impact 2011 expense for insurance by approximately $70,000, a 1.3% change.

Valuation Allowance of Deferred Tax Assets. Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and manner in which the differences are expected to reverse.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless we determine that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset.   The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability.  Our accounting for deferred tax consequences represents our best estimate of future events.  Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

Due to the losses in the fourth quarter of 2008, and considering projections for 2009 we expected that in 2009 we would be in a cumulative loss position (defined as a pre-tax cumulative loss for the latest three years).  We recorded a $14.7 million increase to a valuation allowance against substantially all of our net deferred tax assets during the fourth quarter of 2008.

During 2009 we increased the allowance by $0.7 million and during 2010 as we returned to profitability, we reduced the allowance by $2.0 million.

Our profitability in the fourth quarter of 2011 was sufficient such that we were no longer in a cumulative loss position.  The sustained improvements in our results over the past few years and a review of other positive and negative evidence led us to conclude that the valuation allowance for most of our net deferred tax assets was no longer required.  Accordingly, during the fourth quarter of 2011 we released $14.1 million of our valuation allowance.  As of December 31, 2011 the Company’s valuation allowance on deferred tax assets was $2.6 million and is related to state income tax credits.  Current evidence does not suggest sufficient taxable income in this state will be generated prior to the expiration of the credits to realize these deferred tax benefits.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm, the Consolidated Financial Statements of Havertys and the Notes to Consolidated Financial Statements, and the supplementary financial information called for by this Item 8, are set forth on pages F-1 to F-22 of this report.  Specific financial statements and supplementary data can be found at the pages listed in the following index:

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2011.

Attestation Report of the Independent Registered Public Accounting Firm.  Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2011, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors of
Haverty Furniture Companies, Inc.

We have audited Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Haverty Furniture Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Haverty Furniture Companies, Inc. and our report dated March 7, 2012 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 7, 2012

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information as of March 1, 2012, regarding our executive officers:

Name	Position with the Company	Age	Date Assumed an Executive Officer Position
Clarence H. Smith	President and Chief Executive Officer Director	61	May 1984
Steven G. Burdette	Executive Vice President, Stores	50	May 2003
J. Edward Clary	Senior Vice President, Distribution and Chief Information Officer	51	May 2003
Thomas P. Curran	Senior Vice President, Marketing	59	May 1999
Allan J. DeNiro	Senior Vice President, Chief People Officer	58	October 2004
Dennis L. Fink	Executive Vice President, Chief Financial Officer	60	January 1993
Richard D. Gallagher	Senior Vice President, Merchandising	50	February 2009
Rawson Haverty, Jr.	Senior Vice President, Real Estate and Development Director	55	May 1992
Jenny Hill Parker	Senior Vice President, Finance, Secretary and Treasurer	53	August 1996
Janet E. Taylor	Senior Vice President, General Counsel	50	September 2005

Rawson Haverty, Jr. and Clarence H. Smith are first cousins.

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

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board and Committees” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement.

ITEM 11.         EXECUTIVE COMPENSATION

The information contained in our 2012 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2012 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership of Company Stock by Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2012 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Fees and Related Matters” in our 2012 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2011 and 2010
Consolidated Statements of Operations – Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009
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
10.1
Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011 (Exhibit 10.1 to our 2011 Third Quarter Form 10-Q).

+10.2
1998 Stock Option Plan, effective as of December 18, 1997 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-53215); Amendment No. 1 to our 1998 Stock Option Plan effective as of July 27, 2001 (Exhibit 10.2 to our Registration Statement on Form S-8, File No. 333-66012).

+10.3	2004 Long-Term Incentive Compensation Plan effective as of May 10, 2004 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 333-120352).
+10.4	Directors’ Compensation Plan, effective as of May 16, 2006 (Exhibit 10.8 to our 2006 Second Quarter Form 10-Q).
+10.5	Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009 (Exhibit 10.9 to our 2009 Form 10-K).
*+10.6	Form of Agreement dated December 9, 2011 regarding Change in Control with the Named Executive Officers and a Management Director.
*+10.7	Form of Agreement dated December 9, 2011, regarding Change in Control with Executive Officers who are not Named Executive Officers or Management Directors.
+10.8	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).
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

Exhibit No.	Exhibit
10.10	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.11	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
+10.12	Form of Stock-Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.2 to our Current Report on Form 8-K dated February 12, 2008).
+10.13	Form of Stock-Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated February 2, 2009).
+10.14	Form of Restricted Stock Units Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 22, 2010).
10.15
Amended and Restated Retailer Program Agreement, dated December 30, 2010, between Haverty Furniture Companies, Inc. and GE Money Bank.  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act (Exhibit 10.15 to our 2010 Form 10-K).

+10.16
Form of Restricted Stock Units Award Notice and Form of Performance Accelerated Restricted Stock Units Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated January 31, 2011)

+10.17
Form of Restricted Stock Units Award Notice and Form of Performance Accelerated Restricted Stock Units Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated January 30, 2012)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2012.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 7, 2012.

/s/ CLARENCE H. SMITH	/s/ DENNIS L. FINK
Clarence H. Smith President and Chief Executive Officer (principal executive officer)	Dennis L. Fink Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 7, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haverty Furniture Companies, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 7, 2012

Haverty Furniture Companies, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2011	2010
Assets
Current assets
Cash and cash equivalents	$49,585	$58,045
Restricted cash and cash equivalents	6,813	—
Accounts receivable	11,451	13,778
Inventories	93,713	91,938
Prepaid expenses	11,195	7,685
Other current assets	4,918	5,489
Total current assets	177,675	176,935
Accounts receivable, long-term	449	588
Property and equipment	179,333	175,511
Deferred income taxes	22,681	11,524
Other assets	4,962	5,681
Total assets	$385,100	$370,239
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,233	$18,088
Customer deposits	14,572	13,585
Accrued liabilities	32,171	31,357
Deferred income taxes	6,635	7,052
Current portion of lease obligations	762	525
Total current liabilities	72,373	70,607
Lease obligations, less current portion	12,284	8,574
Other liabilities	37,774	37,876
Commitments	—	—
Total liabilities	122,431	117,057
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2011 – 26,578; 2010 – 26,272	26,578	26,272
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2011 – 3,642; 2010 – 3,854	3,642	3,854
Additional paid-in capital	69,209	67,214
Retained earnings	264,083	251,229
Accumulated other comprehensive loss	(24,996)	(19,428)
Less treasury stock at cost – Common Stock (2011 – 7,749; 2010 – 7,760) and Convertible Class A Common Stock (2011 and 2010 – 522 shares)	(75,847)	(75,959)
Total stockholders’ equity	262,669	253,182
Total liabilities and stockholders’ equity	$385,100	$370,239
The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009

Net sales	$620,903	$620,331	$588,264
Cost of goods sold	300,187	301,564	282,766
Gross profit	320,716	318,767	305,498
Credit service charges	460	717	1,210
Gross profit and other revenue	321,176	319,484	306,708

Expenses:
Selling, general and administrative	315,865	311,897	310,523
Interest, net	737	815	805
Provision for doubtful accounts	167	380	978
Other income, net	(196)	(2,281)	(190)
Total expenses	316,573	310,811	312,116

Income (loss) before income taxes	4,603	8,673	(5,408)
Income tax expense (benefit)	(10,860)	229	(1,229)
Net income (loss)	$15,463	$8,444	$(4,179)

Basic earnings (loss) per share:
Common Stock	$0.71	$0.39	$(0.20)
Class A Common Stock	$0.67	$0.37	$(0.19)

Diluted earnings (loss) per share:
Common Stock	$0.70	$0.38	$(0.20)
Class A Common Stock	$0.67	$0.36	$(0.19)

Basic weighted average common shares outstanding:
Common Stock	18,633	18,156	17,415
Class A Common Stock	3,287	3,563	3,973

Diluted weighted average common shares outstanding:
Common Stock	22,153	21,970	17,415
Class A Common Stock	3,287	3,563	3,973

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Stockholders’ Equity

	Year Ended December 31,
(In thousands, except share and per share data)	2011		2010		2009
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	26,272,106	$26,272	25,287,812	$25,288	25,073,869	$25,074
Conversion of Class A Common Stock	211,440	212	576,950	577	123,886	124
Stock compensation transactions, net	94,647	94	407,344	407	90,057	90
Ending balance	26,578,193	26,578	26,272,106	26,272	25,287,812	25,288
Class A Common Stock:
Beginning balance	3,853,675	3,854	4,430,625	4,431	4,554,511	4,555
Conversion to Common Stock	(211,440)	(212)	(576,950)	(577)	(123,886)	(124)
Ending balance	3,642,235	3,642	3,853,675	3,854	4,430,625	4,431
Treasury Stock:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(8,282,677)	(75,959)	(8,291,557)	(76,044)	(8,305,757)	(76,179)
Directors’ Plan	11,653	112	8,880	85	14,200	135
Purchases	—	—	—	—	—	—
Ending balance	(8,271,024)	(75,847)	(8,282,677)	(75,959)	(8,291,557)	(76,044)
Additional Paid-in Capital:
Beginning balance		67,214		62,614		61,258
Stock option and restricted stock issuances		(237)		1,898		(477)
Tax benefit related to stock-based plans		15		800		—
Directors’ Plan		157		186		165
Amortization of restricted stock		2,060		1,716		1,668
Ending balance		69,209		67,214		62,614
Retained Earnings:
Beginning balance		251,229		244,953		249,605
Net income (loss)		15,463		8,444		(4,179)
Cash dividends (Common Stock: 2011 - $0.1200, 2010 - $0.10, and 2009 - $0.0225 per share Class A Common Stock: 2011 - $0.1125, 2010 - $0.095 and 2009 - $0.02 per share)		(2,609)		(2,168)		(473)
Ending balance		264,083		251,229		244,953

Accumulated Other Comprehensive Loss:
Beginning balance		(19,428)		(16,685)		(19,345)
Pension liability adjustment, net of taxes		(5,769)		(2,944)		2,459
Other		201		201		201
Ending balance		(24,996)		(19,428)		(16,685)
Total Stockholders’ Equity		$262,669		$253,182		$244,557
Net income (loss)		$15,463		$8,444		$(4,179)
Other comprehensive (loss) income, net of tax		(5,568)		(2,743)		2,660
Total comprehensive income (loss)		$9,895		$5,701		$(1,519)
The accompanying notes are an integral part of these consolidated financial statements

Haverty Furniture Companies, Inc.
Consolidated Statements of Cash flows

	Year ended December 31,
(In thousands)	2011	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$15,463	$8,444	$(4,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,242	16,859	19,346
Deferred income taxes	(7,947)	(2,953)	(2,200)
Share-based compensation expense	2,060	1,716	1,668
Provision for doubtful accounts	167	380	978
Net loss (gain) on sale of property and equipment	94	(1,653)	(21)
Other	237	(628)	707
Changes in operating assets and liabilities:
Accounts receivable	2,299	1,397	9,263
Inventories	(1,775)	1,363	10,442
Customer deposits	987	(417)	1,222
Other assets and liabilities	(11,714)	(462)	3,620
Accounts payable and accrued liabilities	959	155	(2,351)
Net Cash Provided by Operating Activities	19,072	24,201	38,495
Cash Flows from Investing Activities
Capital expenditures	(17,566)	(14,053)	(3,259)
Restricted cash and cash equivalents	(6,813)	—	—
Proceeds from sale-leaseback transaction	—	—	6,625
Proceeds from sale of property and equipment	157	2,856	31
Other investing activities	—	—	43
Net Cash (Used in) Provided by Investing Activities	(24,222)	(11,197)	3,440
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	—	—	5,800
Payments of borrowings under revolving credit facilities	—	—	(5,800)
Net change in borrowings under revolving credit facilities	—	—	—
Payments on long-term debt and lease obligations	(588)	(385)	(311)
Proceeds from exercise of stock options	285	3,319	92
Dividends paid	(2,609)	(2,168)	(473)
Other financing activities	(398)	(191)	(474)
Net Cash Provided by (Used In) Financing Activities	(3,310)	575	(1,166)
(Decrease) Increase in cash and Cash Equivalents	(8,460)	13,579	40,769
Cash and Cash Equivalents at Beginning of Year	58,045	44,466	3,697
Cash and Cash Equivalents at End of Year	$49,585	$58,045	$44,466

The accompanying notes are an integral part of these consolidated financial statements

Notes To Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges.   We have 119 showrooms in 17 states all operated using the Havertys name and we do not franchise our stores.  We offer financing through an internal revolving charge credit plan as well as a third-party finance company.  We operate in one reportable segment, home furnishings retailing.

Basis of Presentation:
The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash and Cash Equivalents:
Our insurance carrier requires us to collateralize a portion of our workers’ compensation obligations.  We chose to change our collateral from a letter of credit to an escrow account during the second quarter of 2011.  These funds are investments in money market funds held by an agent.  The agreement with our carrier governing these funds is on an annual basis expiring on December 31.

Inventories:
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method.

Property and Equipment:
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements and buildings under lease are amortized over the shorter of the estimated useful life or the lease term of the related asset.  Amortization of buildings under lease is included in depreciation expense.

Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 – 33 years
Improvements	5 – 15 years
Furniture and Fixtures	3 – 15 years
Equipment	3 – 15 years
Buildings under lease	15 years

Customer Deposits:
Customer deposits consist of cash collections on sales of undelivered merchandise, customer advance payments, and deposits on credit sales for undelivered merchandise,

Revenue Recognition:
We recognize revenue from merchandise sales and related service fees, net of sales taxes, upon delivery to the customer. A reserve for merchandise returns and customer allowances is estimated based on our historical returns and allowance experience and current sales levels.

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $21,492,000, $21,854,000 and $19,236,000 were charged to customers in 2011, 2010 and 2009, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $31,218,000, $30,191,000 and $30,081,000 in 2011, 2010 and 2009, respectively.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $62,857,000, $60,253,000 and $57,962,000 in 2011, 2010 and 2009, respectively.

Deferred Escalating Minimum Rent and Lease Incentives:
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as “Accrued liabilities.” The liability for deferred escalating minimum rent approximated $10,946,000 and $11,387,000 at December 31, 2011 and 2010, respectively. Any lease incentives we receive are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $1,456,000 and $1,776,000 at December 31, 2011 and 2010, respectively.

Advertising Expense:
Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing.   The total amount of prepaid advertising costs included in other current assets was approximately $1,027,000 and $442,000 at December 31, 2011 and 2010, respectively.  We incurred approximately $41,591,000, $41,012,000 and $38,223,000 in advertising expense during 2011, 2010 and 2009, respectively.

Interest Expense, net:
Interest expense is comprised of amounts incurred related to our debt and lease obligations recorded on our balance sheet, net of minor interest income.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items outside of core operations. Net (losses) gains from the sales of property and equipment were approximately $(94,000), $1,653,000 and $21,000 in 2011, 2010 and 2009, respectively.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. The expected ultimate cost for claims incurred as of the balance sheet date is discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. The reserve for self-insurance is included in accrued liabilities and other liabilities and totaled $5,243,000 and $5,571,000 at December 31, 2011 and 2010, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.  The assets that are related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $1,450,000 and $1,711,000 at December 31, 2011 and 2010, respectively and are included in other assets.  The related liability of the same amount is included in other liabilities.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate long-lived assets for impairment at the individual property or store level, which is the lowest level at which individual cash flows can be identified. For stores with two consecutive years of negative net contribution, we perform an impairment analysis. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared.  The impairment loss calculation compares the carrying amount of the asset to the store’s assets’ estimated fair value, which is determined on the basis of fair value for similar assets or future cash flows (discounted and with interest charges).  If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value.  An impairment loss of $412,000 was recorded in 2009.

Earnings (Loss) Per Share:
We report our earnings (loss) per share using the two class method.  The income (loss) per share for each class of common stock is calculated assuming 100% of our earnings (loss) are distributed as dividends to each class of common stock based on their contractual rights. See Note 12 for the computational components of basic and diluted earnings per share.

Comprehensive Income:
The components of accumulated other comprehensive income, net of income taxes, were comprised primarily of unrecognized pension liability adjustments totaling approximately $24,879,000 and $19,110,000 at December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements:
In June 2011, the Financial Accounting Standards Board issued guidance that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the accounting for items within comprehensive income. The adoption of the guidance impacts presentation and will not affect our financial condition.  The new presentation requirements are effective for annual and interim reporting periods beginning after December 15, 2011.

Note 2, Accounts Receivable:

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 5.6% in 2011, 6.1% in 2010 and 6.2% in 2009. The credit programs selected most often by our customers is “12 months no interest with equal monthly payments”.  The terms of the other programs vary as to payment terms (30 days to two years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $11,698,000 in 2012, $674,000 in 2013, $43,000 in 2014 and $10,000 in 2015 for receivables outstanding at December 31, 2011.

Accounts receivable are shown net of the allowance for doubtful accounts of approximately $525,000 and $700,000 at December 31, 2011 and 2010, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. We assess the adequacy of the allowance account at the end of each quarter.  Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 17 states.

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $18,110,000 and $17,860,000 at December 31, 2011 and 2010, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $250,000 in 2011 and $1,504,000 in 2010 and a positive impact of $1,134,000 in 2009.  During 2011, 2010 and 2009, inventory quantities were reduced in one or both pool categories we use in our methodology resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The effect of the liquidations (included in the preceding LIFO impact amounts) during 2011 decreased cost of goods sold by approximately $211,000 or $0.01 per diluted share of common stock and $391,000 or $0.02 during 2010.  We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, better understanding the financial position of the Company and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2011	2010
Land and improvements	$46,551	$44,265
Buildings and improvements	217,267	211,892
Furniture and fixtures	78,211	77,915
Equipment	35,326	34,337
Buildings under lease	15,104	10,568
Construction in progress	664	5,388
	393,123	384,365
Less accumulated depreciation	(211,077)	(206,141)
Less accumulated lease amortization	(2,713)	(2,713)
Property and equipment, net	$179,333	$175,511

Note 5, Credit Arrangement:

    In September 2011 Havertys entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank.  The Credit Agreement amends and restates the credit agreement governing the Company’s existing revolving credit facility to reduce the aggregate commitments under the facility to $50.0 million from $60.0 million, extend the maturity date to September 1, 2016 from December 22, 2011, lower the commitment fees on unused amounts, reduce the applicable margin for interest rates on borrowings and modify certain of the covenants.  The Credit Agreement provides for an aggregate availability for letters of credit of $20.0 million.

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

    Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $56.6 million and there were no outstanding letters of credit at December 31, 2011.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the Credit Agreement at December 31, 2011 and we are in compliance with its terms and there exists no default or event of default.

Note 6, Accrued Liabilities and Other Liabilities:

Accrued liabilities and other liabilities consist of the following:

(In thousands)	2011	2010
Accrued liabilities:
Employee compensation, related taxes and benefits	$11,035	$10,611
Taxes other than income and withholding	8,820	8,448
Self-insurance reserves	2,709	2,695
Other	9,607	9,603
	$32,171	$31,357

Other liabilities:
Accrued defined benefit pension plan	$11,106	9,797
Straight-line lease liability	10,946	11,387
Other	15,722	16,692
	$37,774	$37,876

Note 7, Income Taxes:

Income tax expense (benefit) consists of the following:

(In thousands)	2011	2010	2009
Current
Federal	$(3,136)	$2,640	$818
State	223	542	153
	(2,913)	3,182	971

Deferred
Federal	(7,002)	(2,839)	(2,264)
State	(945)	(114)	64
	(7,947)	(2,953)	(2,200)
	$(10,860)	$229	$(1,229)

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

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2011	2010	2009
Statutory rates applied to income (loss) before income taxes	$1,565	$3,036	$(1,893)
State income taxes, net of Federal tax benefit	143	302	(113)
Net permanent differences	33	(25)	16
Change in deferred tax asset valuation allowance	(14,121)	(3,133)	682
Change in state credits	717	—	—
Change for net operating loss carrybacks, amended returns and related receivables	422	—	(176)
Change in deferred tax rate	274	—	—
Change in reserve for uncertain tax positions	42	16	—
Share-based compensation differences	—	—	165
Property and equipment basis differences adjustments	—	—	(107)
Other	65	33	197
	$(10,860)	$229	$(1,229)

Our 2011 expense includes a $717,000 impact of the change in treatment of ports credits by the state of Georgia.  These credits were almost completely reserved in our valuation allowance as are the remaining revised credits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2011	2010
Deferred tax assets:
Accounts receivable related	$573	$716
Net property and equipment	7,994	9,973
Leases	4,737	4,888
Accrued liabilities	140	2,713
State tax credits	2,705	3,422
Pensions	10,435	7,047
Other	709	312
Total deferred tax assets	27,293	29,071
Deferred tax liabilities:
Inventory related	7,938	7,268
Other	739	640
Total deferred tax liabilities	8,677	7,908
Valuation allowance	(2,570)	(16,691)
Net deferred tax assets	$16,046	$4,472

 Deferred tax assets and deferred tax liabilities which are current are netted against each other as are non-current deferred tax assets and non-current deferred tax liabilities as they relate to each tax-paying component for presentation on the consolidated balance sheets. These groupings are detailed in the following table:

(In thousands)	2011	2010
Current assets (liabilities):
Current deferred assets	$3,331	$3,229
Current deferred liabilities	(9,796)	(9,107)
Valuation allowance	(170)	(1,174)
	(6,635)	(7,052)
Non-current assets (liabilities):
Non-current deferred assets	45,208	42,681
Non-current deferred liabilities	(20,127)	(15,640)
Valuation allowance	(2,400)	(15,517)
	22,681	11,524
Net deferred tax assets	$16,046	$4,472

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

Our profitability in the fourth quarter of 2011 was sufficient such that we were no longer in a cumulative loss position.  The sustained improvements in our results since mid-2009 and a review of other positive and negative evidence led us to conclude that a valuation allowance for most of our net deferred tax assets is no longer required.  Accordingly, during the fourth quarter of 2011 we released $14.1 million of our valuation allowance.  As of December 31, 2011 the Company’s valuation allowance on deferred tax assets was $2.6 million and is related to state income tax credits.  Current evidence does not suggest sufficient taxable income will be generated in this state prior to the expiration of the credits to realize these deferred tax benefits.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2008.  When we filed our federal claims for carrybacks and amended returns in 2010, the 2003 and subsequent tax years became subject to limited examination.

Uncertain Tax Positions:  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2011	2010	2009
Balance at January 1	$785	$785	$785
Gross increases – tax positions in prior period	38	—	—
Gross decreases – tax positions in prior period	(40)	—	—
Balance at December 31	$783	$785	$785

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2011 was approximately $698,000.  We had approximately $285,000 and $232,000 of accrued interest and penalties at December 31, 2011 and 2010, respectively.  Potential interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. We have ongoing federal and state audits and once settled we anticipate a reduction in unrecognized benefits during 2012 that will affect the effective tax rate by approximately $565,000.

Note 8, Long-Term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:

(In thousands)	2011	2010
Revolving credit notes (a)	$—	$—
Lease obligations (b)	13,046	9,099
	13,046	9,099
Less portion classified as current	(762)	(525)
	$12,284	$8,574

(a)   We have a revolving credit agreement as described in Note 5.
(b)  These obligations are related to retail stores under lease with aggregate net book values of approximately $11,615,000 and $7,855,000 at December 31, 2011 and 2010, respectively.

  The aggregate maturities of lease obligations during the five years subsequent to December 31, 2011 and thereafter approximate as follows:  2012 - $762,000; 2013 - $819,000; 2014 - $884,000, 2015 - $965,000; 2016 - $1,100,000 and $8,516,000 thereafter.  These maturities are net of imputed interest of approximately $3,853,000 at December 31, 2011.

Cash payments for interest were approximately $790,000, $907,000 and $991,000 in 2011, 2010 and 2009, respectively.

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

Note 10, Benefit Plans:

We have a defined benefit pension plan (the “pension plan”) covering substantially all employees hired on or before December 31, 2005. The pension plan was closed to any employees hired after that date. The benefits are based on years of service and the employee’s final average compensation. Effective January 1, 2007, there are no new benefits earned under the pension plan for additional years of service after December 31, 2006.  All current participants in the pension plan keep any and all benefits that they had accrued up until December 31, 2006.

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

The following table summarizes information about our pension plan and SERP.

	Pension Plan		SERP
(In thousands)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of the year	$69,643	$63,603	$5,531	$4,825
Service cost	—	—	102	90
Interest cost	3,686	3,721	286	282
Actuarial losses	7,610	5,754	461	539
Benefits paid	(3,262)	(3,435)	(205)	(205)
Benefit obligation at end of year	77,677	69,643	6,175	5,531
Change in plan assets:
Fair value of plan assets at beginning of year	59,846	54,028	—	—
Employer contribution	8,000	3,100	205	205
Actual return on plan assets	1,987	6,153	—	—
Benefits paid	(3,262)	(3,435)	(205)	(205)
Fair value of plan assets at end of year	66,571	59,846	—	—
Funded status of the plan – underfunded	$(11,106)	$(9,797)	$(6,175)	$(5,531)

Accumulated benefit obligations	$77,677	$69,643	$5,829	$5,232

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
(In thousands)	2011	2010	2011	2010
Current liabilities	$—	$—	$221	$221
Noncurrent liabilities	11,106	9,797	5,954	5,310
	$11,106	$9,797	$6,175	$5,531

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Plan		SERP
(In thousands)	2011	2010	2011	2010
Prior service cost	$—	$—	$(1,061)	$(1,270)
Net actuarial loss	(25,367)	(16,455)	(1,227)	(772)
	$(25,367)	$(16,455)	$(2,288)	$(2,042)

Net pension cost included the following components:

	Pension Plan			SERP
(In thousands)	2011	2010	2009	2011	2010	2009
Service cost-benefits earned during the period	$—	$—	$—	$102	$90	$95
Interest cost on projected benefit obligation	3,686	3,721	3,742	286	282	277
Expected return on plan assets	(4,230)	(3,779)	(3,405)	—	—	—
Amortization of prior service cost	—	—	—	210	209	210
Amortization of actuarial loss (gain)	941	766	1,222	6	—	(61)
Net pension costs	$397	$708	$1,559	$604	$581	$521

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2012 is approximately $1,905,000 for the pension plan and $265,000 for the SERP.

Assumptions
We use a measurement date of December 31 for our pension and other benefit plan. Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2011	2010
Discount rate	4.60%	5.45%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2011	2010	2009
Discount rate	5.45%	6.00%	6.20%
Expected long-term return on plan assets	7.10%	7.10%	7.10%
Rate of compensation increase	3.50%	3.50%	3.50%

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

Security Class	Strategic Target	Tactical Range
Equity:
International Equity	20%	10% - 30%
Domestic Equity	30%	20% - 40%
Total Equity	50%	40% - 60%
U.S. Fixed Income	50%	40% - 60%
Cash	0%	0% - 10%
Total Fund	100%

Our pension plan assets are valued based on observable inputs obtained from independent sources.  Most of the assets are held in audited institutional mutual funds and collective trusts.  Since the net asset values of these funds are not quoted on actively traded markets, they are classified in a Level 2 valuation category.  Some of the holdings in these funds are valued using quoted market prices for similar instruments in active markets, a Level 2 valuation technique.  The remaining assets are valued using quoted market prices, a Level 1 valuation technique.  The fair values by asset category are as follows (in thousands):

	Fair Value Measurements
	December 31, 2011				December 31, 2010
	Total	Level 1		Level 2	Total	Level 1		Level 2
Money Market Funds	$355	$355	$		$326	$326	$
Equity Securities:
Haverty Class A Common Stock	2,212	2,212			2,634	2,634
U.S. Large Cap Passive(a)	17,061			17,061	16,910			16,910
U.S. Small/Mid Cap Growth	2,071			2,071	2,254			2,254
U.S. Small/Mid Cap Value	2,021			2,021	2,238			2,238
International Equity	14,064			14,064	14,192			14,192
	37,429	2,212		35,217	38,228	2,634		35,594
Fixed Income:
Opportunistic(b)	4,020			4,020	2,998			2,998
Passive	2,138			2,138	1,560			1,560
Long Duration Active(c)	8,554			8,554	6,247			6,247
Long Duration Passive	3,154			3,154	2,275			2,275
Long Duration Investment Grade(d)	10,921			10,921	8,212			8,212
	28,787	—		28,787	21,292	—		21,292
Total	$66,571	$2,567		$64,004	$59,846	$2,960		$56,886

(a)	This category comprises low-cost equity index funds not actively managed that track the S&P 500.
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

Cash Flows
The minimum funding requirements to the pension plan in 2011 and 2012 are $1,900,000.  We contributed $8,000,000 to the pension plan in 2011 and expect to contribute $3,000,000 in 2012. The following schedule outlines the expected benefit payments:

(In thousands)	Pension Plan	SERP
2012	$3,470	$221
2013	3,615	219
2014	3,723	222
2015	3,897	233
2016	4,073	263
2017-2021	22,772	1,966

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute.  We match employee contributions 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. We expensed matching employer contributions of approximately $2,666,000, $2,578,000 and $2,293,000 in 2011, 2010 and 2009, respectively.

We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note 11, Stock Based Compensation Plans:

We have options and awards outstanding for Common Stock under two stock-based employee compensation plans, the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) and the 1998 Stock Option Plan (the “1998 Plan”). As of December 31, 2011, 1,033,771 shares were available for awards and options under the 2004 LTIP Plan.  No new awards may be granted under the 1998 Plan.

The following table summarizes our share option and award activity during the years ended December 31, 2011, 2010 and 2009:

	Restricted Stock Award		Stock-Settled Appreciation Rights		Options
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2009	283,375	$12.63	58,000	$9.19	1,832,400	$15.40
Granted	141,050	8.73	111,600	8.73	—	—
Exercised or restrictions lapsed(1)	(128,850)	13.51	—	—	(7,500)	13.29
Forfeited or expired (options)	(3,400)	9.49	(17,500)	9.02	(319,875)	14.43
Outstanding at December 31, 2009	292,175	10.37	152,100	8.87	1,505,025	15.62
Granted	201,400	12.07	—	—	—	—
Exercised or restrictions lapsed(1)	(195,325)	10.28	(8,051)	8.92	(272,162)	12.20
Forfeited or expired (options)	(9,125)	10.97	—	—	(402,436)	18.84
Outstanding at December 31, 2010	289,125	11.65	144,049	8.87	830,427	15.18
Granted	249,600	12.67	—	—	—	—
Exercised or restrictions lapsed(1)	(104,000)	12.03	—	—	(25,000)	10.81
Forfeited or expired (options)	(2,700)	12.39	—	—	(513,327)	15.95
Outstanding at December 31, 2011	432,025	$12.13	144,049	$8.87	292,100	$14.20
Exercisable at December 31, 2011			80,508	$8.91	292,100	$14.20
Exercisable at December 31, 2010			42,480	$8.95	830,427	$15.18
Exercisable at December 31, 2009			12,503	$9.17	1,505,025	$15.62
(1)	The total intrinsic value of options and stock-settled appreciation rights exercised was approximately $49,000, $1,172,000 and $12,500 in 2011, 2010 and 2009, respectively.

The following table summarizes information about the stock options outstanding as of December 31, 2011:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$12.84 - $15.90	244,100	0.9	$12.92
$15.91 - $20.75	48,000	1.8	$20.75
	292,100	1.1	$14.20

All of the exercise prices for options outstanding at December 31, 2011 were greater than the market price of common stock on that date.

The weighted-average fair value for the stock-settled appreciation rights granted in 2009 was $3.13 estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions:  risk-free interest rate of 1.4%, expected life of 5 years, expected volatility of 38.8% and expected dividend yield of 0.0%

The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2011 was approximately $167,000 and $304,000, respectively.

The total fair value of restricted common stock shares that vested in 2011, 2010 and 2009 was approximately $1,251,000, $3,099,000 and $1,321,000, respectively.  The aggregate intrinsic value of outstanding restricted common stock grants was $4,744,000 at December 31, 2011.

Grants of restricted common stock and stock-settled appreciation rights are made to certain officers and key employees under the 2004 LTIP Plan. The restrictions on the awards generally lapse annually, primarily over four year periods. The compensation is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $2,060,000, $1,716,000 and $1,668,000 in 2011, 2010 and 2009, respectively. As of December 31, 2011, the total compensation cost related to unvested equity awards was approximately $3,568,000 and is expected to be recognized over a weighted-average period of 2.5 years.

Note 12, Earnings (Loss) Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings (loss) per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2011	2010	2009
Common:
Distributed earnings	$2,244	$1,850	$395
Undistributed earnings (loss)	11,005	5,288	(3,822)
Basic	13,249	7,138	(3,427)
Class A Common earnings (loss)	2,214	1,306	—
Diluted	$15,463	$8,444	$(3,427)
Class A Common:
Distributed earnings	$365	$318	$78
Undistributed earnings (loss)	1,849	988	(830)
	$2,214	$1,306	$(752)

Denominator:	2011	2010	2009
Common:
Weighted-average shares outstanding - basic	18,633	18,156	17,415
Assumed conversion of Class A Common Stock	3,287	3,563	—
Dilutive options, awards and common stock equivalents	233	251	—
Total weighted-average diluted Common Stock	22,153	21,970	17,415
Class A Common:
Weighted-average shares outstanding	3,287	3,563	3,973

Basic net earnings (loss) per share
Common Stock	$0.71	$0.39	$(0.20)
Class A Common Stock	$0.67	$0.37	$(0.19)
Diluted net earnings (loss) per share
Common Stock	$0.70	$0.38	$(0.20)
Class A Common Stock	$0.67	$0.36	$(0.19)

At December 31, 2011, 2010 and 2009, we did not include options to purchase approximately 772,000, 878,000 and 1,630,000 shares of Havertys Common Stock, respectively, in the computation of diluted earnings (loss) per common share because the exercise prices of those options were greater than the average market price and their inclusion would have been antidilutive.

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

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2012	$30,018
2013	29,189
2014	27,249
2015	24,719
2016	23,960
Subsequent to 2017	99,283
Total minimum payments	234,418
Less total minimum sublease rentals	(48)
Net minimum lease payments	$234,370

Step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Lease concessions for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

	2011	2010	2009
Property
Minimum	$28,347	$29,835	$30,555
Additional rentals based on sales	34	404	282
Sublease income	(292)	(491)	(1,081)
	28,089	29,748	29,756
Equipment	1,997	1,724	1,603
	$30,086	$31,472	$31,359

Note 14, Supplemental Cash Flow Information:

Income Taxes Paid and Refunds Received
We paid state and federal income taxes of approximately $513,000, $4,531,000 and $534,000 in 2011, 2010 and 2009, respectively. We also received income tax refunds of approximately $1,824,000, $2,481,000 and $2,467,000 in 2011, 2010 and 2009, respectively.

Non-Cash Transactions
We increased property and equipment and lease obligations recorded on our consolidated balance sheets related to new retail stores by approximately $4,535,000 in 2011 and $2,300,000 in 2010.

Note 15, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$154,171	$143,094	$155,379	$168,259
Gross profit	78,951	73,406	80,438	87,921
Credit service charges	134	119	109	98
Income (loss) before taxes	(527)	(1,018)	87	6,061
Net income (loss)	(671)	(942)	118	16,958
Basic net earnings (loss) per share:
Common	(0.03)	(0.04)	0.01	0.78
Class A Common	(0.03)	(0.04)	0.01	0.74
Diluted net earnings (loss) per share:
Common	(0.03)	(0.04)	0.01	0.76
Class A Common	(0.03)	(0.04)	0.01	0.73

The fourth quarter includes a benefit of $14.1 million, a $0.64 per share impact, to release reserves for the valuation allowance on deferred tax assets.

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

We recorded in “Other income, net” in the fourth quarter a $1.5 million gain from the sale of a warehouse closed in a prior year and $0.5 million related to a change in a contractual agreement.

Because of rounding and the method used in calculating per share data, the amounts and quarterly per share data will not necessarily add to the totals and per share data as computed for the year.

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc. and subsidiaries:

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2011:
Allowance for doubtful accounts	$700	167	342	$525
Reserve for cancelled sales and allowances	$1,210	8,193	8,303	$1,100

Year ended December 31, 2010:
Allowance for doubtful accounts	$1,000	$380	$680	$700
Reserve for cancelled sales and allowances	$1,220	$8,234	$8,244	$1,210

Year ended December 31, 2009:
Allowance for doubtful accounts	$1,700	$978	$1,678	$1,000
Reserve for cancelled sales and allowances	$1,105	$7,990	$7,875	$1,220

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.