Form 10-Q
period 2012-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2012-05-07
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

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
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 30, 2012, were: Common Stock – 18,920,221; Class A Common Stock – 3,029,183.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$56,696	$49,585
Restricted cash and cash equivalents	7,006	6,813
Accounts receivable	10,660	11,451
Inventories	91,643	93,713
Prepaid expenses	10,014	11,195
Other current assets	4,724	4,918
Total current assets	180,743	177,675
Accounts receivable, long-term	386	449
Property and equipment	179,496	179,333
Deferred income taxes	22,681	22,681
Other assets	4,160	4,962
Total assets	$387,466	$385,100
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,463	$18,233
Customer deposits	18,176	14,572
Accrued liabilities	31,298	32,171
Deferred income taxes	6,635	6,635
Current portion of lease obligations	778	762
Total current liabilities	71,350	72,373
Lease obligations, less current portion	12,083	12,284
Other liabilities	37,649	37,774
Commitments	—	—
Total liabilities	121,082	122,431
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2012 – 26,661; 2011 – 26,578	26,661	26,578
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2012 – 3,559; 2011 – 3,642	3,559	3,642
Additional paid-in capital	69,875	69,209
Retained earnings	266,540	264,083
Accumulated other comprehensive loss	(24,404)	(24,996)
Less treasury stock at cost – Common Stock (2012 and 2011 – 7,749) and Convertible Class A Common Stock (2012 and 2011 – 522 shares)	(75,847)	(75,847)
Total stockholders’ equity	266,384	262,669
Total liabilities and stockholders’ equity	$387,466	$385,100
See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data – Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$163,569	$154,171
Cost of goods sold	78,228	75,220
Gross profit	85,341	78,951
Credit service charges	76	134
Gross profit and other revenue	85,417	79,085

Expenses:
Selling, general and administrative	81,237	79,469
Interest, net	161	222
Provision for doubtful accounts	66	19
Other income, net	(68)	(98)
	81,396	79,612

Income (loss) before income taxes	4,021	(527)
Income tax expense	1,564	144
Net income (loss)	$2,457	$(671)

Basic earnings (loss) per share:
Common Stock	$0.11	$(0.03)
Class A Common Stock	$0.11	$(0.03)

Diluted earnings (loss) per share:
Common Stock	$0.11	$(0.03)
Class A Common Stock	$0.11	$(0.03)

Basic weighted average common shares outstanding:
Common Stock	18,865	18,534
Class A Common Stock	3,084	3,331

Diluted weighted average common shares outstanding:
Common Stock	22,272	18,534
Class A Common Stock	3,084	3,331

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands – Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$2,457	$(671)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost	52	52
Amortization of net loss	490	257
Other	50	51
Total comprehensive income	592	360
Comprehensive income (loss)	$3,049	$(311)

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$2,457	(671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,644	4,525
Share-based compensation expense	666	540
Provision for doubtful accounts	66	19
Other	89	(24)
Changes in operating assets and liabilities:
Accounts receivable	788	1,026
Inventories	1,801	3,908
Customer deposits	3,604	2,588
Other assets and liabilities	1,934	708
Accounts payable and accrued liabilities	(4,857)	(3,007)
Net cash provided by operating activities	11,192	9,612

Cash Flows from Investing Activities:
Capital expenditures	(3,707)	(1,970)
Restricted cash and cash equivalents	(193)	—
Other investing activities	4	295
Net cash used in investing activities	(3,896)	(1,675)

Cash Flows from Financing Activities:
Payments on lease obligations	(185)	(129)
Proceeds from exercise of stock options	—	270
Other financing activities	—	(1)
Net cash provided by (used in) financing activities	(185)	140

Increase in cash and cash equivalents during the period	7,111	8,077
Cash and cash equivalents at beginning of period	49,585	58,045
Cash and cash equivalents at end of period	$56,696	66,122

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

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. ASU’s not noted herein were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations. Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” The adoption of ASU 2011-05 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B – Restricted Cash and Cash Equivalents

Our insurance carrier requires us to collateralize a portion of our workers' compensation obligations.  We chose to change our collateral from a letter of credit to an escrow account during the second quarter of 2011.   These funds are shown as restricted cash and cash equivalents on our consolidated balance sheet and are investments in money market funds held by an agent.  The annual agreement with our carrier governing these funds expires on December 31, 2012.

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 5.0% and 5.5% during the first three months of 2012 and 2011, respectively. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to two years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $10,946,000 in one year, $518,000 in two years, and $32,000 beyond two years for receivables outstanding at March 31, 2012.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts receivable are shown net of the allowance for doubtful accounts of $450,000 and $525,000 at March 31, 2012 and December 31, 2011, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $53.7 million and there were no outstanding letters of credit at March 31, 2012.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the Credit Agreement at March 31, 2012 and we are in compliance with its terms and there exists no default or event of default.

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

NOTE G – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $1.7 million at March 31, 2012 and $1.5 million at December 31, 2011 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

The following is a reconciliation of the earnings (loss) and number of shares used in calculating the diluted earnings (loss) per share for Common Stock and Class A Common Stock (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Numerator:
Common:
Distributed earnings	$—	$—
Undistributed earnings (loss)	2,126	(573)
Basic	2,126	(573)
Class A Common earnings (loss)	331	(98)
Diluted	$2,457	$(671)

Class A Common:
Distributed earnings	$—	$—
Undistributed earnings (loss)	331	(98)
	$331	$(98)

Denominator:
Common:
Weighted average shares outstanding - basic	18,865	18,534
Assumed conversion of Class A Common Stock	3,084	—
Dilutive options, awards and common stock equivalents	323	—

Total weighted-average diluted Common Stock	22,272	18,534

Class A Common:
Weighted average shares outstanding	3,084	3,331

Antidilutive shares excluded from the denominator:
Excluded due to the options’ exercise prices being greater than the average market price	292	787

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also excluded from the denominator for the three months ended March 31, 2011, because of the net loss for that period, is the assumed conversion of the 3,331,000 shares of Class A Common Stock and approximately 253,000 shares for dilutive options, awards and common stock equivalents.

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

Net pension costs included the following components (in thousands):

	Three Months Ended March 31,
	2012	2011

Service cost-benefits earned during period	$31	$27
Interest cost on projected benefit obligations	943	1,000
Expected return on plan assets	(1,118)	(1,057)
Amortization of prior service costs	52	52
Amortization of actuarial loss	490	257

Net pension costs	$398	$279

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  We expect to make $3.0 million in contributions to our qualified pension plan in 2012.

NOTE J – Gain Contingency

In March 2012 a faulty fire sprinkler system flooded a portion of one of our stores.  We believe it is probable that the insurance proceeds will be in excess of the amount of our loss.  We expect that in the second quarter all contingencies will be resolved and a gain of approximately $0.4 million will be realized and included in other income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.

Sales for the first quarter of 2012 increased $9.4 million or 6.1% as compared to the prior year period and comparable store sales increased $8.7 million or 5.7%.  Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Our average ticket is up approximately 1.5% and we believe this will continue as our customers respond to the value offered in our better quality merchandise.  Sales in the upholstery product category continued to show strength in the first quarter of 2012 increasing 13.3% over the prior year period.

Gross Profit

Gross profit for the first quarter of 2012 was 52.2%, compared to 51.2% in the prior year period.  Our focus on higher price point products and pricing discipline were the primary factors in generating the quarter’s gross profit improvement.

We plan to remain competitive, but not overly aggressive with our pricing structure.  Gross profit margins for 2012 are expected to be approximately 52.0%.

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

Our first quarter 2012 total SG&A costs were in line with the expectations for 2012 discussed in our Form 10-K for the year ended December 31, 2011.  Total SG&A expenses as a percent of sales for the three months ended March 31, 2012 decreased 1.9% to 49.7% from 51.6% in the prior year period. Total SG&A dollars increased approximately $1.8 million primarily from higher selling expenses of $1.2 million as commissions and related costs rose with sales and for higher administrative expenses reflecting increased accruals of $0.5 million for incentive compensation.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 38.9% and (27.3)% respectively.

The income tax expense for the first quarter of 2011 is primarily a discrete item related to a reduction in our recorded income tax receivables.

Liquidity and Capital Resources
Our primary cash requirements include working capital needs, contractual obligations, benefit plan contributions, income tax obligations and capital expenditures.  We have funded these requirements primarily through cash generated from operations.  We have no funded debt and our increased lease obligations are primarily due to arrangements that are not considered capital leases but must be recorded on our balance sheets.  We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to fund our primary obligations, dividends, stock repurchases and complete capital projects that we have underway or currently contemplate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In September 2011 Havertys entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank.  Refer to Note E of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Summary of Cash Activities

Our cash flows provided by operating activities totaled $11.2 million in the first three months of 2012 compared to $9.6 million for the same period of 2011.  This increase was primarily due to earnings in 2012 compared to a loss in 2011 and a larger increase in customer deposits in 2012 compared to 2011.  This was partially offset by changes in inventory, accounts payable and accrued liabilities in 2012 compared to 2011. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $3.9 million in the first three months of 2012 versus $1.7 million for the same period of 2011. This increase was primarily due to increased capital expenditures in 2012 and investments made in restricted cash as collateral for insurance programs.

Financing activities used cash of $0.2 million in the first quarter of 2012 compared to providing cash of $0.1 million for the same period of 2011.  This decrease was due to $0.3 million in proceeds from exercise of stock options received in 2011 and no amounts in the same period of 2012.  Payments on lease obligations were also slightly greater in 2012 compared to 2011.

Balance Sheet Changes for the Three Months Ended March 31, 2012

Our balance sheet as of March 31, 2012, as compared to our balance sheet as of December 31, 2011, changed as follows:

•	increase in cash of $7.1 million;

•	decrease in accounts payable of $3.8 million as we reduced inventory levels;

•	increase in customer deposits of $3.6 million due to the normal seasonal differences in the timing of written business relative to the end of the period and to delivery of product to customers.

Store Plans and Capital Expenditures

Store plans for 2012 include the opening of a new store in Baltimore, Maryland and entering the Midland, Texas market early in the third quarter and later in the year adding a store in the Dallas, Texas market, and a replacement store in Atlanta, Georgia.  These changes would increase net selling square footage by approximately 2.5% in 2012 assuming the new store opens and the existing store closes as scheduled.

Our planned annual expenditures for 2012 are $23.0 million including $18.0 million for new stores and store improvements and $4.0 million for information technology.

Off-Balance Sheet Arrangements

As of March 31, 2012 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2011.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 7, 2012	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)