Form 10-Q
period 2012-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2012-08-06
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934   For the quarterly period ended June 30, 2012

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
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 31, 2012, were: Common Stock – 19,162,182; Class A Common Stock – 2,892,823.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$55,718	$49,585
Restricted cash and cash equivalents	7,009	6,813
Accounts receivable	9,700	11,451
Inventories	93,343	93,713
Prepaid expenses	11,121	11,195
Other current assets	4,749	4,918
Total current assets	181,640	177,675
Accounts receivable, long-term	314	449
Property and equipment	183,829	179,333
Deferred income taxes	22,572	22,681
Other assets	3,830	4,962
Total assets	$392,185	$385,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,236	$18,233
Customer deposits	16,762	14,572
Accrued liabilities	35,371	32,171
Deferred income taxes	6,696	6,635
Current portion of lease obligations	793	762
Total current liabilities	75,858	72,373
Lease obligations, less current portion	11,880	12,284
Other liabilities	35,495	37,774
Commitments	—	—
Total liabilities	123,233	122,431
Stockholders’ equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2012 – 26,890; 2011 – 26,578	26,890	26,578
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2012 – 3,415; 2011 – 3,642	3,415	3,642
Additional paid-in capital	70,078	69,209
Retained earnings	268,026	264,083
Accumulated other comprehensive loss	(23,812)	(24,996)
Less treasury stock at cost – Common Stock (2012 – 7,727; 2011 – 7,749 and Convertible Class A Common Stock (2012 and 2011 – 522)	(75,645)	(75,847)
Total stockholders’ equity	268,952	262,669
Total liabilities and stockholders’ equity	$392,185	$385,100
See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011

Net sales	$151,519		$143,094	$315,088		$297,265
Cost of goods sold	71,770		69,688	149,997		144,908
Gross profit	79,749		73,406	165,091		152,357
Credit service charges	71		119	147		253
Gross profit and other revenue	79,820		73,525	165,238		152,610

Expenses:
Selling, general and administrative	76,409		74,369	157,646		153,837
Interest, net	158		178	319		400
Provision for doubtful accounts	5		82	71		101
Other (income) expense, net	(518)		(86)	(585)		(184)
	76,054		74,543	157,451		154,154

Income (loss) before income taxes	3,766		(1,018)	7,787		(1,544)
Income tax expense (benefit)	1,405		(76)	2,969		68
Net income (loss)	$2,361		$(942)	$4,818		$(1,612)

Basic earnings (loss) per share:
Common Stock	$0.11		$(0.04)	$0.22		$(0.07)
Class A Common Stock	$0.10		$(0.04)	$0.21		$(0.07)

Diluted earnings (loss) per share:
Common Stock	$0.11		$(0.04)	$0.22		$(0.07)
Class A Common Stock	$0.10		$(0.04)	$0.21		$(0.07)

Basic weighted average shares outstanding:
Common Stock	19,023		18,600	18,944		18,567
Class A Common Stock	2,989		3,314	3,037		3,323

Diluted weighted average shares outstanding:
Common Stock	22,313		18,600	22,292		18,567
Class A Common Stock	2,989		3,314	3,037		3,323

Cash dividends per share:
Common Stock	$0.0400	$	─	$0.0400	$	─
Class A Common Stock	$0.0375	$	─	$0.0375	$	─

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$2,361	$(942)	$4,818	$(1,612)
Other comprehensive income
Defined benefit pension plans:
Amortization of prior service cost	52	52	104	105
Amortization of net loss	490	257	980	514
Other	50	50	100	100
Total other comprehensive income	592	359	1,184	719
Comprehensive income (loss)	$2,953	$(583)	$6,002	$(893)

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$4,818	$(1,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,418	9,020
Share-based compensation expense	1,321	1,076
Provision for doubtful accounts	71	101
Other	545	241
Changes in operating assets and liabilities:
Accounts receivable	1,815	2,135
Inventories	101	7,189
Customer deposits	2,190	3,306
Other assets and liabilities	(954)	(225)
Accounts payable and accrued liabilities	1,203	(6,076)
Net cash provided by operating activities	20,528	15,155

Cash Flows from Investing Activities:
Capital expenditures	(12,821)	(3,994)
Restricted cash and cash equivalents	(196)	(6,811)
Other	432	21
Net cash used in investing activities	(12,585)	(10,784)

Cash Flows from Financing Activities:
Payments on lease obligations	(373)	(259)
Dividends paid	(875)	─
Proceeds from exercise of stock options	─	270
Other financing activities	(562)	(412)
Net cash used in financing activities	(1,810)	(401)

Increase in cash and cash equivalents during the period	6,133	3,970
Cash and cash equivalents at beginning of period	49,585	58,045
Cash and cash equivalents at end of period	$55,718	$62,015

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Business and Reporting Policies

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate in one reportable segment, home furnishings retailing. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from those estimates.

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  We believe that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Newly effective ASU’s not noted herein were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations. Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” The adoption of ASU 2011-05 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B – Restricted Cash and Cash Equivalents

Our insurance carrier requires us to collateralize a portion of our workers' compensation obligations.  We chose to change our collateral from a letter of credit to an escrow account during the second quarter of 2011.  These escrowed funds are shown as restricted cash and cash equivalents on our consolidated balance sheet and are investments in money market funds held by an agent.  The annual agreement with our carrier governing these funds expires on December 31, 2012.

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 5.1% and 5.6% during the first six months of 2012 and 2011, respectively. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to two years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $10,003,000 in one year, $391,000 in two years, and $20,000 beyond two years for receivables outstanding at June 30, 2012.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts receivable are shown net of the allowance for doubtful accounts of $400,000 and $525,000 at June 30, 2012 and December 31, 2011, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 17 states.

NOTE D – Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on actual inventory levels. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates. Since these estimates may be affected by factors beyond management’s control, interim results are subject to change based upon  the final year-end LIFO inventory valuations.

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $53.1million and there were no outstanding letters of credit at June 30, 2012.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the Credit Agreement at June 30, 2012 and we are in compliance with its terms and there exists no default or event of default.

NOTE F – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a year to date adjustment.

We settled certain state audits during the second quarter of 2012 which reduced our gross uncertain tax positions to $572,000 at June 30, 2012 from $1,068,000 at December 31, 2011.  The settlements and related changes to our unrecognized tax benefits reduced tax expense by approximately $70,000.

The income tax expense for the first six months of 2011 includes an adjustment of $155,000 to reduce the balance of our income tax receivables based on an analysis following actual refunds.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE G – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $1.4 million at June 30, 2012 and $1.5 million at December 31, 2011 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

The following is a reconciliation of the earnings (loss) and number of shares used in calculating the diluted earnings (loss) per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Common:
Distributed earnings	$762	$—	$762	$—
Undistributed earnings (loss)	1,293	(805)	3,421	(1,377)
Basic	2,055	(805)	4,183	(1,377)
Class A Common earnings (loss)	306	—	635	—
Diluted	$2,361	$(805)	$4,818	$(1,377)

Class A Common:
Distributed earnings	$113	$—	$113	$—
Undistributed earnings (loss)	193	(137)	522	(235)
	$306	$(137)	$635	$(235)
Denominator:
Common:
Weighted average shares outstanding - basic	19,023	18,600	18,944	18,567
Assumed conversion of Class A Common Stock	2,989	—	3,037	—
Dilutive options, awards and common stock equivalents	301	—	311	—

Total weighted-average diluted Common Stock	22,313	18,600	22,292	18,567

Class A Common:
Weighted average shares outstanding	2,989	3,314	3,037	3,323
Antidilutive shares excluded from the denominator due to the options’ exercise prices being greater than the average market price	292	796	292	801

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also excluded from the denominator for the three months and six months ended June 30, 2011, because of the net loss for those periods, is the assumed conversion of the 3,314,000 and 3,323,000 shares, respectively, of Class A Common Stock and approximately 223,000 and 237,000 shares, respectively, for dilutive options, awards and common stock equivalents.

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

Net pension costs included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Service cost-benefits earned during period	$31	$27	$62	$54
Interest cost on projected benefit obligations	943	1,000	1,886	2,000
Expected return on plan assets	(1,118)	(1,057)	(2,236)	(2,115)
Amortization of prior service costs	52	52	104	105
Amortization of actuarial loss	490	257	980	514

Net pension costs	$398	$279	$796	$558

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  We made a $1.0 million contribution during the second quarter of 2012 and expect to make an additional $2.0 million in contributions to our qualified pension plan in the second half of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2012					2011
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Increase (decrease) over prior period	$ Increase (decrease) over prior period	% Increase (decrease) over prior period	$ Increase (decrease) over prior period	Total Dollars	% Increase (decrease) over prior period	$ Increase (decrease) over prior period	% Increase (decrease) over prior period	$ Increase (decrease) over prior period
Q1	$163.6	6.1%	$9.4	5.7%	$8.7	$154.2	(1.2)%	$(1.9)	(0.6)%	$(0.9)
Q2	151.5	5.9	8.4	5.6	8.0	143.1	(1.4)	(2.0)	(1.4)	(2.0)
6 months ended June 30	315.1	6.0	17.8	5.7	16.7	297.3	(1.3)	(3.8)	(1.0)	(2.9)
Q3	—	—	—	—	—	155.4	(1.1)	(1.8)	(0.6)	(1.0)
Q4	—	—	—	—	—	168.3	3.8	6.2	3.5	5.6
Year	—	—	—	—	—	620.9	0.1	0.6	0.3	1.7

Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Our average ticket is up approximately 10.1% for the second quarter and 5.3% for the first half of the year as our customers respond to the value offered in our better quality merchandise.  Sales in the upholstery product category continued to show strength in the second quarter and first six months of 2012 increasing 16.0% and 14.6% over the prior year periods, respectively.

Gross Profit

Gross profit for the second quarter of 2012 was 52.6%, compared to 51.3% in the prior year period.  Gross profit for the six months ended June 30, 2012 was 52.4% compared to 51.3% for the same period in 2011.  Our expansion of upper-middle price point products in our assortment and focus on pricing discipline were the primary factors in generating the gross profit improvement.

We plan to remain competitive, but not overly aggressive with our pricing structure.  Gross profit margins for the second half of 2012 are expected to be approximately 52.0%.

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

Total SG&A expenses as a percent of sales for the three months ended June 30, 2012 decreased 1.6% to 50.4% from 52.0% in the prior year period. Total SG&A dollars for the second quarter of 2012 increased $2.0 million compared to the prior year period.  Our selling expenses increased $1.4 million as commissions and related costs rose with sales and our administrative expenses included increased accruals of $0.8 million for incentive compensation. We benefited from reduced expense of $1.3 million related to employee group health benefit costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We became primarily self-insured for these expenses beginning January 1, 2012 and, as with our other self-insured costs, maintain an accrual based on historical claims data and an actuarially developed incurred but not reported component.

SG&A costs for the six months ended June 30, 2012 decreased 1.8% to 50.0% as a percent of sales from 51.8%. Total SG&A dollars for the first half of 2012 rose $3.8 million compared to the prior year period.  This change included increased selling expenses due to higher sales, increased incentive compensation and lower employee group health benefit costs.

Our expectations for SG&A costs for the full year 2012 are unchanged from those discussed in our Form 10-K for the year ended December 31, 2011.  Fixed and discretionary type expenses for the full year are expected to be approximately $213 million to $214 million.  Variable costs are expected to be 17.0% to 17.5% as a percent of sales.  We note that our fixed and discretionary type expenses are not equally distributed among the quarters given store changes and timing of advertising spending.  We expect in the second half of 2012 fixed and discretionary expenses will be approximately $6.0 million higher than in the first half of 2012.

Other Income

In March 2012 a faulty fire sprinkler system flooded a portion of one of our stores.  During the second quarter we recognized a gain of $0.5 million from the settlement of insured damages.

Provision for Income Taxes

Our effective tax rate for the second quarter and first six months ended June 30, 2012 was 37.3% and 38.1% respectively, compared to 7.5% and (4.4)% for the same periods of 2011.

We settled certain state audits during the second quarter of 2012 which reduced our gross uncertain tax positions to $0.6 million at June 30, 2012 from $1.1 million at December 31, 2011.  The settlements and related changes to our unrecognized tax benefits reduced the second quarter’s tax expense by approximately $70,000.

The income tax expense for the second quarter of 2011 is primarily a discrete item related to a reduction in our recorded income tax receivables.

Liquidity and Capital Resources

Our primary cash requirements include working capital needs, contractual obligations, benefit plan contributions, income tax obligations and capital expenditures.  We have funded these requirements primarily through cash generated from operations.  We have no funded debt and our lease obligations are primarily due to arrangements that are not considered capital leases but must be recorded on our balance sheets.  We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to fund our primary obligations, dividends, stock repurchases and complete capital projects that we have underway or currently contemplate.

Summary of Cash Activities

Our cash flows provided by operating activities totaled $20.5 million in the first six months of 2012 compared to $15.2 million for the same period of 2011.  This increase was primarily due to earnings in 2012 compared to a loss in 2011 and a reduction in accounts payable and accrued expenses in 2011.  This was partially offset by maintaining a flat inventory in 2012 compared to a reduction in 2011.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $12.6 million in the first six months of 2012 versus $10.8 million for the same period of 2011. This increase was primarily due to increased capital expenditures in 2012 and partially offset by a large initial investment made in 2011 in restricted cash as collateral for insurance programs.

Financing activities used cash of $1.8 million in the first six months of 2012 compared to $0.4 million for the same period of 2011.  This increase was primarily due to the 2012 payment of $0.9 million in dividends while none were paid in the first half of 2011 and the impact of $0.3 million in proceeds from exercise of stock options received in 2011 versus no amounts in the same period of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Six Months Ended June 30, 2012

Our balance sheet as of June 30, 2012, as compared to our balance sheet as of December 31, 2011, changed as follows:

•	increase in cash of $6.1 million;

•	increase in property and equipment of $4.5 million as we invested in and expanded our store base;

•	decrease in accounts payable of $2.0 million due to timing of payments;

•	increase in customer deposits of $2.2 million due to the normal seasonal differences in the timing of written business relative to the end of the period and to delivery of product to customers;
•	increase in accrued liabilities of $3.2 million due to additional amounts related to incentive compensation and self-insurance reserves; and
•
decrease in other liabilities of $2.3 million as we made a $1.0 million contribution to our defined benefit plan and due to settlements of state tax audits which reduced our reserve for uncertain tax positions $0.5 million.

Store Plans and Capital Expenditures

We opened a new store in Baltimore, Maryland during the second quarter.  Our plans for the second half of 2012 include entering the Midland, Texas market early in the third quarter and later in the year adding a store in the Dallas, Texas market, and a replacement store in Atlanta, Georgia.  These changes would increase net selling square footage by approximately 2.5% in 2012 assuming the new stores open and the existing store closes as scheduled.  We also have stores reaching the end of their lease term and are subject to closure if terms of renewal are not reached.

Our planned annual expenditures for 2012 are $23.5 million including $18.3 million for new stores and store improvements and $4.0 million for information technology.

Off-Balance Sheet Arrangements

As of June 30, 2012 we had no off-balance sheet arrangements or obligations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchase of Havertys’ common stock during the second quarter of 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet be Purchased Under the Plans or Programs

June 1 – June 30, 2012	4,316	$10.94	4,316	292,930
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
10.1
Haverty Furniture Companies, Inc., Class A Shareholders Agreement, made as of June 5, 2012, by and among, Haverty Furniture Companies, Inc, Villa Clare Partners, L.P., Clarence H. Smith, H5, L.P., Rawson Haverty, Jr., Ridge Partners, L.P. and Frank S. McGaughey (Exhibit 10.1 to our Form 8-K filed June 8, 2012)

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 6, 2012	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)