Form 10-Q
period 2012-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2012-11-06
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 31, 2012, were: Common Stock – 19,216,869; Class A Common Stock – 2,857,223.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75,026	$49,585
Restricted cash and cash equivalents	7,011	6,813
Accounts receivable	9,564	11,451
Inventories	84,530	93,713
Prepaid expenses	9,762	11,195
Other current assets	5,509	4,918
Total current assets	191,402	177,675
Accounts receivable, long-term	529	449
Property and equipment	187,033	179,333
Deferred income taxes	23,526	22,681
Other assets	3,908	4,962
Total assets	$406,398	$385,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,490	$18,233
Customer deposits	21,676	14,572
Accrued liabilities	39,107	32,171
Deferred income taxes	6,996	6,635
Current portion of lease obligations	819	762
Total current liabilities	87,088	72,373
Lease obligations, less current portion	12,447	12,284
Other liabilities	34,442	37,774
Commitments	—	—
Total liabilities	133,977	122,431
Stockholders’ equity
Capital Stock, par value $1 per share:
Preferred Stock, Authorized: 1,000 shares; Issued: None
Common Stock, Authorized: 50,000 shares; Issued: 2012 – 26,919; 2011 – 26,578	26,919	26,578
Convertible Class A Common Stock, Authorized: 15,000 shares; Issued: 2012 – 3,392; 2011 – 3,642	3,392	3,642
Additional paid-in capital	70,778	69,209
Retained earnings	270,465	264,083
Accumulated other comprehensive loss	(23,317)	(24,996)
Less treasury stock at cost – Common Stock (2012 – 7,741; 2011 – 7,749 and Convertible Class A Common Stock (2012 and 2011 – 522)	(75,816)	(75,847)
Total stockholders’ equity	272,421	262,669
Total liabilities and stockholders’ equity	$406,398	$385,100
See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$172,677	$155,379	$487,766	$452,644
Cost of goods sold	82,004	74,941	232,002	219,849
Gross profit	90,673	80,438	255,764	232,795
Credit service charges	69	109	216	362
Gross profit and other revenue	90,742	80,547	255,980	233,157

Expenses:
Selling, general and administrative	85,082	80,445	242,728	234,282
Interest, net	154	177	473	576
Provision for doubtful accounts	30	23	101	124
Other (income) expense, net	(160)	(185)	(745)	(368)
	85,106	80,460	242,557	234,614

Income (loss) before income taxes	5,636	87	13,423	(1,457)
Income tax expense (benefit)	2,322	(31)	5,291	37
Net income (loss)	$3,314	$118	$8,132	$(1,494)

Basic earnings (loss) per share:
Common Stock	$0.15	$0.01	$0.37	$(0.07)
Class A Common Stock	$0.14	$0.01	$0.35	$(0.07)

Diluted earnings (loss) per share:
Common Stock	$0.15	$0.01	$0.36	$(0.07)
Class A Common Stock	$0.14	$0.01	$0.35	$(0.07)

Basic weighted average shares outstanding:
Common Stock	19,163	18,666	19,018	18,600
Class A Common Stock	2,887	3,283	2,986	3,309

Diluted weighted average shares outstanding:
Common Stock	22,371	22,162	22,319	18,600
Class A Common Stock	2,887	3,283	2,986	3,309

Cash dividends per share:
Common Stock	$0.0400	$—	$0.080	$—
Class A Common Stock	$0.0375	$—	$0.075	$—

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$3,314	$118	$8,132	$(1,494)
Other comprehensive income
Defined benefit pension plans:
Amortization of prior service cost	53	52	157	157
Amortization of net loss	425	218	1,405	732
Other	17	52	117	152
Total other comprehensive income	495	322	1,679	1,041
Comprehensive income (loss)	$3,809	$440	$9,811	$(453)

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$8,132	$(1,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,334	13,542
Share-based compensation expense	1,944	1,569
Provision for doubtful accounts	101	124
Other	534	116
Changes in operating assets and liabilities:
Accounts receivable	1,706	2,682
Inventories	8,914	10,301
Customer deposits	7,104	6,336
Other assets and liabilities	(1,647)	(1,679)
Accounts payable and accrued liabilities	7,193	(1,387)
Net cash provided by operating activities	48,315	30,110

Cash Flows from Investing Activities:
Capital expenditures	(20,166)	(14,480)
Restricted cash and cash equivalents	(198)	(6,812)
Other	442	155
Net cash used in investing activities	(19,922)	(21,137)

Cash Flows from Financing Activities:
Payments on lease obligations	(553)	(391)
Dividends paid	(1,750)	—
Treasury stock acquired	(218)	—
Proceeds from exercise of stock options	84	270
Other financing activities	(515)	(412)
Net cash used in financing activities	(2,952)	(533)

Increase in cash and cash equivalents during the period	25,441	8,440
Cash and cash equivalents at beginning of period	49,585	58,045
Cash and cash equivalents at end of period	$75,026	$66,485

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

NOTE B – Restricted Cash and Cash Equivalents

Our insurance carrier requires us to collateralize a portion of our workers' compensation obligations.  We chose to change our collateral from a letter of credit to an escrow account during 2011.  These escrowed funds are shown as restricted cash and cash equivalents on our consolidated balance sheet and are investments in money market funds held by an agent.  The annual agreement with our carrier governing these funds expires on December 31, 2012.

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 5.0% and 5.6% during the first nine months of 2012 and 2011, respectively. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to two years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $9.9 million in one year, $0.5 million in two years, and $0.1 million beyond two years for receivables outstanding at September 30, 2012.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts receivable are shown net of the allowance for doubtful accounts of $0.4 million and $0.5 million at September 30, 2012 and December 31, 2011, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

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

We settled certain state audits during the second quarter of 2012 which reduced our gross uncertain tax positions to $0.6 million at September 30, 2012 from $1.1 million at December 31, 2011.

The income tax expense for the first nine months of 2011 includes an adjustment of $0.2 million to reduce the balance of our income tax receivables based on an analysis following actual refunds.

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $1.5 million at September 30, 2012 and December 31, 2011 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net pension costs included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service cost-benefits earned during period	$11	$23	$73	$77
Interest cost on projected benefit obligations	940	991	2,826	2,991
Expected return on plan assets	(1,119)	(1,057)	(3,355)	(3,172)
Amortization of prior service costs	53	52	157	157
Amortization of actuarial loss	425	218	1,405	732

Net pension costs	$310	$227	$1,106	$785

NOTE H – Stock Based Compensation Plans:

As more fully discussed in Note 11 of the notes to the consolidated financial statements in our 2011 Annual Report on Form 10-K, we have options and awards outstanding for Common Stock under two stock-based employee compensation plans.

The following table summarizes our share option and award activity during the nine months ended September 30, 2012:

	Restricted Stock Award		Stock-Settled Appreciation Rights		Options
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2011	432,025	12.13	144,049	$8.87	292,100	$14.20
Granted	252,700	12.34	—	—	—	—
Exercised or restrictions lapsed	(127,050)	11.87	—	—	(6,500)	12.90
Forfeited or expired (options)	(500)	12.34	—	—	—	—
Outstanding at September 30, 2012	557,175	$12.28	144,049	$8.87	285,600	$14.23
Exercisable at September 30, 2012			118,524	$8.90	285,600	$14.23

Grants of restricted common stock and stock-settled appreciation rights are made to certain officers and key employees under the 2004 LTIP Plan. The restrictions on the awards generally lapse annually, primarily over four year periods. The compensation is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and for the nine months ended September 30 was approximately $1.9 million in 2012 and $1.6 million in 2011. The aggregate intrinsic value of outstanding restricted common stock grants was $7.7 million at September 30, 2012. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at September 30, 2012 was approximately $0.6 million and $0.7 million, respectively.

As of September 30, 2012, the remaining unamortized compensation cost related to unvested equity awards was approximately $4.7 million and is expected to be recognized over a weighted-average period of 2.6 years.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I – Earnings Per Share

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

The following is a reconciliation of the earnings (loss) and number of shares used in calculating the diluted earnings (loss) per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Common:
Distributed earnings	$766	$—	$1,528	$—
Undistributed earnings (loss)	2,134	101	5,552	(1,277)
Basic	2,900	101	7,080	(1,277)
Class A Common earnings	414	17	1,052	—
Diluted	$3,314	$118	$8,132	$(1,277)

Class A Common:
Distributed earnings	$108	$—	$222	$—
Undistributed earnings (loss)	306	17	830	(217)
	$414	$17	$1,052	$(217)
Denominator:
Common:
Weighted average shares outstanding - basic	19,163	18,666	19,018	18,600
Assumed conversion of Class A Common Stock	2,887	3,283	2,986	—
Dilutive options, awards and common stock equivalents	321	213	315	—

Total weighted-average diluted Common Stock	22,371	22,162	22,319	18,600

Class A Common:
Weighted average shares outstanding	2,887	3,283	2,986	3,309
Antidilutive shares excluded from the denominator due to the options’ exercise prices being greater than the average market price	291	788	292	797

Also excluded from the denominator for the nine months ended September 30, 2011, because of the net loss for that period, is the assumed conversion of the shares of Class A Common Stock and approximately 226,000 shares for dilutive options, awards and common stock equivalents.

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2012					2011
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Increase (decrease) over prior period	$ Increase (decrease) over prior period	% Increase (decrease) over prior period	$ Increase (decrease) over prior period	Total Dollars	% Increase (decrease) over prior period	$ Increase (decrease) over prior period	% Increase (decrease) over prior period	$ Increase (decrease) over prior period
Q1	$163.6	6.1%	$9.4	5.7%	$8.7	$154.2	(1.2)%	$(1.9)	(0.6)%	$(0.9)
Q2	151.5	5.9	8.4	5.6	8.0	143.1	(1.4)	(2.0)	(1.4)	(2.0)
Q3	172.7	11.1	17.3	10.0	15.4	155.4	(1.1)	(1.8)	(0.6)	(1.0)
9 months ended September 30	487.8	7.8	35.1	7.1	32.1	452.6	(1.2)	(5.6)	(0.9)	(3.8)
Q4	—	—	—	—	—	168.3	3.8	6.2	3.5	5.6
Year	—	—	—	—	—	620.9	0.1	0.6	0.3	1.7

Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Our average ticket is up approximately 11.6% for the third quarter and 7.5% for the first nine months of the year as our customers respond to the value offered in our better quality merchandise.  Sales in the upholstery product category continued to show strength in the third quarter and first nine months of 2012 increasing 20.9% and 16.7% over the prior year periods, respectively.

Gross Profit

Gross profit for the third quarter of 2012 was 52.5%, up 70 basis points compared to 51.8% in the prior year period.  Gross profit for the nine months ended September 30, 2012 was 52.4% compared to 51.4% for the same period in 2011.  Our expansion of upper-middle price point products in our assortment and focus on pricing discipline were the primary factors in generating the gross profit improvement.

We plan to remain competitive, but not overly aggressive with our pricing structure.  Gross profit margins for the fourth quarter of 2012 are expected to be similar to the third quarter rate of 52.5%.

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

Total SG&A expenses as a percent of sales for the three months ended September 30, 2012 decreased 2.5% to 49.3% from 51.8% in the prior year period. Total SG&A dollars for the third quarter of 2012 increased $4.6 million compared to the prior year period.  Selling expenses increased $3.2 million as commissions rose and customers increased their usage of free interest credit promotions offered by our third party financing provider. Our administrative expenses included increased accruals of $0.8 million for incentive compensation and $0.7 million for non-management compensation. We benefited from reduced expense of $0.7 million related to employee group health benefit costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SG&A costs for the nine months ended September 30, 2012 decreased 2.0% to 49.8% as a percent of sales from 51.8%. Total SG&A dollars for the first nine months of 2012 rose $8.4 million compared to the prior year period.  This change included increased selling expenses of $3.5 million due to higher sales, increased compensation of $3.8 million related to incentive and non-management salaries and lower employee group health benefit costs of $2.5 million.

Our expectations for SG&A costs for the full year 2012 are unchanged from those discussed in our Form 10-K for the year ended December 31, 2011.  SG&A costs for the fourth quarter of 2012 are estimated to be higher than in the third quarter in dollars but lower as a percent of sales. Fixed and discretionary type expenses for the fourth quarter are expected to increase approximately $0.5 million from the third quarter level to $55 million.  Variable costs are estimated to be 17.8% as a percent of sales.

Provision for Income Taxes

Our effective tax rate for the third quarter and first nine months ended September 30, 2012 was 41.2% and 39.4% respectively, compared to 35.6%  benefit and (2.5)% expense for the same periods of 2011.

We settled certain state audits during the second quarter of 2012 which reduced our gross uncertain tax positions to $0.6 million at September 30, 2012 from $1.1 million at December 31, 2011.  The settlements and related changes to our unrecognized tax benefits and changes arising from reductions in our income tax receivables increased tax expense for the nine months ended September 30, 2012 by approximately $88,000.

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

We also have a $50.0 million revolving credit facility.  Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $44.9 million and there were no outstanding letters of credit at September 30, 2012.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $38.7 million.  There were no borrowed amounts outstanding under the facility at September 30, 2012.

Summary of Cash Activities

Our cash flows provided by operating activities totaled $48.3 million in the first nine months of 2012 compared to $30.1 million for the same period of 2011.  This increase was primarily due to earnings in 2012 compared to a loss in 2011 and an increase in accounts payable and accrued expenses in 2012. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $19.9 million in the first nine months of 2012 versus $21.1 million for the same period of 2011. This decrease was primarily due to the initial investment of $6.8 million made in 2011 in restricted cash as collateral for insurance programs and partially offset by increased capital expenditures in 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financing activities used cash of $3.0 million in the first nine months of 2012 compared to $0.5 million for the same period of 2011.  This increase was primarily due to the 2012 payment of $1.8 million in dividends while none were paid in the same period of 2011.

Balance Sheet Changes for the Nine Months Ended September 30, 2012

Our balance sheet as of September 30, 2012, as compared to our balance sheet as of December 31, 2011, changed as follows:

•	increase in cash of $25.4 million;

•	decrease in inventories of $9.2 million as higher than expected sales outpaced replenishment;

•	increase in property and equipment of $7.7 million as we invested in and expanded our store base;

•	increase in customer deposits of $7.1 million due to the normal seasonal differences in the timing of written business relative to the end of the period and to delivery of product to customers; and
•	increase in accrued liabilities of $6.9 million due to timing of payments and additional amounts related to self-insurance reserves.

Store Plans and Capital Expenditures

We opened a new store in Baltimore, Maryland during the second quarter and Midland, Texas early in the third quarter.  During the fourth quarter we will add a store in the Dallas, Texas market, and a replacement store in Atlanta, Georgia.  These changes would increase net selling square footage by approximately 2.5% in 2012 assuming the new stores open and the existing store closes as scheduled.  Store plans for 2013 include opening one new store and the expansion of three showrooms.  We also have stores reaching the end of their lease term and are subject to closure if terms of renewal are not reached.  These changes would decrease net selling square footage by approximately 1.4% in 2013.

Our planned annual expenditures for 2012 are $25.0 million including $19.8 million for new stores and store improvements and $4.1 million for information technology. Capital expenditures for 2013 are estimated to be $20.0 million for new stores, store improvements and information technology.

Off-Balance Sheet Arrangements

As of September 30, 2012 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2011. We had no significant changes in those critical accounting estimates since our last annual report.

Self-insurance Reserves for Healthcare

We became primarily self-insured for employee group health care claims in 2012.  We have purchased insurance coverage in order to establish certain limits to our exposure on both a per claim and aggregate basis.   We record an accrual for the estimated amount of self-insured health care claims incurred by all participants but not yet reported (IBNR) using an actuarial method of applying a development factor to the reported monthly claims amounts. The Company's risk management and accounting management utilize a consistent methodology which involves various assumptions, judgment and other factors. The most significant factors which impact the determination of a required accrual are the historical pattern of the timeliness of claims processing, any changes in the nature or types of benefit plans, changes in the plan benefit designs, and medical trends and inflation. Historical experience is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the total health care cost accruals are reasonable and adequate to cover future payments on incurred claims.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchase of Havertys’ common stock during the third quarter of 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet be Purchased Under the Plans or Programs

August 1 – August 31, 2012	13,866	$12.34	13,866	279,064

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 6, 2012	By:	/s/ Clarence H. Smith
Clarence H. Smith
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)