Form 10-K
period 2012-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2013-03-05
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $231,385,309 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).

There were 19,510,253 shares of common stock and 2,739,323 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2013 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the year ended December 31, 2012

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

Havertys has grown to over 100 stores in 17 states in the Southern and Midwest regions. All of our retail locations are operated using the Havertys name and we do not franchise our stores. Our customers are generally college educated women in middle to upper-middle income households. Our brand recognition is very high in the markets we serve and consumer surveys indicate Havertys is associated with a high level of quality, fashion, value and service.

Merchandise and Revenues

We develop our merchandise assortment with the diverse tastes of the “on trend” consumer in mind.  A wide range of styles from traditional to contemporary are offered in our core assortment. Our merchandise presentation is also tailored to the needs and tastes of the local markets we serve emphasizing more “coastal,” “western” or “urban” looks as appropriate.  The ability for the on trend consumer to express herself with our custom upholstery programs and eclectic looks have been particularly well received.

We provide our customers a wide selection of products and styles and most of the furniture merchandise we carry bears the Havertys brand.   We have avoided utilizing lower quality, promotional price-driven merchandise favored by many national chains, which we believe would devalue the Havertys brand with the consumer.  We compliment our brand by offering a small select group of products with the quality names of Bernhardt® and  Lauren Ralph Lauren Home®.  We carry only nationally well-known mattress product lines such as Sealy®, Serta® and Tempur-Pedic®.

The following table sets forth the approximate percentage contributions by product and service to our gross revenues for the past three years:

	Year ended December 31,
	2012	2011	2010
Merchandise:
Case Goods
Bedroom Furniture	19.4%	19.7%	20.1%
Dining Room Furniture	10.7	11.0	11.2
Occasional	11.0	11.7	11.9
	41.1	42.4	43.2
Upholstery	38.2	36.6	36.0
Mattresses	11.5	11.9	11.4
Accessories and Other (1)	9.2	9.0	9.3
Credit Service Charges	0.0	0.1	0.1
	100.0%	100.0%	100.0%

(1)       Includes delivery charges and product protection.

Our customers use varying methods to purchase or finance their sales.  As an added convenience to our customers, we offer financing by a third-party finance company or through an internal revolving charge credit plan.  Sales financed by the third-party provider are not Havertys’ receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for 2012 were no interest offers requiring monthly payments over periods of 18 to 36 months. We also maintain a small in-house financing program for our customers with the offer most frequently chosen carrying no interest for 12 months and requiring equal monthly payments. This program generates very minor credit revenue and is for credit worthy customers who prefer financing with the retailer directly or who are not able to quickly establish sufficient credit with other providers on comparable terms.

The following summarizes the different purchasing methods used as a percent of amount due from customers including sales tax:

	Year Ended December 31,
	2012	2011	2010
Cash or check	9.3%	10.9%	11.8%
Credit or debit cards	54.2	53.8	51.9
Third-party financed	31.9	30.1	30.6
Havertys financed	4.6	5.2	5.7
	100.0%	100.0%	100.0%

Stores

As of December 31, 2012, we operated 122 stores serving 81 cities in 17 states with approximately 4.4 million retail square feet.  We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings.  The store’s curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise.  Interior details are also important for a pleasant and inviting shopping experience.  We are currently refreshing many of our locations with improved merchandise layouts, new paint colors and in-store signage.  This effort, which we named “Bright Inspirations,” began in late 2010 and will continue through 2013.  Elements of the concept include creating impact zones, merchandise stories and destination departments.  Consumer input was used in the development and actual customer comments are incorporated into the signage.

There are a number of available “empty boxes” within our geographic footprint for us to consider.  We are also evaluating our existing stores for expansion, relocation or closure.  We expect a net decrease in 2013 in our retail square footage of approximately 1.0%.

Social Media and Internet

Our goal is to engage the customer where they are.  Since our target customers spend a great deal of time on-line and with social media, we strive to communicate with them in that space.  Most interactions are centered around home fashion ideas and inspiration.  Some customer issues do arise and we work to take care of the customer and hopefully have them acknowledge that in the social media space.

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

Our website received approximately 7.4 million unique visitors during 2012, a 14% increase over 2011.  The “ratings and reviews” portion of our site had over 600,000 sessions and we had more than 15 entries per day on product Q&A.  Our Facebook page has an average daily reach of 158,000 and at December 31, 2012 we had 135,000 fans.  We recently initiated a blog site which is receiving 10,000 visits per week.  Although sales placed via our website are minor, sales dollars increased 5.3% in 2012 compared to 2011.

Suppliers

We have developed strong relationships with our suppliers and believe that we receive excellent pricing and service from our key vendors due to the volume and reliability of our purchase commitments.  We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 52.4% of our purchasing spending during 2012.   Wood products, or “case goods,” are generally imported from Asia, with less than 17% of our selected case goods at December 31, 2012 produced domestically.  Upholstered items are not as heavily imported, with the exception of our leather products.  Approximately 73% of our leather merchandise selection was imported from Mexico or Asia during 2012.

Supply Chain

The longer lead times required for deliveries from overseas factories and the production of merchandise exclusively for Havertys makes it imperative for us to have both warehousing capabilities and effective supply chain control.  Our Eastern Distribution Center has sufficient capacity to store imported goods and flow product from our domestic upholstery suppliers.  The implementation of operating standards in our warehouse and delivery functions, and the use of certain technologies, provide measurements for determining staffing needs and increasing productivity.  Our merchandising team provides input to the ordering process such that we currently have overall inventory levels within an appropriate range and have reduced the amount of written sales awaiting product for delivery.  Advancements in the availability of real-time information allow our supply chain team to more closely follow our import orders from the manufacturing plant through each stage of transit.  Using this data we can more accurately set customer delivery dates prior to receipt of product.

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

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of competitive price-oriented furniture store chains. Our ability to make prompt delivery of orders through maintenance of inventory,  the expansion of our custom order capabilities and tailoring merchandise to customers’ desires on a local market basis are we believe significant competitive advantages. We believe our on-line presence provides a seamless omni-channel approach that many of our competitors do not have or can not replicate.  We also consider our experienced sales personnel and excellent customer service as important factors in our competitive success.

Employees

As of December 31, 2012, we had approximately 3,250 employees: 2,442 in individual retail store operations, 164 in our corporate and credit operations, 47 in our customer-service call centers, and 597 in our warehouse and delivery points.  None of our employees is a party to any union contract.

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

The products we sell are subject to federal regulatory standards including, but not limited to, those outlined in the Consumer Product Safety Improvement Act.  We have contracts with the third parties that supply our merchandise that require their products be in compliance with these standards.  We believe that the items we sell are in substantial compliance with the regulatory standards governing such products.

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

Available Information

Filings with the SEC

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are available on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our internet address is www.havertys.com and contains, among other things, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K.  These reports are reached via the “Investors” tab on the home page and then “SEC filings.”

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

We routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. The following factors, as well as others described elsewhere in this report or in our other filings with the SEC, that could materially affect our business, financial condition or operating results should be carefully considered.  Below, we describe certain important operational and strategic risks and uncertainties, but they are not the only risks we face. Our reactions to material future developments, as well as our competitors’ reactions to those developments, may also impact our business operations or financial results.  If any of the following risks actually occur, our business, financial condition or operating results may be adversely affected.

Changes in economic conditions could adversely affect demand for our products.

A large portion of our sales represent discretionary spending by our customers. A number of economic factors including, but not limited to, availability of consumer credit, interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of new and existing homes,  housing values, and the level of mortgage refinancing generally affect demand for our products. Persistent high unemployment rates, rising food and energy costs, and higher personal taxes adversely affect demand. A decline in economic activity and conditions in the markets in which we operate would adversely affect our financial condition and results of operations.

We face significant competition from national, regional and local retailers of home furnishings.

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. National mass merchants such as COSTCO also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. We have recently seen electronics and appliance retailers adding limited furniture products in their stores. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, extension of credit to customers on terms more favorable than we offer, and expansion by our existing competitors or entry by new competitors into markets where we currently operate.

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

During 2012, approximately 75% of the product costs of our furniture purchases were for goods not produced domestically. All of these purchases were denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such price increases, if they occur, could have one or more of the following impacts:

•	we could be forced to raise retail prices so high that we are unable to sell the products at current unit volumes;
•	if we are unable to raise retail prices commensurately with the cost increases, gross profit as recognized under our LIFO inventory accounting method could be negatively impacted; or
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

We source substantially all of our products from non-exclusive, third-party producers, many of which are located in foreign countries. Although we have long-term relationships with many of our suppliers, we must compete with other companies for the production capacity of these independent manufacturers. We regularly depend upon the ability of third-party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.

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

We accept electronic payment cards in our stores and over the internet. Amounts tendered through payment card transactions represented approximately 54% of our business in 2012.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

Stores
Our retail store space at December 31, 2012 totaled approximately 4.4 million square feet for 122 stores compared to 119 stores at December 31, 2011.  The following table sets forth the number of stores we operated at December 31, 2012 by state:

State	Number of Stores	State	Number of Stores
Florida	29	Maryland	4
Texas	22	Kentucky	3
Georgia	16	Arkansas	2
North Carolina	8	Ohio	2
Virginia	8	Indiana	1
Alabama	7	Kansas	1
South Carolina	7	Mississippi	1
Tennessee	6	Missouri	1
Louisiana	4

The 45 retail locations which we owned at December 31, 2012 had a net book value for land and buildings of $90.3 million.  Additionally, we have eight leased locations with a net book value of $17.6 million which, due to financial accounting rules, are included on our balance sheets.  The remaining 69 locations are leased by us with various termination dates through 2032 plus renewal options.

Distribution Facilities
We lease or own regional distribution facilities in the following locations:

Location	Owned or Leased	Approximate Square Footage
Braselton, Georgia	Leased	808,000
Coppell, Texas	Owned	238,000
Lakeland, Florida	Owned	226,000
Colonial Heights, Virginia	Owned	129,000
Fairfield, Ohio	Leased	50,000
Theodore, Alabama	Leased	42,000
Memphis, Tennessee	Leased	30,000

We also use five cross-dock facilities which are attached to retail locations.

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

Not Applicable.

PART II

ITEM 5.                      MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our two classes of common stock trade on The New York Stock Exchange (“NYSE”). The trading symbol for the common stock is HVT and for Class A common stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

	2012
	Common Stock				Class A Common Stock
Quarter Ended	High	Low	Dividend Declared		High	Low	Dividend Declared
March 31	$13.00	$10.80	$—		$12.90	$10.40	$—
June 30	12.97	10.39	0.04		12.90	10.50	0.0375
September 30	14.31	10.77	0.04		14.05	11.00	0.0375
December 31	17.62	13.52	1.04	(1)	17.25	13.77	0.9875	(1)

  (1)  includes a special dividend of $1.00 for common stock and $0.95 for Class A common stock.

	2011
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$13.79	$11.17	$—	$13.70	$11.36	$—
June 30	13.76	10.39	—	13.60	10.38	—
September 30	12.24	9.47	—	12.17	9.65	—
December 31	12.38	9.48	0.1200	12.25	9.85	0.1125

Stockholders
Based on the number of individual participants represented by security position listings, there are approximately 3,600 holders of our common stock and 160 holders of our Class A common stock as of February 22, 2013.

Dividends
The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered.  We had paid a quarterly cash dividend since 1935, but given the general economic decline, the board suspended the quarterly dividend in the fourth quarter of 2008.  The board approved dividends in the fourth quarter of 2010, 2011 and reinstated the quarterly dividends in the second quarter of 2012.  A special cash dividend was paid in the fourth quarter of 2012.

Equity Compensation Plans
Information concerning the Company’s equity compensation plans is set forth under the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2013, to be filed with the Securities and Exchange Commission (the “Company’s 2013 Proxy Statement) and is incorporated herein by reference.

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2007 and ended December 31, 2012.  The graph assumes an initial investment of $100 on January 1, 2007 and reinvestment of dividends.

	2007	2008	2009	2010	2011	2012

HVT	$100.0	$105.78	$155.99	$147.47	$125.98	$200.00
HVT-A	$100.0	$108.78	$155.72	$146.55	$126.53	$199.77
S&P Smallcap 600 Index	$100.0	$68.93	$86.55	$109.32	$110.43	$128.46
SIC Codes 5700-5799	$100.0	$54.50	$80.42	$87.40	$82.87	$74.90

 ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the “Consolidated Financial Statements and Notes thereto” included in Item 8 below.

	Year ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Net sales	$670,073	$620,903	$620,331	$588,264	$691,079
Net sales change over prior year	7.9%	0.1%	5.5%	(14.9)%	(11.9)%
Comp-store sales change over prior year	6.8%	0.3%	7.0%	(14.2)%	(14.3)%
Gross profit	352,035	320,716	318,767	305,498	357,089
Percent of net sales	52.5%	51.7%	51.4%	51.9%	51.7%
Selling, general and administrative expenses	328,826	315,865	311,897	310,523	364,080
Percent of net sales	49.1%	50.9%	50.3%	52.8%	52.7%
Income (loss) before income taxes	23,516	4,603	8,673	(5,408)	(6,532)
Net income (loss) 1	14,911	15,463	8,444	(4,179)	(12,101)
Diluted net earnings (loss) per share:
Common Stock	$0.67	$0.70	$0.38	$(0.20)	$(0.57)
Class A Common Stock	0.59	0.67	0.36	(0.19)	(0.55)
Cash dividends:
Amount per share:
Common Stock(2)	1.12	0.1200	0.100	0.0225	0.2025
Class A Common Stock(2)	1.06	0.1125	0.095	0.0200	0.1875
Inventories	$96,902	$93,713	$91,938	$93,301	$103,743
Capital expenditures	$25,014	$17,566	$14,053	$3,259	$9,544
Depreciation/amortization expense	19,415	18,242	16,859	19,346	21,603
Property and equipment, net	193,085	179,333	175,511	176,363	197,423
Total assets	$402,096	$385,100	$370,239	$360,933	$363,393
Total debt	$19,354	$13,046	$9,099	$7,183	$7,494
Interest expense (income), net	624	737	815	805	390
Accounts receivable, net to debt	54.4%	91.2%	157.9%	224.7%	352.1%
Debt to total capital	6.9%	4.7%	3.5%	2.9%	3.0%
Stockholders’ equity	$259,428	$262,669	$253,182	$244,557	$244,968
Shares outstanding (in thousands):
Common Stock	19,471	18,829	18,512	17,519	17,291
Class A Common Stock	2,775	3,120	3,331	3,908	4,032
Total shares	22,246	21,949	21,843	21,427	21,323
Other Supplemental Data:
Employees	3,250	3,050	3,100	3,000	3,600
Retail sq. ft. (in thousands)	4,353	4,246	4,230	4,278	4,292
Number of retail locations	122	119	118	121	122
Annual net sales per weighted average sq. ft.	$158	$148	$148	$139	$160

(1)
We reduced income tax expense $3.1 million and released $2.0 million of the valuation allowance in 2010.  The valuation allowance was further reduced and we recorded a benefit to income taxes of $14.1 million in 2011.

(2)	Includes a special dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2012.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Industry
The retail residential furniture industry's results are influenced by new and existing housing sales, consumer confidence, spending on large ticket items, interest rates and availability of credit and the overall strength of the economy.  The industry has experienced a rebound in 2012 as its drivers have improved.  These factors remain tempered by continued high levels of unemployment, lower home values, continued foreclosure activity, and reduced access to credit, all of which provide headwinds to industry growth.

Our Business
We sell home furnishings in our retail stores and via our website and record revenue when the products are delivered to our customer.  Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles.  Our commissioned sales associates receive a high level of product training and are provided a number of tools with which to serve our customers.  We do not outsource the delivery function, something common in the industry, but instead ensure that the “last contact” is handled by a customer-oriented Havertys delivery team.   We are recognized as a provider of high quality fashionable products and service in the markets we serve.

2012 Highlights
Sales for 2012 grew 7.9% or $49.2 million over 2011.  Our pre-tax income grew 410.9% or $18.9 million.  Gross profit as a percent of net sales increased 89 basis points, and SG&A declined 180 basis points.   The focus on “better” goods helped drive our average ticket and gross profit margins.  The higher sales volume allowed us to better leverage our fixed costs.  We continued our focus on cash flow and working capital management in 2012 and made important investments in our business.  The reinstatement of our quarterly dividend of $0.04 per common share is an important sign of our strong balance sheet, operational progress, and our confidence in the future.  We also paid an additional dividend of $1.00 per common share at the end of December as our cash levels were strong with capacity to support our operations.  We did not use our credit facility during the year and our total debt to total capital was 6.9% at December 31, 2012.

Management Objectives
Management is focused on capturing more market share and increasing sales per square foot of showroom space.  This organic growth will be driven by concentrating our efforts on our customers with improved interactions highlighted by new products, enhanced stores and better technology. The Company’s strategies for profitability include targeted marketing initiatives, productivity and process improvements, and efficiency and cost-saving measures.  Our focus is to serve our customers better and distinguish ourselves in the marketplace. Although macroeconomic headwinds prevail, we are encouraged by the ongoing improvement of our performance.  We are pleased with the positive trends in same-store sales and believe that modest sales growth with our efficient operating structure will generate profits at a greater pace.

Key Performance Indicators
We evaluate our performance based on several key metrics which include net sales, comparable store sales, sales per square foot, gross profit, operating costs as a percentage of sales, cash flow, total debt to total capital, and earnings per share.  The goal of utilizing these measurements is to provide tools in economic decision-making such as store growth, capital allocation and product pricing.  We also employ metrics that are customer focused (customer satisfaction score, on-time-delivery and quality), and internal effectiveness and efficiency metrics (sales per employee, average sale per ticket, closing ratios per customer store visit, exceptions per deliveries, and lost time incident rate).  These measurements aid us in determining areas of our operations that are in need of additional attention and in determining compensation.

Operating Results

The following table provides selected statement of operations data for the periods indicated.

	Percentage of Net Sales
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	47.5	48.3	48.6
Gross profit	52.5	51.7	51.4
Selling, general and administrative expenses	49.1	50.9	50.3
Income before income taxes	3.5	0.7	1.4
Net income	2.2	2.5	1.4

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

Total sales increased $49.2 million or 7.9% in 2012 and $0.6 million or 0.1% in 2011.  Comparable store sales increased 6.8% or $42.2 million in 2012 and 0.3% or $1.7 million in 2011.  The remaining $7.0 million in 2012 and $1.1 million in 2011 of the changes were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2012			2011			2010
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$163.6	6.1%	5.7%	$154.2	(1.2)%	(0.6)%	$156.0	8.2%	10.1%
Q2	151.5	5.9	5.6	143.1	(1.4)	(1.4)	145.1	11.9	13.2
Q3	172.7	11.1	10.0	155.4	(1.1)	(0.6)	157.1	3.4	4.3
Q4	182.3	8.4	6.0	168.3	3.8	3.5	162.1	(0.2)	1.9
Year	$670.1	7.9%	6.8%	$620.9	0.1%	0.3%	$620.3	5.5%	7.0%

Sales in 2012 increased at a strong pace as our industry began its recovery.  Our average ticket was up 7.8% as our customers respond to the value offered in our fashionable better quality merchandise.  Sales in the upholstery product category showed strength increasing 12.6% over 2011 including a 17.9% increase in custom and special orders.

Sales in 2011 remained slightly below 2010 through the first three quarters of the year.  We had better results in the historically stronger fourth quarter.  Mattress sales continued to provide a growing percentage of our business for 2011.  The appeal of our higher price point products resulted in a higher average ticket for 2011.

Sales in 2010 rebounded from 2009 levels and were particularly strong during the first half of the year.  We had strong gains in our mattress sales and improvements across all product categories.  Furniture for the often used public living spaces outpaced master bedroom and formal dining rooms.  Our average ticket for 2010 was slightly lower than in 2009 as more price sensitive customers responded to our values.

2013 Outlook
Our total sales for 2013 and comparable store sales growth are expected to be positive given the recent momentum and the expected housing sales increases.

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

Year-to-Year Comparisons
Gross profit as a percentage of net sales increased to 52.5% in 2012 compared to 51.7% in 2011.  The expansion of our assortment’s upper-middle price point products, increased sales of custom upholstery and successful new product introductions combined to generate the gross profit improvement.

Gross profit as a percentage of net sales increased to 51.7% in 2011 compared to 51.4% in 2010.  Our focus on higher price point products and pricing discipline combined with a $1.3 million smaller LIFO impact were key to the gross profit improvement.

2013 Outlook
Our merchandising strategy will be similar to 2012 using promotional pricing selectively during traditional holiday and other sales events or to highlight specific products or categories. We expect that annual gross margins for 2013 will be similar to or slightly ahead of our annual 2012 levels.

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

Year-to-Year Comparisons
Our SG&A costs increased $13.0 million or 4.1% for 2012 compared to 2011.  This change was driven by our 7.9% increase in sales.  SG&A costs increased $4.0 million or 1.3% for 2011 compared to 2010.  The change was largely due to our increased advertising and marketing expenses, higher delivery costs and greater administrative expenses. Total SG&A costs, as a percentage of net sales were 49.1% for 2012 as compared to 50.9% for 2011 and 50.3% in 2010.

Selling expenses generally vary with sales volume.  The amounts paid for bank card charges depends upon how many customers choose that payment option.  The cost of our third-party financing offers will vary based on usage and the types of credit programs we offer and those selected by our customers.  These costs remained relatively flat as a percentage of net sales over the past three years.

Occupancy costs decreased $1.2 million in 2012 from 2011 as rent and utility expenses declined.  Our Bright Inspirations project has also caused some reductions in repairs and maintenance which was offset by increased depreciation.  Occupancy costs in total did not change significantly in 2011 from 2010.  However increased depreciation of $1.4 million was offset by reductions in rents and utilities.  We expect occupancy costs will be relatively flat in 2013 as a reduction in the number of stores is offset by increased property taxes and depreciation.

Warehouse expenses in total did not change significantly in 2012 from 2011.  Warehouse expenses were down slightly in 2011 compared to 2010 due to labor efficiencies and reductions in repairs.

Delivery costs in 2012 were relatively flat compared to 2011 despite a 7.9% increase in sales due to reductions in insurance costs offset by increases in salaries.  Delivery expenses increased $1.0 million in 2011 compared to 2010 due to higher fuel prices and other truck related expenses.

Total advertising and marketing costs as a percentage of sales were 6.5% for 2012, 6.9% for 2011 and 6.7% for 2010.  We increased our spending $0.8 million in 2012 and shifted more dollars to television advertising.  Our spending increased $1.1 million in 2011 from 2010 as we engaged a new marketing agency and increased our television advertising.  We anticipated a rebounding consumer interest in home furnishing purchases.  We continue to focus on television branding messages and electronic advertising.

Administrative costs increased $4.8 million or 6.8% in 2012 from 2011.  The change is primarily the result of increases in incentive compensation, salaries, stock-based compensation expense and retirement benefits. Administrative costs increased $1.6 million or 2.3% for 2011 versus 2010.  The change was primarily due to increased salaries and related payroll and benefit costs and greater travel expense offset in part by lower business insurance expense.

2013 Outlook
The fixed and discretionary type expenses within SG&A for the full year of 2013 are expected to be approximately $220 million to $222 million, up approximately 4.5% over those same costs in 2012. These costs are expected to be incurred evenly on a quarterly basis in 2013, versus prior years, in which the second quarter costs were lower.  The main increases in this category are expected to be for advertising expenses, personnel costs, and new store occupancy expense.

Variable costs within SG&A are expected to be 17.0% to 17.5% as a percent of sales for 2013.

We expect that total SG&A expenses for 2013 will be slightly lower than 2012 levels as a percentage of net sales as we leverage our fixed costs with increased sales.

Provision for Income Taxes

Our effective tax rate was 36.6%, (235.9)% and 2.6% for 2012, 2011 and 2010, respectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of our income tax expense to the federal income tax rate.

Our 2012 rate included a benefit from income taxes of $0.7 million related to the change in our uncertain tax positions.  This benefit was partially offset by changes in our receivables and state net operating loss carryforwards of $0.3 million.

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

Liquidity and Capital Resources

Overview of Liquidity
Our primary cash requirements include working capital needs, contractual obligations, benefit plan contributions, income tax obligations and capital expenditures.  We have funded these requirements exclusively through cash generated from operations and have not used our credit facility since 2008.  We have no funded debt and our increased lease obligations are primarily due to arrangements that are not considered capital leases but must be recorded on our balance sheets.  We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to fund our primary obligations and complete projects that we have underway or currently contemplate for the next fiscal and foreseeable future years.

At December 31, 2012, our cash and cash equivalents balance was $53.6 million an increase of $4.0 million compared to December 31, 2011.  This increase in cash primarily resulted from strong operating results and improved working capital requirements offset by purchases of property and equipment and payment of a special cash dividend.  Additional discussion of our cash flow results, including the comparison of 2012 activity to 2011, is set forth in the Analysis of Cash Flows section.

At December 31, 2012, our outstanding indebtedness was $19.4 million, or $6.3 million higher when compared to December 31, 2011, and the increase was due to lease obligations related to two stores required to be recorded on our financial statements.  Additionally, we had $43.8 available under our revolving credit facility.

Capital Expenditures
Our primary capital requirements have been focused on our stores and the development of both proprietary and purchased information systems.  Our capital expenditures were $25.0 million in 2012, or $7.4 million more than in 2011.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year, the investments we make to the improvement and maintenance of our existing stores, and our investment in new information systems to support our key strategies.  In 2013, we anticipate that our capital expenditures will be approximately $20.0 million, refer to our Store Expansion and Capital Expenditures discussion below.

Analysis of Cash Flows
A summary and analysis of our cash flows for 2012, 2011 and 2010 is reflected in the table and following discussion (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities	$52.2	$19.0	$24.2
Cash flows used in investing activities	(24.8)	(24.2)	(11.2)
Cash flows (used in) from financing activities	(23.4)	(3.3)	0.6
Net increase (decrease) in cash and cash equivalents	$4.0	$(8.5)	$13.6

Cash flows from operating activities. Net cash provided by operating activities was $52.2 million, $19.0 million and $24.2 million for 2012, 2011, and 2010, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing of the delivery of customers’ orders. The increase in the amount of cash from operations from 2011 to 2012 was primarily due to the increase in accounts payable as we increased our purchases in advance of the Chinese New Year and in response to our increased sales activity.  Our amounts for customer deposits also increased from 2011 to 2012 as the level of our special order business increased and deliveries at the end of 2012 were hampered by product availability.  The decline in the amount of cash from operations from 2010 to 2011 was driven primarily by working capital changes, a $5.9 million increase in contributions to our pension plan, offset by a $7.0 increase in operating performance.

Cash flows from investing activities. Net cash used in investing activities was $24.8 million, $24.2 million and $11.2 million for 2012, 2011, and 2010, respectively. In each of these years, the amounts of cash used in investing activities consisted principally of capital expenditures related to store construction and improvements and information technology projects, refer to our Store Expansion and Capital Expenditures discussion below. The increase in cash flows used in investing activities from 2011 to 2012 was primarily the result of additional capital spending in 2012 offset by the initial outlay of $6.8 million to restricted cash as insurance collateral during 2011.  During 2012, we completed information technology projects replacing our core network that controls the communication between our stores and data centers and invested in cloud infrastructure that runs our sales systems, including point-of-sale.  The increase in cash flows used in investing activities from 2010 to 2011 was the result of an increase in the amount of new store spending, continued Bright Inspiration projects and $4.8 million for the acquisition of three locations previously leased. During 2011, we completed information technology projects in the e-commerce and finance areas, and launched the initiative to replace our current merchandise management system with new software.

Cash flows from financing activities. Net cash used in financing activities was $23.4 million for 2012 and $3.3 million for 2011.  Net cash provided by financing activities was approximately $0.6 million for 2010.  During 2012 we paid a special dividend of approximately $22.0 million.  We also had expiring in-the-money options which generated additional option exercise activity in 2012 and in 2010.  During 2012, 2011, and 2010, we did not make any draws on our revolving credit facility.

Long-Term Debt
In September 2011 Havertys entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank.  Refer to Note 5 of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Off-Balance Sheet Arrangements

We do not generally enter into off-balance sheet arrangements.  We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements for any period during the three years ended December 31, 2012.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2012 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$27,315	$1,988	$4,231	$4,597	$16,499
Operating leases	212,293	30,582	54,540	48,015	79,156
Purchase obligations	81,800	81,800	—	—	—
Total contractual obligations(2)	$321,408	$114,370	$58,771	$52,612	$95,655

(1)
These amounts are for our lease obligations recorded in our consolidated balance sheets, including interest amounts.  For additional information about our leases, refer to Note 8 of the Notes to the Consolidated Financial Statements.

(2)	The contractual obligations do not include any amounts related to our pension plans. For additional information about our plans, refer to Note 10 of the Notes to the Consolidated Financial Statements.

Store Expansion and Capital Expenditures

We have entered new markets and made continued improvements and relocations of our store base.  The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2012		2011		2010
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	4	139	3	101	1	29
Closed	1	32	2	84	4	119
Year end balances	122	4,353	119	4,246	118	4,230

The following table summarizes our store activity in 2012.

Location	Month Opened	Month Closed	Category
Towson, Maryland	June		Existing Market
Midland, Texas	August		New Market
McDonough, Georgia	October		Relocation
Morrow, Georgia		October	Relocation
Allen, Texas	November		Existing Market

Our plans for 2013 include opening one store in an existing market, three major store expansions and closing three locations.  These changes should decrease net selling space in 2013 by approximately 1.0% assuming the new store opens and existing stores close as planned.

Our investing activities in stores and operations in 2012, 2011 and 2010 and planned outlays for 2013 are categorized in the table below.  Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2013	2012	2011	2010
Stores:
New or replacement stores1	$2,000	$9,500	$7,800	$1,300
Remodels/expansions	9,000	5,500	4,900	3,800
Other improvements	4,600	4,600	2,300	1,700
Total stores	15,600	19,600	15,000	6,800
Distribution	2,200	1,600	200	500
Information technology	2,200	3,800	2,400	6,800
Total	$20,000	$25,000	$17,600	$14,100
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

At each measurement date, we determine the discount rate by reference to rates of high quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2012 and 2011, the weighted-average discount rates used to compute our benefit obligation were 4.13% and 4.60%, respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure our plan has sufficient funds to meet its benefit obligations when they become due. As a result, we periodically revise asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rates of return used to calculate our net periodic benefit cost were 6.75% in 2012 and 7.10% in 2011.

While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results.  A one-percentage-point change in the discount rate would impact the 2012 expense for the defined benefit pension plan by approximately $650,000, a 42.5% change.  A one-percentage-point change in the expected return on plan assets would impact the 2012 expense for the defined benefit pension plan by approximately $663,000, a 43.0% change.  Refer to Note 10 to the Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.

Self-Insurance.  We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims for amounts up to a deductible per occurrence.  Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component.  The resulting estimate is discounted and recorded as a liability.  Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure appropriateness.  A one-percentage-point change in the actuarial assumption for the discount rate would impact 2012 expense for insurance by approximately $71,000, a 1.4% change.

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

Stock-based compensation. We have stock-based compensation plans and since 2004 have made grants of restricted stock, restricted stock units, and stock-settled appreciation rights. See Note 11, Stock Based Compensation Plans, to the Notes to the Consolidated Financial Statements for a complete discussion of our stock-based compensation programs. We recognize stock-based compensation expense based on the fair value of the respective awards. We estimated the fair value of our stock-settled appreciation rights awards as of the grant date based upon a Black-Scholes-Merton option pricing model. We estimate the fair value of our restricted stock awards and units as of the grant date utilizing the closing market price of our stock on that date. The compensation expense associated with these awards is recorded in the consolidated statements of income with a corresponding credit to common stock.

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

During 2009 we increased the allowance by $0.7 million, during 2010, as we returned to profitability, we reduced the allowance by $2.0 million.

Our profitability in the fourth quarter of 2011 was sufficient such that we were no longer in a three year cumulative loss position.  The sustained improvements in our results over the past few years and a review of other positive and negative evidence led us to conclude that the valuation allowance for most of our net deferred tax assets was no longer required.  Accordingly, during the fourth quarter of 2011 we released $14.1 million of our valuation allowance.

As of December 31, 2012 and 2011, the Company’s valuation allowance on deferred tax assets was $1.4 million and $2.6 million, respectively, and is related to state income tax credits.  Current evidence does not suggest sufficient taxable income in this state will be generated prior to the expiration of the credits to realize these deferred tax benefits.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2012.

Attestation Report of the Independent Registered Public Accounting Firm.  Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2012, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors of
Haverty Furniture Companies, Inc.

We have audited Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Haverty Furniture Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Haverty Furniture Companies, Inc. and our report dated March 5, 2013 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 5, 2013

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information as of March 1, 2013, regarding our executive officers:

Name	Position with the Company	Age	Date Assumed an Executive Officer Position
Clarence H. Smith	Chairman of the Board, President and Chief Executive Officer	62	May 1984
Steven G. Burdette	Executive Vice President, Stores	51	May 2003
J. Edward Clary	Senior Vice President, Distribution and Chief Information Officer	52	May 2003
Thomas P. Curran	Senior Vice President, Marketing	60	May 1999
Allan J. DeNiro	Senior Vice President, Chief People Officer	59	October 2004
Dennis L. Fink	Executive Vice President, Chief Financial Officer	61	January 1993
Richard D. Gallagher	Senior Vice President, Merchandising	51	February 2009
Rawson Haverty, Jr.	Senior Vice President, Real Estate and Development Director	56	May 1992
Jenny Hill Parker	Senior Vice President, Finance, Secretary and Treasurer	54	August 1996
Janet E. Taylor	Senior Vice President, General Counsel	51	September 2005

Rawson Haverty, Jr. and Clarence H. Smith are first cousins.

These officers are elected or appointed annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time. These individuals, except for Mr. Gallagher, have been executive officers of Havertys for the last five years.  Mr. Gallagher joined the Company in 1988, has served in store and regional management positions, and was named assistant vice president, store operations in 2004.  He was appointed vice president, merchandising in 2005 and senior vice president, merchandising in February 2009.

We have adopted a Code of Conduct (the “Code”) for our directors, officers (including our principal executive officer, and principal financial and accounting officer) and employees. The Code is available on our website at www.havertys.com.  In the event we amend or waive any provisions of the Code applicable to our principal executive officer or principal financial and accounting officer, we will disclose the same by filing a Form 8-K.  The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board and Committees” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement.

ITEM 11.                EXECUTIVE COMPENSATION

The information contained in our 2013 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2013 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership of Company Stock by Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2013 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Fees and Related Matters” in our 2013 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2012 and 2011
Consolidated Statements of Income – Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

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

10.2
Haverty Furniture Companies, Inc., Class A Shareholders Agreement, made as of June 5, 2012, by and among, Haverty Furniture Companies, Inc, Villa Clare Partners, L.P., Clarence H. Smith, H5, L.P., Rawson Haverty, Jr., Ridge Partners, L.P. and Frank S. McGaughey (Exhibit 10.1 to our Form 8-K filed June 8, 2012)

+10.3
1998 Stock Option Plan, effective as of December 18, 1997 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-53215); Amendment No. 1 to our 1998 Stock Option Plan effective as of July 27, 2001 (Exhibit 10.2 to our Registration Statement on Form S-8, File No. 333-66012).

+10.4	2004 Long-Term Incentive Compensation Plan effective as of May 10, 2004 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 333-120352).
+10.5	Directors’ Compensation Plan, effective as of May 16, 2006 (Exhibit 10.8 to our 2006 Second Quarter Form 10-Q).
+10.6	Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009 (Exhibit 10.9 to our 2009 Form 10-K).
+10.7	Form of Agreement dated December 9, 2011 regarding Change in Control with the Named Executive Officers and a Management Director.
+10.8	Form of Agreement dated December 9, 2011, regarding Change in Control with Executive Officers who are not Named Executive Officers or Management Directors.
+10.9	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).

10.10
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

10.11	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.12	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
10.13
Amended and Restated Retailer Program Agreement, dated December 30, 2010, between Haverty Furniture Companies, Inc. and GE Money Bank.  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act (Exhibit 10.15 to our 2010 Form 10-K).

+10.14	Form of Stock-Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.2 to our Current Report on Form 8-K dated February 12, 2008).
+10.15	Form of Stock-Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated February 2, 2009).
+10.16	Form of Restricted Stock Units Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 22, 2010).
+10.17
Form of Restricted Stock Units Award Notice and Form of Performance Accelerated Restricted Stock Units Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated January 31, 2011).

+10.18
Form of Restricted Stock Units Award Notice and Form of Performance Accelerated Restricted Stock Units Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated January 30, 2012).

+10.19
Form of Restricted Stock Units Award Notice and Form of Stock Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated January 30, 2013).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2013.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 5, 2013.

/s/ CLARENCE H. SMITH	/s/ FRANK S. McGAUGHEY, III
Clarence H. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Frank S. McGaughey, III Director

/s/ DENNIS L. FINK	/s/ TERENCE F. McGUIRK
Dennis L. Fink Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	Terence F. McGuirk Director

/s/ JOHN T. GLOVER	/s/ VICKI R. PALMER
John T. Glover Director	Vicki R. Palmer Director

/s/ RAWSON HAVERTY, JR.	/s/ FRED L. SCHUERMANN
Rawson Haverty, Jr. Director	Fred L. Schuermann Director

/s/ L. PHILLIP HUMANN	/s/ AL TRUJILLO
L. Phillip Humann Lead Director	Al Trujillo Director

/s/ MYLLE H. MANGUM
Mylle H. Mangum Director

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. vas of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haverty Furniture Companies, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 5, 2013

Haverty Furniture Companies, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2012	2011
Assets
Current assets
Cash and cash equivalents	$53,550	$49,585
Restricted cash and cash equivalents	7,013	6,813
Accounts receivable	9,710	11,451
Inventories	96,902	93,713
Prepaid expenses	9,532	11,195
Other current assets	3,187	4,918
Total current assets	179,894	177,675
Accounts receivable, long-term	814	449
Property and equipment	193,085	179,333
Deferred income taxes	24,366	22,681
Other assets	3,937	4,962
Total assets	$402,096	$385,100
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,178	$21,218
Customer deposits	20,963	14,572
Accrued liabilities	33,272	29,186
Deferred income taxes	6,595	6,635
Current portion of lease obligations	881	762
Total current liabilities	89,889	72,373
Lease obligations, less current portion	18,473	12,284
Other liabilities	34,306	37,774
Commitments	—	—
Total liabilities	142,668	122,431
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2012 – 27,212, 2011 – 26,578	27,212	26,578
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2012 – 3,297; 2011 – 3,642	3,297	3,642
Additional paid-in capital	73,803	69,209
Retained earnings	254,310	264,083
Accumulated other comprehensive loss	(23,378)	(24,996)
Less treasury stock at cost – Common Stock (2012 – 7,741; 2011 – 7,749) and Convertible Class A Common Stock (2012 and 2011 – 522)	(75,816)	(75,847)
Total stockholders’ equity	259,428	262,669
Total liabilities and stockholders’ equity	$402,096	$385,100
The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of income

	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010

Net sales	$670,073	$620,903	$620,331
Cost of goods sold	318,038	300,187	301,564
Gross profit	352,035	320,716	318,767
Credit service charges	293	460	717
Gross profit and other revenue	352,328	321,176	319,484

Expenses:
Selling, general and administrative	328,826	315,865	311,897
Interest, net	624	737	815
Provision for doubtful accounts	165	167	380
Other income, net	(803)	(196)	(2,281)
Total expenses	328,812	316,573	310,811

Income before income taxes	23,516	4,603	8,673
Income tax expense (benefit)	8,605	(10,860)	229
Net income	$14,911	$15,463	$8,444

Basic earnings per share:
Common Stock	$0.69	$0.71	$0.39
Class A Common Stock	$0.58	$0.67	$0.37

Diluted earnings per share:
Common Stock	$0.67	$0.70	$0.38
Class A Common Stock	$0.59	$0.67	$0.36

Basic weighted average common shares outstanding:
Common Stock	19,096	18,633	18,156
Class A Common Stock	2,943	3,287	3,563

Diluted weighted average common shares outstanding:
Common Stock	22,382	22,153	21,970
Class A Common Stock	2,943	3,287	3,563

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 31,
	2012	2011	2010

Net income	$14,911	$15,463	$8,444
Other comprehensive income (loss)
Defined benefit pension plans:
Net gain (loss) during year	339	(10,315)	(3,919)
Amortization of prior service cost	210	210	209
Amortization of net loss	1,873	947	766
Tax	(921)	3,389	—
Defined benefit pension plan, net	1,501	(5,769)	(2,944)
Other comprehensive income	117	201	201
Total other comprehensive income (loss)	1,618	(5,568)	(2,743)
Total comprehensive income	$16,529	$9,895	$5,701

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Stockholders’ Equity

	Year Ended December 31,
(In thousands, except share and per share data)	2012		2011		2010
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	26,578,193	$26,578	26,272,106	$26,272	25,287,812	$25,288
Conversion of Class A Common Stock	344,802	345	211,440	212	576,950	577
Stock compensation transactions, net	289,189	289	94,647	94	407,344	407
Ending balance	27,212,184	27,212	26,578,193	26,578	26,272,106	26,272
Class A Common Stock:
Beginning balance	3,642,235	3,642	3,853,675	3,854	4,430,625	4,431
Conversion to Common Stock	(344,802)	(345)	(211,440)	(212)	(576,950)	(577)
Ending balance	3,297,433	3,297	3,642,235	3,642	3,853,675	3,854
Treasury Stock:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(8,271,024)	(75,847)	(8,282,677)	(75,959)	(8,291,557)	(76,044)
Directors’ Plan	25,649	249	11,653	112	8,880	85
Purchases	(18,182)	(218)	—	—	—	—
Ending balance	(8,263,557)	(75,816)	(8,271,024)	(75,847)	(8,282,677)	(75,959)
Additional Paid-in Capital:
Beginning balance		69,209		67,214		62,614
Stock option and restricted stock issuances		(1,605)		(237)		1,898
Tax benefit related to stock-based plans		289		15		800
Directors’ Plan		147		157		186
Amortization of restricted stock		2,553		2,060		1,716
Ending balance		73,803		69,209		67,214
Retained Earnings:
Beginning balance		264,083		251,229		244,953
Net income (loss)		14,911		15,463		8,444
Cash dividends (Common Stock: 2012 - $1.12, 2011 - $0.12 and 2010 - $0.10 per share Class A Common Stock: 2012 - $1.0625, 2011 - $0.1125 and 2010 - $0.095 per share)		(24,684)		(2,609)		(2,168)
Ending balance		254,310		264,083		251,229

Accumulated Other Comprehensive Loss:
Beginning balance		(24,996)		(19,428)		(16,685)
Pension liability adjustment, net of taxes		1,501		(5,769)		(2,944)
Other		117		201		201
Ending balance		(23,378)		(24,996)		(19,428)
Total Stockholders’ Equity		$259,428		$262,669		$253,182

The accompanying notes are an integral part of these consolidated financial statements

Haverty Furniture Companies, Inc.
Consolidated Statements of Cash flows

	Year ended December 31,
(In thousands)	2012	2011	2010

Cash Flows from Operating Activities
Net income	$14,911	$15,463	$8,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,415	18,242	16,859
Deferred income taxes	(2,209)	(7,947)	(2,953)
Stock-based compensation expense	2,553	2,060	1,716
Provision for doubtful accounts	165	167	380
Net loss (gain) on sale of property and equipment	(12)	94	(1,653)
Other	337	237	(628)
Changes in operating assets and liabilities:
Accounts receivable	1,210	2,299	1,397
Inventories	(3,458)	(1,775)	1,363
Customer deposits	6,391	987	(417)
Other assets and liabilities	1,819	(11,714)	(462)
Accounts payable and accrued liabilities	11,046	959	155
Net Cash Provided by Operating Activities	52,168	19,072	24,201
Cash Flows from Investing Activities
Capital expenditures	(25,014)	(17,566)	(14,053)
Restricted cash and cash equivalents	(200)	(6,813)	—
Proceeds from sale of property and equipment	38	157	2,856
Other investing activities	410	—	—
Net Cash Used in Investing Activities	(24,766)	(24,222)	(11,197)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	—	—	—
Payments of borrowings under revolving credit facilities	—	—	—
Net change in borrowings under revolving credit facilities	—	—	—
Payments on lease obligations	(766)	(588)	(385)
Proceeds from exercise of stock options	2,457	285	3,319
Dividends paid	(24,684)	(2,609)	(2,168)
Other financing activities	(444)	(398)	(191)
Net Cash (Used In) Provided by Financing Activities	(23,437)	(3,310)	575
(Decrease) Increase in cash and Cash Equivalents	3,965	(8,460)	13,579
Cash and Cash Equivalents at Beginning of Year	49,585	58,045	44,466
Cash and Cash Equivalents at End of Year	$53,550	$49,585	$58,045

The accompanying notes are an integral part of these consolidated financial statements

Notes To Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges.   We have 122 showrooms in 17 states all operated using the Havertys name and we do not franchise our stores.  We offer financing through an internal revolving charge credit plan as well as a third-party finance company.  We operate in one reportable segment, home furnishings retailing.

Basis of Presentation:
The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification:
We have reclassified amounts in the prior period consolidated balance sheet in “Accrued liabilities”  for amounts due vendors for in-transit inventory to “Accounts payable” to conform to the current year’s presentation.

Use of Estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:
Cash and cash equivalents includes all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle in five days.

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

Customer Deposits:
Customer deposits consist of cash collections on sales of undelivered merchandise, customer advance payments, and deposits on credit sales for undelivered merchandise.

Revenue Recognition:
We recognize revenue from merchandise sales and related service fees, net of sales taxes, upon delivery to the customer. A reserve for merchandise returns and customer allowances is estimated based on our historical returns and allowance experience and current sales levels.

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $21,699,000, $21,492,000 and $21,854,000 were charged to customers in 2012, 2011 and 2010, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $31,411,000, $31,218,000 and $30,191,000 in 2012, 2011 and 2010, respectively.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $61,991,000, $62,857,000 and $60,253,000 in 2012, 2011 and 2010, respectively.

Deferred Escalating Minimum Rent and Lease Incentives:
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as “Accrued liabilities.” The liability for deferred escalating minimum rent approximated $10,901,000 and $10,946,000 at December 31, 2012 and 2011, respectively. Any lease incentives we receive are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $2,918,000 and $1,456,000 at December 31, 2012 and 2011, respectively.

Advertising Expense:
Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing.   The total amount of prepaid advertising costs included in other current assets was approximately $631,000 and $1,027,000 at December 31, 2012 and 2011, respectively.  We incurred approximately $41,883,000, $41,591,000 and $41,012,000 in advertising expense during 2012, 2011 and 2010, respectively.

Interest Expense, net:
Interest expense is comprised of amounts incurred related to our debt and lease obligations recorded on our balance sheet, net of interest income.  The total amount of interest expense was approximately $866,000, $845,000, and $949,000 during 2012, 2011 and 2010, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items outside of core operations.   Net gains from sales of property and equipment were approximately $1,653,000 in 2010.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. Beginning in 2012 we became primarily self-insured for employee group health care claims.  We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The reserve for self-insurance is included in accrued liabilities and other liabilities and totaled $7,227,000 and $5,243,000 at December 31, 2012 and 2011, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.  The assets that are related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $1,549,000 and $1,450,000 at December 31, 2012 and 2011, respectively, and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

Earnings Per Share:
We report our earnings per share using the two class method.  The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 12 for the computational components of basic and diluted earnings per share.

Comprehensive Income:
The components of accumulated other comprehensive income, net of income taxes, were comprised primarily of unrecognized pension liability adjustments totaling approximately $23,378,000 and $24,879,000 at December 31, 2012 and 2011, respectively.

Accounting Change:
On January 1, 2012, we adopted FASB Accounting Standards Update (ASU) 2011-05, an amendment to ASC 220, Comprehensive Income. ASU 2011-05 introduced a new statement, the Consolidated Statement of Comprehensive Income. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine either other comprehensive income or net income.

Note 2, Accounts Receivable:

Amounts financed under our in-house credit programs, as a percent of net sales including sales tax, were approximately 4.6% in 2012, 5.2% in 2011 and 5.7% in 2010. The credit programs selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to two years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $10,112,000 in 2013, $660,000 in 2014, $142,000 in 2015 and $5,000 in 2016 for receivables outstanding at December 31, 2012.

Accounts receivable are shown net of the allowance for doubtful accounts of approximately $395,000 and $525,000 at December 31, 2012 and 2011, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. We assess the adequacy of the allowance account at the end of each quarter.  Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 17 states.

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $18,996,000 and $18,110,000 at December 31, 2012 and 2011, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $886,000 in 2012, $250,000 in 2011, and $1,504,000 in 2010.  During 2011 and 2010, inventory quantities declined resulting in liquidations of LIFO inventory layers.  The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold by approximately $211,000 or $0.01 per diluted share of common stock in 2011 and $391,000 or $0.02 in 2010.  We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2012	2011
Land and improvements	$46,703	$46,551
Buildings and improvements	232,077	217,267
Furniture and fixtures	83,976	78,211
Equipment	37,346	35,326
Buildings under lease	22,177	15,104
Construction in progress	425	664
	422,704	393,123
Less accumulated depreciation	(225,048)	(210,302)
Less accumulated lease amortization	(4,571)	(3,488)
Property and equipment, net	$193,085	$179,333

During 2012, we transferred approximately $1,217,000 from “Other Assets” to “Property and Equipment” due to our decision to lease a retail location which had been listed for sale.

Note 5, Credit Arrangement:

In September 2011 Havertys entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank.  The Credit Agreement amended and restated the credit agreement governing our then existing revolving credit facility to reduce the aggregate commitments under the facility to $50.0 million from $60.0 million, extend the maturity date to September 1, 2016 from December 22, 2011, lower the commitment fees on unused amounts, reduce the applicable margin for interest rates on borrowings and modify certain of the covenants.  The Credit Agreement provides for an aggregate availability for letters of credit of $20.0 million.

The $50.0 million revolving credit facility is secured by inventory, accounts receivable, cash and certain other personal property.  Our Credit Agreement includes negative covenants that limit our ability to, among other things (a) incur, assume or permit to exist additional indebtedness or guarantees; (b) incur liens and engage in sale leaseback transactions or real estate sales in excess of $100.0 million; (c) pay dividends or redeem or repurchase capital stock; (d) engage in certain transactions with affiliates; and (e) alter the business that we conduct.

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $54.8 million and there were no outstanding letters of credit at December 31, 2012.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the Credit Agreement at December 31, 2012, and we are in compliance with its terms and there exists no default or event of default.

Note 6, Accrued Liabilities and Other Liabilities:

Accrued liabilities and other liabilities consist of the following:

(In thousands)	2012	2011
Accrued liabilities:
Employee compensation, related taxes and benefits	$11,798	$11,035
Taxes other than income and withholding	7,782	8,820
Self-insurance reserves	4,095	2,709
Other	9,597	6,622
	$33,272	$29,186

Other liabilities:
Accrued defined benefit pension plan	$6,768	11,106
Straight-line lease liability	10,901	10,946
Other	16,637	15,722
	$34,306	$37,774

Note 7, Income Taxes:

Income tax expense (benefit) consists of the following:

(In thousands)	2012	2011	2010
Current
Federal	$9,375	$(3,136)	$2,640
State	1,439	223	542
	10,814	(2,913)	3,182

Deferred
Federal	(2,235)	(7,002)	(2,839)
State	26	(945)	(114)
	(2,209)	(7,947)	(2,953)
	$8,605	$(10,860)	$229

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2012	2011	2010
Statutory rates applied to income before income taxes	$8,231	$1,565	$3,036
State income taxes, net of Federal tax benefit	769	143	302
Net permanent differences	8	33	(25)
Change in deferred tax asset valuation allowance	(1,207)	(14,121)	(3,133)
Change in state credits	1,129	717	—
Change for net operating loss carrybacks, amended returns and related receivables	342	422	—
Change in deferred tax rate	(125)	274	—
Change in reserve for uncertain tax positions	(674)	42	16
Other	132	65	33
	$8,605	$(10,860)	$229

Our 2011 benefit includes a $717,000 impact of the change in treatment of ports credits by the state of Georgia.  These credits were almost completely reserved in our valuation allowance as are the remaining revised credits.  Our 2012 expense includes the impact of state credits which expired in 2012.  The change in state credits in 2012 is the unused amounts which expired as of the end of the tax year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2012	2011
Deferred tax assets:
Accounts receivable related	$578	$573
Net property and equipment	10,313	7,994
Leases	5,608	4,737
Accrued liabilities	655	140
State tax credits	1,576	2,705
Pensions	9,515	10,435
Other	37	709
Total deferred tax assets	28,282	27,293
Deferred tax liabilities:
Inventory related	8,446	7,938
Other	702	739
Total deferred tax liabilities	9,148	8,677
Valuation allowance	(1,363)	(2,570)
Net deferred tax assets	$17,771	$16,046

 Deferred tax assets and deferred tax liabilities which are current are netted against each other as are non-current deferred tax assets and non-current deferred tax liabilities as they relate to each tax-paying component for presentation in the consolidated balance sheets. These groupings are detailed in the following table:

(In thousands)	2012	2011
Current assets (liabilities):
Current deferred assets	$5,060	$3,331
Current deferred liabilities	(10,292)	(9,796)
Valuation allowance	(1,363)	(170)
	(6,595)	(6,635)
Non-current assets (liabilities):
Non-current deferred assets	46,997	45,208
Non-current deferred liabilities	(22,631)	(20,127)
Valuation allowance	—	(2,400)
	24,366	22,681
Net deferred tax assets	$17,771	$16,046

We review our deferred tax assets to determine the need for a valuation allowance based on evidence to conclude that it is more-likely-than-not they will be realized.  The evaluation during 2010 resulted in the release of $2,014,000 from a valuation allowance established in 2008, of which $3,133,000 reduced income tax expense and $1,119,000 was charged to accumulated other comprehensive loss for the portion related to our pension plan.

Our profitability in the fourth quarter of 2011 was sufficient such that we were no longer in a cumulative loss position.  The sustained improvements in our results since mid-2009 and a review of other positive and negative evidence led us to conclude that a valuation allowance for most of our net deferred tax assets was no longer required.  Accordingly, during the fourth quarter of 2011 we released $14.1 million of our valuation allowance.  As of December 31, 2012 and 2011 our valuation allowance on deferred tax assets is $1.4 million and $2.6 million, respectively, and was related to state income tax credits.  Current evidence does not suggest sufficient taxable income will be generated in this state prior to the expiration of the credits to realize these deferred tax benefits.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2009.

Uncertain Tax Positions:  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2012	2011	2010
Balance at January 1	$783	$785	$785
Gross increases – tax positions in prior period	—	38	—
Gross decreases – tax positions in prior period	—	(40)	—
Reductions related to settlements with taxing authorities and the lapse of the statute of limitations	(783)	—	—
Balance at December 31	$—	$783	$785

During 2012 we settled federal and state audits and the statute of limitations lapsed eliminating our unrecognized tax positions and reducing our effective tax rate by approximately $674,000.  Interest and penalties are recognized as components of income tax expense.  We had approximately $285,000 of accrued interest and penalties at December 31, 2011.

Note 8, Long-Term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:

(In thousands)	2012	2011
Revolving credit notes (a)	$—	$—
Lease obligations (b)	19,354	13,046
	19,354	13,046
Less portion classified as current	(881)	(762)
	$18,473	$12,284

(a)   We have a revolving credit agreement as described in Note 5.
(b) These obligations are related to retail stores under lease with aggregate net book values of approximately $17,607,000 and $11,615,000 at December 31, 2012 and 2011, respectively.

The approximate aggregate maturities of lease obligations during the five years subsequent to December 31, 2012 and thereafter are as follows:  2013 - $881,000; 2014 - $1,020,000; 2015 - $1,231,000, 2016 - $1,387,000; 2017 - $1,502,000 and $13,333,000 thereafter.  These maturities are net of imputed interest of approximately $8,347,000 at December 31, 2012.

Cash payments for interest were approximately $834,000, $790,000 and $907,000 in 2012, 2011 and 2010, respectively.

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

We also have a non-qualified, non-contributory supplemental executive retirement plan (the “SERP”) for employees whose retirement benefits are reduced due to their annual compensation levels. The SERP provides annual benefits amounting to 55% of final average earnings less benefits payable from our pension plan and Social Security benefits. The SERP limits the total amount of annual retirement benefits that may be paid to a participant from all sources (Retirement Plan, Social Security and the SERP) to $125,000. The SERP is not funded so we pay benefits directly to participants.

The following table summarizes information about our pension plan and SERP.

	Pension Plan		SERP
(In thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of the year	$77,677	$69,643	$6,175	$5,531
Service cost		—	97	102
Interest cost	3,506	3,686	262	286
Actuarial losses	5,172	7,610	31	461
Benefits paid	(5,745)	(3,262)	(197)	(205)
Benefit obligation at end of year	80,610	77,677	6,368	6,175
Change in plan assets:
Fair value of plan assets at beginning of year	66,571	59,846	—	—
Employer contribution	3,000	8,000	197	205
Actual return on plan assets	10,016	1,987	—	—
Benefits paid	(5,745)	(3,262)	(197)	(205)
Fair value of plan assets at end of year	73,842	66,571	—	—
Funded status of the plan – underfunded	$(6,768)	$(11,106)	$(6,368)	$(6,175)

Accumulated benefit obligations	$80,610	$77,677	$6,309	$5,829

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
(In thousands)	2012	2011	2012	2011
Current liabilities	$—	$—	$222	$221
Noncurrent liabilities	6,768	11,106	6,146	5,954
	$6,768	$11,106	$6,368	$6,175

Amounts recognized in accumulated other comprehensive income (loss) before the effect of income taxes consist of:

	Pension Plan		SERP
(In thousands)	2012	2011	2012	2011
Prior service cost	$—	$—	$(851)	$(1,061)
Net actuarial loss	(23,150)	(25,367)	(1,232)	(1,227)
	$(23,150)	$(25,367)	$(2,083)	$(2,288)

Net pension cost included the following components:

	Pension Plan			SERP
(In thousands)	2012	2011	2010	2012	2011	2010
Service cost-benefits earned during the period	$—	$—	$—	$97	$102	$90
Interest cost on projected benefit obligation	3,506	3,686	3,721	262	286	282
Expected return on plan assets	(4,474)	(4,230)	(3,779)	—	—	—
Amortization of prior service cost	—	—	—	210	210	209
Amortization of actuarial loss	1,847	941	766	26	6	—
Net pension costs	$879	$397	$708	$595	$604	$581

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2013 is approximately $1,653,000 for the pension plan and $268,000 for the SERP.

Assumptions
We use a measurement date of December 31 for our pension and other benefit plan. Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2012	2011
Discount rate	4.13%	4.60%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2012	2011	2010
Discount rate	4.60%	5.45%	6.00%
Expected long-term return on plan assets	6.75%	7.10%	7.10%
Rate of compensation increase	3.50%	3.50%	3.50%

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

The assets of the plan, excluding Haverty stock, are being invested according to the following asset allocation guidelines, established to reflect the growth expectations and risk tolerance of the Compensation Committee.  Haverty stock has a target weight of 5% of total plan assets with a tactical range of zero to 10%.

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

	Fair Value Measurements
	December 31, 2012			December 31, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Money Market Funds	$518	$518	$—	$355	$355	$—
Equity Securities:
Haverty Class A Common Stock	3,348	3,348		2,212	2,212
U.S. Large Cap Passive(a)	16,927		16,927	17,061		17,061
U.S. Small/Mid Cap Growth	2,162		2,162	2,071		2,071
U.S. Small/Mid Cap Value	2,052		2,052	2,021		2,021
International Equity	11,276		11,276	14,064		14,064
Emerging Markets Equity	2,891		2,891
	38,656	3,348	35,308	37,429	2,212	35,217

Fixed Income:
Opportunistic(b)	5,125		5,125	4,020		4,020
Passive	2,641		2,641	2,138		2,138
Long Duration Active(c)	10,278		10,278	8,554		8,554
Long Duration Passive	3,150		3,150	3,154		3,154
Long Duration Investment Grade(d)	13,474		13,474	10,921		10,921
	34,668	—	34,668	28,787	—	28,787
Total	$73,842	$3,866	$69,976	$66,571	$2,567	$64,004

(a)	This category comprises low-cost equity index funds not actively managed that track the S&P 500.
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

Cash Flows
There were no minimum funding requirements to the pension plan in 2012.  We contributed $3,000,000 to the pension plan in 2012 and expect to contribute $6,600,000 in 2013. The following schedule outlines the expected benefit payments:

(In thousands)	Pension Plan	SERP
2013	$3,729	$222
2014	3,808	225
2015	3,947	235
2016	4,124	266
2017	4,363	376
2018-2022	23,357	2,015

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute.  We match employee contributions 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. We expensed matching employer contributions of approximately $2,907,000, $2,666,000 and $2,578,000 in 2012, 2011 and 2010, respectively.

We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note 11, Stock-Based Compensation Plans:

We have options and awards outstanding for Common Stock under two stock-based employee compensation plans, the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) and the 1998 Stock Option Plan (the “1998 Plan”). As of December 31, 2012, 840,854 shares were available for awards and options under the 2004 LTIP Plan.  No new awards may be granted under the 1998 Plan.

The following table summarizes our stock option and award activity during the years ended December 31, 2012, 2011 and 2010:

	Restricted Stock Award		Stock-Settled Appreciation Rights		Options
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2010	292,175	$10.37	152,100	$8.87	1,505,025	$15.62
Granted	201,400	12.07	—	—	—	—
Exercised or restrictions lapsed(1)	(195,325)	10.28	(8,051)	8.92	(272,162)	12.20
Forfeited or expired	(9,125)	10.97	—	—	(402,436)	18.84
Outstanding at December 31, 2010	289,125	11.65	144,049	8.87	830,427	15.18
Granted	249,600	12.67	—	—	—	—
Exercised or restrictions lapsed(1)	(104,000)	12.03	—	—	(25,000)	10.81
Forfeited or expired	(2,700)	12.39	—	—	(513,327)	15.95
Outstanding at December 31, 2011	432,025	12.13	144,049	8.87	292,100	14.20
Granted	252,700	12.34	—	—	—	—
Exercised or restrictions lapsed(1)	(127,050)	11.87	(22,300)	8.94	(236,100)	12.89
Forfeited or expired	(1,750)	12.34			(6,000)	12.84
Outstanding at December 31, 2012	555,925	$12.28	121,749	$8.85	50,000	$20.56
Exercisable at December 31, 2012			96,224	$8.89	50,000	$20.56
Exercisable at December 31, 2011			80,508	$8.91	292,100	$14.20
Exercisable at December 31, 2010			42,480	$8.95	830,427	$15.18
(1) The total intrinsic value of options and stock-settled appreciation rights exercised was approximately $760,000, $49,000 and $1,172,000 in 2012, 2011 and 2010, respectively.

The stock options outstanding as of December 31, 2012 expire in 2013 and most have an exercise price of $20.75.  All of the exercise prices for options outstanding at December 31, 2012 were greater than the market price of common stock on that date.

The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2012 was approximately $714,000 and $908,000, respectively.

The total fair value of restricted common stock shares that vested in 2012, 2011 and 2010 was approximately $1,528,000, $1,251,000 and $3,099,000, respectively.  The aggregate intrinsic value of outstanding restricted common stock grants was $9,067,000 at December 31, 2012.

Grants of restricted common stock and stock-settled appreciation rights are made to certain officers and key employees under the 2004 LTIP Plan. The restrictions on the awards generally lapse annually, primarily over four year periods. The compensation is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $2,553,000, $2,060,000 and $1,716,000 in 2012, 2011 and 2010, respectively. As of December 31, 2012, the total compensation cost related to unvested equity awards was approximately $4,110,000 and is expected to be recognized over a weighted-average period of 2.5 years.

Note 12, Earnings Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2012	2011	2010
Common:
Distributed earnings	$21,721	$2,244	$1,850
Undistributed earnings (loss)	(8,522)	11,005	5,288
Basic	13,199	13,249	7,138
Class A Common earnings	1,712	2,214	1,306
Diluted	$14,911	$15,463	$8,444
Class A Common:
Distributed earnings	$2,963	$365	$318
Undistributed earnings (loss)	(1,251)	1,849	988
	$1,712	$2,214	$1,306

Denominator:	2012	2011	2010
Common:
Weighted-average shares outstanding - basic	19,096	18,633	18,156
Assumed conversion of Class A Common Stock	2,943	3,287	3,563
Dilutive options, awards and common stock equivalents	343	233	251
Total weighted-average diluted Common Stock	22,382	22,153	21,970
Class A Common:
Weighted-average shares outstanding	2,943	3,287	3,563

Basic net earnings per share
Common Stock	$0.69	$0.71	$0.39
Class A Common Stock	$0.58	$0.67	$0.37
Diluted net earnings per share
Common Stock	$0.67	$0.70	$0.38
Class A Common Stock	$0.59	$0.67	$0.36

At December 31, 2012, 2011 and 2010, we did not include options to purchase approximately 50,000, 772,000 and 878,000  shares of Havertys Common Stock, respectively, in the computation of diluted earnings per common share because the exercise prices of those options were greater than the average market price and their inclusion would have been antidilutive.

A special cash dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock was paid in the fourth quarter of 2012.

Note 13, Commitments:

We lease certain property and equipment under operating leases. Initial lease terms range from 5 years to 30 years and certain leases contain renewal options ranging from one to 25 years or provide for options to purchase the related property at fair market value or at predetermined purchase prices. The leases generally require us to pay all maintenance, property taxes and insurance costs.

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2013	$30,582
2014	28,668
2015	25,872
2016	25,152
2017	22,863
Subsequent to 2018	79,156
Total minimum payments	212,293
Less total minimum sublease rentals	(36)
Net minimum lease payments	$212,257

Step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Lease concessions for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

	2012	2011	2010
Property
Minimum	$27,633	$28,347	$29,835
Additional rentals based on sales	—	34	404
Sublease income	(137)	(292)	(491)
	27,496	28,089	29,748
Equipment	2,162	1,997	1,724
	$29,658	$30,086	$31,472

Note 14, Supplemental Cash Flow Information:

Income Taxes Paid and Refunds Received
We paid state and federal income taxes of approximately $9,197,000, $513,000 and $4,531,000 in 2012, 2011 and 2010, respectively. We also received income tax refunds of approximately $662,000, $1,824,000 and $2,481,000 in 2012, 2011 and 2010, respectively.

Non-Cash Transactions
We increased property and equipment and lease obligations recorded on our consolidated balance sheets related to new retail stores by approximately $7,073,000 in 2012, $4,535,000 in 2011, and $2,300,00 in 2010.

Note 15, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$163,569	$151,519	$172,677	$182,307
Gross profit	85,341	79,749	90,673	96,271
Credit service charges	76	71	69	77
Income before taxes	4,021	3,766	5,636	10,093
Net income	2,457	2,361	3,314	6,779
Basic net earnings per share:
Common	0.11	0.11	0.15	0.31
Class A Common	0.11	0.10	0.14	0.28
Diluted net earnings per share:
Common	0.11	0.11	0.15	0.30
Class A Common	0.11	0.10	0.14	0.29

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$154,171	$143,094	$155,379	$168,259
Gross profit	78,951	73,406	80,438	87,921
Credit service charges	134	119	109	98
Income (loss) before taxes	(527)	(1,018)	87	6,061
Net income (loss)	(671)	(942)	118	16,958
Basic net earnings (loss) per share:
Common	(0.03)	(0.04)	0.01	0.78
Class A Common	(0.03)	(0.04)	0.01	0.74
Diluted net earnings (loss) per share:
Common	(0.03)	(0.04)	0.01	0.76
Class A Common	(0.03)	(0.04)	0.01	0.73

The fourth quarter of 2011 includes a benefit of $14.1 million, a $0.64 per share impact, to release reserves for the valuation allowance on deferred tax assets.

Because of rounding the amounts will not necessarily add to the totals computed for the year.  Also because of rounding and the use of the two class method in calculating per share data, the quarterly per share data will not necessarily add to the annual totals.

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc. and subsidiaries:

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2012:
Allowance for doubtful accounts	$525	$165	$295	$395
Reserve for cancelled sales and allowances	$1,100	$9,027	$8,975	$1,152

Year ended December 31, 2011:
Allowance for doubtful accounts	$700	$167	$342	$525
Reserve for cancelled sales and allowances	$1,210	$8,193	$8,303	$1,100

Year ended December 31, 2010:
Allowance for doubtful accounts	$1,000	$380	$680	$700
Reserve for cancelled sales and allowances	$1,220	$8,234	$8,244	$1,210

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.