Form 10-Q
period 2013-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2013-05-03
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 2013

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
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 30, 2013, were: Common Stock – 19,627,157; Class A Common Stock – 2,718,823.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$53,869	$53,550
Restricted cash and cash equivalents	7,014	7,013
Accounts receivable	9,102	9,710
Inventories	97,567	96,902
Prepaid expenses	7,545	9,532
Other current assets	4,886	3,187
Total current assets	179,983	179,894
Accounts receivable, long-term	823	814
Property and equipment	190,812	193,085
Deferred income taxes	24,184	24,366
Other assets	4,112	3,937
Total assets	$399,914	$402,096
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,780	$28,178
Customer deposits	20,859	20,963
Accrued liabilities	33,494	33,272
Deferred income taxes	6,595	6,595
Current portion of lease obligations	908	881
Total current liabilities	82,636	89,889
Lease obligations, less current portion	17,229	18,473
Other liabilities	32,261	34,306
Commitments	—	—
Total liabilities	132,126	142,668
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2013 – 27,282, 2012 – 27,212	27,282	27,212
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2013 – 3,241; 2012 – 3,297	3,241	3,297
Additional paid-in capital	74,474	73,803
Retained earnings	261,687	254,310
Accumulated other comprehensive loss	(23,080)	(23,378)
Less treasury stock at cost – Common Stock (2013 and 2012 – 7,741) and Convertible Class A Common Stock (2013 and 2012 – 522 shares)	(75,816)	(75,816)
Total stockholders’ equity	267,788	259,428
Total liabilities and stockholders’ equity	$399,914	$402,096

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$186,090	$163,569
Cost of goods sold	85,781	78,228
Gross profit	100,309	85,341
Credit service charges	86	76
Gross profit and other revenue	100,395	85,417

Expenses:
Selling, general and administrative	86,662	81,237
Interest, net	278	161
Provision for doubtful accounts	13	66
Other income, net	(8)	(68)
	86,945	81,396

Income before income taxes	13,450	4,021
Income tax expense	5,190	1,564
Net income	$8,260	$2,457

Basic earnings per share:
Common Stock	$0.37	$0.11
Class A Common Stock	$0.35	$0.11

Diluted earnings per share:
Common Stock	$0.36	$0.11
Class A Common Stock	$0.34	$0.11

Basic weighted average common shares outstanding:
Common Stock	19,717	18,865
Class A Common Stock	2,781	3,084

Diluted weighted average common shares outstanding:
Common Stock	22,955	22,272
Class A Common Stock	2,781	3,084

Cash dividends per share:
Common Stock	$0.0400	$—
Class A Common Stock	$0.0375	$—

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$8,260	$2,457
Other comprehensive income
Defined benefit pension plans:
Amortization of prior service cost	32	52
Amortization of net loss	266	490
Other	—	50
Total other comprehensive income	298	592
Comprehensive income	$8,558	$3,049

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$8,260	$2,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,342	4,644
Share-based compensation expense	803	666
Provision for doubtful accounts	13	66
Other	(216)	89
Changes in operating assets and liabilities:
Accounts receivable	586	788
Inventories	(665)	1,801
Customer deposits	(104)	3,604
Other assets and liabilities	(1,454)	1,934
Accounts payable and accrued liabilities	(7,176)	(4,857)
Net cash provided by operating activities	5,389	11,192

Cash Flows from Investing Activities:
Capital expenditures	(3,972)	(3,707)
Restricted cash and cash equivalents	(1)	(193)
Other investing activities	2	4
Net cash used in investing activities	(3,971)	(3,896)

Cash Flows from Financing Activities:
Payments on lease obligations	(216)	(185)
Dividends paid	(883)	—
Net cash used in financing activities	(1,099)	(185)

Increase in cash and cash equivalents during the period	319	7,111
Cash and cash equivalents at beginning of period	53,550	49,585
Cash and cash equivalents at end of period	$53,869	$56,696

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

Effective January 1, 2013, the Company adopted ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The adoption of ASU 2013-02 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

In the first quarter of 2013, we recorded an out-of-period adjustment related to our historical accrual process for certain vendors' pricing allowances.  The non-cash adjustment increased gross profit by $0.8 million or $0.02 per diluted share after tax.  After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our estimated full year 2013 results and to our earnings’ trends.

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE B – Restricted Cash and Cash Equivalents

Our insurance carrier requires us to collateralize a portion of our workers' compensation obligations. These escrowed funds are shown as restricted cash and cash equivalents on our consolidated balance sheet and are investments in money market funds held by an agent.  The annual agreement with our carrier governing these funds expires on December 31, 2013.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 4.0% and 5.0% during the first three months of 2013 and 2012, respectively. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $9.3 million in one year, $0.7 million in two years, $0.3 million beyond two years for receivables outstanding at March 31, 2013.

Accounts receivable are shown net of the allowance for doubtful accounts of $0.4 million at March 31, 2013 and December 31, 2012. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

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

NOTE E – Accumulated Other Comprehensive Loss

The following summarizes the change in balance and the reclassification from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income for the three months ended March 31, 2013 (amounts in thousands):

Beginning balance	$(23,378)
Amortization of defined benefit pension items:
Prior service costs	52
Actuarial loss	428
480
Tax	(182)
Total amount reclassified from accumulated other comprehensive loss	298
Ending balance	$(23,080)

The pension items noted above are included in the components of net periodic cost for pension plans (see Note H).

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE F – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a year to date adjustment.

Our effective tax rate for the three months ended March 31, 2013 and 2012 was 38.6% and 38.9%, respectively.

NOTE G – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $1.7 million at March 31, 2013 and $1.5 million at  December 31, 2012 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

Net pension costs included the following components (in thousands):

	Three Months Ended March 31,
	2013	2012

Service cost-benefits earned during period	$27	$31
Interest cost on projected benefit obligations	877	943
Expected return on plan assets	(1,243)	(1,118)
Amortization of prior service costs	52	52
Amortization of actuarial loss	428	490

Net pension costs	$141	$398

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I – Stock Based Compensation Plans:

As more fully discussed in Note 11 of the notes to the consolidated financial statements in our 2012 Annual Report on Form 10-K, we have options and awards outstanding for Common Stock under two stock-based employee compensation plans.

The following table summarizes our share option and award activity during the three months ended March, 2013:

	Restricted Stock Awards		Stock-Settled Appreciation Rights		Options
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	555,925	$12.28	121,749	$8.85	50,000	$20.56
Granted	161,150	18.13	112,000	18.14	—	—
Exercised or restrictions lapsed	—	—	(38,150)	8.86	(2,000)	15.90
Forfeited or expired (options)	(1,150)	13.35	—	—	—	—
Outstanding at March 31, 2013	715,925	$13.59	195,599	$14.17	48,000	$20.75
Exercisable at March 31, 2013	—	—	58,074	$8.90	48,000	$20.75

Grants of restricted common stock and stock-settled appreciation rights are made to certain officers and key employees under the 2004 LTIP Plan. The restrictions on the awards generally lapse annually, primarily over four year periods. The compensation is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the three months ended March 31 was approximately $0.8 million in 2013 and $0.7 million in 2012. The aggregate intrinsic value of outstanding restricted common stock grants was $14.7 million at March 31, 2013. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at March 31, 2013 was approximately $0.7 million and $1.3 million, respectively.

As of March 31, 2013, the remaining unamortized compensation cost related to unvested equity awards was approximately $6.9 million and scheduled to be recognized over a weighted-average period of 2.9 years.

The accelerated vesting goals for 128,800 of the restricted stock units in the above table were met in April.  This will result in a net increase of 86,015 shares outstanding and a $0.5 million increase in the expense for the quarter ended June 30, 2013.

NOTE J – Earnings Per Share

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the earnings and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended March 31,
	2013	2012
Numerator:
Common:
Distributed earnings	$780	$—
Undistributed earnings	6,503	2,126
Basic	7,283	2,126
Class A Common earnings	977	331
Diluted	$8,260	$2,457

Class A Common:
Distributed earnings	$103	$—
Undistributed earnings	874	331
	$977	$331
Denominator:
Common:
Weighted average shares outstanding - basic	19,717	18,865
Assumed conversion of Class A Common Stock	2,781	3,084
Dilutive options, awards and common stock equivalents	457	323

Total weighted-average diluted Common Stock	22,955	22,272

Class A Common:
Weighted average shares outstanding	2,781	3,084

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2013					2012
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Increase (decrease) over prior period	$ Increase (decrease) over prior period	% Increase (decrease) over prior period	$ Increase (decrease) over prior period	Total Dollars	% Increase (decrease) over prior period	$ Increase (decrease) over prior period	% Increase (decrease) over prior period	$ Increase (decrease) over prior period
Q1	$186.1	13.8%	$22.5	11.5%	$18.7	$163.6	6.1%	$9.4	5.7%	$8.7

Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Our average ticket is up approximately 12.3% for the first quarter as our customers respond to the value offered in our better quality merchandise.  Sales in the upholstery and casual dining product categories continued to show strength in the first quarter 2013 increasing 18% and 23%, respectively, over the prior year corresponding period.

Gross Profit

Gross profit for the first quarter of 2013 was $100.3 million which included an additional $0.8 million from an out-of-period adjustment.  Excluding the 45 basis point impact of the adjustment, gross profit was 53.5%, up 130 basis points compared to 52.2% in the prior year period.  The primary factors in generating this gross profit improvement were: our expansion of upper-middle price point products in our assortment, an abnormally high level of accessory close outs in the prior year, our focus on pricing discipline, and reduced inbound ocean freight costs.

We plan to remain competitive, but not overly aggressive with our pricing structure.  Gross profit margins for 2013 are expected to be modestly better than our 2012 annual rate of 52.5% but below our first quarter adjusted rate of 53.5%.

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

Total SG&A expenses as a percent of sales for the three months ended March 31, 2013 decreased 3.1% to 46.6% from 49.7% in the prior year period. Total SG&A dollars for the first quarter of 2013 increased $5.4 million compared to the prior year period.  Selling expenses increased $2.4 million as commissions and customers usage of free interest credit promotions offered by our third party financing provider rose in line with sales. Occupancy expense increased $0.8 million as new stores and leasehold improvements generated higher depreciation.  Our administrative expenses included increased accruals of $0.5 million for incentive compensation, increased expense of $0.5 million for non-management wages, and $0.5 million for increased expense related to employee group health benefit costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our expectations for SG&A costs for the full year 2013 are unchanged from those discussed in our Form 10-K for the year ended December 31, 2012

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

We also have a $50.0 million revolving credit facility.  Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $53.7 million and there were no outstanding letters of credit at March 31, 2013.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the facility at March 31, 2013.

Summary of Cash Activities

Our cash flows provided by operating activities totaled $5.4 million in the first three months of 2013 compared to $11.2 million for the same period of 2012.  This decrease was primarily due to smaller changes in inventories and customer deposits and a more significant reduction in accounts payable and other liabilities partially offset by increased earnings in 2013. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $4.0 million in the first three months of 2013 versus $3.9 million for the same period of 2012. This increase was primarily due to greater capital expenditures in 2013.

Financing activities used cash of $1.1 million in the first three months of 2013 compared to $0.2 million for the same period of 2012.  We did not pay dividends in the first quarter of 2012 and $0.9 million were paid in 2013.

Balance Sheet Changes for the three Months Ended March 31, 2013

Our balance sheet as of March 31, 2013, as compared to our balance sheet as of December 31, 2012, changed as follows:

  decrease in prepaid expenses of $2.0 million primarily due to the reduction in prepaid income taxes;
  increase in other current assets of $1.7 million due in part to timing of payments from third party financing company;
  decrease in property and equipment of $2.3 million as depreciation expense outpaced capital expenditures; and
  decrease in accounts payable of $7.4 million due to timing of payments and receipt of inventory.
Store Plans and Capital Expenditures

Store plans for 2013 include the expansion of three showrooms and 18 of our Bright Inspiration store refreshes.  We are also closing three stores reaching the end of their lease term: Clearwater, Florida closed in the first quarter, and Jackson, Mississippi and Roanoke, Virginia will be closed in the second quarter.  These changes should decrease net selling square footage by approximately 1.0% to 2.0% in 2013 assuming they occur as scheduled.

Our planned capital expenditures for 2013 are $20.0 million including $15.6 million for new stores and store improvements and $2.2 million for information technology.

Off-Balance Sheet Arrangements

As of March 31, 2013 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2012. We had no significant changes in those critical accounting estimates since our last annual report.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
*10.1
Haverty Furniture Companies, Inc., Class A Shareholders Agreement, made as of June 5, 2012, by and among, Haverty Furniture Companies, Inc., Villa Clare Partners, L.P., Clarence H. Smith, H5, L.P., Rawson Haverty, Jr., Ridge Partners, L.P. and Frank S. McGaughey; Parties added to the Agreement and Revised Annex I as of November 1, 2012 – Marital Trust FOB Margaret M. Haverty and Marital Trust B FOB Margaret M. Haverty;  Parties added to the Agreement as of December 11, 2012 – Margaret Munnerlyn Haverty Revocable Trust.

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

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 3, 2013	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)