Form 10-Q
period 2013-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2013-08-02
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2013

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
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 31, 2013, were: Common Stock – 20,032,264; Class A Common Stock – 2,464,755.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$52,260	$53,550
Restricted cash and cash equivalents	7,015	7,013
Accounts receivable	8,290	9,710
Inventories	97,738	96,902
Prepaid expenses	7,711	9,532
Other current assets	5,263	3,187
Total current assets	178,277	179,894
Accounts receivable, long-term	825	814
Property and equipment	191,917	193,085
Deferred income taxes	24,002	24,366
Other assets	4,116	3,937
Total assets	$399,137	$402,096
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,370	$28,178
Customer deposits	22,643	20,963
Accrued liabilities	30,009	33,272
Deferred income taxes	6,595	6,595
Current portion of lease obligations	929	881
Total current liabilities	80,546	89,889
Lease obligations, less current portion	16,988	18,473
Other liabilities	29,511	34,306
Commitments	—	—
Total liabilities	127,045	142,668
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2013 – 27,724; 2012 – 27,212	27,724	27,212
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2013 – 3,026; 2012 – 3,297	3,026	3,297
Additional paid-in capital	74,220	73,803
Retained earnings	265,624	254,310
Accumulated other comprehensive loss	(22,782)	(23,378)
Less treasury stock at cost – Common Stock (2013 – 7,731; 2012 – 7,741) andConvertible Class A Common Stock (2013 and 2012 – 522 shares)	(75,720)	(75,816)
Total stockholders’ equity	272,092	259,428
Total liabilities and stockholders’ equity	$399,137	$402,096

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$171,114	$151,519	$357,204	$315,088
Cost of goods sold	79,803	71,770	165,585	149,997
Gross profit	91,311	79,749	191,619	165,091
Credit service charges	76	71	162	147
Gross profit and other revenue	91,387	79,820	191,781	165,238

Expenses:
Selling, general and administrative	83,197	76,409	169,859	157,646
Interest, net	277	158	555	319
Provision for doubtful accounts	32	5	45	71
Other (income) expense, net	15	(518)	6	(585)
	83,521	76,054	170,465	157,451

Income before income taxes	7,866	3,766	21,316	7,787
Income tax expense	3,036	1,405	8,226	2,969
Net income	$4,830	$2,361	$13,090	$4,818

Basic earnings per share:
Common Stock	$0.22	$0.11	$0.59	$0.22
Class A Common Stock	$0.20	$0.10	$0.56	$0.21

Diluted earnings per share:
Common Stock	$0.21	$0.11	$0.58	$0.22
Class A Common Stock	$0.20	$0.10	$0.55	$0.21

Basic weighted average shares outstanding:
Common Stock	19,807	19,023	19,654	18,944
Class A Common Stock	2,614	2,989	2,682	3,037

Diluted weighted average shares outstanding:
Common Stock	22,791	22,313	22,754	22,292
Class A Common Stock	2,614	2,989	2,682	3,037

Cash dividends per share:
Common Stock	$0.0400	$0.0400	$0.0800	$0.0400
Class A Common Stock	$0.0375	$0.0375	$0.0750	$0.0375

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$4,830	$2,361	$13,090	$4,818
Other comprehensive income
Defined benefit pension plans:
Amortization of prior service cost	32	52	64	104
Amortization of net loss	266	490	532	980
Other	—	50	—	100
Total other comprehensive income	298	592	596	1,184
Comprehensive income	$5,128	$2,953	$13,686	$6,002

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$13,090	$4,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,486	9,418
Share-based compensation expense	2,038	1,321
Provision for doubtful accounts	45	71
Other	448	545
Changes in operating assets and liabilities:
Accounts receivable	1,364	1,815
Inventories	(836)	101
Customer deposits	1,680	2,190
Other assets and liabilities	(4,267)	(954)
Accounts payable and accrued liabilities	(11,071)	1,203
Net cash provided by operating activities	12,977	20,528

Cash Flows from Investing Activities:
Capital expenditures	(10,225)	(12,821)
Other	4	236
Net cash used in investing activities	(10,221)	(12,585)

Cash Flows from Financing Activities:
Payments on lease obligations	(437)	(373)
Dividends paid	(1,776)	(875)
Proceeds from exercise of stock options	623	─
Taxes on vested restricted shares	(2,456)	(515)
Other financing activities	—	(47)
Net cash used in financing activities	(4,046)	(1,810)

(Decrease) increase in cash and cash equivalents during the period	(1,290)	6,133
Cash and cash equivalents at beginning of period	53,550	49,585
Cash and cash equivalents at end of period	$52,260	$55,718

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

In the first quarter of 2013, we recorded an out-of-period adjustment related to our historical accrual process for certain vendors' pricing allowances.  The non-cash adjustment increased gross profit by $0.8 million or $0.02 per diluted share after tax for the six months ended June 30, 2013.  After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our estimated full year 2013 results and to our earnings’ trends.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 4.0% and 5.1% during the first six months of 2013 and 2012, respectively. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $8.5 million in one year, $0.7 million in two years, $0.3 million beyond two years for receivables outstanding at June 30, 2013.

Accounts receivable are shown net of the allowance for doubtful accounts of $0.4 million at June 30, 2013 and December 31, 2012. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 16 states.

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

NOTE E – Accumulated Other Comprehensive Loss

The following summarizes the change in balance and the reclassification from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income (amounts in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning balance	$(23,080)	$(23,378)
Amortization of defined benefit pension items:
Prior service costs	52	104
Actuarial loss	428	856
	480	960
Tax	(182)	(364)
Total amount reclassified from accumulated other comprehensive loss	298	596
Ending balance	$(22,782)	$(22,782)

The pension items noted above are included in the components of net periodic cost for pension plans (see Note H).

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE F – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rates for the six months ended June 30, 2013 and 2012 were 38.6% and 38.1%, respectively.

NOTE G – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $1.8 million at June 30, 2013 and $1.5 million at  December 31, 2012 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

Net pension costs included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost-benefits earned during period	$27	$31	$54	$62
Interest cost on projected benefit obligations	877	943	1,754	1,886
Expected return on plan assets	(1,243)	(1,118)	(2,486)	(2,236)
Amortization of prior service costs	52	52	104	104
Amortization of actuarial loss	428	490	856	980

Net pension costs	$141	$398	$282	$796

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I – Stock Based Compensation Plans:

As more fully discussed in Note 11 of the notes to the consolidated financial statements in our 2012 Annual Report on Form 10-K, we have options and awards outstanding for Common Stock under two stock-based employee compensation plans.

The following table summarizes our share option and award activity during the six months ended June 30, 2013:

	Restricted Stock Awards		Stock-Settled Appreciation Rights		Options
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	555,925	$12.28	121,749	$8.85	50,000	$20.56
Granted	161,150	18.13	112,000	18.14	—	—
Exercised or restrictions lapsed	(277,475)	12.24	(72,049)	8.94	(30,000)	$20.75
Forfeited or expired (options)	(2,350)	14.56	—	—	(2,000)	$15.90
Outstanding at June 30, 2013	437,250	$14.45	161,700	$15.25	18,000	$20.75
Exercisable at June 30, 2013	—	—	49,700	8.72	18,000	$20.75

Grants of restricted common stock and stock-settled appreciation rights are made to certain officers and key employees under the 2004 LTIP Plan. The restrictions on the awards generally lapse annually, primarily over four year periods. The compensation is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the six months ended June 30 was approximately $2.0 million in 2013 and $1.3 million in 2012. The aggregate intrinsic value of outstanding restricted common stock grants was $10.1 million at June 30, 2013. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at June 30, 2013 was approximately $0.7 million and $1.3 million, respectively.

As of June 30, 2013, the remaining unamortized compensation cost related to unvested equity awards was approximately $5.7 million and scheduled to be recognized over a weighted-average period of 2.9 years.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the earnings and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Common:
Distributed earnings	$797	$762	$1,577	$762
Undistributed earnings	3,497	1,293	10,013	3,421
Basic	4,294	2,055	11,590	4,183
Class A Common earnings	536	306	1,500	635
Diluted	$4,830	$2,361	$13,090	$4,818

Class A Common:
Distributed earnings	$96	$113	$199	$113
Undistributed earnings	440	193	1,301	522
	$536	$306	$1,500	$635
Denominator:
Common:
Weighted average shares outstanding - basic	19,807	19,023	19,654	18,944
Assumed conversion of Class A Common Stock	2,614	2,989	2,682	3,037
Dilutive options, awards and common stock equivalents	370	301	418	311

Total weighted-average diluted Common Stock	22,791	22,313	22,754	22,292

Class A Common:
Weighted average shares outstanding	2,614	2,989	2,682	3,037
Antidilutive shares excluded from the denominator due to the options’ exercise prices being greater than the average market price	—	292	—	292

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2013					2012
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Increase	$ Increase	% Increase	$ Increase	Total Dollars	% Increase	$ Increase	% Increase	$ Increase
Q1	$186.1	13.8%	$22.5	11.5%	$18.7	$163.6	6.1%	$9.4	5.7%	$8.7
Q2	171.1	12.9	19.6	11.2	16.7	151.5	5.9	8.4	5.6	8.0
First Half	$357.2	13.4%	$42.1	11.3%	$35.4	$315.1	6.0%	$17.8	5.7%	$16.7
Q3	—	—	—	—	—	172.7	11.1	17.3	10.0	15.4
Q4	—	—	—	—	—	182.3	8.4	14.0	6.0	10.1
Year	—	—	—	—	—	$670.1	7.9%	$49.2	6.8%	$42.2

Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Our average written ticket is up approximately 7.7% for the second quarter and 10.3% for the first half of the year.  Sales in the custom order segment of our upholstery business and casual dining product categories continued to show strength in the second quarter of 2013 increasing 21.7% and 30.4%, respectively, over the prior year corresponding period.

Gross Profit

Gross profit for the second quarter of 2013 was 53.4%, up 80 basis points compared to 52.6% in the prior year period.  Gross profit for the six months ended June 30, 2013 was $191.6 million, which included an additional $0.8 million out-of-period adjustment recorded in the first quarter.  Excluding the 20 basis point impact of the adjustment, gross profit for the first half was 53.4%, up 100 basis points compared to 52.4% in the prior year period.

The primary factors in generating this gross profit improvement were: our expansion of upper-middle price point products in our assortment, an abnormally high level of accessory close outs in the prior year, our focus on pricing discipline, and reduced inbound ocean freight costs.

We plan to remain competitive, but not overly aggressive with our pricing structure.  Gross profit margins for the second half of  2013 are expected to be better than the 52.7% margin recorded for the second half of 2012 but modestly below the first half adjusted rate of 53.4%.

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

Total SG&A expenses as a percent of sales for the three months ended June 30, 2013 decreased 1.8% to 48.6% from 50.4% in the prior year period. Total SG&A dollars for the second quarter of 2013 increased $6.8 million compared to the prior year period.  Selling expenses increased $2.1 million as commissions and credit costs rose in line with sales. Advertising expense increased $1.5 million as we increased our television spending.  Our administrative expenses increased $1.8 million for employee costs including: wages, increased stock compensation expense, payroll taxes and employee group health benefit costs.

SG&A costs for the first half of 2013 decreased 2.4% to 47.6% as a percent of sales from 50.0%.  Total SG&A dollars for the six months ended June 30, 2013 rose $12.2 million compared to the prior year period.  This change includes increases of $4.5 million in selling expenses as commissions and credit costs rose in line with sales, additional advertising expense of $1.2 million, and increased compensation and related payroll benefit costs of $3.7 million.

Our fixed and discretionary type expenses within SG&A costs for the full year 2013 are expected to be at the high end of the $220.0 million to $222.0 million range discussed in our Form 10-K for the year ended December 31, 2012.  This range represents an increase of approximately 4.5% over the same costs for 2012.  These expenses will generally increase 3% to 5% annually due to inflation, expansion, staffing, and decisions made on the level of advertising spend.  The variable costs within SG&A for the full year 2013 are anticipated to be on the lower end of the previously stated range of 17.0% to 17.5% as a percent of sales.

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

We also have a $50.0 million revolving credit facility.  Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $52.5 million and there were no outstanding letters of credit at June 30, 2013.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the facility at June 30, 2013.

Summary of Cash Activities

Our cash flows provided by operating activities totaled $13.0 million in the first half of 2013 compared to $20.5 million for the same period of 2012.  This decrease was primarily due to a more significant reduction in accounts payable and other liabilities and an increase in other current assets partially offset by increased earnings in 2013. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $10.2 million in the first six months of 2013 versus $12.6 million for the same period of 2012. This decrease was primarily due to reduced capital expenditures in 2013.

Financing activities used cash of $4.0 million in the first six months of 2013 compared to $1.8 million for the same period of 2012.  The increase was due in part to the withholding taxes for vested restricted shares.  The number of shares vesting increased as the acceleration goals of certain grants were met during the second quarter of 2013.  We also paid a greater dividend in 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Six Months Ended June 30, 2013

Our balance sheet as of June 30, 2013, as compared to our balance sheet as of December 31, 2012, changed as follows:
  decrease in prepaid expenses of $1.8 million primarily due to collection of income tax receivables;
  increase in other current assets of $2.1 million due in part to timing of payments from third party financing company;
  decrease in property and equipment of $1.2 million as depreciation expense outpaced capital expenditures;
  decrease in accounts payable of $7.8 million due to timing of payments and receipt of inventory;
  decrease in accrued liabilities of $3.3 million due to timing of payments partly offset by additional amounts related to insurance; and
  decrease in other liabilities of $4.8 million as we made $3.0 million in contributions reducing our pension plan liability.

Store Plans and Capital Expenditures

Store plans for 2013 include the expansion of five showrooms and 18 of our Bright Inspiration store refreshes.  We also closed three stores at the end of their lease term; Clearwater, Florida was closed in the first quarter, and Jackson, Mississippi and Roanoke, Virginia were closed in the second quarter.  These changes should decrease net selling square footage by approximately 2.0% in 2013.

Our planned capital expenditures for 2013 are approximately $22.0 million and $25.0 million in 2014.

Off-Balance Sheet Arrangements

As of June 30, 2013 we had no off-balance sheet arrangements or obligations.

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
*10.1
Haverty Furniture Companies, Inc., Class A Shareholders Agreement, made as of June 5, 2012, by and among, Haverty Furniture Companies, Inc., Villa Clare Partners, L.P., Clarence H. Smith, H5, L.P., Rawson Haverty, Jr., Ridge Partners, L.P. and Frank S. McGaughey; Parties added to the Agreement and Revised Annex I as of November 1, 2012 – Marital Trust FOB Margaret M. Haverty and Marital Trust B FOB Margaret M. Haverty;  Parties added to the Agreement as of December 11, 2012 – Margaret Munnerlyn Haverty Revocable Trust; Parties added to the Agreement as of July 5, 2013 – Richard McGaughey.

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 2, 2013	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)