Form 10-Q
period 2013-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2013-11-05
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934    For the quarterly period ended September 30, 2013

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
Yes  ☐     No ☒

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 31 2013, were: Common Stock – 20,085,239; Class A Common Stock – 2,428,055.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$72,078	$53,550
Restricted cash and cash equivalents	7,016	7,013
Accounts receivable	8,102	9,710
Inventories	91,600	96,902
Prepaid expenses	7,298	9,532
Other current assets	4,052	3,187
Total current assets	190,146	179,894
Accounts receivable, long-term	845	814
Property and equipment	191,491	193,085
Deferred income taxes	23,823	24,366
Other assets	4,243	3,937
Total assets	$410,548	$402,096
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,281	$28,178
Customer deposits	23,045	20,963
Accrued liabilities	35,312	33,272
Deferred income taxes	6,601	6,595
Current portion of lease obligations	928	881
Total current liabilities	86,167	89,889
Lease obligations, less current portion	16,451	18,473
Other liabilities	27,006	34,306
Commitments	—	—
Total liabilities	129,624	142,668
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2013 – 27,816; 2012 – 27,212	27,816	27,212
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2013 – 2,950; 2012 – 3,297	2,950	3,297
Additional paid-in capital	75,042	73,803
Retained earnings	273,330	254,310
Accumulated other comprehensive loss	(22,494)	(23,378)
Less treasury stock at cost – Common Stock (2013 – 7,731; 2012 – 7,741) andConvertible Class A Common Stock (2013 and 2012 – 522 shares)	(75,720)	(75,816)
Total stockholders’ equity	280,924	259,428
Total liabilities and stockholders’ equity	$410,548	$402,096

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$192,722	$172,677	$549,926	$487,766
Cost of goods sold	88,845	82,004	254,430	232,002
Gross profit	103,877	90,673	295,496	255,764
Credit service charges	78	69	240	216
Gross profit and other revenue	103,955	90,742	295,736	255,980

Expenses:
Selling, general and administrative	88,286	85,082	258,145	242,728
Interest, net	282	154	837	473
Provision for doubtful accounts	51	30	96	101
Other (income) expense, net	(52)	(160)	(46)	(745)
	88,567	85,106	259,032	242,557

Income before income taxes	15,388	5,636	36,704	13,423
Income tax expense	5,894	2,322	14,120	5,291
Net income	$9,494	$3,314	$22,584	$8,132

Basic earnings per share:
Common Stock	$0.42	$0.15	$1.01	$0.37
Class A Common Stock	$0.40	$0.14	$0.96	$0.35

Diluted earnings per share:
Common Stock	$0.42	$0.15	$0.99	$0.36
Class A Common Stock	$0.40	$0.14	$0.95	$0.35

Basic weighted average shares outstanding:
Common Stock	20,047	19,163	19,786	19,018
Class A Common Stock	2,455	2,887	2,606	2,986

Diluted weighted average shares outstanding:
Common Stock	22,855	22,371	22,783	22,319
Class A Common Stock	2,455	2,887	2,606	2,986

Cash dividends per share:
Common Stock	$0.080	$0.0400	$0.16	$0.080
Class A Common Stock	$0.075	$0.0375	$0.15	$0.075

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$9,494	$3,314	$22,584	$8,132
Other comprehensive income
Defined benefit pension plans:
Amortization of prior service cost	33	53	97	157
Amortization of net loss	255	425	787	1,405
Other	—	17	—	117
Total other comprehensive income	288	495	884	1,679
Comprehensive income	$9,782	$3,809	$23,468	$9,811

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$22,584	$8,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,811	14,334
Share-based compensation expense	2,682	1,944
Provision for doubtful accounts	96	101
Other	394	534
Changes in operating assets and liabilities:
Accounts receivable	1,481	1,706
Inventories	5,302	8,914
Customer deposits	2,082	7,104
Other assets and liabilities	(3,538)	(1,647)
Accounts payable and accrued liabilities	(5,857)	7,193
Net cash provided by operating activities	41,037	48,315

Cash Flows from Investing Activities:
Capital expenditures	(16,720)	(20,166)
Other	7	244
Net cash used in investing activities	(16,713)	(19,922)

Cash Flows from Financing Activities:
Payments on lease obligations	(643)	(553)
Dividends paid	(3,564)	(1,750)
Proceeds from exercise of stock options	872	84
Taxes on vested restricted shares	(2,461)	(515)
Treasury stock acquired	—	(218)
Net cash used in financing activities	(5,796)	(2,952)

Increase in cash and cash equivalents during the period	18,528	25,441
Cash and cash equivalents at beginning of period	53,550	49,585
Cash and cash equivalents at end of period	$72,078	$75,026

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

In the first quarter of 2013, we recorded an out-of-period adjustment related to our historical accrual process for certain vendors' pricing allowances.  The non-cash adjustment increased gross profit by $0.8 million or $0.02 per diluted share after tax for the nine months ended September 30, 2013.  After evaluating the quantitative and qualitative aspects of this correction, management has determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our estimated full year 2013 results and to our earnings’ trends.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 3.9% and 5.0% during the first nine months of 2013 and 2012, respectively. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $8.4 million in one year, $0.8 million in two years, $0.1 million beyond two years for receivables outstanding at September 30, 2013.

Accounts receivable are shown net of the allowance for doubtful accounts of $0.4 million at September 30, 2013 and December 31, 2012. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

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

NOTE E – Accumulated Other Comprehensive Loss

The following summarizes the change in balance and the reclassification from Accumulated Other Comprehensive Loss to the Condensed Consolidated Statement of Income (amounts in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Beginning balance	$(22,782)	$(23,378)
Amortization of defined benefit pension items:
Prior service costs	53	157
Actuarial loss	417	1,273
	470	1,430
Tax	(182)	(546)
Total amount reclassified from accumulated other comprehensive loss	288	884
Ending balance	$(22,494)	$(22,494)

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

Our effective tax rates for the nine months ended September 30, 2013 and 2012 were 38.5% and 39.4%, respectively.  The primary difference in the effective rate and the statutory rate is due to state income taxes.

NOTE G – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $1.9 million at September 30, 2013 and $1.5 million at  December 31, 2012 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

Net pension costs included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service cost-benefits earned during period	$46	$11	$100	$73
Interest cost on projected benefit obligations	899	940	2,653	2,826
Expected return on plan assets	(1,225)	(1,119)	(3,711)	(3,355)
Amortization of prior service costs	53	53	157	157
Amortization of actuarial loss	417	425	1,273	1,405

Net pension costs	$190	$310	$472	$1,106

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I – Stock Based Compensation Plans:

As more fully discussed in Note 11 of the notes to the consolidated financial statements in our 2012 Annual Report on Form 10-K, we have options and awards outstanding for Common Stock under two stock-based employee compensation plans.

The following table summarizes our share option and award activity during the nine months ended September 30, 2013:

	Restricted Stock Awards		Stock-Settled Appreciation Rights		Options
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	555,925	$12.28	121,749	$8.85	50,000	$20.56
Granted	162,150	18.15	112,000	18.14	—	—
Exercised or restrictions lapsed	(277,975)	12.24	(80,049)	8.92	(48,000)	$20.75
Forfeited or expired (options)	(2,350)	14.56	—	—	(2,000)	$15.90
Outstanding at September 30, 2013	437,750	14.46	153,700	15.58
Exercisable at September 30, 2013	—	—	41,700	8.72

Grants of restricted common stock and stock-settled appreciation rights are made to certain officers and key employees under the 2004 LTIP Plan. The restrictions on the awards generally lapse annually, primarily over four year periods. The compensation is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the nine months ended September 30 was approximately $2.7 million in 2013 and $1.9 million in 2012. The aggregate intrinsic value of outstanding restricted common stock grants was $10.7 million at September 30, 2013. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at September 30, 2013 was approximately $0.7 million and $1.4 million, respectively.

As of September 30, 2013, the remaining unamortized compensation cost related to unvested equity awards was approximately $5.1 million and scheduled to be recognized over a weighted-average period of 2.7 years.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the earnings and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Common:
Distributed earnings	$1,603	$766	$3,180	$1,528
Undistributed earnings	6,901	2,134	16,900	5,552
Basic	8,504	2,900	20,080	7,080
Class A Common earnings	990	414	2,504	1,052
Diluted	$9,494	$3,314	$22,584	$8,132

Class A Common:
Distributed earnings	$185	$108	$384	$222
Undistributed earnings	805	306	2,120	830
	$990	$414	$2,504	$1,052
Denominator:
Common:
Weighted average shares outstanding - basic	20,047	19,163	19,786	19,018
Assumed conversion of Class A Common Stock	2,455	2,887	2,606	2,986
Dilutive options, awards and common stock equivalents	353	321	391	315

Total weighted-average diluted Common Stock	22,855	22,371	22,783	22,319

Class A Common:
Weighted average shares outstanding	2,455	2,887	2,606	2,986
Antidilutive shares excluded from the denominator due to the options’ exercise prices being greater than the average market price	—	291	—	292

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2013					2012
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Increase	$ Increase	% Increase	$ Increase	Total Dollars	% Increase	$ Increase	% Increase	$ Increase
Q1	$186.1	13.8%	$22.5	11.5%	$18.7	$163.6	6.1%	$9.4	5.7%	$8.7
Q2	171.1	12.9	19.6	11.2	16.7	151.5	5.9	8.4	5.6	8.0
Q3	192.7	11.6	20.0	11.8	20.0	172.7	11.1	17.3	10.0	15.4
9 months ended September 30	$549.9	12.7%	$62.2	11.5%	$55.4	$487.8	7.8%	$35.1	7.1%	$32.1
Q4	—	—	—	—	—	182.3	8.4	14.0	6.0	10.1
Year	—	—	—	—	—	$670.1	7.9%	$49.2	6.8%	$42.2

Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Our average written ticket is up approximately 5.6% for the third quarter and 8.6% for the first nine months of the year.  Sales in the custom order segment of our upholstery business continued to show strength in the third quarter of 2013 increasing 22.9% over the prior year corresponding period.

Gross Profit

Gross profit for the third quarter of 2013 was 53.9%, up 140 basis points compared to 52.5% in the prior year period. There was a $0.4 million decrease in the LIFO reserve during the third quarter of 2013 versus a $0.3 million increase in the LIFO reserve in the third quarter of 2012, a change of $0.7 million or 40 basis points year-over-year.  Excluding the impact of the LIFO reserve change during the quarter, gross profit was up 100 basis points.

Gross profit for the nine months ended September 30, 2013 was 53.7%, up 130 basis points compared to 52.4% in the prior year period.  We recorded a $0.8 million positive out-of-period adjustment in the first quarter for vendor pricing allowances.  The LIFO year-over-year change was $0.6 million for the nine months ended September 30, 2013.  Excluding the impact of these items, gross profit for the first nine months of 2013 was 53.6%, up 110 basis points compared to 52.5% in the prior year period.

Factors in generating the improvement in gross profit were: our expansion of upper-middle price point products in our assortment, an abnormally high level of accessory close outs in the prior year, our focus on pricing discipline, and reduced inbound ocean freight costs.

We plan to remain competitive, but not overly aggressive with our pricing structure.  Our year to date gross profit, excluding the impact of the out of period adjustment and the increase in the LIFO reserve was 53.6%.  We anticipate this run rate is a reasonable expectation for the next few quarters barring the effect of LIFO accounting for any future changes in landed merchandise costs.

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

Total SG&A expenses as a percent of sales for the three months ended September 30, 2013 decreased 350 basis points to 45.8% from 49.3% in the prior year period. Total SG&A dollars for the third quarter of 2013 increased $3.2 million compared to the prior year period.  Selling expenses increased $1.3 million as commissions and credit costs rose in line with sales.  Our administrative expenses increased $2.0 million for employee costs including: wages, increased stock compensation expense, payroll taxes and employee group health benefit costs.

SG&A costs for the first nine months of 2013 decreased 290 basis points to 46.9% as a percent of sales from 49.8%.  Total SG&A dollars for the nine months ended September 30, 2013 rose $15.4 million compared to the prior year period.  This change includes increases of $5.8 million in selling expenses as commissions and credit costs rose in line with sales, increased compensation and related payroll benefit costs of $5.6 million, greater depreciation expense of $1.5 million and additional advertising expense of $1.0 million.

Our fixed and discretionary type expenses within SG&A costs for the full year 2013 are expected to be approximately $223.5 million, slightly greater than the high end of the $220.0 million to $222.0 million range discussed in our Form 10-K for the year ended December 31, 2012.  This represents an increase of approximately 5.5% over the same costs for 2012.  These expenses will generally increase in future years due to inflation, expansion, staffing, decisions made on the level of advertising spend and new initiatives.  The variable costs within SG&A for the full year 2013 are anticipated to be 16.7% as a percent of sales, slightly below the lower end of the previously stated range of 17.0% to 17.5%.

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

We also have a $50.0 million revolving credit facility.  Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $49.3 million and there were no outstanding letters of credit at September 30, 2013.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.1 million.  There were no borrowed amounts outstanding under the facility at September 30, 2013.

Summary of Cash Activities

Our cash flows provided by operating activities totaled $41.0 million in the first nine months of 2013 compared to $48.3 million for the same period of 2012.  This decrease was primarily due to a more significant reduction in accounts payable and other liabilities and an increase in other current assets partially offset by increased earnings in 2013. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $16.7 million in the first nine months of 2013 versus $19.9 million for the same period of 2012. This decrease was primarily due to reduced capital expenditures in 2013.

Financing activities used cash of $5.8 million in the first nine months of 2013 compared to $3.0 million for the same period of 2012.  The increase was due primarily to increased dividends and the withholding taxes for vested restricted shares.  The number of shares vesting increased as the acceleration goals of certain grants were met during the second quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Nine Months Ended September 30, 2013

Our balance sheet as of September 30, 2013, as compared to our balance sheet as of December 31, 2012, changed as follows:
  decrease in inventories of $5.3 million as better than anticipated sales outpaced replenishment;
  decrease in prepaid expenses of $2.2 million primarily due to collection of income tax receivables;
  decrease in property and equipment of $1.6 million as capital expenditures were more than offset by depreciation expense and other activity;
  decrease in accounts payable of $7.9 million due to timing of payments and receipt of inventory;
  increase in customer deposits of $2.1 million as special order and total sales increased;
  increase in accrued liabilities of $2.0 million due to timing of payments partly offset by additional amounts related to insurance; and
  decrease in other liabilities of $7.3 million as we made $4.2 million in contributions reducing our pension plan liability and lease incentive obligations were reduced.

Store Plans and Capital Expenditures

Store plans for 2013 included the expansion of three showrooms and 18 of our Bright Inspiration store refreshes.  We also closed three stores at the end of their lease term; Clearwater, Florida was closed in the first quarter, and Jackson, Mississippi and Roanoke, Virginia were closed in the second quarter.  These changes decrease net selling square footage by approximately 2.2% in 2013.  Our planned capital expenditures for 2013 are approximately $22.0 million.

Our current store plans for 2014 include the expansion, closing and opening of stores resulting in a net store growth of three locations and a 3.0% increase in net selling square footage.  Capital expenditures are estimated in the $25.0 to $29.0 million range depending on the timing of expenditures for new locations.

Off-Balance Sheet Arrangements

As of September 30, 2013 we had no off-balance sheet arrangements or obligations.

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

Item 4.                      Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Haverty Furniture Companies, Inc., Class A Shareholders Agreement, made as of June 5, 2012, by and among, Haverty Furniture Companies, Inc., Villa Clare Partners, L.P., Clarence H. Smith, H5, L.P., Rawson Haverty, Jr., Ridge Partners, L.P. and Frank S. McGaughey (Exhibit 10.1 to our Form 8-K filed June 8, 2012); Parties added to the Agreement and Revised Annex I as of November 1, 2012 – Marital Trust FOB Margaret M. Haverty and Marital Trust B FOB Margaret M. Haverty;  Parties added to the Agreement as of December 11, 2012 – Margaret Munnerlyn Haverty Revocable Trust (Exhibit 10.1 to our First Quarter 2013 Form 10-Q); Parties added to the Agreement as of July 5, 2013 – Richard McGaughey (Exhibit 10.1 to our Second Quarter 2013 Form 10-Q).

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 5, 2013	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)