Form 10-K
period 2013-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2014-03-07
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $490,283,777 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).

There were 20,132,901 shares of common stock and 2,382,324 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2014 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the year ended December 31, 2013

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
  forecasts of performance; and
  assumptions regarding any of the foregoing.
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

Havertys has grown to over 100 stores in 16 states in the Southern and Midwest regions. All of our retail locations are operated using the Havertys name and we do not franchise our stores. Our customers are generally college educated women in middle to upper-middle income households. Our brand recognition is very high in the markets we serve and consumer surveys indicate Havertys is associated with a high level of quality, fashion, value and service.

Merchandise and Revenues

We develop our merchandise selection with the tastes of the diverse “on trend” consumer in mind.  A wide range of styles from traditional to contemporary are in our core assortment and most of the furniture merchandise we carry bears the Havertys brand.  We also tailor our product offerings to the needs and tastes of the local markets we serve emphasizing more “coastal,” “western” or “urban” looks as appropriate.  Our custom upholstery programs and eclectic looks are an important part of our product mix and allow the on trend consumer more self-expression.

We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer.  We carry nationally well-known mattress product lines such as Sealy®, Serta®, Stearns & Foster®, and
Tempur-Pedic®.

The following table sets forth the approximate percentage contributions by product and service to our gross revenues for the past three years:

	Year ended December 31,
	2013	2012	2011
Merchandise:
Case Goods
Bedroom Furniture	18.3%	19.4%	19.7%
Dining Room Furniture	11.1	10.7	11.0
Occasional	11.0	11.0	11.7
	40.4	41.1	42.4
Upholstery	38.8	38.2	36.6
Mattresses	10.8	11.5	11.9
Accessories and Other (1)	9.9	9.2	9.0
Credit Service Charges	0.1	0.0	0.1
	100.0%	100.0%	100.0%

    (1)           Includes delivery charges and product protection.

Our customers use varying methods to purchase or finance their sales.  As an added convenience to our customers, we offer financing by a third-party finance company or through an internal revolving charge credit plan.  Sales financed by the third-party provider are not Havertys’ receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for 2013 were no interest offers requiring monthly payments over periods of 18 to 36 months. The fees we pay to the third-party are included in SG&A expense.  We also maintain a small in-house financing program for our customers with the offer most frequently chosen carrying no interest for 12 months and requiring equal monthly payments. This program generates very minor credit revenue and is for credit worthy customers who prefer financing with the retailer directly or who are not able to quickly establish sufficient credit with other providers on comparable terms.

The following summarizes the different purchasing methods used as a percent of amount due from customers including sales tax:

	Year Ended December 31,
	2013	2012	2011
Cash or check	9.5%	9.3%	10.9%
Credit or debit cards	54.7	54.2	53.8
Third-party financed	32.2	31.9	30.1
Havertys financed	3.6	4.6	5.2
	100.0%	100.0%	100.0%

Stores

As of December 31, 2013, we operated 119 stores serving 80 cities in 16 states with approximately 4.3 million retail square feet.  We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings.  The store’s curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise.  Interior details are also important for a pleasant and inviting shopping experience.  We have been refreshing our locations with improved merchandise layouts, new paint colors and in-store signage.  This effort, which we named “Bright Inspirations,” began in late 2010 and will be completed in 2015.  Elements of the concept include creating impact zones, merchandise stories and destination departments.  We reduced the number of items on display to open up shopping space and disciplined merchandise display creates uniformity of presentations in-store, on-line and in our advertising.

Our stores range in size from 19,000 to 66,000 selling square feet with the average being approximately 35,000 square feet.  We currently are considering a number of available “empty boxes” and new construction opportunities in existing or new markets within our distribution footprint.  We are also evaluating our existing stores for expansion, relocation or closure.  We expect a net increase of approximately 1.8% in our retail square footage in 2014.

Internet and Social Media

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

Our website received approximately 6.5 million unique visitors during 2013.  The “ratings and reviews” portion of our site has over 69,000 customer comments on their product purchases and the “follow the truck” and delivery confirmation feature was used by one million customers in 2013.    Although sales placed via our website are minor, sales dollars increased 11.1% in 2013 compared to 2012.

Havertys uses a multifaceted approach to Social Media.  Home fashion oriented blogs and sites like Pinterest are used to engage consumers in the “inspiration” stage.  Other sites like Facebook and Twitter are more focused on consumers moving to the “evaluation” phase.  These are also channels for post-conversion engagement to build loyalty. Most interactions are centered around home fashion ideas and inspiration.  Some customer issues do arise and we work to take care of the customer and hopefully have them acknowledge that in social media.

Suppliers

We have developed strong relationships with our suppliers and believe that we receive excellent pricing and service from our key vendors due to the volume and reliability of our purchase commitments.  We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 56% of our purchasing spending during 2013.   Almost all of our wood products, or “case goods,” are generally imported from Asia.  Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.

We purchase our furniture merchandise produced in Asia through agents representing manufacturers and direct from manufacturers.  We also have developed merchandise (“direct imports”) working with a variety of furniture designers.  Our team selects a manufacturer and dedicated quality control specialists are on-site during production to ensure the items meet our specifications.  Approximately 17% of our furniture merchandise sales in 2013 were generated by our direct imports.

Supply Chain and Distribution

The longer lead times required for deliveries from overseas factories and the production of merchandise exclusively for Havertys makes it imperative for us to have both warehousing capabilities and effective supply chain control.  Our merchandising team provides input to the ordering process in an effort to maintain overall inventory levels within an appropriate range and reduce the amount of written sales awaiting product delivery.  We use real-time information to closely follow our import orders from the manufacturing plant through each stage of transit and using this data can more accurately set customer delivery dates prior to receipt of product.

Our distribution system uses a combination of three distribution centers (DCs), four home delivery centers (HDCs), and five local market cross-docks.  In addition to receiving both domestic product and containers of imported merchandise, the DCs are designed to shuttle prepped merchandise up to 250 miles for next day home deliveries, and serve HDCs and cross-docks within a 500-mile radius.  The HDCs provide service to markets within an additional 200 miles.  A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for random storage in the warehouse and efficient scheduling and changing of the workflow.  The implementation of operating standards in our warehouse and delivery functions, and the use of technology, provide measurements for determining staffing needs and increasing productivity.  We use Havertys employees for executing home delivery, and branded this service “Top Drawer Delivery,” an important function serving as the last contact with our customers in the purchase process.  We believe that our distribution and delivery system is the best in the retail furniture industry and provides us with a significant competitive advantage

Competition

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

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of competitive price-oriented furniture store chains. Our ability to make prompt delivery of orders through maintenance of inventory, the expansion of our custom order capabilities and tailoring merchandise to customers’ desires on a local market basis are we believe significant competitive advantages. We believe our on-line presence provides a seamless omni-channel approach that many of our competitors do not have or can not replicate.  We also consider our experienced sales personnel and the addition of in-home designers as important factors in our competitive success.

Employees

As of December 31, 2013, we had 3,266 employees: 1,937 in individual retail store operations, 173 in our corporate and credit operations, 56 in our customer-service call centers, and 1,100 in our warehouse and delivery points.  None of our employees is a party to any union contract.

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

The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, the federal Truth in Lending Act, Fair and Accurate Credit Transactions Act, Gramm-Leach-Biley Act, Equal Credit Opportunity Act, Credit CARD Act, and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that we can charge and also impose other restrictions on consumer creditors, such as us, including restrictions on collection and enforcement. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid and to forego finance charges not yet paid under non-complying contracts. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collections laws.

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

A large portion of our sales represent discretionary spending by our customers. Demand for our products is generally affected by a number of economic factors including, but not limited to: interest rates, housing starts, sales of new and existing homes, housing values, the level of mortgage refinancing, consumer confidence, debt levels and retail trends. Declining stock market values, rising food and energy costs, and higher personal taxes adversely affect demand. A decline in economic activity and conditions in the markets in which we operate would adversely affect our financial condition and results of operations.

We face significant competition from national, regional and local retailers of home furnishings.

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, electronics and appliance retailers with limited furniture products, and dedicated franchises of furniture manufacturers. National mass merchants such as COSTCO also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, extension of credit to customers on terms more favorable than we offer, and expansion by our existing competitors or entry by new competitors into markets where we currently operate.

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

The product costs of our furniture purchases for goods not produced domestically have averaged approximately 57% over the past three years.  All of our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such price increases, if they occur, could have one or more of the following impacts:
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

We source substantially all of our products from non-exclusive, third-party producers, many of which are located in foreign countries. Although we have long-term relationships with many of our suppliers, we must compete with other companies for the production capacity of these independent manufacturers. We regularly depend upon the ability of third-party producers to secure a sufficient supply of raw materials, a skilled workforce, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.

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

The effects of new regulations relating to conflict minerals may adversely affect our business.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as "conflict minerals" mined from the Democratic Republic of Congo and adjoining countries, in their products, whether or not these products are manufactured by third parties. These disclosure and reporting requirements became effective for calendar year 2013. Affected companies must make disclosures for the first time by May 31, 2014, and annually thereafter. There have been and will continue to be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Our disclosure will be predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information. As a result, these new requirements could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

Our revenue could be adversely affected by a disruption in our supply chain.

Disruptions to our supply chain could result in late arrivals of product. This could negatively affect sales due to increased levels of out-of-stock merchandise and loss of confidence by customers in our ability to deliver goods as promised.

The rise of oil and gasoline prices could affect our profitability.

A significant increase in oil and gasoline prices could adversely affect our profitability.  We deliver substantially all of our customers’ purchases to their homes.  Our distribution system, which utilizes three DCs and multiple home delivery centers to reach our markets across 16 Southern and Midwestern states, is very transportation dependent.

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
  power loss, computer systems failures and internet, telecommunications or data network failures;
  operator negligence or improper operation by, or supervision of, employees;
  physical and electronic loss of data or security breaches, misappropriation and similar events;
  computer viruses;
  intentional acts of vandalism and similar events; and
  tornadoes, fires, floods and other natural disasters.

Any failure due to any of these causes, if it is not supported by our disaster recovery plan and redundant systems, could cause an interruption in our operations and result in reduced net sales and profitability.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards in our stores and over the internet. Amounts tendered through payment card transactions represented approximately 54.7% of our business in 2013.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.             PROPERTIES

Stores
Our retail store space at December 31, 2013 totaled approximately 4.3 million square feet for 119 stores compared to 122 stores at December 31, 2012.  The following table sets forth the number of stores we operated at December 31, 2013 by state:

State	Number of Stores	State	Number of Stores
Florida	28	Louisiana	4
Texas	22	Maryland	4
Georgia	16	Kentucky	3
North Carolina	8	Arkansas	2
Virginia	7	Ohio	2
Alabama	7	Indiana	1
South Carolina	7	Kansas	1
Tennessee	6	Missouri	1

The 45 retail locations which we owned at December 31, 2013 had a net book value for land and buildings of $92.4 million.  Additionally, we have eight leased locations with a net book value of $13.7 million which, due to financial accounting rules, are included on our balance sheets.  The remaining 66 locations are leased by us with various termination dates through 2032 plus renewal options.

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

Our two classes of common stock trade on The New York Stock Exchange (“NYSE”). The trading symbol for the common stock is HVT and for Class A common stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

	2013
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$21.00	$16.16	$0.04	$20.83	$16.31	$0.0375
June 30	25.76	19.88	0.04	25.57	20.17	0.0375
September 30	27.85	21.76	0.08	27.51	21.93	0.0750
December 31	31.67	23.95	0.08	31.58	24.00	0.0750

	2012
	Common Stock				Class A Common Stock
Quarter Ended	High	Low	Dividend Declared		High	Low	Dividend Declared
March 31	$13.00	$10.80	$—		$12.90	$10.40	$—
June 30	12.97	10.39	0.04		12.90	10.50	0.0375
September 30	14.31	10.77	0.04		14.05	11.00	0.0375
December 31	17.62	13.52	1.04	(1)	17.25	13.77	0.9875	(1)

  (1)  includes a special dividend of $1.00 for common stock and $0.95 for Class A common stock.

Stockholders
Based on the number of individual participants represented by security position listings, there are approximately 4,500 holders of our common stock and 160 holders of our Class A common stock as of February 21, 2014.

Dividends
The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered.  We had paid a quarterly cash dividend since 1935, but given the general economic decline, the board suspended the quarterly dividend in the fourth quarter of 2008.  The board approved dividends in the fourth quarter of 2009-2011 and reinstated the quarterly dividend in the second quarter of 2012.  A special cash dividend was paid in the fourth quarter of 2012.

Equity Compensation Plans
Information concerning the Company’s equity compensation plans is set forth under the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2014, to be filed with the Securities and Exchange Commission (the “Company’s 2014 Proxy Statement) and is incorporated herein by reference.

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2008 and ended December 31, 2013.  The graph assumes an initial investment of $100 on January 1, 2008 and reinvestment of dividends.

	2008	2009	2010	2011	2012	2013

HVT	$100.0	$147.40	$140.64	$120.24	$191.32	$370.75
HVT-A	$100.0	$143.16	$135.90	$117.35	$186.26	$359.97
S&P Smallcap 600 Index	$100.0	$125.57	$158.60	$160.22	$186.37	$263.37
SIC Codes 5700-5799	$100.0	$141.47	$147.68	$134.74	$114.28	$213.17

 ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the “Consolidated Financial Statements and Notes thereto” included in Item 8 below.

	Year ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Results of Operations
Net sales	$746,090	$670,073	$620,903	$620,331	$588,264
Net sales change over prior year	11.3%	7.9%	0.1%	5.5%	(14.9)%
Comp-store sales change over prior year	11.0%	6.8%	0.3%	7.0%	(14.2)%
Gross profit	401,496	352,035	320,716	318,767	305,498
Percent of net sales	53.8%	52.5%	51.7%	51.4%	51.9%
Selling, general and administrative expenses	348,599	328,826	315,865	311,897	310,523
Percent of net sales	46.7%	49.1%	50.9%	50.3%	52.8%
Income (loss) before income taxes	52,487	23,516	4,603	8,673	(5,408)
Net income (loss) 1	32,265	14,911	15,463	8,444	(4,179)
Share Data
Diluted net earnings (loss) per share:
Common Stock	$1.41	$0.67	$0.70	$0.38	$(0.20)
Class A Common Stock	1.35	0.59	0.67	0.36	(0.19)
Cash dividends:
Amount per share:
Common Stock(2)	0.240	1.12	0.1200	0.100	0.0225
Class A Common Stock(2)	0.225	1.06	0.1125	0.095	0.0200
Shares outstanding (in thousands):
Common Stock	20,122	19,471	18,829	18,512	17,519
Class A Common Stock	2,393	2,775	3,120	3,331	3,908
Total shares	22,515	22,246	21,949	21,843	21,427
Financial Position
Inventories	$91,483	$96,902	$93,713	$91,938	$93,301
Capital expenditures	$20,202	$25,014	$17,566	$14,053	$3,259
Depreciation/amortization expense	21,450	19,415	18,242	16,859	19,346
Property and equipment, net	189,242	193,085	179,333	175,511	176,363
Total assets	$417,855	$402,096	$385,100	$370,239	$360,933
Total debt(3)	17,155	19,354	13,046	9,099	7,183
Stockholders’ equity	298,264	259,428	262,669	253,182	244,557
Debt to total capital	5.4%	6.9%	4.7%	3.5%	2.9%
Interest expense, net	1,107	624	737	815	805
Net cash provided by operating activities	55,889	52,168	19,072	24,201	38,495
Other Supplemental Data:
Employees	3,266	3,250	3,050	3,100	3,000
Retail sq. ft. (in thousands)	4,259	4,353	4,246	4,230	4,278
Number of retail locations	119	122	119	118	121
Annual retail net sales per weighted average sq. ft.	$176	$158	$148	$148	$139

(1)
We reduced income tax expense $3.1 million and released $2.0 million of the valuation allowance in 2010.  The valuation allowance was further reduced and we recorded a benefit to income taxes of $14.1 million in 2011, $1.2 million in 2012, and $1.4 million in 2013.

(2)	Includes a special dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2012.
(3)	Debt is comprised completely of lease obligations.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Industry
The retail residential furniture industry's results are influenced by new and existing housing sales, consumer confidence, spending on large ticket items, interest rates and availability of credit and the overall strength of the economy.  The industry experienced a rebound in 2012 as its drivers have improved.  These factors remain tempered by continued high levels of unemployment, lower home values, and reduced access to credit, all of which provide impediments to industry growth.

Our Business
We sell home furnishings in our retail stores and via our website and record revenue when the products are delivered to our customer.  Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles.  Our commissioned sales associates receive a high level of product training and are provided a number of tools with which to serve our customers.  We also have in-home designers serving 60 stores with plans for expansion to 100 stores.  These individuals work with our sales associates to provide customers additional confidence and inspiration.  We do not outsource the delivery function, something common in the industry, but instead ensure that the “last contact” is handled by a customer-oriented Havertys delivery team.   We are recognized as a provider of high quality fashionable products and service in the markets we serve.

2013 Highlights
Sales for 2013 grew 11.3% or $76.0 million over 2012.  Our pre-tax income grew 123.2% or $29.0 million.  Gross profit as a percent of net sales increased 130 basis points, and SG&A declined 240 basis points.   The focus on “better” goods helped drive our average ticket and gross profit margins.  The higher sales volume allowed us to better leverage our fixed costs.  We continued our focus on cash flow and working capital management in 2013 and made important investments in our business.  We did not use our credit facility during the year and our total debt to total capital was 5.4% at December 31, 2013.

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

Operating Results

The following table provides selected statement of operations data for the periods indicated.

	Percentage of Net Sales
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.2	47.5	48.3
Gross profit	53.8	52.5	51.7
Selling, general and administrative expenses	46.7	49.1	50.9
Income before income taxes	7.0	3.5	0.7
Net income	4.3	2.2	2.5

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

Total sales increased $76.0 million or 11.3% in 2013 and $49.2 million or 7.9% in 2012.  Comparable store sales increased 11.0% or $72.0 million in 2013 and 6.8% or $42.2 million in 2012.  The remaining $4.0 million in 2013 and $7.0 million in 2012 of the changes were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2013			2012			2011
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$186.1	13.8%	11.5%	$163.6	6.1%	5.7%	$154.2	(1.2)%	(0.6)%
Q2	171.1	12.9	11.2	151.5	5.9	5.6	143.1	(1.4)	(1.4)
Q3	192.7	11.6	11.8	172.7	11.1	10.0	155.4	(1.1)	(0.6)
Q4	196.2	7.6	9.5	182.3	8.4	6.0	168.3	3.8	3.5
Year	$746.1	11.3%	11.0%	$670.1	7.9%	6.8%	$620.9	0.1%	0.3%

Sales in 2013 increased as the fundamental drivers of home furnishings purchases continue to recover.  We capitalized on this trend with improved merchandising and expansion of our complimentary in-home design service.  These generated an increase in our average ticket of 7.8% and a 19.8% increase in our custom order upholstery business.

Sales in 2012 increased at a strong pace as our industry began its recovery.  Our average ticket was up 7.8% as our customers responded to the value offered in our fashionable better quality merchandise.  Sales in the upholstery product category showed strength increasing 12.6% over 2011 including a 17.9% increase in custom and special orders.

Sales in 2011 remained slightly below 2010 through the first three quarters of the year.  We had better results in the historically stronger fourth quarter.  Mattress sales continued to provide a growing percentage of our business for 2011.  The appeal of our higher price point products resulted in a higher average ticket for 2011.

2014 Outlook
Our total sales for 2014 and comparable store sales growth will be measured against tougher comparisons.  We believe our appealing merchandise and expanded special order and service offerings will be important drivers for our 2014 sales results.

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

Year-to-Year Comparisons
Gross profit as a percentage of net sales increased to 53.8% in 2013 compared to 52.5% in 2012.  Our focus on higher price point products and pricing discipline were key to the gross profit improvement combined with a $1.1 million smaller LIFO impact and an $0.8 million out-of-period adjustment.  Excluding the impact of the out-of-period adjustment, gross profit was 53.7%, up 120 basis points over 2012.

Gross profit as a percentage of net sales increased to 52.5% in 2012 as compared to 51.7% in 2011.  The expansion of our assortment’s upper-middle price point products, increased sales of custom upholstery, and successful new product introductions combined to generate the gross profit improvement.

2014 Outlook
Our merchandising strategy will be similar to 2013 using promotional pricing selectively and focusing on product fashion and customer service. We expect that annual gross profit margins for 2014 will be 53.8%, slightly ahead of the adjusted 53.7% achieved in 2013.

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

Year-to-Year Comparisons
Our SG&A costs increased $19.8 million or 6.0% for 2013 compared to 2012.  This change was driven by our 11.3% increase in sales.  SG&A costs increased $13.0 million or 4.1% for 2012 compared to 2011.  The change was largely due to greater occupancy expense, increased advertising and marketing spending, higher delivery costs and greater administrative expenses. Total SG&A costs, as a percentage of net sales were 46.7% for 2013 as compared to 49.1% for 2012 and 50.9% for 2011.

Selling expenses generally vary with sales volume.  The amounts paid for bank card charges depends upon how many customers choose that payment option.  The cost of our third-party financing offers will vary based on usage and the types of credit programs we offer and those selected by our customers.  These costs remained relatively flat as a percentage of net sales over the past three years.

Occupancy costs increased $2.2 million in 2013 over 2012 primarily due to higher depreciation expense resulting from new stores opened in 2012 and existing store renovations.  Occupancy costs decreased $1.2 million in 2012 from 2011 as rent and utility expenses declined.  Our Bright Inspirations project has also caused some reductions in repairs and maintenance which was offset by increased depreciation.  We expect occupancy costs will increase slightly in 2014 as new store openings are primarily late in the year.

Delivery expense increased only 4.2% in 2013 over 2012 versus the 11.3% increase in sales due to efficiencies and a higher average ticket.  Delivery costs in 2012 were relatively flat compared to 2011 despite a 7.9% increase in sales due to reductions in insurance costs offset by increases in salaries.

Total advertising and marketing costs as a percentage of sales were 6.0% for 2013, 6.5% for 2012 and 6.9% for 2011.  We increased our spending $1.2 million in 2013 and $0.8 million in 2012. Our focus continues to be on television branding messages and electronic advertising that highlight Havertys fashionable products and service.

Administrative costs increased $7.4 million or 9.7% for 2013 compared to 2012.  The change was driven by an increase in incentive and compensation expense and higher health insurance costs.  Administrative costs increased $4.8 million or 6.8% in 2012 from 2011 primarily due to higher incentive compensation, salaries, stock-based compensation expense and retirement benefits.

2014 Outlook
The fixed and discretionary type expenses within SG&A for the full year of 2014 are expected to be approximately $232 million to $234 million, up approximately 4.1% to 5.0% over those same costs in 2013. These expenses are expected to be incurred at a slightly higher rate in the second half of the year.  The main increases in this category are expected to be for advertising expenses, personnel costs, and new store occupancy expense.

Variable costs within SG&A are expected to be 17.0% to 17.2% as a percent of sales for 2014.

We expect that total SG&A expenses for 2014 will be slightly lower than 2013 levels as a percentage of net sales if we are able to leverage our fixed costs with increased sales.

Provision for Income Taxes

Our effective tax rate was 38.5, 36.6% and (235.9)% for 2013, 2012 and 2011,  respectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of our income tax expense to the federal income tax rate.

Our 2013 rate varies from the 35% U.S. federal statutory rate primarily due to state income taxes.

Our 2012 rate included a benefit from income taxes of $0.7 million related to the change in our uncertain tax positions.  This benefit was partially offset by changes in our receivables and state net operating loss carryforwards of $0.3 million.

Our 2011 rate included a benefit from income taxes of $14.1 million related to the release of almost all of the valuation allowance against our net deferred tax assets.  The $14.1 million benefit related to the release includes approximately $7.7 million that was originally charged to accumulated other comprehensive income for pension liabilities but due to the prohibition against “backward tracing” the release is included in the continuing operations provision.  Our 2011 rate also includes a $0.7 million unfavorable impact of a change in treatment of certain state port credits by the state of Georgia.  These credits were almost completely reserved in our valuation allowance as are the remaining credits.  During 2011 we also finalized the net operating loss carryback and amended returns for the tax years 2005 through 2008.  We adjusted the related receivables for refunds of tax and interest and amounts available for federal and state net operating loss carryforwards.  This resulted in additional expense of $0.4 million.

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

At December 31, 2013, our cash and cash equivalents balance was $83.2 million an increase of $29.6 million compared to December 31, 2012.  This increase in cash primarily resulted from strong operating results and improved working capital requirements offset by purchases of property and equipment.  Additional discussion of our cash flow results, including the comparison of 2013 activity to 2012, is set forth in the Analysis of Cash Flows section.

At December 31, 2013, our outstanding indebtedness was $17.2 million in lease obligations required to be recorded on our financial statements.  We had no amounts outstanding and $43.8 million available under our revolving credit facility.

Capital Expenditures
Our primary capital requirements have been focused on our stores and the development of both proprietary and purchased information systems.  Our capital expenditures were $20.2 million in 2013, $4.8 million less than in 2012.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year, the investments we make to the improvement and maintenance of our existing stores, and our investment in distribution improvements and new information systems to support our key strategies.  In 2014, we anticipate that our capital expenditures will be approximately $35.0 million, refer to our Store Expansion and Capital Expenditures discussion below.

Analysis of Cash Flows
The following table illustrates the main components of our cash flows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$55,889	$52,168	$19,072
Capital expenditures	(20,202)	(25,014)	(17,566)
Free cash flow	$35,687	$27,154	$1,506
Net cash used in investing activities	$(20,120)	$(24,766)	$(24,222)
Net cash used in financing activities	$(6,134)	$(23,437)	$(3,310)

Cash flows from operating activities.  During 2013, net cash provided by operating activities was $55.9 million.  Our cash provided by operating activities was mainly the result of pre-tax income generated during 2013.  Cash from net income, net of depreciation and amortization and stock-based compensation expense, along with cash provided by working capital, was partially reduced by pension plan contributions.  Pension plan contributions in 2013 included a $4.2 million discretionary contribution made to improve the funded status of the plan and as part of our broader pension de-risking strategy.

The primary components of the changes in working capital are listed below:
  Decrease in inventories of $5.4 million, mainly due to timing of sales and replenishment.
  Decrease in other liabilities of $9.0 million, and increase in other assets of $9.9 million mainly due to the shift from a $6.8 million pension plan liability to a $9.4 million pension asset.
  Decrease in accounts payable of $6.4 million.
During 2012, net cash provided by operating activities was $52.2 million.  We generated net income of $14.9 million during the year, and depreciation and amortization totaled $19.4 million.  Working capital increased and the major components of the change are listed below.
  Increase in customer deposits of $6.4 million as the level of our special order business increased and deliveries at the end of 2012 were hampered by product availability.
  Increase in accounts payable of $7.0 million, offset by increased inventory levels of $3.5 million. These increases were primarily due to our higher level of purchases in advance of the Chinese New Year and in response to our increased sales activity.
  Decrease in other liabilities of $3.5 million as the pension plan liability decreased $4.3 million.
During 2011, net cash provided by operating activities was $19.1 million.  We had net income of $15.5 million and depreciation and amortization of $18.2 million which were reduced by deferred income tax benefit of $7.9 million.  The primary change in working capital was a $3.5 million increase in prepaid expenses.

Cash flows used in investing activities. Net cash used in investing activities was $20.1 million, $24.8 million and $24.2 million for 2013, 2012 and 2011, respectively. In each of these years, the amounts of cash used in investing activities consisted principally of capital expenditures related to store construction and improvements and information technology projects, refer to our Store Expansion and Capital Expenditures discussion below. During 2013, we invested in our distribution system for future expansion and added capacity to our internal cloud architecture to support our sales systems and video communications.  The increase in cash flows used in investing activities from 2011 to 2012 was primarily the result of additional capital spending in 2012 offset by the initial outlay of $6.8 million to restricted cash as insurance collateral during 2011.  During 2012, we completed information technology projects replacing our core network that controls the communication between our stores and data centers and invested in cloud infrastructure.  During 2011, we completed information technology projects in the e-commerce and finance areas.

Cash flows used in financing activities. Net cash used in financing activities was $6.1 million for 2013, $23.4 million for 2012 and $3.3 million for 2011.  During 2013 the number of restricted shares vesting increased as the acceleration goals of certain grants were met.  This increased the withholding taxes for vested shares and contributed to the tax benefit from stock-based plans.  During 2012 we paid a special dividend of approximately $22.0 million and we had expiring in-the-money options which generated additional option exercise activity in 2012.  During 2013, 2012, and 2011, we did not make any draws on our revolving credit facility.

Long-Term Debt
In September 2011 Havertys entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank.  Refer to Note 5 of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Off-Balance Sheet Arrangements

We do not generally enter into off-balance sheet arrangements.  We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements for any period during the three years ended December 31, 2013.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2013 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$24,002	$1,938	$4,254	$4,440	$13,370
Operating leases	228,108	31,296	60,135	51,873	84,804
Purchase orders	83,707	83,707	—	—	—
Total contractual obligations(2)	$335,817	$116,941	$64,389	$56,313	$98,174

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

Store Expansion and Capital Expenditures

We have entered new markets and made continued improvements and relocations of our store base.  The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2013		2012		2011
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	—	—	4	139	3	101
Closed	3	103	1	32	2	84
Year end balances	119	4,259	122	4,353	119	4,246

During 2013 we closed our Clearwater, Florida store in January, the Jackson, Mississippi location in April and the Roanoke, Virginia store in May.  We also had major remodeling projects in four stores which increased their selling square footage.

The following table summarizes our planned store activity in 2014.

Location	Quarter Opened	Category
Atlanta, Georgia	Q-3	Existing Market
Fort Worth, Texas	Q-3	Existing Market
Orlando, Florida	Q-4	Relocation
To be announced	Q-4	Existing Market
Fayetteville, North Carolina	Q-4	Relocation
To be announced	Q-4	Relocation

These plans and other changes should increase net selling space in 2014 by approximately 1.8% assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2013, 2012 and 2011 and planned outlays for 2014 are categorized in the table below.  Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2014	2013	2012	2011
Stores:
New or replacement stores1	$15,000	$100	$9,500	$7,800
Remodels/expansions	7,000	11,200	5,500	4,900
Other improvements	5,000	3,900	4,600	2,300
Total stores	27,000	15,200	19,600	15,000
Distribution	3,500	2,300	1,600	200
Information technology	4,500	2,700	3,800	2,400
Total	$35,000	$20,200	$25,000	$17,600
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

At each measurement date, we determine the discount rate by reference to rates of high quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2013 and 2012, the weighted-average discount rates used to compute our benefit obligation were 4.93% and 4.13% respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure our plan has sufficient funds to meet its benefit obligations when they become due. As a result, we periodically revise asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rates of return used to calculate our net periodic benefit cost were 6.65% in 2013 and 6.75% in 2012.

For purposes of determining the periodic expense of our defined benefit plan, we use the fair value of plan assets as the market related value.  A one-percentage-point change in the assumed rates would have the following effects on 2013 pension expense:

(Approximate in thousands)	1.0% Increase	1.0% Decrease
Increase (decrease) for a 1% change in discount rate	$(604)	$669
Increase (decrease) for a 1% change in expected long-term return on plan assets	$(744)	$744

Refer to Note 10 to the Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.

Self-Insurance.  We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims for amounts up to a deductible per occurrence.  Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component.  The resulting estimate is discounted and recorded as a liability.  Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure appropriateness.  A one-percentage-point change in the actuarial assumption for the discount rate would impact 2013 expense for insurance by approximately $80,000, a 1.36% change.

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

Our profitability in the fourth quarter of 2011 was sufficient such that we were no longer in a cumulative loss position.  The sustained improvements in our results and a review of other positive and negative evidence led us to conclude that the valuation allowance for most of our net deferred tax assets was no longer required.  Accordingly, during the fourth quarter of 2011 we released $14.1 million of our valuation allowance.

 As of December 31, 2012, the Company’s valuation allowance on deferred tax assets was $1.4 million, related to state income tax credits that were not expected to be realized.  This allowance was fully released during 2013 as these tax credits expired.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2013.

Attestation Report of the Independent Registered Public Accounting Firm.  Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2013, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Haverty Furniture Companies, Inc.

We have audited Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria).  Haverty Furniture Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Haverty Furniture Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Haverty Furniture Companies, Inc. and our report dated March 7, 2014 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 7, 2014

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information as of March 1, 2014, regarding our executive officers:

Name	Position with the Company	Age	Date Assumed an Executive Officer Position
Clarence H. Smith	Chairman of the Board, President and Chief Executive Officer	63	May 1984
Steven G. Burdette	Executive Vice President, Stores	52	May 2003
J. Edward Clary	Senior Vice President, Distribution and Chief Information Officer	53	May 2003
Thomas P. Curran	Senior Vice President, Marketing	61	May 1999
Allan J. DeNiro	Senior Vice President, Chief People Officer	60	October 2004
Dennis L. Fink	Executive Vice President, Chief Financial Officer	62	January 1993
Richard D. Gallagher	Senior Vice President, Merchandising	52	February 2009
Rawson Haverty, Jr.	Senior Vice President, Real Estate and Development Director	57	May 1992
Jenny Hill Parker	Senior Vice President, Finance, Secretary and Treasurer	55	August 1996
Janet E. Taylor	Senior Vice President, General Counsel	52	September 2005

Rawson Haverty, Jr. and Clarence H. Smith are first cousins.

These officers are elected or appointed annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time. These individuals have each been executive officers of Havertys for each of the last five years.

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

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board and Committees” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information contained in our 2014 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2014 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership of Company Stock by Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

The information contained in our 2014 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Fees and Related Matters” in our 2014 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2013 and 2012
Consolidated Statements of Income – Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

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

Exhibit No.	Exhibit
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).
3.2	Amended and Restated By-Laws of Haverty Furniture Companies, Inc., as amended effective April 30, 2007 (Exhibit 3.2 to our 2007 First Quarter Form 10-Q).
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

+10.4	2004 Long-Term Incentive Compensation Plan effective as of May 10, 2004 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 333-120352).
*+10.5	Amended and Restated Directors’ Compensation Plan, effective as of February 18, 2014.
+10.6	Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009 (Exhibit 10.9 to our 2009 Form 10-K).
+10.7	Form of Agreement dated December 9, 2011 regarding Change in Control with the Named Executive Officers and a Management Director (Exhibit 10.6 to our 2011 Form 10-K).
+10.8	Form of Agreement dated December 9, 2011, regarding Change in Control with Executive Officers who are not Named Executive Officers or Management Directors (Exhibit 10.7 to our 2011 Form 10-K).

+10.9	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).
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
*10.13
Amended and Restated Retailer Program Agreement, dated November 5, 2013, between Haverty Furniture Companies, Inc. and Capital Retail Bank (formerly known as GE Money Bank).  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

+10.14	Form of Stock-Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.2 to our Current Report on Form 8-K dated February 12, 2008).
+10.15	Form of Stock-Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated February 2, 2009).
+10.16	Form of Restricted Stock Units Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 22, 2010).
+10.17	Form of Restricted Stock Units Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 31, 2011).
+10.18	Form of Restricted Stock Units Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 30, 2012).
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2014.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 7, 2014.

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

/s/ MYLLE H. MANGUM
Mylle H. Mangum Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haverty Furniture Companies, Inc. at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haverty Furniture Companies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated March 7, 2014 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 7, 2014

Haverty Furniture Companies, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2013	2012
Assets
Current assets
Cash and cash equivalents	$83,185	$53,550
Restricted cash and cash equivalents	7,016	7,013
Accounts receivable	8,172	9,710
Inventories	91,483	96,902
Prepaid expenses	6,494	9,532
Other current assets	4,349	3,187
Total current assets	200,699	179,894
Accounts receivable, long-term	832	814
Property and equipment	189,242	193,085
Deferred income taxes	13,253	24,366
Other assets	13,829	3,937
Total assets	$417,855	$402,096

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,810	$28,178
Customer deposits	19,008	20,963
Accrued liabilities	36,338	33,272
Deferred income taxes	—	6,595
Current portion of lease obligations	959	881
Total current liabilities	78,115	89,889
Lease obligations, less current portion	16,196	18,473
Other liabilities	25,280	34,306
Commitments	—	—
Total liabilities	119,591	142,668
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2013 – 27,853; 2012 – 27,212	27,853	27,212
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2013 – 2,915; 2012 – 3,297	2,915	3,297
Additional paid-in capital	77,406	73,803
Retained earnings	281,222	254,310
Accumulated other comprehensive loss	(15,412)	(23,378)
Less treasury stock at cost – Common Stock (2013 – 7,731; 2012 – 7,741) and Convertible Class A Common Stock (2013 and 2012 – 522)	(75,720)	(75,816)
Total stockholders’ equity	298,264	259,428
Total liabilities and stockholders’ equity	$417,855	$402,096
The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of income

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011

Net sales	$746,090	$670,073	$620,903
Cost of goods sold	344,594	318,038	300,187
Gross profit	401,496	352,035	320,716
Credit service charges	320	293	460
Gross profit and other revenue	401,816	352,328	321,176

Expenses:
Selling, general and administrative	348,599	328,826	315,865
Interest, net	1,107	624	737
Provision for doubtful accounts	120	165	167
Other income, net	(497)	(803)	(196)
Total expenses	349,329	328,812	316,573

Income before income taxes	52,487	23,516	4,603
Income tax expense (benefit)	20,222	8,605	(10,860)
Net income	$32,265	$14,911	$15,463

Basic earnings per share:
Common Stock	$1.45	$0.69	$0.71
Class A Common Stock	$1.37	$0.58	$0.67

Diluted earnings per share:
Common Stock	$1.41	$0.67	$0.70
Class A Common Stock	$1.35	$0.59	$0.67

Basic weighted average common shares outstanding:
Common Stock	19,865	19,096	18,633
Class A Common Stock	2,558	2,943	3,287

Diluted weighted average common shares outstanding:
Common Stock	22,815	22,382	22,153
Class A Common Stock	2,558	2,943	3,287

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of COMPREHENSIVE income

(In thousands)	Year Ended December 31,
	2013	2012	2011

Net income	$32,265	$14,911	$15,463
Other comprehensive income (loss)
Defined benefit pension plans:
Net gain (loss) during year	10,943	339	(10,315)
Amortization of prior service cost	210	210	210
Amortization of net loss	1,695	1,873	947
Tax	(4,882)	(921)	3,389
Defined benefit pension plan, net	7,966	1,501	(5,769)
Other comprehensive income	—	117	201
Total other comprehensive income (loss)	7,966	1,618	(5,568)
Total comprehensive income	$40,231	$16,529	$9,895

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Stockholders’ Equity

	Year Ended December 31,
(In thousands, except share and per share data)	2013		2012		2011
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	27,212,184	$27,212	26,578,193	$26,578	26,272,106	$26,272
Conversion of Class A Common Stock	382,199	382	344,802	345	211,440	212
Stock compensation transactions, net	259,029	259	289,189	289	94,647	94
Ending balance	27,853,412	27,853	27,212,184	27,212	26,578,193	26,578
Class A Common Stock:
Beginning balance	3,297,433	3,297	3,642,235	3,642	3,853,675	3,854
Conversion to Common Stock	(382,199)	(382)	(344,802)	(345)	(211,440)	(212)
Ending balance	2,915,234	2,915	3,297,433	3,297	3,642,235	3,642
Treasury Stock:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(8,263,557)	(75,816)	(8,271,024)	(75,847)	(8,282,677)	(75,959)
Directors’ Plan	10,143	96	25,649	249	11,653	112
Purchases	—	—	(18,182)	(218)	—	—
Ending balance	(8,253,414)	(75,720)	(8,263,557)	(75,816)	(8,271,024)	(75,847)
Additional Paid-in Capital:
Beginning balance		73,803		69,209		67,214
Stock option and restricted stock issuances		(1,928)		(1,605)		(237)
Tax benefit related to stock-based plans		1,754		289		15
Directors’ Plan		454		147		157
Amortization of restricted stock		3,323		2,553		2,060
Ending balance		77,406		73,803		69,209
Retained Earnings:
Beginning balance		254,310		264,083		251,229
Net income		32,265		14,911		15,463
Cash dividends (Common Stock: 2013 - $0.24; 2012 - $1.12 and 2011 - $0.12 per share Class A Common Stock: 2013 - $0.225, 2012 - $1.0625 and 2011 - $0.1125 per share)		(5,353)		(24,684)		(2,609)
Ending balance		281,222		254,310		264,083

Accumulated Other Comprehensive Loss:
Beginning balance		(23,378)		(24,996)		(19,428)
Pension liabilities adjustment, net of taxes		7,966		1,501		(5,769)
Other		—		117		201
Ending balance		(15,412)		(23,378)		(24,996)
Total Stockholders’ Equity		$298,264		$259,428		$262,669

The accompanying notes are an integral part of these consolidated financial statements

Haverty Furniture Companies, Inc.
Consolidated Statements of Cash flows

	Year ended December 31,
(In thousands)	2013	2012	2011

Cash Flows from Operating Activities
Net income	$32,265	$14,911	$15,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,450	19,415	18,242
Stock-based compensation expense	3,323	2,553	2,060
Tax benefit from stock-based plans	(1,754)	(289)	(15)
Deferred income taxes	(652)	(2,209)	(7,947)
Provision for doubtful accounts	120	165	167
Other	459	614	346
Changes in operating assets and liabilities:
Accounts receivable	1,400	1,210	2,299
Inventories	5,419	(3,458)	(1,775)
Customer deposits	(1,955)	6,391	987
Other assets and liabilities	(2,638)	1,819	(11,714)
Accounts payable and accrued liabilities	(1,548)	11,046	959
Net Cash Provided by Operating Activities	55,889	52,168	19,072
Cash Flows from Investing Activities
Capital expenditures	(20,202)	(25,014)	(17,566)
Restricted cash and cash equivalents	(3)	(200)	(6,813)
Other investing activities	85	448	157
Net Cash Used in Investing Activities	(20,120)	(24,766)	(24,222)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	—	—	—
Payments of borrowings under revolving credit facilities	—	—	—
Net change in borrowings under revolving credit facilities	—	—	—
Payments on lease obligations	(867)	(766)	(588)
Proceeds from exercise of stock options	872	2,457	285
Tax benefit from stock-based plans	1,754	289	15
Dividends paid	(5,353)	(24,684)	(2,609)
Other financing activities	(2,540)	(733)	(413)
Net Cash Used In Financing Activities	(6,134)	(23,437)	(3,310)
Increase (Decrease) in cash and Cash Equivalents	29,635	3,965	(8,460)
Cash and Cash Equivalents at Beginning of Year	53,550	49,585	58,045
Cash and Cash Equivalents at End of Year	$83,185	$53,550	$49,585

The accompanying notes are an integral part of these consolidated financial statements

Notes To Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges.   We have 119 showrooms in 16 states all operated using the Havertys name and we do not franchise our stores.  We offer financing through an internal revolving charge credit plan as well as a third-party finance company.  We operate in one reportable segment, home furnishings retailing.

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

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $27,588,000, $21,699,000 and $21,492,000 were charged to customers in 2013, 2012 and 2011, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $32,736,000, $31,411,000 and $31,218,000 in 2013, 2012 and 2011, respectively.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $64,302,000, $61,991,000 and $62,857,000 in 2013, 2012 and 2011, respectively.

Deferred Escalating Minimum Rent and Lease Incentives:
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as “Accrued liabilities.” The liability for deferred escalating minimum rent approximated $11,581,000 and $12,003,000 at December 31, 2013 and 2012, respectively. Any lease incentives we receive are deferred and subsequently amortized over a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $1,766,000 and $2,918,000 at December 31, 2013 and 2012, respectively.

Advertising Expense:
Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing.   The total amount of prepaid advertising costs included in other current assets was approximately $604,000 and $631,000 at December 31, 2013 and 2012, respectively.  We incurred approximately $43,030,000, $41,883,000 and $41,591,000 in advertising expense during 2013, 2012 and 2011, respectively.

Interest Expense, net:
Interest expense is comprised of amounts incurred related to our debt and lease obligations recorded on our balance sheet, net of interest income.  The total amount of interest expense was approximately $1,218,000, $866,000 and $845,000 during 2013, 2012 and 2011, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items outside of core operations.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. Beginning in 2012 we became primarily self-insured for employee group health care claims.  We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The reserves for self-insurance is included in accrued liabilities and other liabilities and totaled $8,220,000 and $7,227,000 at December 31, 2013 and 2012, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.  The assets that are related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $2,081,000 and $1,549,000 at December 31, 2013 and 2012, respectively, and are included in other assets.  The related liability of the same amount is included in other liabilities.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared.  The impairment loss calculation compares the carrying amount of the asset to the store’s assets’ estimated fair value, which is determined on the basis of fair value for similar assets or future cash flows (discounted and with interest charges).  If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value.  No such losses were recorded in 2013, 2012, and 2011.

Earnings Per Share:
We report our earnings per share using the two class method.  The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 12 for the computational components of basic and diluted earnings per share.

Comprehensive Income:
Accumulated other comprehensive income (“AOCI”), net of income taxes, were comprised of unrecognized pension liability adjustments totaling approximately $15,412,000 and $23,378,000 at December 31, 2013 and 2012, respectively. The amounts reclassified out of AOCI to SG&A related to our defined benefit pension plans.

Recently Issued and Adopted Accounting Pronouncement:

       In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which is effective prospectively for public companies for reporting periods beginning after December 15, 2012. This new accounting standard improves the reporting of reclassifications out of AOCI by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted this new guidance on January 1, 2013 and the adoption did not have a material effect on our consolidated financial statements.

    In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This accounting standard will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

Note 2, Accounts Receivable:

Amounts financed under our in-house credit programs, as a percent of net sales including sales tax, were approximately 3.6% in 2013, 4.6% in 2012 and 5.2% in 2011. The credit programs selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $8,395,000 in 2014, $766,000 in 2015, $128,000 in 2016 and $65,000 in 2017 for receivables outstanding at December 31, 2013.

Accounts receivable are shown net of the allowance for doubtful accounts of approximately $350,000 and $395,000 at December 31, 2013 and 2012, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. We assess the adequacy of the allowance account at the end of each quarter.  Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 16 states.

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $18,737,000 and $18,996,000 at December 31, 2013 and 2012, respectively. The use of the LIFO valuation method as compared to the FIFO method had a positive impact on our cost of goods sold of approximately $259,000 in 2013, and a negative impact of $886,000 in 2012 and $250,000 in 2011.  During 2013 and 2011, inventory quantities declined resulting in liquidations of LIFO inventory layers.  The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold by an immaterial amount in 2013 and approximately $211,000 or $0.01 per diluted share of common stock in 2011.  We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2013	2012
Land and improvements	$47,650	$46,703
Buildings and improvements	235,468	232,077
Furniture and fixtures	92,375	83,976
Equipment	39,954	37,346
Buildings under lease	19,577	22,177
Construction in progress	902	425
	435,926	422,704
Less accumulated depreciation	(240,808)	(225,048)
Less accumulated lease amortization	(5,876)	(4,571)
Property and equipment, net	$189,242	$193,085

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

The $50.0 million revolving credit facility is secured by inventory, accounts receivable, cash and certain other personal property.  Our Credit Agreement includes negative covenants that limit our ability to, among other things (a) incur, assume or permit to exist additional indebtedness or guarantees; (b) incur liens and engage in sale leaseback transactions or real estate sales in excess of $100.0 million; (c) pay dividends or redeem or repurchase capital stock; (d) engage in certain transactions with affiliates; and (e) alter the business that we conduct.  These covenants are not expected to impact our liquidity or capital resources.

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $53.2 million and there were no outstanding letters of credit at December 31, 2013.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the Credit Agreement at December 31, 2013, and we are in compliance with its terms and there exists no default or event of default.

Note 6, Accrued Liabilities and Other Liabilities:

Accrued liabilities and other liabilities consist of the following:

(In thousands)	2013	2012
Accrued liabilities:
Employee compensation, related taxes and benefits	$14,318	$11,798
Taxes other than income and withholding	8,231	7,782
Self-insurance reserves	5,326	4,095
Other	8,463	9,597
	$36,338	$33,272

Other liabilities:
Accrued defined benefit pension plan	$—	6,768
Straight-line lease liability	11,581	12,003
Other	13,699	15,535
	$25,280	$34,306

Note 7, Income Taxes:

Income tax expense (benefit) consists of the following:

(In thousands)	2013	2012	2011
Current
Federal	$18,253	$9,375	$(3,136)
State	2,621	1,439	223
	20,874	10,814	(2,913)

Deferred
Federal	(706)	(2,235)	(7,002)
State	54	26	(945)
	(652)	(2,209)	(7,947)
	$20,222	$8,605	$(10,860)

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2013	2012	2011
Statutory rates applied to income before income taxes	$18,370	$8,231	$1,565
State income taxes, net of Federal tax benefit	1,610	769	143
Net permanent differences	316	8	33
Change in deferred tax asset valuation allowance	(1,363)	(1,207)	(14,121)
Change in state credits	1,466	1,129	717
Change for net operating loss carrybacks, amended returns and related receivables	(204)	342	422
Change in deferred tax rate	—	(125)	274
Change in reserve for uncertain tax positions	—	(674)	42
Other	27	132	65
	$20,222	$8,605	$(10,860)

Our 2011 benefit includes a $717,000 impact of the change in treatment of ports credits by the state of Georgia.  These credits were almost completely reserved in our valuation allowance as are the remaining revised credits.  Our expense in 2013 and 2012 includes the impact of state credits which expired.  The change in state credits in 2013 and 2012 is the unused amounts which expired as of each of the end of the tax years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2013	2012
Deferred tax assets:
Accounts receivable related	$610	$578
Net property and equipment	11,977	10,313
Leases	5,007	5,608
Accrued liabilities	776	655
State tax credits	110	1,576
Pension	4,633	9,515
Other	28	37
Total deferred tax assets	23,141	28,282
Deferred tax liabilities:
Inventory related	8,951	8,446
Other	643	702
Total deferred tax liabilities	9,594	9,148
Valuation allowance	—	(1,363)
Net deferred tax assets	$13,547	$17,771

 Deferred tax assets and deferred tax liabilities which are current are netted against each other as are non-current deferred tax assets and non-current deferred tax liabilities as they relate to each tax-paying component for presentation in the consolidated balance sheets. These groupings are detailed in the following table:

(In thousands)	2013	2012
Current assets (liabilities):
Current deferred assets	$11,048	$5,060
Current deferred liabilities	(10,754)	(10,292)
Valuation allowance	—	(1,363)
	294	(6,595)
Non-current assets (liabilities):
Non-current deferred assets	39,974	46,997
Non-current deferred liabilities	(26,721)	(22,631)
	13,253	24,366
Net deferred tax assets	$13,547	$17,771

We review our deferred tax assets to determine the need for a valuation allowance based on evidence to conclude that it is more-likely-than-not they will be realized.

Our profitability in the fourth quarter of 2011 was sufficient such that we were no longer in a cumulative loss position.  The sustained improvements in our results since mid-2009 and a review of other positive and negative evidence led us to conclude that a valuation allowance for most of our net deferred tax assets was no longer required.  Accordingly, during the fourth quarter of 2011 we released $14.1 million of our valuation allowance.  As of December 31, 2012 and 2011 our valuation allowance on deferred tax assets was $1.4 million and $2.6 million, respectively, and was related to state income tax credits.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2009.

Uncertain Tax Positions:  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2013	2012	2011
Balance at January 1	$—	$783	$785
Gross increases – tax positions in prior period	—	—	38
Gross decreases – tax positions in prior period	—	—	(40)
Reductions related to settlements with taxing authorities and the lapse of the statute of limitations	—	(783)	—
Balance at December 31	$—	$—	$783

During 2012 we settled federal and state audits and the statute of limitations lapsed eliminating our unrecognized tax positions and reducing our effective tax rate by approximately $674,000.  Interest and penalties are recognized as components of income tax expense.  We had approximately $285,000 of accrued interest and penalties at December 31, 2011.

Note 8, Long-Term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:

(In thousands)	2013	2012
Revolving credit notes (a)	$—	$—
Lease obligations (b)	17,155	19,354
	17,155	19,354
Less portion classified as current	(959)	(881)
	$16,196	$18,473

(a)   We have a revolving credit agreement as described in Note 5.
(b) These obligations are related to retail stores under lease with aggregate net book values of approximately $13,701,000 and $17,607,000 at December 31, 2013 and 2012, respectively. The obligation and book values were reduced by $2,600,000 in 2013 as one property was completed and accounting for its lease finalized.

The approximate aggregate maturities of lease obligations during the five years subsequent to December 31, 2013 and thereafter are as follows:  2014 - $959,000; 2015 - $1,168,000; 2016 - $1,320,000, 2017 - $1,431,000; 2018 - $1,559,000 and $10,718,000 thereafter.  These maturities are net of imputed interest of approximately $6,847,000 at December 31, 2013.

Cash payments for interest were approximately $1,185,000, $834,000 and $790,000 in 2013, 2012 and 2011, respectively.

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

The following table summarizes information about our pension plan and SERP.

	Pension Plan		SERP
(In thousands)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of the year	$80,610	$77,677	$6,368	$6,175
Service cost	—	—	134	97
Interest cost	3,278	3,506	259	262
Actuarial losses	(6,838)	5,172	(595)	31
Benefits paid	(3,594)	(5,745)	(192)	(197)
Benefit obligation at end of year	73,456	80,610	5,974	6,368
Change in plan assets:
Fair value of plan assets at beginning of year	73,842	66,571	—	—
Employer contribution	4,200	3,000	192	197
Actual return on plan assets	8,456	10,016	—	—
Benefits paid	(3,594)	(5,745)	(192)	(197)
Fair value of plan assets at end of year	82,904	73,842	—	—
Funded status of the plan – (underfunded)	$9,448	$(6,768)	$(5,974)	$(6,368)

Accumulated benefit obligations	$73,456	$80,610	$5,974	$6,309

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
(In thousands)	2013	2012	2013	2012
Noncurrent assets	$9,448	$—	$—	$—
Current liabilities	—	—	(214)	(222)
Noncurrent liabilities	—	(6,768)	(5,760)	(6,146)
	$9,448	$(6,768)	$(5,974)	$(6,368)

Amounts recognized in accumulated other comprehensive income (loss) before the effect of income taxes consist of:

	Pension Plan		SERP
(In thousands)	2013	2012	2013	2012
Prior service cost	$—	$—	$(641)	$(851)
Net actuarial loss	(11,176)	(23,150)	(568)	(1,232)
	$(11,176)	$(23,150)	$(1,209)	$(2,083)

Net pension cost included the following components:

	Pension Plan			SERP
(In thousands)	2013	2012	2011	2013	2012	2011
Service cost-benefits earned during the period	$—	$—	$—	$134	$97	$102
Interest cost on projected benefit obligation	3,278	3,506	3,686	259	262	286
Expected return on plan assets	(4,948)	(4,474)	(4,230)	—	—	—
Amortization of prior service cost	—	—	—	210	210	210
Amortization of actuarial loss	1,627	1,847	941	68	26	6
Net pension costs	$(43)	$879	$397	$671	$595	$604

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2014 is approximately $316,000 for the pension plan and $210,000 for the SERP.

Assumptions
We use a measurement date of December 31 for our pension and other benefit plan. Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	2013	2012
Discount rate	4.93%	4.13%
Rate of compensation increase	n/a	3.50%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2013	2012	2011
Discount rate	4.13%	4.60%	5.45%
Expected long-term return on plan assets	6.65%	6.75%	7.10%
Rate of compensation increase	3.50%	3.50%	3.50%

For purposes of determining the periodic expense of our defined benefit plans, we use fair market value of plan assets as the market related value.

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

Security Class	Strategic Target	Tactical Range
Equity:
International Equity	10%	0% - 20%
Domestic Equity	15%	5% - 25%
Total Equity	25%	15% - 35%
U.S. Fixed Income	75%	65% - 85%
Cash	0%	0% - 10%
Total Fund	100%

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

	Fair Value Measurements
	December 31, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
Money Market Funds	$380	$380	$—	$518	$518	$—
Equity Securities:
Haverty Class A Common Stock	6,348	6,348		3,348	3,348
U.S. Large Cap Passive(a)	9,151		9,151	16,927		16,927
U.S. Small/Mid Cap Growth	1,183		1,183	2,162		2,162
U.S. Small/Mid Cap Value	1,174		1,174	2,052		2,052
International Equity	6,316		6,316	11,276		11,276
Emerging Markets Equity	1,530		1,530	2,891		2,891
	25,702	6,348	19,354	38,656	3,348	35,308

Fixed Income:
Opportunistic(b)	8,143		8,143	5,125		5,125
Passive	4,294		4,294	2,641		2,641
Long Duration Active(c)	16,964		16,964	10,278		10,278
Long Duration Passive	6,478		6,478	3,150		3,150
Long Duration Investment Grade(d)	20,943		20,943	13,474		13,474
	56,822	—	56,822	34,668	—	34,668
Total	$82,904	$6,728	$76,176	$73,842	$3,866	$69,976

(a)	This category comprises low-cost equity index funds not actively managed that track the S&P 500.
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

Cash Flows
There were no minimum funding requirements to the pension plan in 2013 or 2014.  We contributed $4,200,000 to the pension plan in 2013 and do not expect to make contributions in 2014. The following schedule outlines the expected benefit payments:

(In thousands)	Pension Plan	SERP
2014	$3,875	$214
2015	3,997	225
2016	4,157	256
2017	4,378	365
2018	4,528	370
2019-2023	23,454	2,100

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute.  We match employee contributions 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. We expensed matching employer contributions of approximately $3,104,000, $2,907,000 and $2,666,000 in 2013, 2012 and 2011, respectively.

We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note 11, Stock-Based Compensation Plans:

We have issued options and awards for Common Stock under two stock-based employee compensation plans, the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) and the 1998 Stock Option Plan (the “1998 Plan”). As of December 31, 2013, 715,433 shares were available for awards and options under the 2004 LTIP Plan.  No new awards may be granted under the 1998 Plan and as of December 31, 2013 all previously granted awards have been exercised, forfeited, or expired.

The following table summarizes our equity award activity during the years ended December 31, 2013, 2012 and 2011:

	Restricted Stock Award		Stock-Settled Appreciation Rights		Options
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	289,125	11.65	144,049	8.87	830,427	15.18
Granted	249,600	12.67	—	—	—	—
Exercised or restrictions lapsed(1)	(104,000)	12.03	—	—	(25,000)	10.81
Forfeited or expired	(2,700)	12.39	—	—	(513,327)	15.95
Outstanding at December 31, 2011	432,025	12.13	144,049	8.87	292,100	14.20
Granted	252,700	12.34	—	—	—	—
Exercised or restrictions lapsed(1)	(127,050)	11.87	(22,300)	8.94	(236,100)	12.89
Forfeited or expired	(1,750)	12.34			(6,000)	12.84
Outstanding at December 31, 2012	555,925	12.28	121,749	8.85	50,000	20.56
Granted	162,150	18.15	112,000	18.14	—	—
Exercised or restrictions lapsed(1)	(277,975)	12.24	(84,049)	8.90	(48,000)	20.75
Forfeited or expired	(3,100)	15.00	—	—	(2,000)	15.90
Outstanding at December 31, 2013	437,000	14.46	149,700	15.78	—	—
Exercisable at December 31, 2013			37,700	$8.76	—	—
Exercisable at December 31, 2012			96,224	$8.89	50,000	$20.56
Exercisable at December 31, 2011			80,508	$8.91	292,100	$14.20
(1) The total intrinsic value of options and stock-settled appreciation rights exercised was approximately $1,312,000, $760,000 and $49,000 in 2013, 2012 and 2011, respectively.

The weighted average fair value for the stock-settled appreciation rights granted in 2013 was $6.50 estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 1.0%, expected life of 6 years, expected volatility of 41.5% per year and expected dividend yield of 1.2%.  The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2013 was approximately $850,000 and $2,324,000, respectively.

The total fair value of restricted common stock shares that vested in 2013, 2012 and 2011 was approximately $6,308,000, $1,528,000 and $1,251,000, respectively.  The aggregate intrinsic value of outstanding restricted stock awards was $13,678,000 at December 31, 2013.

Grants of restricted common stock, restricted units, and stock-settled appreciation rights are made to certain officers and key employees under the 2004 LTIP Plan. The restrictions on the awards generally lapse or vest annually, primarily over four year periods. The compensation is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $3,323,000, $2,553,000 and $2,060,000 in 2013, 2012 and 2011, respectively. As of December 31, 2013, the total compensation cost related to unvested equity awards was approximately $4,412,000 and is expected to be recognized over a weighted-average period of 2.6 years.

Note 12, Earnings Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2013	2012	2011
Common:
Distributed earnings	$4,787	$21,721	$2,244
Undistributed earnings (loss)	23,972	(8,522)	11,005
Basic	28,759	13,199	13,249
Class A Common earnings	3,506	1,712	2,214
Diluted	$32,265	$14,911	$15,463
Class A Common:
Distributed earnings	$566	$2,963	$365
Undistributed earnings (loss)	2,940	(1,251)	1,849
	$3,506	$1,712	$2,214

Denominator:	2013	2012	2011
Common:
Weighted average shares outstanding - basic	19,865	19,096	18,633
Assumed conversion of Class A Common Stock	2,558	2,943	3,287
Dilutive options, awards and common stock equivalents	392	343	233
Total weighted average diluted Common Stock	22,815	22,382	22,153
Class A Common:
Weighted average shares outstanding	2,558	2,943	3,287

Basic net earnings per share
Common Stock	$1.45	$0.69	$0.71
Class A Common Stock	$1.37	$0.58	$0.67
Diluted net earnings per share
Common Stock	$1.41	$0.67	$0.70
Class A Common Stock	$1.35	$0.59	$0.67

At December 31, 2012, and 2011, we did not include options to purchase approximately 50,000 and 772,000 shares of Havertys Common Stock, respectively, in the computation of diluted earnings per common share because the exercise prices of those options were greater than the average market price and their inclusion would have been antidilutive.

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

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2014	$31,296
2015	30,941
2016	29,194
2017	26,850
2018	25,023
Subsequent to 2019	84,804
Total minimum payments	228,108
Less total minimum sublease rentals	(24)
Net minimum lease payments	$228,084

Step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Lease concessions for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

	2013	2012	2011
Property
Minimum	$27,370	$27,633	$28,347
Additional rentals based on sales	—	—	34
Sublease income	(146)	(137)	(292)
	27,224	27,496	28,089
Equipment	2,444	2,162	1,997
	29,668	$29,658	$30,086

Note 14, Supplemental Cash Flow Information:

Income Taxes Paid and Refunds Received
We paid state and federal income taxes of approximately $20,432,000, $9,197,000 and $513,000 in 2013, 2012 and 2011, respectively. We also received income tax refunds of approximately $3,003,000, $662,000 and $1,824,000 in 2013, 2012 and 2011, respectively.

Non-Cash Transactions
We increased property and equipment and lease obligations related to new retail stores by approximately $7,073,000 in 2012 and $4,535,000 in 2011. We reduced property and equipment and lease obligations by approximately $2,600,000 in 2013 as one property was completed and accounting for its lease finalized.

Note 15, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$186,090	$171,114	$192,722	$196,164
Gross profit	100,309	91,311	103,877	106,000
Credit service charges	86	76	78	79
Income before taxes	13,450	7,866	15,388	15,783
Net income	8,260	4,830	9,494	9,681
Basic net earnings per share:
Common	0.37	0.22	0.42	0.43
Class A Common	0.35	0.20	0.40	0.41
Diluted net earnings per share:
Common	0.36	0.21	0.42	0.42
Class A Common	0.34	0.20	0.40	0.41

The first quarter of 2013 includes a benefit of $0.8 million to gross profit, a $0.02 per share impact, for an out-of-period adjustment.

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$163,569	$151,519	$172,677	$182,307
Gross profit	85,341	79,749	90,673	96,271
Credit service charges	76	71	69	77
Income before taxes	4,021	3,766	5,636	10,093
Net income	2,457	2,361	3,314	6,779
Basic net earnings per share:
Common	0.11	0.11	0.15	0.31
Class A Common	0.11	0.10	0.14	0.28
Diluted net earnings per share:
Common	0.11	0.11	0.15	0.30
Class A Common	0.11	0.10	0.14	0.29

Because of rounding the amounts will not necessarily add to the totals computed for the year.  Also because of rounding and the use of the two class method in calculating per share data, the quarterly per share data will not necessarily add to the annual totals.

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc. and subsidiaries:

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2013:
Allowance for doubtful accounts	$395	$120	$165	$350
Reserve for cancelled sales and allowances	$1,152	$10,402	$10,277	$1,277

Year ended December 31, 2012:
Allowance for doubtful accounts	$525	$165	$295	$395
Reserve for cancelled sales and allowances	$1,100	$9,027	$8,975	$1,152

Year ended December 31, 2011:
Allowance for doubtful accounts	$700	$167	$342	$525
Reserve for cancelled sales and allowances	$1,210	$8,193	$8,303	$1,100

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.