Form 10-Q
period 2014-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2014-05-05
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2014

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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 30, 2014, were: Common Stock – 20,343,725; Class A Common Stock – 2,171,500.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$84,508	$83,185
Restricted cash and cash equivalents	8,017	7,016
Accounts receivable	7,421	8,172
Inventories	95,964	91,483
Prepaid expenses	6,853	6,494
Other current assets	2,796	4,349
Total current assets	205,559	200,699
Accounts receivable, long-term	752	832
Property and equipment	187,850	189,242
Deferred income taxes	13,203	13,253
Other assets	14,479	13,829
Total assets	$421,843	$417,855
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,082	$21,810
Customer deposits	24,745	19,008
Accrued liabilities	32,208	36,338
Current portion of lease obligations	1,012	959
Total current liabilities	76,047	78,115

Lease obligations, less current portion	15,916	16,196
Other liabilities	26,270	25,280
Commitments	—	—
Total liabilities	118,233	119,591
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2014 – 28,072; 2013 – 27,853;	28,072	27,853
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2014 – 2,696; 2013 – 2,915	2,696	2,915
Additional paid-in capital	78,331	77,406
Retained earnings	285,561	281,222
Accumulated other comprehensive loss	(15,330	(15,412)
Less treasury stock at cost – Common Stock (2014 and 2013 – 7,731) and Convertible Class A Common Stock (2014 and 2013 – 522)	(75,720	(75,720)
Total stockholders’ equity	303,610	298,264
Total liabilities and stockholders’ equity	$421,843	$417,855

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$181,737	$186,090
Cost of goods sold	83,875	85,781
Gross profit	97,862	100,309
Credit service charges	81	86
Gross profit and other revenue	97,943	100,395

Expenses:
Selling, general and administrative	87,674	86,662
Interest, net	273	278
Provision for doubtful accounts	48	13
Other (income) expense, net	(8)	(8)
	87,987	86,945

Income before income taxes	9,956	13,450
Income tax expense	3,827	5,190
Net income	$6,129	$8,260

Basic earnings per share:
Common Stock	$0.27	$0.37
Class A Common Stock	$0.26	$0.35

Diluted earnings per share:
Common Stock	$0.27	$0.36
Class A Common Stock	$0.26	$0.34

Basic weighted average shares outstanding:
Common Stock	20,157	19,717
Class A Common Stock	2,358	2,781

Diluted weighted average shares outstanding:
Common Stock	22,928	22,955
Class A Common Stock	2,358	2,781

Cash dividends per share:
Common Stock	$0.080	$0.0400
Class A Common Stock	$0.075	$0.0375

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$6,129	$8,260
Other comprehensive income
Defined benefit pension plans:
Amortization of prior service cost	32	32
Amortization of net loss	50	266
Total other comprehensive income, net of tax	82	298
Comprehensive income	$6,211	$8,558

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities:
Net income	$6,129	$8,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,380	5,342
Share-based compensation expense	926	803
Provision for doubtful accounts	48	13
Other	120	(216)
Changes in operating assets and liabilities:
Accounts receivable	783	586
Inventories	(4,481)	(665)
Customer deposits	5,737	(104)
Other assets and liabilities	1,664	(1,454)
Accounts payable and accrued liabilities	(7,858)	(7,176)
Net cash provided by operating activities	8,448	5,389
Cash Flows from Investing Activities:
Capital expenditures	(4,518)	(3,972)
Restricted cash and cash equivalents	(1,000)	(1)
Proceeds from sale of assets	409	2
Net cash used in investing activities	(5,109)	(3,971)
Cash Flows from Financing Activities:
Payments on lease obligations	(227)	(216)
Dividends paid	(1,789)	(883)
Net cash used in financing activities	(2,016)	(1,099)
Increase in cash and cash equivalents during the period	1,323	319
Cash and cash equivalents at beginning of period	83,185	53,550
Cash and cash equivalents at end of period	$84,508	$53,869

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

In the first quarter of 2013, we recorded an out-of-period adjustment related to our historical accrual process for certain vendors' pricing allowances.  The non-cash adjustment increased gross profit by $0.8 million or $0.02 per diluted share after tax for the three months ended March 31, 2013.  After evaluating the quantitative and qualitative aspects of this correction, management determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment is immaterial to our full year 2013 results.

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys’ Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE B – Restricted Cash and Cash Equivalents

Our insurance carrier requires us to collateralize a portion of our workers' compensation obligations. These escrowed funds are shown as restricted cash and cash equivalents on our consolidated balance sheet and are investments in money market funds held by an agent.  The annual agreement with our carrier governing these funds expires on December 31, 2014.

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 3.3% and 4.0% during the first three months of 2014 and 2013, respectively. The in-house credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $7.6 million in one year, $0.7 million in two years, and $0.2 million beyond two years for receivables outstanding at March 31, 2014.

Accounts receivable are shown net of the allowance for doubtful accounts of $0.4 million at March 31, 2014 and December 31, 2013. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

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

Our effective tax rates for the three months ended March 31, 2014 and 2013 were 38.4% and 38.6%, respectively.  The primary difference in the effective rate and the statutory rate is due to state income taxes.

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $2.4 million at March 31, 2014 and $2.1 million at  December 31, 2013 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Net pension costs included the following components (in thousands):

	Three Months Ended March 31,
	2014	2013

Service cost-benefits earned during period	$31	$27
Interest cost on projected benefit obligations	954	877
Expected return on plan assets	(1,214)	(1,243)
Amortization of prior service costs	52	52
Amortization of actuarial loss	79	428

Net pension costs	$(98)	$141

NOTE H – Stock Based Compensation Plan

As more fully discussed in Note 11 of the notes to the consolidated financial statements in our 2013 Annual Report on Form 10-K, we have awards outstanding for Common Stock under a stock-based employee compensation plan.

The following table summarizes our award activity during the three months ended March 31, 2014:

	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2013	437,000	$14.46	149,700	$15.78
Granted	138,565	28.92	—
Forfeited	(3,850)	20.80	—
Outstanding at March 31, 2014	571,715	17.92	149,700	$15.78
Exercisable at March 31, 2014	—	—	37,700	$8.76

Grants of equity awards are made to certain officers and key employees under the 2004 LTIP Plan. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2014, the Company granted 39,890 awards for which the shares ultimately issued will be based upon the achievement of various performance measures.  The restricted units earned under most of these awards vest after three years. The compensation is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the three months ended March 31, 2014 was approximately $0.9 million and $0.8 million in 2013. The aggregate intrinsic value of outstanding restricted common stock grants was $17.0 million at March 31, 2014. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at March 31, 2014 was approximately $0.8 million and $2.1 million, respectively.

As of March 31, 2014, the remaining unamortized compensation cost related to unvested equity awards was approximately $7.0 million and scheduled to be recognized over a weighted-average period of 2.7 years.

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

The following is a reconciliation of the earnings and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended March 31,
	2014	2013
Numerator:
Common:
Distributed earnings	$1,610	$780
Undistributed earnings	3,905	6,503
Basic	5,515	7,283
Class A Common earnings	614	977
Diluted	$6,129	$8,260

Class A Common:
Distributed earnings	$179	$103
Undistributed earnings	435	874
	$614	$977
Denominator:
Common:
Weighted average shares outstanding - basic	20,157	19,717
Assumed conversion of Class A Common Stock	2,358	2,781
Dilutive options, awards and common stock equivalents	413	457

Total weighted-average diluted Common Stock	22,928	22,955

Class A Common:
Weighted average shares outstanding	2,358	2,781

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2014					2013
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$181.7	(2.3)%	$(4.4)	(0.9)%	$(1.6)	$186.1	13.8%	$22.5	11.5%	$18.7

Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

The severe winter weather during the first quarter of 2014 impacted approximately 75% of our locations.  Our 30 most southern locations which were not affected posted increased comparable store sales of 7.3% for the quarter.

Our average written ticket continues to grow and for the first quarter was up 5.1% over the prior year corresponding period and up 3.3% sequentially. This growth was driven by product mix and our in-home design program.  The custom order segment of our upholstery continued to show strength in the first quarter of 2014 as written business increased 11.0%.

Gross Profit

Gross profit for the first quarter of 2014 was 53.8%, up 30 basis points compared to the prior year period. In the first quarter of 2013 gross profit was 53.5%, excluding the 45 basis point positive impact of an $0.8 million or $0.02 per share out-of-period adjustment.

Factors in generating the improvement in gross profit were: our expansion of upper-middle price point products in our assortment, our focus on pricing discipline, and continued favorable trends for inbound ocean freight costs.

We plan to remain competitive, but not overly aggressive with our pricing structure.  We expect our gross profit for the 2014 year will be 53.8% barring the effect of LIFO accounting for any future changes in landed merchandise costs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total SG&A dollars for the first quarter of 2014 increased $1.0 million compared to the prior year period.  We had higher planned expenditures for advertising and marketing in the first three months of 2014 compared to 2013 and ran fewer vendor supported events in 2014 resulting in a $0.6 million increase in expense.  Our warehouse and delivery expense rose $0.9 million in the current year period as personnel and insurance costs increases together with some disruptions from winter storms were not offset by reductions from slightly fewer deliveries.  Our administrative expenses declined $0.4 million as increased wages, stock compensation expense and travel costs were offset by reductions in incentive compensation.

Our fixed and discretionary type expenses within SG&A costs for the full year 2014 are expected to be approximately $231 million to $234 million versus the $224 million for the same costs in 2013.  These expenses are expected to be incurred at a slightly higher rate in the second half of the year.  The variable costs within SG&A for the full year 2014 are anticipated to be 17.0% to 17.2% as a percent of sales.

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

We also have a $50.0 million revolving credit facility.  Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $50.0 million and there were no outstanding letters of credit at March 31, 2014.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the facility at March 31, 2014.

Summary of Cash Activities

Our cash flows provided by operating activities totaled $8.4 million in the first three months of 2014 compared to $5.4 million for the same period of 2013.  This increase was primarily due to an increase in customer deposits and a decrease in other current assets and an increase in other liabilities partially offset by increased inventories and lower earnings in 2014. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $5.1 million in the first three months of 2014 versus $4.0 million for the same period of 2013. This increase was primarily due to increased funds held in an escrow account as collateral for our insurance coverages.

Financing activities used cash of $2.0 million in the first three months of 2014 compared to $1.1 million for the same period of 2013.  The increase was due to the doubling of the dividend per share paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the three Months Ended March 31, 2014

Our balance sheet as of March 31, 2014, as compared to our balance sheet as of December 31, 2013, changed as follows:

  increase in inventories of $4.5 million as is typical for the first quarter;
  decrease in other current assets of $1.6 million primarily due to a lower receivable from our third party credit provider;
  decrease in accounts payable of $3.7 million due to timing of payments and receipt of inventory;
  increase in customer deposits of $5.7 million as special order and undelivered cash sales increased; and
  decrease in accrued liabilities of $4.1 million due to timing of payments partly offset by additional amounts related to insurance.
Store Plans and Capital Expenditures

Planned capital expenditures for 2014 are $35.0 million.  We expect to open six new locations in existing markets and complete one major expansion during the year.  Three of the new stores are relocations and we plan to close two additional stores at the end of their lease term.  These changes will increase selling square footage approximately 1.8% and increase our store count to 120 assuming the store changes occur as planned.

Our current plans for 2015 include opening five stores each in a new market within our distribution network.

Off-Balance Sheet Arrangements

As of March 31, 2014 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2013. We had no significant changes in those critical accounting estimates since our last annual report.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014, and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three  months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 5, 2014	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)