Form 10-K/A
period 2013-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2014-05-07
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Haverty Furniture Companies, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), as an exhibit only filing in response to communications with the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.13, Item 15 of Part IV.  This Amendment is being filed solely to re-file Exhibit 10.13 with revised redactions.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K originally filed on March 7, 2014. This Amendment does not reflect events that have occurred after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure as presented in the original filing of our Annual Report on Form 10-K.

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

(2)                 Financial Statement Schedule.

See Index to Consolidated Financial Statements appearing on page F-1 of the Form 10-K.

Schedule II – Valuation and Qualifying Accounts

See Index to Consolidated Financial Statements appearing on page F-1 of the Form 10-K.

         Financial statements schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the financial statements or the notes thereto.

(3)	Exhibits:

        See Exhibit Index attached hereto and incorporated by reference herein.

*	Indicates filed herewith.
**	Indicates previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
***	Indicates previously furnished with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Exhibit No.	Exhibit
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).
3.2	Amended and Restated By-Laws of Haverty Furniture Companies, Inc., as amended effective April 30, 2007 (Exhibit 3.2 to our 2007 First Quarter Form 10-Q).
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

+10.4	2004 Long-Term Incentive Compensation Plan effective as of May 10, 2004 (Exhibit 5.1 to our Registration Statement on Form S-8, File No. 333-120352).

Exhibit No.	Exhibit

**+10.5	Amended and Restated Directors’ Compensation Plan, effective as of February 18, 2014.
+10.6	Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009 (Exhibit 10.9 to our 2009 Form 10-K).
+10.7	Form of Agreement dated December 9, 2011 regarding Change in Control with the Named Executive Officers and a Management Director (Exhibit 10.6 to our 2011 Form 10-K).
+10.8	Form of Agreement dated December 9, 2011, regarding Change in Control with Executive Officers who are not Named Executive Officers or Management Directors (Exhibit 10.7 to our 2011 Form 10-K).
+10.9	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).
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
*10.13

Amended and Restated Retailer Program Agreement, dated November 5, 2013, between Haverty Furniture Companies, Inc. and GE Capital Retail Bank (formerly known as GE Money Bank).  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

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

**21	Subsidiaries of Haverty Furniture Companies, Inc.
**23.1	Consent of Independent Registered Public Accounting Firm.
**31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
**31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.3	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.4	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
***32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2014.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer