Form 10-Q
period 2014-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2014-08-06
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended June 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
(404) 443-2900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒

The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of July 31, 2014, were:   Common Stock – 20,531,215; Class A Common Stock – 2,154,000.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$87,843	$83,185
Restricted cash and cash equivalents	8,017	7,016
Accounts receivable	6,730	8,172
Inventories	94,799	91,483
Prepaid expenses	7,983	6,494
Other current assets	2,299	4,349
Total current assets	207,671	200,699
Accounts receivable, long-term	709	832
Property and equipment	203,643	189,242
Deferred income taxes	13,153	13,253
Other assets	15,116	13,829
Total assets	$440,292	$417,855
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$19,385	$21,810
Customer deposits	27,277	19,008
Accrued liabilities	30,746	36,338
Current portion of lease obligations	1,537	959
Total current liabilities	78,945	78,115

Lease obligations, less current portion	29,353	16,196
Other liabilities	26,072	25,280
Commitments	—	—
Total liabilities	134,370	119,591
Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2014 – 28,253; 2013 – 27,853;	28,253	27,853
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2014 – 2,676; 2013 – 2,915	2,676	2,915
Additional paid-in capital	77,289	77,406
Retained earnings	288,586	281,222
Accumulated other comprehensive loss	(15,250	(15,412)
Less treasury stock at cost – Common Stock (2014 – 7,722; 2013 – 7,731) and Convertible Class A Common Stock (2014 and 2013 – 522)	(75,632	(75,720)
Total stockholders' equity	305,922	298,264
Total liabilities and stockholders' equity	$440,292	$417,855

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$175,132	$171,114	$356,869	$357,204
Cost of goods sold	80,988	79,803	164,863	165,585
Gross profit	94,144	91,311	192,006	191,619
Credit service charges	71	76	151	162
Gross profit and other revenue	94,215	91,387	192,157	191,781

Expenses:
Selling, general and administrative	86,266	83,197	173,940	169,859
Interest, net	218	277	490	555
Provision for doubtful accounts	85	32	133	45
Other (income) expense, net	(166)	15	(174)	6
	86,403	83,521	174,389	170,465

Income before income taxes	7,812	7,866	17,768	21,316
Income tax expense	2,983	3,036	6,810	8,226
Net income	$4,829	$4,830	$10,958	$13,090

Basic earnings per share:
Common Stock	$0.21	$0.22	$0.49	$0.59
Class A Common Stock	$0.20	$0.20	$0.46	$0.56

Diluted earnings per share:
Common Stock	$0.21	$0.21	$0.48	$0.58
Class A Common Stock	$0.20	$0.20	$0.46	$0.55

Basic weighted average shares outstanding:
Common Stock	20,454	19,807	20,307	19,654
Class A Common Stock	2,162	2,614	2,259	2,682

Diluted weighted average shares outstanding:
Common Stock	22,940	22,791	22,934	22,754
Class A Common Stock	2,162	2,614	2,259	2,682

Cash dividends per share:
Common Stock	$0.0800	$0.0400	$0.1600	$0.0800
Class A Common Stock	$0.0750	$0.0375	$0.1500	$0.0750

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$4,829	$4,830	$10,958	$13,090
Other comprehensive income
Defined benefit pension plans:
Amortization of prior service cost	32	32	64	64
Amortization of net loss	48	266	98	532
Total other comprehensive income	80	298	162	596
Comprehensive income	$4,909	$5,128	$11,120	$13,686

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$10,958	$13,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,960	10,486
Share-based compensation expense	1,767	2,038
Provision for doubtful accounts	133	45
Other	553	448
Changes in operating assets and liabilities:
Accounts receivable	1,432	1,364
Inventories	(3,316)	(836)
Customer deposits	8,269	1,680
Other assets and liabilities	328	(4,267)
Accounts payable and accrued liabilities	(8,017)	(11,071)
Net cash provided by operating activities	23,067	12,977

Cash Flows from Investing Activities:
Capital expenditures	(11,699)	(10,225)
Restricted cash and cash equivalents	(1,001)	(2)
Other	406	6
Net cash used in investing activities	(12,294)	(10,221)

Cash Flows from Financing Activities:
Payments on lease obligations	(462)	(437)
Dividends paid	(3,593)	(1,776)
Proceeds from exercise of stock options	—	623
Taxes on vested restricted shares	(2,060)	(2,456)
Net cash used in financing activities	(6,115)	(4,046)

Increase (decrease) in cash and cash equivalents during the period	4,658	(1,290)
Cash and cash equivalents at beginning of period	83,185	53,550
Cash and cash equivalents at end of period	$87,843	$52,260

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Business and Reporting Policies

Haverty Furniture Companies, Inc. ("Havertys," "the Company," "we," "our," or "us") is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate in one reportable segment, home furnishings retailing. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included.

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

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all ASU's. Newly effective ASU's not noted herein were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys' Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 3.4% and 4.0% during the first six months of 2014 and 2013, respectively. The in-house credit program selected most often by our customers is "12 months no interest with equal monthly payments."  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $6.7 million in one year, $0.9 million in two years, and $0.2 million beyond two years for receivables outstanding at June 30, 2014.

Accounts receivable are shown net of the allowance for doubtful accounts of $0.4 million at June 30, 2014 and December 31, 2013. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no "interest on interest" is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 16 states.

NOTE D – Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on actual inventory levels. Accordingly, interim LIFO calculations must necessarily be based on management's estimates. Since these estimates may be affected by factors beyond management's control, interim results are subject to change based upon the final year-end LIFO inventory valuations.

NOTE E – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rates for the six months ended June 30, 2014 and 2013 were 38.3% and 38.6%, respectively.  The primary difference in the effective rate and the statutory rate is due to state income taxes.

NOTE F – Fair Value of Financial Instruments
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $2.6 million at June 30, 2014 and $2.1 million at  December 31, 2013 and are included in other assets.  The related liability of the same amount is included in other liabilities.

NOTE G – Pension Plans

We have a defined benefit pension plan covering substantially all employees hired on or before December 31, 2005.  The pension plan was closed to any employee hired after that date.  The benefits are based on years of service and the employee's final average compensation.  Effective January 1, 2007, no new benefits are earned under this plan for additional years of service after December 31, 2006.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 13, 2014 this plan was terminated effective July 20, 2014.  The termination process is expected to take 12 to 18 months with the settlement of most of the plan's obligations by the end of 2014.

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

Net pension costs included the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Service cost-benefits earned during period	$31	$27	$62	$54
Interest cost on projected benefit obligations	954	877	1,908	1,754
Expected return on plan assets	(1,214)	(1,243)	(2,428)	(2,486)
Amortization of prior service costs	52	52	104	104
Amortization of actuarial loss	79	428	158	856

Net pension costs	$(98)	$141	$(196)	$282

NOTE H – Stock Based Compensation Plan
As more fully discussed in Note 11 of the notes to the consolidated financial statements in our 2013 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the six months ended June 30, 2014:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2013	437,000	$14.46	149,700	$15.78
Granted	146,248	28.73	—	—
Restrictions lapsed or exercised	(235,925)	14.01	(11,875)	12.80
Forfeited	(16,060)	21.25	(6,000)	18.14
Outstanding at June 30, 2014	331,263	$20.75	131,825	$15.94
Exercisable at June 30, 2014	—	—	53,825	$12.75

Grants of equity awards are made to certain officers and key employees under the 2004 and 2014 LTIP Plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2014, the Company granted 39,890 awards for which the shares ultimately issued will be based upon the achievement of various performance measures.  The restricted units earned under most of these awards vest after three years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the six months ended June 30, 2014 was approximately $1.8 million and $2.0 million in 2013. The aggregate intrinsic value of outstanding restricted common stock grants was $8.3 million at June 30, 2014. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at June 30, 2014 was approximately $0.7 million and $1.2 million, respectively.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2014, the remaining unamortized compensation cost related to unvested equity awards was approximately $6.1 million and scheduled to be recognized over a weighted-average period of 2.5 years.

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

The following is a reconciliation of the earnings and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Common:
Distributed earnings	$1,642	$797	$3,253	$1,577
Undistributed earnings	2,748	3,497	6,659	10,013
Basic	4,390	4,294	9,912	11,590
Class A Common earnings	439	536	1,046	1,500
Diluted	$4,829	$4,830	$10,958	$13,090

Class A Common:
Distributed earnings	$162	$96	$340	$199
Undistributed earnings	277	440	706	1,301
	$439	$536	$1,046	$1,500
Denominator:
Common:
Weighted average shares outstanding - basic	20,454	19,807	20,307	19,654
Assumed conversion of Class A Common Stock	2,162	2,614	2,259	2,682
Dilutive options, awards and common stock equivalents	324	370	368	418

Total weighted-average diluted Common Stock	22,940	22,791	22,934	22,754

Class A Common:
Weighted average shares outstanding	2,162	2,614	2,259	2,682

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2014					2013
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$181.7	(2.3)%	$(4.4)	(0.9)%	$(1.6)	$186.1	13.8%	$22.5	11.5%	$18.7
Q2	175.1	2.4	4.0	3.2	5.3	171.1	12.9	19.6	11.2	16.7
First Half	$356.9	(0.1)%	$(0.3)	1.1%	$3.7	$357.2	13.4%	$42.1	11.3%	$35.4
Q3	—	—	—	—	—	192.7	11.6	20.0	11.8	20.0
Q4	—	—	—	—	—	196.2	7.6	13.9	9.5	16.6
Year	—	—	—	—	—	$746.1	11.3%	$76.0	11.0%	$72.0

Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Sales for the second quarter showed growth in all product categories except case goods.  Supplier order fulfillment of wood products continued to challenge sales in this important category.  We expect lead times to stabilize over the remainder of the year.  Our sales for the first half of 2014 were virtually flat against 2013 and were hampered by the severe winter weather during the first quarter of 2014 which impacted approximately 75% of our locations.

Our average written ticket continues to grow and rose 3.6% for the second quarter and 4.4% for the first half of the year. This growth was driven by product mix and our in-home design program.  The custom order segment of our upholstery continued to show strength as written business increased 12.8%  in the second quarter of 2014 and 11.8% for the first half.

Gross Profit

Gross profit for the second quarter of 2014 was 53.8%, up 40 basis points compared to the prior year period. Gross profit for the six months ended June 30, 2014 was 53.8%.  In the second quarter of 2013 gross profit was 53.4%, excluding the 20 basis point positive impact of an $0.8 million or $0.02 per share out-of-period adjustment recorded in the first quarter.

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

Total SG&A expenses as a percent of sales for the three months ended June 30, 2014 increased 70 basis points to 49.3% from 48.6% in the prior year period.  Total SG&A dollars for the second quarter of 2014 increased $3.1 million compared to the prior year period.  Our warehouse and delivery expenses increased $1.5 million due to increased wages and benefits and insurance costs.  Selling expenses rose in line with sales and increased $0.9 million.  Our planned advertising costs were $0.8 million higher in the current year and store expansion and improvement increased depreciation expense $0.5 million.  The reductions in incentive compensation and other personnel costs were partly offset by greater technology expense as administrative costs declined $0.8 million.

SG&A costs for the first half of 2014 increased 110 basis points to 48.7% as a percent of sales from 47.6%.  Total SG&A dollars for the six months ended June 30, 2014 rose $4.1 million compared to the prior year period. We had higher planned expenditures for advertising and marketing in 2014 compared to 2013 and ran fewer vendor supported events in 2014 resulting in a $1.5 million increase in expense in the first half.  Our warehouse and delivery expenses rose $2.4 million in the current year period as personnel and insurance costs increases together with some disruptions from winter storms were not offset by reductions from slightly fewer deliveries.  Our administrative expenses declined $1.3 million as decreased incentive compensation expense and related costs and benefits were offset by increases in technology and travel expenses.

Our expectations for SG&A costs for 2014 are substantially unchanged from that described in our annual report on Form 10-K filed on March 7, 2014.  Our normal fixed and discretionary type expenses within SG&A costs for the full year 2014 are expected to be approximately $232 million to $233 million versus the $224 million for the same costs in 2013.  Approximately $112 million of these expenses were incurred in the first half of 2014. The variable type costs within SG&A for the full year of 2014 are anticipated to be approximately 17.2% as a percent of sales, with such expenses having run at a 17.4% rate in the first half.

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

We also have a $50.0 million revolving credit facility.  Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $50.0 million and there were no outstanding letters of credit at June 30, 2014.  Amounts available are based on the lesser of the borrowing base of $49.6 million or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.4 million.  There were no borrowed amounts outstanding under the facility at June 30, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary of Cash Activities
Our cash flows provided by operating activities totaled $23.1 million in the first half of 2014 compared to $13.0 million for the same period of 2013. This increase was primarily due to an increase in customer deposits and a decrease in accrued liabilities partially offset by increased inventories and lower earnings in 2014. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $12.3 million in the first six months of 2014 versus $10.2 million for the same period of 2013. This increase was primarily due to increased funds held in an escrow account as collateral for our insurance coverages.

Financing activities used cash of $6.1 million in the first six months of 2014 compared to $4.0 million for the same period of 2013.  The increase was due to the doubling of the dividend per share paid.

Balance Sheet Changes for the Six Months Ended June 30, 2014

Our balance sheet as of June 30, 2014, as compared to our balance sheet as of December 31, 2013, changed as follows:

•	increase in inventories of $3.3 million as December 31 inventory levels were low and vendor delays continue;
•	increase in property and equipment of $14.4 million primarily due to five additional leased properties recorded on our balance sheet;
•	increase in customer deposits of $8.3 million as special order and undelivered sales increased;
•	decrease in accrued liabilities of $5.6 million primarily due to timing of payments; and
•	increase in lease obligations of $13.7 million for five additional properties recorded on our balance sheet.

Store Plans and Capital Expenditures

Planned capital expenditures for 2014 are $35.0 million.  We expect to open six new locations in existing markets and complete one major expansion during the year.  Three of the new stores are relocations and we plan to close two additional stores at the end of their lease term.  These changes will increase selling square footage approximately 2.0% and increase our store count to 120 assuming the store changes occur as scheduled.

Our current plans for 2015 include opening five stores each in a new market within our distribution network.

Off-Balance Sheet Arrangements
As of June 30, 2014 we had no off-balance sheet arrangements or obligations.

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

Forward-Looking Information
Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies and similar matters, and those that include the words "believes," "anticipates," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  For those statements, Havertys claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties.  The following important factors could cause future results to differ: changes in the economic environment; changes in the housing market; changes in industry conditions; competition; merchandise costs; energy costs; timing and level of capital expenditures; introduction of new products; rationalization of operations; and other risks identified in Havertys' SEC reports and public announcements.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to our financial instruments and their related market risks since the date of the Company's most recent annual report.

Item 4.                          Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.                          Exhibits

(a)  Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective May 12, 2010 (Exhibit 3.2 to our First Quarter 2010 Form 10-Q).
10.1	2014 Long-Term Incentive Compensation Plan effective as of May 12, 2014 (Appendix A to our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014, and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the six  months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 6, 2014	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)