Form 10-Q
period 2014-11-03
HAVERTY FURNITURE COMPANIES INC
filed 2014-11-03
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of October 31, 2014, were:   Common Stock – 20,537,979; Class A Common Stock – 2,148,000.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$78,659	$83,185
Restricted cash and cash equivalents	8,017	7,016
Accounts receivable	6,647	8,172
Inventories	94,822	91,483
Prepaid expenses	7,265	6,494
Other current assets	4,292	4,349
Total current assets	199,702	200,699
Accounts receivable, long-term	692	832
Property and equipment	213,254	189,242
Deferred income taxes	13,197	13,253
Other assets	15,623	13,829
Total assets	$442,468	$417,855
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$23,984	$21,810
Customer deposits	28,821	19,008
Accrued liabilities	36,964	36,338
Current portion of lease obligations	1,820	959
Total current liabilities	91,589	78,115

Lease obligations, less current portion	34,792	16,196
Other liabilities	26,059	25,280
Commitments	—	—
Total liabilities	152,440	119,591
Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2014 – 28,260; 2013 – 27,853;	28,260	27,853
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2014 – 2,670; 2013 – 2,915	2,670	2,915
Additional paid-in capital	77,871	77,406
Retained earnings	272,027	281,222
Accumulated other comprehensive loss	(15,168)	(15,412)
Less treasury stock at cost – Common Stock (2014 – 7,722; 2013 – 7,731) and Convertible Class A Common Stock (2014 and 2013 – 522)	(75, 632)	(75,720)
Total stockholders' equity	290,028	298,264
Total liabilities and stockholders' equity	$442,468	$417,855

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$198,541	192,722	$555,411	$549,926
Cost of goods sold	92,338	88,845	257,201	254,430
Gross profit	106,203	103,877	298,210	295,496
Credit service charges	72	78	223	240
Gross profit and other revenue	106,275	103,955	298,433	295,736

Expenses:
Selling, general and administrative	93,575	88,286	267,515	258,145
Interest, net	175	282	666	837
Provision for doubtful accounts	69	51	203	96
Other (income) expense, net	(12)	(52)	(186)	(46)
	93,807	88,567	268,198	259,032

Income before income taxes	12,468	15,388	30,235	36,704
Income tax expense	4,644	5,894	11,454	14,120
Net income	$7,824	9,494	$18,781	$22,584

Basic earnings per share:
Common Stock	$0.35	0.42	$0.84	$1.01
Class A Common Stock	$0.33	0.40	$0.75	$0.96

Diluted earnings per share:
Common Stock	$0.34	0.42	$0.82	$0.99
Class A Common Stock	$0.33	0.40	$0.76	$0.95

Basic weighted average shares outstanding:
Common Stock	20,535	20,047	20,383	19,786
Class A Common Stock	2,151	2,455	2,223	2,606

Diluted weighted average shares outstanding:
Common Stock	22,939	22,855	22,936	22,783
Class A Common Stock	2,151	2,455	2,223	2,606

Cash dividends per share:
Common Stock	$1.080	0.080	$1.240	$0.16
Class A Common Stock	$1.025	0.075	$1.175	$0.15

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$7,824	$9,494	$18,781	$22,584
Other comprehensive income
Defined benefit pension plans:
Amortization of prior service cost	33	33	97	97
Amortization of net loss	49	255	147	787
Total other comprehensive income	82	288	244	884
Comprehensive income	$7,906	$9,782	$19,025	$23,468

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$18,781	$22,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,632	15,811
Share-based compensation expense	2,530	2,682
Provision for doubtful accounts	203	96
Other	549	394
Changes in operating assets and liabilities:
Accounts receivable	1,462	1,481
Inventories	(3,339)	5,302
Customer deposits	9,813	2,082
Other assets and liabilities	(379)	(3,538)
Accounts payable and accrued liabilities	2,800	(5,857)
Net cash provided by operating activities	49,052	41,037
Cash Flows from Investing Activities:
Capital expenditures	(22,049)	(16,720)
Restricted cash and cash equivalents	(1,001)	—
Other	407	7
Net cash used in investing activities	(22,643)	(16,713)

Cash Flows from Financing Activities:
Payments on lease obligations	(729)	(643)
Dividends paid	(27,976)	(3,564)
Proceeds from exercise of stock options	—	872
Taxes on vested restricted shares	(2,060)	(2,461)
Other	(170)	—
Net cash used in financing activities	(30,935)	(5,796)
(Decrease) increase in cash and cash equivalents during the period	(4,526)	18,528
Cash and cash equivalents at beginning of period	83,185	53,550
Cash and cash equivalents at end of period	$78,659	$72,078

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

In the first quarter of 2013, we recorded an out-of-period adjustment related to our historical accrual process for certain vendors' pricing allowances.  The non-cash adjustment increased gross profit by $0.8 million or $0.02 per diluted share after tax for the nine months ended September 30, 2013.  After evaluating the quantitative and qualitative aspects of this correction, management determined that our previously issued quarterly and annual consolidated financial statements were not materially misstated and that the out-of-period adjustment was immaterial to our full year 2013 results.

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

NOTE C – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 3.4% and 3.9% during the first nine months of 2014 and 2013, respectively. The in-house credit program selected most often by our customers is "12 months no interest with equal monthly payments."  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $6.8 million in one year, $0.7 million in two years, and $0.2 million beyond two years for receivables outstanding at September 30, 2014.

Accounts receivable are shown net of the allowance for doubtful accounts of $0.4 million at September 30, 2014 and December 31, 2013. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no "interest on interest" is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

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

Our effective tax rates for the nine months ended September 30, 2014 and 2013 were 37.9% and 38.5%, respectively.  The primary difference in the effective rate and the statutory rate is due to state income taxes.

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $2.6 million at September 30, 2014 and $2.1 million at December 31, 2013 and are included in other assets.  The related liability of the same amount is included in other liabilities.

NOTE G – Pension Plans

On May 13, 2014, our defined benefit plan was terminated effective July 20, 2014.  The plan was previously amended to cease (or "freeze") benefit accruals for eligible employees under the Plan effective December 31, 2006 when we transitioned to a stronger emphasis on the employees savings/retirement (401(k)) plan.   Additional information regarding the defined benefit plan can be found in our Annual Report on Form 10-K for the year ended December 31, 2013.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Participants will have a choice of receiving a lump sum, roll-over or annuity and retirees already receiving payments will continue under their current elections. In connection with the termination and settlement of the Plan's obligations, we expect to record a non-cash charge by an amount not yet determined. The actual amount will depend upon the number of participants electing the lump sum or roll-over payment options, various actuarial assumptions, including the discount rate, and the value of the Plan's assets at the settlement date. We will fund any amounts required for settlement in excess of the Plan's assets and record as an additional one time charge.  Finalizing the termination process is expected to take several months with the settlement of most of the Plan's obligations by the end of 2014.

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

Net pension costs included the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Service cost-benefits earned during period	$31	$46	$93	$100
Interest cost on projected benefit obligations	954	899	2,862	2,653
Expected return on plan assets	(1,214)	(1,225)	(3,642)	(3,711)
Amortization of prior service costs	53	53	157	157
Amortization of actuarial loss	79	417	237	1,273
Net pension costs	$(97)	$190	$(293)	$472

NOTE H – Stock Based Compensation Plan
As more fully discussed in Note 11 of the notes to the consolidated financial statements in our 2013 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the nine months ended September 30, 2014:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2013	437,000	$14.46	149,700	$15.78
Granted	146,748	28.72	—	—
Restrictions lapsed or exercised	(235,925)	14.01	(13,725)	12.30
Forfeited	(16,260)	21.34	(6,000)	18.14
Outstanding at September 30, 2014	331,563	$20.75	129,975	$16.04
Exercisable at September 30, 2014	—	—	51,975	$12.88

Grants of equity awards are made to certain officers and key employees under the 2004 and 2014 LTIP Plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2014, the Company granted 39,890 awards for which the shares ultimately issued will be based upon the achievement of various performance measures.  The restricted units earned under most of these

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

awards vest after three years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the nine months ended September 30, 2014 was approximately $2.5 million and $2.7 million in 2013. The aggregate intrinsic value of outstanding restricted common stock grants was $7.2 million at September 30, 2014. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at September 30, 2014 was approximately $0.5 million and $0.7 million, respectively.
As of September 30, 2014, the remaining unamortized compensation cost related to unvested equity awards was approximately $5.3 million and scheduled to be recognized over a weighted-average period of 2.4 years.

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

The following is a reconciliation of the earnings and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Common:
Distributed earnings	$22,181	$1,603	$25,434	$3,180
Undistributed earnings	(15,057)	6,901	(8,330)	16,900
Basic	7,124	8,504	17,104	20,080
Class A Common earnings	700	990	1,677	2,504
Diluted	$7,824	$9,494	$18,781	$22,584

Class A Common:
Distributed earnings	$2,202	$185	$2,542	$384
Undistributed earnings	(1,502)	805	(865)	2,120
	$700	$990	$1,677	$2,504
Denominator:
Common:
Weighted average shares outstanding - basic	20,535	20,047	20,383	19,786
Assumed conversion of Class A Common Stock	2,151	2,455	2,223	2,606
Dilutive options, awards and common stock equivalents	253	353	330	391

Total weighted-average diluted Common Stock	22,939	22,855	22,936	22,783

Class A Common:
Weighted average shares outstanding	2,151	2,455	2,223	2,606

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2014					2013
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$181.7	(2.3)%	$(4.4)	(0.9)%	$(1.6)	$186.1	13.8%	$22.5	11.5%	$18.7
Q2	175.1	2.4	4.0	3.2	5.3	171.1	12.9	19.6	11.2	16.7
Q3	198.5	3.0	5.8	3.5	6.6	192.7	11.6	20.0	11.8	20.0
9 months Ended September 30	$555.4	1.0%	$5.5	1.9%	$10.3	$549.9	12.7%	$62.2	11.5%	$55.4
Q4	—	—	—	—	—	196.2	7.6	13.9	9.5	16.6
Year	—	—	—	—	—	$746.1	11.3%	$76.0	11.0%	$72.0

Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Sales for the third quarter showed growth in all product categories except case goods.  Supplier order fulfillment of these products continued to challenge sales in this important category.  We expect lead times to stabilize over the remainder of the year.  Our sales for the first nine months of 2014 were up modestly against 2013 and were hampered by the severe winter weather during the first quarter of 2014 which impacted approximately 75% of our locations.

Our average written ticket was relatively unchanged for the third quarter compared to the 2013 period and up 2.7% for the first nine months of the year. The custom order segment of our upholstery continued to show strength as written business increased 19.4% in the third quarter of 2014 and 14.4% for the first nine months over the prior year corresponding periods.

Gross Profit

Gross profit for the third quarter of 2014 was 53.5%, down 40 basis points compared to the prior year period. There was a $0.2 million increase in the LIFO reserve during the third quarter of 2014 versus a $0.4 million decrease in 2013. Also impacting gross profit margins was clearance sales in preparation to close four stores and three local warehouses in the second half of 2014.

Gross profit was 53.7% for the nine months ended September 30, 2014 and 2013.  We recorded a $0.8 million positive out-of-period adjustment in the first quarter of 2013 for vendor pricing allowances.  Excluding the impact of this item, gross profit for the first nine months of 2014 was 53.7%, up 10 basis points compared to the adjusted 53.6% in the prior year period.

We expect our gross profit for the fourth quarter of 2014 will be approximately 53.6%, a change in our previous expectations of 53.8%, due to higher than normal clearance sale activity from store and local warehouse closings and an estimated increase in the LIFO reserve.  We do not expect to be aggressive in our promotional strategy in the next few quarters but will likely have pressure on margins due to increased competition in the Dallas market beginning in the second quarter of 2015.

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

Total SG&A expenses as a percent of sales for the three months ended September 30, 2014 increased to 47.1% from 45.8% in the prior year period.  Total SG&A dollars for the third quarter of 2014 increased $5.3 million compared to the prior year period. The total variable type costs were approximately 17.5% of sales, 40 basis points higher than our previous estimates, due to increased delivery expenses and sales commissions.  Selling expenses increased $2.2 million as commissions rose in line with sales and additional designers were on staff.  Our warehouse and delivery expenses increased $1.7 million due to increased wages and benefits and insurance costs. The total fixed and discretionary expenses in SG&A of $58.8 million were $2.1 million above last year and approximately $1.0 million lower than previous expectations mostly due to advertising spending and occupancy expense being lower than planned.

SG&A costs for the first nine months of 2014 increased to 48.2% as a percent of sales from 46.9%.  Total SG&A dollars for the nine months ended September 30, 2014 rose $9.4 million compared to the prior year period. The total variable type costs were approximately 17.5% of sales, 20 basis points higher than planned due to increased delivery expense and sales commissions. Our warehouse and delivery expenses rose $3.8 million in the current year period due to personnel and insurance costs. Selling expenses increased $3.2 million due to increased sales commissions and additional costs related to the in home designers. The total fixed and discretionary expenses in SG&A were $170.5 million, $4.2 million above last year and approximately $1.0 million less than estimated as third quarter advertising spending and occupancy expenses were lower.  We had higher planned expenditures for advertising and marketing in 2014 compared to 2013 and fewer vendor supported events in 2014 resulting in a $2.4 million increase in expense in the first nine months. Our administrative expenses declined $1.3 million as decreased incentive compensation expense and related costs and benefits were offset by increases in technology and travel expenses.

Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $61 million to $62 million for the fourth quarter and $232 million to $233 million for the full year 2014 versus the $57.5 million and $224 million, respectively incurred, for the same costs in 2013.  The increase is due to new stores, and higher advertising and personnel costs. The variable type costs within SG&A for the full year of 2014 are anticipated to be approximately 17.4% as a percent of sales, with such expenses for the fourth quarter to be approximately 17.2%.

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

We also have a $50.0 million revolving credit facility.  Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $50.0 million and there were no outstanding letters of credit at September 30, 2014.  Amounts available are based on the lesser of the borrowing base of $46.0 million or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $39.8 million.  There were no borrowed amounts outstanding under the facility at September 30, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary of Cash Activities
Our cash flows provided by operating activities totaled $49.1 million in the first nine months of 2014 compared to $41.0 million for the same period of 2013.  This increase was primarily due to an increase in customer deposits and a decrease in accrued liabilities partially offset by increased inventories and lower earnings in 2014. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $22.6 million in the first nine months of 2014 versus $16.7 million for the same period of 2013. This increase was primarily due to increased capital expenditures in 2014.

Financing activities used cash of $30.9 million in the first nine months of 2014 compared to $5.8 million for the same period of 2013.  The increase was primarily due to the $22.6 million special cash dividend paid in September of $1.00 per share to our common stockholders and $0.95 to our Class A common stockholders.

Balance Sheet Changes for the Nine Months Ended September 30, 2014

Our balance sheet as of September 30, 2014, as compared to our balance sheet as of December 31, 2013, changed as follows:

•	increase in inventories of $3.3 million as December 31 inventory levels were low and vendor delays in 2014;
•	increase in property and equipment of $24.0 million primarily due to capital expenditures and six additional leased properties recorded on our balance sheet;
•	increase in customer deposits of $9.8 million as special order and undelivered sales increased; and
•	increase in lease obligations of $19.5 million for six additional properties recorded on our balance sheet.
Store Plans and Capital Expenditures

Planned capital expenditures for 2014 are $34.0 million.  We expect to open six new locations in existing markets and complete one major expansion during the year.  Three of the new stores are relocations and two additional stores will close at the end of their lease term.  These changes will increase selling square footage approximately 2.0% and increase our store count to 120 assuming the store changes occur as scheduled.

Our current plans for 2015 include opening five stores, three of which will be in new markets within our distribution network, one store relocation, and one store closure.  These changes will increase net selling square footage by 2.6% with our store count increasing by three to 123.  Total capital expenditures are estimated to be in the $30 to $33 million range in 2015 depending on the timing of spending for new locations.

Off-Balance Sheet Arrangements
As of September 30, 2014 we had no off-balance sheet arrangements or obligations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014, and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the nine  months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 3, 2014	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)