Form 10-K
period 2014-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2015-03-16
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $541,601,095 (based on the closing sale prices of the registrant's two classes of common stock as reported by the New York Stock Exchange).

There were 20,568,283 shares of common stock and 2,080,620 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 28, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2015 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the year ended December 31, 2014

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition.  These statements are within the meaning of Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934.

Forward-looking statements include, but are not limited to:

•	projections of sales or comparable store sales, gross profit, SG&A expenses, capital expenditures or other financial measures;
•	descriptions of anticipated plans or objectives of our management for operations or products;
•	forecasts of performance; and
•	assumptions regarding any of the foregoing.

Because these statements involve anticipated events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would," or similar expressions.

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

ITEM 1.                          BUSINESS
Unless otherwise indicated by the context, we use the terms "Havertys," "we," "our," or "us" when referring to the consolidated operations of Haverty Furniture Companies, Inc.

Overview

Havertys is a specialty retailer of residential furniture and accessories. Our founder, J.J. Haverty began the business in 1885 in Atlanta, Georgia with one store and made deliveries using horse-drawn wagons. The Company grew to 18 stores and accessed additional capital for growth through its initial public offering in October 1929.

Havertys has grown to 119 stores in 16 states in the Southern and Midwest regions. All of our retail locations are operated using the Havertys name and we do not franchise our stores. Our customers are generally college educated women in middle to upper-middle income households. Our brand recognition is very high in the markets we serve and consumer surveys indicate Havertys is associated with a high level of quality, fashion, value and service.

Merchandise and Revenues

We develop our merchandise selection with the tastes of the diverse "on trend" consumer in mind.  A wide range of styles from traditional to contemporary are in our core assortment and most of the furniture merchandise we carry bears the Havertys brand.  We also tailor our product offerings to the needs and tastes of the local markets we serve emphasizing more "coastal," "western" or "urban" looks as appropriate.  Our custom upholstery programs and eclectic looks are an important part of our product mix and allow the on trend consumer more self-expression.

We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer.  We carry nationally well-known mattress product lines such as Sealy®, Serta®, Stearns & Foster®, and
Tempur-Pedic®.

The following table sets forth the approximate percentage contributions by product and service to our gross revenues for the past three years:

	Year ended December 31,
	2014	2013	2012
Merchandise:
Case Goods
Bedroom Furniture	17.0%	18.3%	19.4%
Dining Room Furniture	11.1	11.2	10.7
Occasional	10.6	11.0	11.0
	38.7	40.5	41.1
Upholstery	39.9	38.8	38.2
Mattresses	10.9	10.8	11.5
Accessories and Other (1)	10.5	9.9	9.2
	100.0%	100.0%	100.0%
    (1)                          Includes delivery charges and product protection.

Our customers use varying methods to purchase or finance their sales.  As an added convenience to our customers, we offer financing by a third-party finance company or through an internal revolving charge credit plan.  Sales financed by the third-party provider are not Havertys' receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for 2014 were no interest offers requiring monthly payments over periods of 18 to 36 months. The fees we pay to the third-party are included in SG&A expense.  We also maintain a small in-house financing program for our customers with the offer most frequently chosen carrying no interest for 12 months and requiring equal monthly payments. This program generates very minor credit revenue and is for credit worthy customers who prefer financing with the retailer directly or who are not able to quickly establish sufficient credit with other providers on comparable terms.

The following summarizes the different purchasing methods used as a percent of amount due from customers including sales tax:

	Year Ended December 31,
	2014	2013	2012
Cash or check	8.6%	9.5%	9.3%
Credit or debit cards	56.1	54.7	54.2
Third-party financed	32.1	32.2	31.9
Havertys financed	3.2	3.6	4.6
	100.0%	100.0%	100.0%

Stores

As of December 31, 2014, we operated 119 stores serving 80 cities in 16 states with approximately 4.3 million retail square feet.  Our stores range in size from 19,000 to 66,000 selling square feet with the average being approximately 35,000 square feet.  We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings.  The store's curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise.  Interior details are also important for a pleasant and inviting shopping experience.  We have been refreshing our locations with improved merchandise layouts, new paint colors and in-store signage.  This effort, which we named "Bright Inspirations," began in late 2010 and will be completed in 2015.  Elements of the concept include creating impact zones, merchandise stories and destination departments.  We reduced the number of items on display to open up shopping space and disciplined merchandise display creates uniformity of presentations in-store, on-line and in our advertising.

We opened a new urban scaled store, Havertys Style Studio in late 2014.  The smaller retail floor space is divided into lifestyle themes:  contemporary, classic and industrial chic.  The merchandise presentation is eclectic and leaner and there is a strong emphasis on design and special order opportunities.

We currently are looking for available "empty boxes" and new construction opportunities in existing or new markets where our target customers shop within our distribution footprint.  Our position in southeast Florida will be strengthened as we open two additional stores in 2015.  We are also evaluating certain existing stores for expansion, relocation or closure.  We expect a net increase of approximately 3.8% in our retail square footage in 2015.

Internet

We know that most consumers use the internet to pre-shop and we strive for havertys.com to be an extension of our stores and brand.  Our website features a variety of helpful tools including suggested accessories, upholstery customizations and 3D room planners.  We also provide information on which showroom has an item and delivery availability.   A large number of product reviews written by our customers is also provided which some consumers find important in the decision making process.  Our site allows consumers to develop "wish lists," and to place orders on-line and set delivery of their purchases.  We limit on-line sales of our furniture to within our delivery network, and accessories to the continental United States.  Sales placed through our website are approximately at the level of a single large store and sales increased 13.6% in 2014 compared to 2013.

Our sales associates also use havertys.com in the store as a tool to further engage the customer while she is in the store and extend her shopping experience when she returns home.  Our site is undergoing changes in 2015 to have responsive sizing when accessed using mobile devices and provide more interactive opportunities with the customer.  We believe that a direct-to-customer business complements our retail store operations by building brand awareness.

Suppliers

We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 53% of our product purchases during 2014. Most of our wood products, or "case goods," are imported from Asia.  Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.

We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers.  We have developed a growing direct import program which works with industry designers and manufacturers in some of the best factories throughout Asia.  We have dedicated quality control specialists on-site during production to ensure the items meet our specifications.  Approximately 17% of our furniture merchandise sales in 2014 were generated by our direct imports.

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

Our distribution system currently uses a combination of three distribution centers (DCs), four home delivery centers (HDCs), and two local market cross-docks.  In addition to receiving both domestic product and containers of imported merchandise, the DCs are designed to shuttle prepped merchandise up to 250 miles for next day home deliveries, and serve HDCs and cross-docks within a 500-mile radius.  The HDCs provide service to markets within an additional 200 miles.  A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for random storage in the warehouse and efficient scheduling and changing of the workflow.  The implementation of operating standards in our warehouse and delivery functions, and the use of technology, provide measurements for determining staffing needs and increasing productivity.  We use Havertys employees for executing home delivery, and branded this service "Top Drawer Delivery," an important function serving as the last contact with our customers in the purchase process.  We believe that our distribution and delivery system is the best in the retail furniture industry and provides us with a significant competitive advantage.

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

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of competitive price-oriented furniture store chains. Our ability to make prompt delivery of orders through maintenance of inventory, the expansion of our custom order capabilities and the tailoring of merchandise to customers' desires on a local market basis are we believe significant competitive advantages. We believe our on-line presence provides a seamless omni-channel approach that many of our competitors do not have or can not replicate.  We also consider our experienced sales personnel and the addition of in-home designers as important factors in our competitive success.

Employees

As of December 31, 2014, we had 3,388 employees: 2,047 in individual retail store operations, 179 in our corporate and credit operations, 57 in our customer-service call centers, and 1,105 in our warehouse and delivery points.  None of our employees is a party to any union contract.

Trademarks and Domain Names

We have registered our various logos, trademarks and service marks.   We believe that our trademark position is adequately protected in all markets in which we do business.   In addition, we have registered and maintain numerous internet domain names including "havertys.com."  Collectively, the trademarks, service marks and domain names that we hold are of material importance to us.

Available Information
Filings with the SEC
As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are available on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our internet address is www.havertys.com and contains, among other things, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K.  These reports are reached via the "Investors" tab on the home page and then "SEC filings."
The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

ITEM 1A. RISK FACTORS
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this annual report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), and the consolidated financial statements and related notes in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

We routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. The following factors, as well as others described elsewhere in this report or in our other filings with the SEC, that could materially affect our business, financial condition or operating results should be carefully considered.  Below, we describe certain important operational and strategic risks and uncertainties, but they are not the only risks we face. Our reactions to material future developments, as well as our competitors' reactions to those developments, may also impact our business operations or financial results.  If any of the following risks actually occur, our business, financial condition or operating results may be adversely affected.

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
The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, electronics and appliance retailers with limited furniture products, and dedicated franchises of furniture manufacturers. National mass merchants such as COSTCO also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, extension of credit to customers on terms more favorable than we offer.

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
The product costs of our furniture purchases for goods not produced domestically was approximately 60% in 2014.  All of our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such price increases, if they occur, could have one or more of the following impacts:

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
The primary materials our vendors use to produce and manufacture our products are various woods and wood products, resin, steel, leather, cotton, and certain oil based products. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. Significant increases in these and other costs in the future could materially affect our vendors' costs and our profits as discussed above.

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

Our vendors might fail in meeting our quality control standards or reacting to changes to the legislative or regulatory framework regarding product safety.

All of our vendors must comply with applicable product safety laws and regulations, and we are dependent on them to ensure that the products we buy comply with all safety standards.  Any actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in recalls and other liabilities.  These could harm our brand's image and negatively affect our business and operating results.

Our revenue could be adversely affected by a disruption in our supply chain.
Disruptions to our supply chain could result in late arrivals of product. This could negatively affect sales due to increased levels of out-of-stock merchandise and loss of confidence by customers in our ability to deliver goods as promised.

The rise of oil and gasoline prices could affect our profitability.
A significant increase in oil and gasoline prices could adversely affect our profitability.  We deliver substantially all of our customers' purchases to their homes.  Our distribution system, which utilizes three DCs and multiple home delivery centers to reach our markets across 16 Southern and Midwestern states, is very transportation dependent.

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
Our ability to operate our business from day to day, in particular our ability to manage our point-of-sale, credit operations and distribution system, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to communicate customer information, provide real-time inventory information, manage our credit portfolio and to handle all facets of our distribution system from receipt of goods in the DCs to delivery to our customers' homes. These systems and our operations are vulnerable to damage or interruption from:

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
We accept electronic payment cards in our stores and over the internet. Amounts tendered through payment card transactions represented approximately 56% of our business in 2014.

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

ITEM 1B.                                        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                          PROPERTIES
Stores
Our retail store space at December 31, 2014 totaled approximately 4.3 million square feet for 119 stores.  The following table sets forth the number of stores we operated at December 31, 2014 by state:

State	Number of Stores	State	Number of Stores
Florida	28	Louisiana	4
Texas	22	Maryland	4
Georgia	17	Kentucky	2
North Carolina	8	Arkansas	2
Virginia	7	Ohio	2
Alabama	7	Indiana	1
South Carolina	7	Kansas	1
Tennessee	6	Missouri	1

The 44 retail locations which we owned at December 31, 2014 had a net book value for land and buildings of $88.7 million.  Additionally, we had 13 leased locations open with a net book value of $42.6 million which, due to financial accounting rules, are included on our balance sheets.  The remaining 62 locations are leased by us with various termination dates through 2032 plus renewal options.

Distribution Facilities
We lease or own regional distribution facilities in the following locations:
Location	Owned or Leased	Approximate Square Footage
Braselton, Georgia	Leased	808,000
Coppell, Texas	Owned	238,000
Lakeland, Florida	Owned	226,000
Colonial Heights, Virginia	Owned	129,000
Fairfield, Ohio	Leased	50,000
Theodore, Alabama	Leased	42,000
Memphis, Tennessee	Leased	30,000

We also use two cross-dock facilities which are attached to retail locations.

Corporate Facilities
Our executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. We lease approximately 48,000 square feet of office space on two floors of a suburban mid-rise office building. We also lease 7,000 square feet of office space in Chattanooga, Tennessee for our credit operations.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report under Item 7 of Part II.

ITEM 3.                          LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our properties is the subject.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following are the names, ages and current positions of our executive officers and certain significant employees and, if they have not held those positions for the past five years, their former positions during that period with Havertys or other companies.

Name, age and office (at December 31, 2014) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Clarence H. Smith	64	Chairman of the Board President and Chief Executive Officer Director	2012 2002 1989	President and Chief Executive Officer
Steven G. Burdette	53	Executive Vice President, Stores	2008	Has held this position for the last five years
J. Edward Clary	54	Senior Vice President, Distribution and Chief Information Officer	2008	Has held this position for the last five years
Kathleen Daly-Jennings	52	Senior Vice President, Marketing since joining Havertys in June 2014	2014	Head of Industry, Retail Vertical with Google, 2007 - 2014
Allan J. DeNiro	61	Senior Vice President, Chief People Officer	2010	Chief People Officer 2006 - 2010
Dennis L. Fink	63	Executive Vice President, Chief Financial Officer	2006	Has held this position for the last five years
Richard D. Gallagher	53	Executive Vice President, Merchandising	2014	Senior Vice President, Merchandising, 2009- 2014
Rawson Haverty, Jr.	58	Senior Vice President, Real Estate and Development Director	1988 1992	Has held this position for the last five years
Jenny Hill Parker	56	Senior Vice President, Finance, Secretary and Treasurer	2010	Vice President, Finance, Secretary and Treasurer 1998 - 2010
Janet E. Taylor	53	Senior Vice President, General Counsel	2010	Vice President and General Counsel 2006 - 2010

Rawson Haverty, Jr. and Clarence H. Smith are first cousins.

Our executive officers are elected or appointed annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our two classes of common stock trade on The New York Stock Exchange ("NYSE"). The trading symbol for the common stock is HVT and for Class A common stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

	2014
	Common Stock				Class A Common Stock
Quarter Ended	High	Low	Dividend Declared		High	Low	Dividend Declared
March 31	$31.57	$25.21	$0.08		$31.25	$25.67	$0.075
June 30	30.48	23.49	0.08		30.00	23.87	0.075
September 30	26.84	20.68	1.08	(1)	26.54	20.82	1.025	(1)
December 31	23.00	19.54	0.08		23.25	19.61	0.075
  (1)  includes a special dividend of $1.00 for common stock and $0.95 for Class A common stock.

	2013
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$21.00	$16.16	$0.04	$20.83	$16.31	$0.0375
June 30	25.76	19.88	0.04	25.57	20.17	0.0375
September 30	27.85	21.76	0.08	27.51	21.93	0.0750
December 31	31.67	23.95	0.08	31.58	24.00	0.0750

Stockholders
Based on the number of individual participants represented by security position listings, there are approximately 3,060 holders of our common stock and 180 holders of our Class A common stock as of February 20, 2015.

Dividends
The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered.  We had paid a quarterly cash dividend since 1935, but given the general economic decline, the board suspended the quarterly dividend in the fourth quarter of 2008.  The board approved dividends in the fourth quarter of 2009-2011 and reinstated the quarterly dividend in the second quarter of 2012.  A special cash dividend was paid in the fourth quarter of 2012 and in the third quarter of 2014.

Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth under the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2015, to be filed with the Securities and Exchange Commission (the "Company's 2015 Proxy Statement) and is incorporated herein by reference.

Stock Repurchase Program
A program to purchase and retire our common stock and Class A common stock was initially approved on November 3, 1986 by our board of directors with subsequent authorizations made as to the number of shares to be purchased.  On August 12, 2014, the board authorized management to purchase up to $10 million of common and Class A common stock after the maximum number of shares previously authorized are acquired.  In addition to utilizing cash flow for profitable growth and the payment of dividends, opportunistic repurchases during periods of favorable market conditions is another way to enhance stockholder value.
The following table presents information with respect to our repurchase of Havertys' common stock during the fourth quarter of 2014:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased and Dollars to be Spent Under the Plans or Programs

December 1 – December 31, 2014	37,076	$21.68	37,076	241,988
				$10,000,000

Stock Performance Graph

The following graph compares the performance of Havertys' common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2009 and ended December 31, 2014.  The graph assumes an initial investment of $100 on January 1, 2009 and reinvestment of dividends.

	2009	2010	2011	2012	2013	2014

HVT	$100.0	$95.41	$81.57	$129.79	$251.52	$186.86
HVT-A	$100.0	$94.93	$81.97	$130.11	$251.44	$184.09
S&P Smallcap 600 Index	$100.0	$126.31	$127.59	$148.42	$209.74	$221.81
SIC Codes 5700-5799	$100.0	$109.58	$102.39	$92.74	$158.18	$145.94

 ITEM 6.                          SELECTED FINANCIAL DATA
The following selected financial data and non-GAAP financial measures should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and the "Consolidated Financial Statements and Notes thereto" included in Item 8 below.
	Year ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Results of Operations
Net sales	$768,409	$746,090	$670,073	$620,903	$620,331
Net sales change over prior year	3.0%	11.3%	7.9%	0.1%	5.5%
Comp-store sales change over prior year	3.6%	11.0%	6.8%	0.3%	7.0%
Gross profit	412,366	401,496	352,035	320,716	318,767
Percent of net sales	53.7%	53.8%	52.5%	51.7%	51.4%
Selling, general and administrative expenses	364,654	348,599	328,826	315,865	311,897
Percent of net sales	47.5%	46.7%	49.1%	50.9%	50.3%
Income before income taxes(1)	25,257	52,487	23,516	4,603	8,673
Net income (1)(2)	8,589	32,265	14,911	15,463	8,444
Share Data
Diluted earnings per share
Common Stock	$0.37	$1.41	$0.67	$0.70	$0.38
Class A Common Stock	0.33	1.35	0.59	0.67	0.36
Adjusted diluted earnings per share:(3)
Common Stock	$0.37	$1.41	$0.67	$0.70	$0.38
Pension settlement expense (1)	0.90	—	—	—	—
Out-of-period adjustment(4)	—	(0.02)	0.02	—	—
Adjusted diluted earnings per common share(3)	$1.28	$1.39	$0.69	$0.70	$0.38
Cash dividends – amount per share:
Common Stock(5)	1.3200	$0.2400	1.1200	0.1200	0.1000
Class A Common Stock(5)	1.2500	$0.2250	1.0625	0.1125	0.0950
Shares outstanding (in thousands):
Common Stock	20,568	20,122	19,471	18,829	18,512
Class A Common Stock	2,081	2,393	2,775	3,120	3,331
Total shares	22,649	22,515	22,246	21,949	21,843
Financial Position
Inventories	$107,139	$91,483	$96,902	$93,713	$91,938
Capital expenditures	$30,882	$20,202	$25,014	$17,566	$14,053
Depreciation/amortization expense	22,613	21,450	19,415	18,242	16,859
Total assets	$460,987	$417,855	$402,096	$385,100	$370,239
Total debt(6)	49,065	17,155	19,354	13,046	9,099
Stockholders' equity	292,083	298,264	259,428	262,669	253,182
Debt to total capital	14.4%	5.4%	6.9%	4.7%	3.5%
Net cash provided by operating activities	55,454	55,889	52,168	19,072	24,201
Other Supplemental Data:
Employees	3,388	3,266	3,250	3,050	3,100
Retail sq. ft. (in thousands)	4,283	4,259	4,353	4,246	4,230
Annual retail net sales per weighted average sq. ft.	$183	$176	$158	$148	$148
Due to rounding amounts may not add to totals.

(1)  Includes for 2014 the impact of the settlement of the pension plan of a $21.6 million increase in expense and a tax benefit of $0.9 million, for a total impact of $20.7 million after tax or $0.90 per share.
(2)  We reduced income tax expense $3.1 million and released $2.0 million of the valuation allowance in 2010.  The valuation allowance was further reduced and we recorded a benefit to income taxes of $14.1 million in 2011, $1.2 million in 2012, and $1.4 million in 2013.
(3) Adjusted diluted earnings per share is a non-GAAP financial measure.
(4) We recorded an out-of-period adjustment in 2013 related to certain vendors' pricing allowances.  The non-cash adjustment increased gross profit by $0.8 million or $0.02 per diluted share.
(5) Includes special dividends of $1.00 for Common Stock and $0.95 for Class A Common Stock paid both in the fourth quarter of 2012 and in the third quarter of 2014.
(6) Debt is comprised completely of lease obligations.

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

Our Business
We sell home furnishings in our retail stores and via our website and record revenue when the products are delivered to our customer.  Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles.  Our commissioned sales associates receive a high level of product training and are provided a number of tools with which to serve our customers.  We also have in-home designers serving 109 stores.  These individuals work with our sales associates to provide customers additional confidence and inspiration.  We do not outsource the delivery function, something common in the industry, but instead ensure that the "last contact" is handled by a customer-oriented Havertys delivery team.   We are recognized as a provider of high quality fashionable products and service in the markets we serve.

2014 Highlights
Sales for 2014 grew 3.0% or $22.3 million over 2013.  Gross profit as a percent of net sales decreased 10 basis points, and SG&A increased 80 basis points. We terminated and settled the obligations related to our defined benefit pension plan and recorded a pretax charge of $21.6 million.   Our pre-tax income was $25.3 million, and excluding the pension charge and an out-of-period adjustment in 2013 decreased 9.2% or $4.8 million.  We experienced import vendor and supply chain disruptions to our business from which we began to recover late in the year.  Our fourth quarter results were a pre-tax loss of $5.0 million.  Excluding the pension charge, our fourth quarter pre-tax income was $16.6 million, up 5.5% over the prior year period.  We continued our focus on cash flow and made important investments in our business and returned cash to our stockholders.  We did not use our credit facility during the year and our total debt to total capital was 14.4% at December 31, 2014.

Management Objectives
Management is focused on capturing more market share and increasing sales per square foot of showroom space.  This organic growth will be driven by concentrating our efforts on our customers with improved interactions highlighted by new products, enhanced stores and better technology. The Company's strategies for profitability include targeted marketing initiatives, productivity and process improvements, and efficiency and cost-saving measures.  Our focus is to serve our customers better and distinguish ourselves in the marketplace.

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

Operating Results

The following table provides selected data for the periods indicated and reconciles the non-GAAP financial measures to their comparable GAAP measures.  See the additional discussion contained in this Item 7 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Statement of Operations Data:
Net sales	$768,409	$746,090	$670,073
Gross profit	412,366	401,496	352,035
Selling, general and administrative expenses	364,654	348,599	328,826
Pension settlement expense	21,623	—	—
Income before interest and income taxes	26,308	53,594	24,140
Income before income taxes	25,257	52,487	23,516
Net income	$8,589	$32,265	$14,911

Other Financial Data:
EBIT	$26,308	$53,594	$24,140
Pension settlement expenses	21,623	—	—
Q-1 2013 gross profit adjustment	—	(835)	835
Adjusted EBIT	$47,931	$52,759	$24,975
Adjusted EBIT as a percent of net sales	6.2%	7.1%	3.7%

Adjusted EBIT	$47,931	$52,759	$24,975
Interest expense, net	1,051	1,107	624
Adjusted income before income taxes	$46,880	$51,652	$24,351

Net income	$8,589	$32,265	14,911
Pension settlement expense, net of tax	20,725	—	—
Out-of-period adjustment, net of tax	—	(518)	518
Adjusted net income	$29,314	$31,747	$15,429

Earnings per diluted share	$0.37	$1.41	$0.67
Non-cash pension settlement expense	0.90	—	—
Out-of-period adjustment	—	(0.02)	0.02
Adjusted earnings per diluted share	$1.28	$1.39	$0.69

Due to rounding amounts may not add to the totals.

Net Sales
Comparable-store or "comp-store" sales is a measure which indicates the performance of our existing stores by comparing the growth in sales for these stores for a particular period over the corresponding period in the prior year.  Stores are considered non-comparable if open for less than 12 full calendar months or if the selling square footage has been changed significantly during the past 12 full calendar months.  Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales, as are periods when stores are closed or being remodeled. As a retailer, comp‑store sales is an indicator of relative customer spending and store performance.

Total sales increased $22.3 million or 3.0% in 2014 and $76.0 million or 11.3% in 2013.  Comparable store sales increased 3.6% or $26.2 million in 2014 and 11.0% or $72.0 million in 2013.  The remaining $3.9 million in 2014 and $4.0 million in 2013 of the changes were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)
	December 31,
	2014			2013			2012
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$181.7	(2.3)%	(0.9)%	$186.1	13.8%	11.5%	$163.6	6.1%	5.7%
Q2	175.1	2.4	3.2	171.1	12.9	11.2	151.5	5.9	5.6
Q3	198.5	3.0	3.5	192.7	11.6	11.8	172.7	11.1	10.0
Q4	213.0	8.6	8.3	196.2	7.6	9.5	182.3	8.4	6.0
Year	$768.4	3.0%	3.6%	$746.1	11.3%	11.0%	$670.1	7.9%	6.8%

Sales in 2014 were challenged by weather in the first quarter and case goods vendor supply and import flow issues through much of the remainder of the year.  The store displays in this important category were not as robust as our merchandise team had planned and began to recover in the fourth quarter.  Our improved custom order configurator web based tool helped our specialty upholstery sales to continue to grow with a 10.8% increase over 2013 including a 19.3% growth rate in the fourth quarter.   We also expanded our in-home-design service in 2014 which has yielded higher average tickets.

Sales in 2013 increased as the fundamental drivers of home furnishings purchases continued to recover.  We capitalized on this trend with improved merchandising and expansion of our complimentary in-home design service.  These generated an increase in our average ticket of 7.8% and a 19.8% increase in our custom order upholstery business.

Sales in 2012 increased at a strong pace as our industry began its recovery.  Our average ticket was up 7.8% as our customers responded to the value offered in our fashionable better quality merchandise.  Sales in the upholstery product category showed strength increasing 12.6% over 2011 including a 17.9% increase in custom and special orders.

2015 Outlook
We believe as the general economy improves and consumer spending and the housing market strengthens, our business will benefit.  We have upgraded stores, offer appealing merchandise and expanded special order and service offerings which will be important drivers for our 2015 sales results.  We are growing our weighted average square footage approximately 3.4%.  We do anticipate headwinds in 2015 for certain of our markets due to changes in the competitive landscape.

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

Year-to-Year Comparisons
Gross profit as a percentage of net sales was 53.7% in 2014 compared to 53.8% in 2013.  Our LIFO impact was $0.5 million greater in 2014 than in 2013 and during 2014 we had slightly lower delivery fee revenue and higher than normal clearance sale activity resulting from store and local warehouse closings. We recorded an $0.8 million positive out-of-period adjustment in the first quarter 2013 for vendor pricing allowances.  Excluding the impact of the out-of-period adjustment, gross profit was 53.7% in 2013.

Gross profit as a percentage of net sales increased to 53.8% in 2013 compared to 52.5% in 2012.  Our focus on higher price point products and pricing discipline were key to the gross profit improvement combined with a $1.1 million smaller LIFO impact and the $0.8 million out-of-period adjustment.

2015 Outlook
Our merchandising strategy will be similar to 2014 using promotional pricing selectively and focusing on product fashion and customer service. We expect that annual gross profit margins for 2015 will be approximately 53.3%, down slightly reflecting some higher import costs and the impact of increased competition in certain of our markets.

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

We classify our SG&A expenses as either variable or fixed and discretionary.  Our variable expenses include the costs in the selling and delivery categories and certain warehouse expenses as these amounts will generally move in tandem with our level of sales.   The remaining categories and expenses are classified as fixed and discretionary because these costs do not fluctuate with sales.  The following table outlines our SG&A expenses by classification:

2014	2013	2012

	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$134,168	17.5%	$124,770	16.7%	$116,933	17.5%
Fixed and discretionary	230,486	30.0	223,829	30.0	211,893	31.6
	$364,654	47.5%	$348,599	46.7%	$328,826	49.1%

Year-to-Year Comparisons
Our SG&A costs as a percent of sales increased 80 basis points to 47.5% for 2014 from 46.7% in 2013.  The fixed and discretionary expenses of $230.5 million in 2014 were $6.7 million or 3% above the 2013 level primarily due to increases in spending on advertising of $2.6 million, depreciation and other occupancy costs of $1.8 million and greater communication and data expense of $2.2 million.  Variable expense as a percent of sales for 2014 increased to 17.5% from 16.7% in 2013.  Our selling costs as a percent of sales increased 47 basis points in 2014 over 2013 due in part to the expansion of our in-home design program.  Labor and insurance costs increased in our delivery and certain warehouse operations.

The fixed and discretionary expenses increased $11.9 million in 2013 to $223.8 million from $211.9 million in 2012.  This increase was driven by $7.8 million in additional administrative costs primarily from greater incentive and compensation expense and higher health insurance costs.  Our new stores and improvements generated a $2.0 million increase in depreciation in 2013 compared to 2012.  We also spent $1.2 million more on advertising in 2013 over 2012.  Our variable expenses were lower as a percent of net sales in 2013 compared to 2012 primarily due to efficiencies in our warehouse and delivery functions and changes in credit costs.

2015 Outlook
The fixed and discretionary type expenses within SG&A for the full year of 2015 are expected to be approximately $239.0 million to $241.0 million, up approximately 3.5% to 5% over those same costs in 2014. These expenses should average approximately $60.0 million per quarter and are expected to be slightly higher for the second half of the year in connection with our expansion activity.  The main increases in this category are expected to be for personnel costs, new store occupancy expense and advertising expenses.

Variable costs within SG&A are expected to be 17.3% to 17.5% as a percent of sales for 2015.

Pension Settlement

We terminated our qualified defined benefit pension plan (the "Plan") effective July 20, 2014 as reported on our Form 8-K filed May 16, 2014.  The Plan had been previously amended to freeze benefit accruals for eligible employees under the Plan effective December 31, 2006 when we transitioned to a stronger emphasis on our employee savings/ retirement (401(k)) plan.  We informed Plan participants of the termination in May 2014 and they received vested benefits in December via either a lump sum cash distribution, roll-over contribution to other retirement accounts, or the purchase of an annuity contract with a third-party insurance company.

The Plan was fully funded and we made no contributions in 2014. The final settlement of lump sum payments and rollovers of $29.9 million and annuity purchases of $53.6 million were made in December 2014.  There were surplus assets of $0.8 million remaining after the Plan's obligations were settled.  The remaining Plan assets, less expenses, will be distributed to participants according to provisions of the Plan following final regulatory approvals which is expected to occur in 2015.

The settlement of the Plan's obligations required the recognition of pension settlement expenses in the fourth quarter.  We recognized termination and settlement expense of $21.6 million and a related tax benefit of $0.9 million for a total impact on consolidated net income of $20.7 million or $0.90 per diluted earnings per share.

We had approximately $6.8 million of unamortized costs net of $4.2 million of tax related to the Plan included on our balance sheet in accumulated other comprehensive income (loss) ("AOCI") prior to settlement.  Also included in AOCI was a debit of $6.9 million resulting from the 'backward-tracing" prohibition related to changes in a valuation allowance from previous periods.  See additional discussion in "Provision for Income Taxes" which follows.  The settlement of the Plan caused these amounts totaling $13.6 million to be reclassified from AOCI to other comprehensive income.

The impact of the termination and settlement of the Plan did not impact cash flow and resulted in a net reduction of approximately $7.1 million in our total stockholders equity.

Interest Expense

Our interest expense for the years 2012 to 2014 is primarily driven by amounts related to our lease obligations.  For leases accounted for as capital and financing lease obligations, we only record straight-line rent expense for the land portion in occupancy costs in SG&A along with depreciation on the additional asset recorded.  Rental payments are recognized as a reduction of the obligations and as interest expense.  The number of stores, including those under construction, which are accounted for in this manner has increased from eight in 2012, to sixteen in 2014.  We expect interest expense for lease obligations will be $2.7 million in 2015.

Provision for Income Taxes

Our effective tax rate was 66.0%, 38.5% and 36.6% for 2014, 2013 and 2012, respectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of our income tax expense to the federal income tax rate.

Our 2014 rate includes the reversal of $6.9 million from AOCI to income tax expense.  We established a valuation allowance in 2008 against virtually all of our deferred tax assets due to our operating loss in that year and projected loss in 2009.  A portion of the allowance was charged to AOCI and was increased in 2009.  Our profitability in 2011 was sufficient for us to release the valuation allowance.  The "backward-tracing" prohibition in ASC 740, Income Taxes required us to record the total amount of the release as a tax benefit in net income including the portion originally charged to AOCI.  This resulted in a debit valuation allowance of $6.9 million remaining in AOCI which would remain until the settlement of the Plan's pension obligations when it was reversed and included in total tax expense. The 2014 rate, excluding this reversal, varies from the 35% U.S federal statutory rate primarily due to state income taxes.

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

At December 31, 2014, our cash and cash equivalents balance was $65.5 million, a decrease of $17.7 million compared to December 31, 2013.  This decrease in cash primarily resulted from strong operating results offset by purchases of property and equipment, the payment of special cash dividends to stockholders and the purchases of certificates of deposit.  Additional discussion of our cash flow results, including the comparison of 2014 activity to 2013, is set forth in the Analysis of Cash Flows section.

At December 31, 2014, our outstanding indebtedness was $49.1 million in lease obligations required to be recorded on our balance sheet.  We had no amounts outstanding and $43.8 million available under our revolving credit facility.

Capital Expenditures
Our primary capital requirements have been focused on our stores and the development of both proprietary and purchased information systems.  Our capital expenditures were $30.9 million in 2014, $10.7 million more than in 2013.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year, the investments we make to the improvement and maintenance of our existing stores, and our investment in distribution improvements and new information systems to support our key strategies.  In 2015, we anticipate that our capital expenditures will be approximately $31 million, refer to our Store Expansion and Capital Expenditures discussion below.

Analysis of Cash Flows
The following table illustrates the main components of our cash flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$55,454	$55,889	$52,168
Capital expenditures	(30,882)	(20,202)	(25,014)
Free cash flow	$24,572	$35,687	$27,154
Net cash used in investing activities	$(41,372)	$(20,120)	$(24,766)
Net cash used in financing activities	$(31,786)	$(6,134)	$(23,437)

Cash flows from operating activities.  During 2014, net cash provided by operating activities was $55.5 million.  Cash from net income, net of depreciation and amortization, pension settlement expense and stock-based compensation expense was partially reduced by cash used for working capital.

The primary components of the changes in working capital are listed below:

•	Increase in inventories of $15.7 million, mainly due to the desire for a better stocking position and replenishment efforts in advance of Chinese New Year.
•	Increase in other current assets of $3.7 million, primarily from $3.3 million increase in receivables for tenant incentives.
•	Decrease in other assets of $5.8 million mainly due to the settlement of pension partly offset by the purchase of certain certificates of deposit.
•	Increase in accounts payable of $2.3 million.
•	Increase in customer deposits of $4.7 million.

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

•	Decrease in inventories of $5.4 million, mainly due to timing of sales and replenishment.
•	Decrease in other liabilities of $9.0 million, and increase in other assets of $9.9 million mainly due to the shift from a $6.8 million pension plan liability to a $9.4 million pension asset.
•	Decrease in accounts payable of $6.4 million.

During 2012, net cash provided by operating activities was $52.2 million.  We generated net income of $14.9 million during the year, and depreciation and amortization totaled $19.4 million.  Working capital increased and the major components of the change are listed below.

•	Increase in customer deposits of $6.4 million as the level of our special order business increased and deliveries at the end of 2012 were hampered by product availability.
•
Increase in accounts payable of $7.0 million, offset by increased inventory levels of $3.5 million.  These increases were primarily due to our higher level of purchases in advance of the Chinese New Year and in response to our increased sales activity.

•	Decrease in other liabilities of $3.5 million as the pension plan liability decreased $4.3 million.
Cash flows used in investing activities. Net cash used in investing activities was $41.4 million, $20.1 million and $24.8 million for 2014, 2013 and 2012, respectively. In each of these years, the amounts of cash used in investing activities consisted principally of capital expenditures related to store construction and improvements and information technology projects, refer to our Store Expansion and Capital Expenditures discussion below. During 2014, in addition to the expenditures for new stores and one store's major expansion, we purchased $10.0 million in certificates of deposit.  During 2013, we invested in our distribution system for future expansion and added capacity to our internal cloud architecture to support our sales systems and video communications.  During 2012, we completed information technology projects replacing our core network that controls the communication between our stores and data centers and invested in cloud infrastructure.
Cash flows used in financing activities. Net cash used in financing activities was $31.8 million for 2014, $6.1 million for 2013 and $23.4 million for 2012. During 2014 we paid a special dividend of approximately $22.6 million. During 2013 the number of restricted shares vesting increased as the acceleration goals of certain grants were met.  This increased the withholding taxes for vested shares and contributed to the tax benefit from stock-based plans.  During 2012 we paid a special dividend of approximately $22.0 million and we had expiring in-the-money options which generated additional option exercise activity in 2012.  During 2014, 2013, and 2012, we did not make any draws on our revolving credit facility.

Long-Term Debt
In September 2011 Havertys entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with a bank.  Refer to Note 5 of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Off-Balance Sheet Arrangements

We do not generally enter into off-balance sheet arrangements.  We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements for any period during the three years ended December 31, 2014.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2014 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$68,239	$4,706	$10,079	$10,273	$43,181
Operating leases	202,777	32,148	59,535	48,065	63,029
Purchase orders	90,806	90,806	—	—	—
Total contractual obligations(2)	$361,822	$127,660	$69,614	$58,338	$106,210

(1)
These amounts are for our lease obligations recorded in our consolidated balance sheets, including interest amounts.  For additional information about our leases, refer to Note 8 of the Notes to the Consolidated Financial Statements.

(2)	The contractual obligations do not include any amounts related to retirement benefits. For additional information about our plans, refer to Note 10 of the Notes to the Consolidated Financial Statements.

Store Expansion and Capital Expenditures

We have entered new markets and made continued improvements and relocations of our store base.  The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2014		2013		2012
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	5	167	—	—	4	139
Closed	5	160	3	103	1	32
Year end balances	119	4,283	119	4,259	122	4,353

During 2014 we also had a major remodeling project in our Knoxville, Tennessee store which increased its selling square footage.

The following table summarizes our store activity in 2014 and plans for 2015.

Location	Opening Quarter Actual or Planned	Category
Plano, TX	Q-2-14	Closure
Fayetteville, NC	Q-3-14	Relocation
N. Fort Worth, TX	Q-3-14	Existing Market
Atlanta, GA	Q-4-14	Existing Market
Florence, KY	Q-4-14	Closure
Kissimmee, FL	Q-4-14	Relocation
Winston-Salem, NC	Q-4-14	Relocation
Coconut Creek, FL	Q-1-15	Existing Market
Rogers, AR	Q-2-15	New Market
Waco, TX	Q-2-15	New Market
Ft. Lauderdale, FL	Q-3-15	Existing Market
To be announced, Western Region	Q-4-15	New Market
To be announced, Central Region	Q-4-15	Closure

These plans and other changes should increase net selling space in 2015 by approximately 3.8% assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2014, 2013 and 2012 and planned outlays for 2015 are categorized in the table below.  Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.
(Approximate in thousands)	Proposed 2015	2014	2013	2012
Stores:
New or replacement stores	$13,000	$12,900	$100	$9,500
Remodels/expansions	8,000	6,900	11,200	5,500
Other improvements	3,000	4,200	3,900	4,600
Total stores	24,000	24,000	15,200	19,600
Distribution	3,500	3,500	2,300	1,600
Information technology	3,500	3,400	2,700	3,800
Total	$31,000	$30,900	$20,200	$25,000

Non-GAAP Financial Measures and Reconciliations - Adjusted Net Income and Adjusted Earnings
We have included financial measures that are not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. We use the non-GAAP measures "EBIT," "adjusted EBIT," "adjusted net income" and "adjusted earnings per diluted share." Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, analysts and others with useful information to evaluate the performance of the Company because it excludes the impact of the pension settlement expense and another specific item that management believes are not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate the Company's performance relative to other periods. We believe that the most directly comparable GAAP measures to EBIT, adjusted net income and adjusted diluted earnings per share are "Income before interest and income taxes," "Net income" and "Diluted earnings per share."  Set forth above in our discussion of Operating Results are reconciliations of adjusted net income to net income and adjusted diluted earnings per share to diluted earnings per share. EBIT is equal to income before interest and income taxes and adjusted EBIT is reconciled to EBIT.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Retirement benefits.  Our supplemental executive retirement plan ("SERP") costs require the use of assumptions for discount rates, projected salary increases and mortality rates.  Management is required to make certain critical estimates related to actuarial assumptions used to determine our expense and related obligation. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) mortality rates. All of our actuarial assumptions are reviewed annually. Changes in these assumptions could have a material impact on the measurement of our SERP expense and related obligation.

The SERP is not funded so we pay benefits directly to participants.  The unfunded obligation increased by $1.3 million between December 31, 2013 and December 31, 2014.

At each measurement date, we determine the discount rate by reference to rates of high quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2014 and 2013, the weighted-average discount rates used to compute our benefit obligation were 4.09% and 4.96% respectively.  This increased the SERP's benefit obligation by 12%.  The SERP's mortality tables were updated in 2014 which increased the benefit obligation by 6%.

Refer to Note 10 to the Notes to Consolidated Financial Statements for additional information about our defined benefit pension plan which was terminated and settled in 2014 and other actuarial assumptions.

Self-Insurance.  We are self-insured for certain losses related to worker's compensation, general liability and vehicle claims for amounts up to a deductible per occurrence.  Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component.  The resulting estimate is discounted and recorded as a liability.  Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure appropriateness.  A one-percentage-point change in the actuarial assumption for the discount rate would impact 2014 expense for insurance by approximately $82,000, a 1.3% change.
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
Stock-based compensation. We have stock-based compensation plans and since 2004 have made grants of restricted stock, restricted stock units, and stock-settled appreciation rights. See Note 12, Stock Based Compensation Plans, to the Notes to the Consolidated Financial Statements for a complete discussion of our stock-based compensation programs. We recognize stock-based compensation expense based on the fair value of the respective awards. We estimated the fair value of our stock-settled appreciation rights awards as of the grant date based upon a Black-Scholes-Merton option pricing model. We estimate the fair value of our restricted stock awards and units as of the grant date utilizing the closing market price of our stock on that date. The compensation expense associated with these awards is recorded in the consolidated statements of income with a corresponding credit to common stock.

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

Not Applicable.

ITEM 9A.                                        CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  Our management has evaluated, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective for the purpose of providing reasonable assurance that the information we must disclose in reports that we file or submit under the Securities Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
(b) Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2014.
Attestation Report of the Independent Registered Public Accounting Firm.  Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2014, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Haverty Furniture Companies, Inc.

We have audited Haverty Furniture Companies, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria).  Haverty Furniture Companies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Haverty Furniture Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Haverty Furniture Companies, Inc. and our report dated March 16, 2015 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 16, 2015

ITEM 9B.                                        OTHER INFORMATION

Not applicable.
PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Conduct (the "Code") for our directors, officers (including our principal executive officer, and principal financial and accounting officer) and employees. The Code is available on our website at www.havertys.com.  In the event we amend or waive any provisions of the Code applicable to our principal executive officer or principal financial and accounting officer, we will disclose the same by filing a Form 8-K.  The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.

We provide some information about our executive officers in Part I of this report under the heading "Executive Officers and Significant Employees of the Registrant."  The remaining information called for by this item is incorporated by reference to "Election of Directors," "Corporate Governance," "Board and Committees" and "Other Information – Section 16(a) Beneficial Ownership Reporting Compliance" in our 2015 Proxy Statement.

ITEM 11.                          EXECUTIVE COMPENSATION

The information contained in our 2015 Proxy Statement with respect to executive compensation and transactions under the heading "Compensation Discussion and Analysis" is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2015 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings "Ownership of Company Stock by Directors and Management" and "Equity Compensation Plan Information," is incorporated herein by reference in response to this item.

For purposes of determining the aggregate market value of our common stock and Class A common stock held by non-affiliates, shares held by all directors and executive officers have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" as defined under the Securities Exchange Act of 1934.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2015 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings "Certain Relationships and Related Transactions" and "Corporate Governance – Director Independence" is incorporated herein by reference in response to this item.

ITEM 14.                          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading "Audit Fees and Related Matters" in our 2015 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)Financial Statements. The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders' Equity – Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

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

Each exhibit identified below is filed as part of this report.  Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.  Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement.  Our SEC File Number is 1-14445 for all exhibits filed with the Securities Exchange Act reports.

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

Exhibit No.	Exhibit
+10.3
1998 Stock Option Plan, effective as of December 18, 1997 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-53215); Amendment No. 1 to our 1998 Stock Option Plan effective as of July 27, 2001 (Exhibit 10.2 to our Registration Statement on Form S-8, File No. 333-66012).

+10.4
2004 Long-Term Incentive Plan effective as of May 10, 2004 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-120352); Amendment No. 1 to our 2004 Long-Term Incentive Plan effective as of May 9, 2011 (Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-176100)

+10.5	2014 Long-Term Incentive Plan effective as of May 12, 2014 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-197969).
+10.6	Amended and Restated Directors' Compensation Plan, effective as of February 18, 2014 (Exhibit 10.5 to our 2013 Form 10-K).
+10.7	Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009 (Exhibit 10.9 to our 2009 Form 10-K).
+10.8	Form of Agreement dated December 9, 2011 regarding Change in Control with the Named Executive Officers and a Management Director (Exhibit 10.6 to our 2011 Form 10-K).
+10.9	Form of Agreement dated December 9, 2011, regarding Change in Control with Executive Officers who are not Named Executive Officers or Management Directors (Exhibit 10.7 to our 2011 Form 10-K).
+10.10	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).
10.11
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

10.12	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.13	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
10.14
Amended and Restated Retailer Program Agreement, dated November 5, 2013, between Haverty Furniture Companies, Inc. and Capital Retail Bank (formerly known as GE Money Bank).  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

+10.15	Form of Stock-Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.2 to our Current Report on Form 8‑K dated February 12, 2008).
+10.16	Form of Stock-Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8‑K dated February 2, 2009).

Exhibit No.	Exhibit
+10.17	Form of Restricted Stock Units Award Agreement in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 22, 2010).
+10.18	Form of Restricted Stock Units Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 31, 2011).
+10.19	Form of Restricted Stock Units Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 30, 2012).
+10.20
Form of Restricted Stock Units Award Notice and Form of Stock Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated January 30, 2013).

+10.21
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan. (Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 24, 2014).

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
*101
The following financial information from Haverty Furniture Companies, Inc. Report on Form 10-K for the year ended December 31 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for the years ended  December 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2015.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 16, 2015.

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

/s/ MYLLE H. MANGUM
Mylle H. Mangum Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haverty Furniture Companies, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haverty Furniture Companies, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 16, 2015 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 16, 2015

Haverty Furniture Companies, Inc.
Consolidated Balance Sheets
	December 31,
(In thousands, except per share data)	2014	2013
Assets
Current assets
Cash and cash equivalents	$65,481	$83,185
Investments	7,250	—
Restricted cash and cash equivalents	8,017	7,016
Accounts receivable	7,146	8,172
Inventories	107,139	91,483
Prepaid expenses	6,418	6,494
Other current assets	8,010	4,349
Total current assets	209,461	200,699
Accounts receivable, long-term	731	832
Property and equipment	225,162	189,242
Deferred income taxes	17,610	13,253
Other assets	8,023	13,829
Total assets	$460,987	$417,855

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$24,152	$21,810
Customer deposits	23,687	19,008
Accrued liabilities	39,960	36,338
Deferred income taxes	5,689	—
Current portion of lease obligations	2,387	959
Total current liabilities	95,875	78,115
Lease obligations, less current portion	46,678	16,196
Other liabilities	26,351	25,280
Commitments	—	—
Total liabilities	168,904	119,591
Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2014 – 28,327; 2013 – 27,853	28,327	27,853
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2014 – 2,603; 2013 – 2,915	2,603	2,915
Additional paid-in capital	79,726	77,406
Retained earnings	260,031	281,222
Accumulated other comprehensive income (loss)	(2,168)	(15,412)
Less treasury stock at cost – Common Stock (2014 – 7,759; 2013 – 7,731) and Convertible Class A Common Stock (2014 and 2013 – 522)	(76,436)	(75,720)
Total stockholders' equity	292,083	298,264
Total liabilities and stockholders' equity	$460,987	$417,855
The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012

Net sales	$768,409	$746,090	$670,073
Cost of goods sold	356,043	344,594	318,038
Gross profit	412,366	401,496	352,035
Credit service charges	298	320	293
Gross profit and other revenue	412,664	401,816	352,328

Expenses:
Selling, general and administrative	364,654	348,599	328,826
Pension settlement expense	21,623	—	—
Provision for doubtful accounts	257	120	165
Other income, net	(178)	(497)	(803)
Total expenses	386,356	348,222	328,188

Income before interest and income taxes	26,308	53,594	24,140
Interest expense, net	1,051	1,107	624
Income before income taxes	25,257	52,487	23,516
Income tax expense	16,668	20,222	8,605
Net income	$8,589	$32,265	$14,911

Other comprehensive income, net of tax:
Defined benefit pension plan adjustments; net of tax expense (benefit) of ($2,954), $4,822 and $921	$13,244	$7,966	$1,501
Other comprehensive income	—	—	117
Total other comprehensive income	13,244	7,966	1,618

Comprehensive income	$21,833	$40,231	$16,529

Basic earnings per share:
Common Stock	$0.38	$1.45	$0.69
Class A Common Stock	$0.33	$1.37	$0.58

Diluted earnings per share:
Common Stock	$0.37	$1.41	$0.67
Class A Common Stock	$0.33	$1.35	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Stockholders' Equity

	Year Ended December 31,
(In thousands, except share and per share data)	2014		2013		2012
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	27,853,412	$27,853	27,212,184	$27,212	26,578,193	$26,578
Conversion of Class A Common Stock	311,824	312	382,199	382	344,802	345
Stock compensation transactions, net	161,534	162	259,029	259	289,189	289
Ending balance	28,326,770	28,327	27,853,412	27,853	27,212,184	27,212
Class A Common Stock:
Beginning balance	2,915,234	2,915	3,297,433	3,297	3,642,235	3,642
Conversion to Common Stock	(311,824)	(312)	(382,199)	(382)	(344,802)	(345)
Ending balance	2,603,410	2,603	2,915,234	2,915	3,297,433	3,297
Treasury Stock:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(8,253,414)	(75,720)	(8,263,557)	(75,816)	(8,271,024)	(75,847)
Directors' Compensation Plan	9,213	88	10,143	96	25,649	249
Purchases	(37,076)	(804)	—	—	(18,182)	(218)
Ending balance	(8,281,277)	(76,436)	(8,253,414)	(75,720)	(8,263,557)	(75,816)
Additional Paid-in Capital:
Beginning balance		77,406		73,803		69,209
Stock option and restricted stock issuances		(2,232)		(1,928)		1,605
Tax benefit related to stock-based plans		896		1,754		289
Directors' Compensation Plan		337		454		147
Amortization of restricted stock		3,319		3,323		2,553
Ending balance		79,726		77,406		73,803
Retained Earnings:
Beginning balance		281,222		254,310		264,083
Net income		8,589		32,265		14,911
Cash dividends (Common Stock: 2014 - $1.32; 2013 - $0.24 and 2012 - $1.12 per share Class A Common Stock: 2014 - $1.25; 2013 - $0.225 and 2012 - $1.0625 per share)		(29,780)		(5,353)		(24,684)
Ending balance		260,031		281,222		254,310

Accumulated Other Comprehensive Income (Loss):
Beginning balance		(15,412)		(23,378)		(24,996)
Pension liabilities adjustment, net of taxes		13,244		7,966		1,501
Other		—		—		117
Ending balance		(2,168)		(15,412)		(23,378)
Total Stockholders' Equity		$292,083		$298,264		$259,428

The accompanying notes are an integral part of these consolidated financial statements

Haverty Furniture Companies, Inc.
Consolidated Statements of Cash flows

	Year ended December 31,
(In thousands)	2014	2013	2012

Cash Flows from Operating Activities
Net income	$8,589	$32,265	$14,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,613	21,450	19,415
Stock-based compensation expense	3,319	3,323	2,553
Tax benefit from stock-based plans	(896)	(1,754)	(289)
Deferred income taxes	4,800	(652)	(2,209)
Provision for doubtful accounts	257	120	165
Pension settlement expense	21,623	—	—
Other	641	459	614
Changes in operating assets and liabilities:
Accounts receivable	870	1,400	1,210
Inventories	(15,656)	5,419	(3,458)
Customer deposits	4,679	(1,955)	6,391
Other assets and liabilities	(2,023)	(2,638)	1,819
Accounts payable and accrued liabilities	6,638	(1,548)	11,046
Net Cash Provided by Operating Activities	55,454	55,889	52,168
Cash Flows from Investing Activities
Capital expenditures	(30,882)	(20,202)	(25,014)
Purchase of certificates of deposit	(10,000)	—	—
Restricted cash and cash equivalents	(1,001)	(3)	(200)
Other investing activities	511	85	448
Net Cash Used in Investing Activities	(41,372)	(20,120)	(24,766)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	—	—	—
Payments of borrowings under revolving credit facilities	—	—	—
Net change in borrowings under revolving credit facilities	—	—	—
Payments on lease obligations	(1,088)	(867)	(766)
Proceeds from exercise of stock options	—	872	2,457
Tax benefit from stock-based plans	896	1,754	289
Dividends paid	(29,780)	(5,353)	(24,684)
Common stock repurchased and retired	(804)	—	(218)
Other financing activities	(1,010)	(2,540)	(515)
Net Cash Used In Financing Activities	(31,786)	(6,134)	(23,437)
Increase (Decrease) in cash and Cash Equivalents	(17,704)	29,635	3,965
Cash and Cash Equivalents at Beginning of Year	83,185	53,550	49,585
Cash and Cash Equivalents at End of Year	$65,481	$83,185	$53,550

The accompanying notes are an integral part of these consolidated financial statements

Notes To Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. ("Havertys," "we," "our," or "us") is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges.   We have 119 showrooms in 16 states at December 31, 2014.  All of our stores are operated using the Havertys name and we do not franchise our stores.  We offer financing through an internal revolving charge credit plan as well as a third-party finance company.  We operate in one reportable segment, home furnishings retailing.

Basis of Presentation:
The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Use of Estimates:
The preparation of financial statements in conformity with United States of America generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:
Cash and cash equivalents includes all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle in five days.

Investments:
We have purchased certificates of deposit held for investment that are not debt securities with original maturities greater than three months.  The fair values of the certificates of deposit approximates their carrying amounts.  Certificates of deposit with remaining maturities less than one year totaled $7,250,000 and are classified as current and those with remaining maturities greater than one year totaled $2,750,000 and are included in other assets.

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

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $27,293,000, $27,588,000 and $21,699,000 were charged to customers in 2014, 2013 and 2012, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $36,395,000, $32,736,000 and $31,411,000 in 2014, 2013 and 2012, respectively.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative ("SG&A") expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $70,420,000, $64,302,000 and $61,991,000 in 2014, 2013 and 2012, respectively.

Leases:
In the case of certain leased stores, we may be extensively involved in the construction or major structural modifications of the leased properties.  As a result of this involvement, we are deemed the "owner" for accounting purposes during the construction period, and are required to capitalize the total fair market value of the portion of the leased property we use on our consolidated balance sheet. Following construction completion, we perform an analysis under ASC 840, "Leases," to determine if can we can apply sale-leaseback accounting.  We have determined that each of the leases remaining on our consolidated balance sheet did not qualify for such accounting treatment.  In conjunction with these leases, we also record financing obligations equal to the landlord reimbursements and fair market value of the assets. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.  Depreciation expense is also recognized on the leased asset.

Deferred Escalating Minimum Rent and Lease Incentives:
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as "Accrued liabilities." The liability for deferred escalating minimum rent approximated $10,850,000 and $11,581,000 at December 31, 2014 and 2013, respectively. Any lease incentives we receive are deferred and subsequently amortized on a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $1,373,000 and $1,766,000 at December 31, 2014 and 2013, respectively.

Advertising Expense:
Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing.   The total amount of prepaid advertising costs included in other current assets was approximately $718,000 and $604,000 at December 31, 2014 and 2013, respectively.  We incurred approximately $45,067,000, $43,030,000 and $41,883,000 in advertising expense during 2014, 2013 and 2012, respectively.

 Interest Expense, net:
Interest expense is comprised of amounts incurred related to our debt and lease obligations recorded on our balance sheet, net of interest income.  The total amount of interest expense was approximately $1,423,000, $1,218,000 and $866,000 during 2014, 2013 and 2012, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items outside of core operations.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers' compensation and vehicle claims. Beginning in 2012 we became primarily self-insured for employee group health care claims.  We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities.  These reserves totaled $8,863,000 and $8,220,000 at December 31, 2014 and 2013, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.  The assets that are related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $2,728,000 and $2,081,000 at December 31, 2014 and 2013, respectively, and are included in other assets.  The related liability of the same amount is included in other liabilities.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store's estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared.  The impairment loss calculation compares the carrying amount of the asset to the store's assets' estimated fair value, which is determined on the basis of fair value for similar assets or future cash flows (discounted and with interest charges).  If required, an impairment loss is recorded in SG&A expense for the difference in the asset's carrying value and the asset's estimated fair value.  No such losses were recorded in 2014, 2013 and 2012.

Earnings Per Share:
We report our earnings per share using the two class method.  The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 13 for the computational components of basic and diluted earnings per share.

Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) ("AOCI"), net of income taxes, were comprised of unrecognized pension and retirement liabilities totaling approximately $2,168,000 and $15,412,000 at December 31, 2014 and 2013, respectively. The amounts reclassified out of AOCI to SG&A related to our defined benefit pension plans.

Recently Issued and Adopted Accounting Pronouncement:

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification.

We considered the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). We are currently evaluating this ASU to determine our adoption method and the impact it will have on our consolidated financial statements.

Note 2, Accounts Receivable:

Amounts financed under our in-house credit programs, as a percent of net sales including sales tax, were approximately 3.2% in 2014, 3.6% in 2013 and 4.6% in 2012. The credit programs selected most often by our customers is "12 months no interest with equal monthly payments."  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $7,351,000 in 2015, $712,000 in 2016, $133,000 in 2017 and $31,000 in 2018 for receivables outstanding at December 31, 2014.

Accounts receivable are shown net of the allowance for doubtful accounts of approximately $350,000 at December 31, 2014 and 2013. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. We assess the adequacy of the allowance account at the end of each quarter.  Interest assessments are continued on past-due accounts but no "interest on interest" is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 16 states.

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $18,956,000 and $18,737,000 at December 31, 2014 and 2013, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $219,000 in 2014, a positive impact of $259,000 in 2013, and a negative impact of $886,000 in 2012.  During 2013, inventory quantities declined resulting in liquidations of LIFO inventory layers.  The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold by an immaterial amount in 2013.  We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2014	2013
Land and improvements	$48,410	$47,650
Buildings and improvements	245,188	235,468
Furniture and fixtures	96,715	92,375
Equipment	43,236	39,954
Buildings under lease	36,756	19,577
Construction in progress	16,146	902
	486,451	435,926
Less accumulated depreciation	(253,009)	(240,808)
Less accumulated lease amortization	(8,280)	(5,876)
Property and equipment, net	$225,162	$189,242

During 2012, we transferred approximately $1,217,000 from "Other Assets" to "Property and Equipment" due to our decision to lease a retail location which had been listed for sale.

Note 5, Credit Arrangement:

In September 2011 Havertys entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with a bank.  The Credit Agreement amended and restated the credit agreement governing our then existing revolving credit facility to reduce the aggregate commitments under the facility to $50.0 million from $60.0 million, extend the maturity date to September 1, 2016 from December 22, 2011, lower the commitment fees on unused amounts, reduce the applicable margin for interest rates on borrowings and modify certain of the covenants.  The Credit Agreement provides for an aggregate availability for letters of credit of $20.0 million.

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $57.6 million and there were no outstanding letters of credit at December 31, 2014.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the Credit Agreement at December 31, 2014.

Note 6, Accrued Liabilities and Other Liabilities:
Accrued liabilities and other liabilities consist of the following:

(In thousands)	2014	2013
Accrued liabilities:
Employee compensation, related taxes and benefits	$15,145	$14,318
Taxes other than income and withholding	9,322	8,231
Self-insurance reserves	5,942	5,326
Other	9,551	8,463
	$39,960	$36,338
Other liabilities:
Straight-line lease liability	$10,850	$11,581
Self-insurance reserves	2,921	2,894
Other	12,580	10,805
	$26,351	$25,280

Note 7, Income Taxes:

Income tax expense (benefit) consists of the following:
(In thousands)	2014	2013	2012
Current
Federal	$10,257	$18,253	$9,375
State	1,611	2,621	1,439
	11,868	20,874	10,814

Deferred
Federal	4,323	(706)	(2,235)
State	477	54	26
	4,800	(652)	(2,209)
	$16,668	$20,222	$8,605

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2014	2013	2012
Statutory rates applied to income before income taxes	$8,840	$18,370	$8,231
State income taxes, net of Federal tax benefit	788	1,610	769
Net permanent differences	42	316	8
Release of valuation allowance in accumulated other comprehensive income related to settled pension obligations	6,866	—	—
Change in deferred tax asset valuation allowance	—	(1,363)	(1,207)
Change in state credits	110	1,466	1,129
Change for net operating loss carrybacks, amended returns and related receivables	—	(204)	342
Change in deferred tax rate	—	—	(125)
Change in reserve for uncertain tax positions	—	—	(674)
Other	22	27	132
	$16,668	$20,222	$8,605

The change in state credits in 2014, 2013 and 2012 is the unused amounts which expired as of the end of each of the tax years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2014	2013
Deferred tax assets:
Accounts receivable related	$743	$610
Net property and equipment	5,787	11,977
Leases	5,055	5,007
Accrued liabilities	9,523	776
State tax credits	—	110
Retirement benefits	720	4,633
Other	31	28
Total deferred tax assets	21,859	23,141
Deferred tax liabilities:
Inventory related	9,198	8,951
Other	740	643
Total deferred tax liabilities	9,938	9,594
Net deferred tax assets	$11,921	$13,547

 Deferred tax assets and deferred tax liabilities which are current are netted against each other as are non-current deferred tax assets and non-current deferred tax liabilities as they relate to each tax-paying component for presentation in the consolidated balance sheets. These groupings are detailed in the following table:

(In thousands)	2014	2013
Current assets (liabilities):
Current deferred assets	$5,801	$11,048
Current deferred liabilities	(11,490)	(10,754)
	(5,689)	294
Non-current assets (liabilities):
Non-current deferred assets	38,978	39,974
Non-current deferred liabilities	(21,368)	(26,721)
	17,610	13,253
Net deferred tax assets	$11,921	$13,547

We review our deferred tax assets to determine the need for a valuation allowance.  Based on evidence we conclude that it is more-likely-than-not that our deferred tax assets will be realized and therefore a valuation allowance is not required.

We established a valuation allowance in 2008 against virtually all of our deferred tax assets due to our operating loss in that year and projected loss in 2009.  A portion of the allowance was charged to AOCI and was increased in 2009.  Our profitability in 2011 was sufficient for us to release the valuation allowance.  The "backward-tracing" prohibition in ASC 740, Income Taxes required us to record the total amount of the release as a tax benefit in net income including the portion originally charged to AOCI.  This resulted in a debit valuation allowance of $6,866,000 remaining in AOCI until the settlement of the Plan's pension obligations in 2014 when this amount was reversed and included in total tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2009.

Uncertain Tax Positions
During 2012 we settled federal and state audits and the statute of limitations lapsed eliminating our remaining $674,000 unrecognized tax positions and reducing our effective tax rate in that year.  No new uncertain tax positions were identified in 2013 or 2014.  Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense.

Note 8, Long-Term Debt and Lease Obligations:
Long-term debt and lease obligations are summarized as follows:
(In thousands)	2014	2013
Revolving credit notes (a)	$—	$—
Lease obligations (b)	49,065	17,155
	49,065	17,155
Less portion classified as current	(2,387)	(959)
	$46,678	$16,196
(a)   We have a revolving credit agreement as described in Note 5.
(b)  These obligations are related to properties under lease with aggregate net book values of approximately $40,538,000 and $13,701,000 at December 31, 2014 and 2013, respectively.

The approximate aggregate maturities of these lease obligations during the five years subsequent to December 31, 2014 and thereafter are as follows:  2015 - $2,387,000; 2016 - $2,740,000, 2017 - $2,931,000; 2018 - $3,139,000; 2019 - $3,351,000 and $34,517,000 thereafter.  These maturities are net of imputed interest of approximately $19,174,000 at December 31, 2014.

Cash payments for interest were approximately $1,400,000, $1,185,000 and $834,000 in 2014, 2013 and 2012, respectively.

Note 9, Stockholders' Equity:

Common Stock has a preferential dividend rate of at least 105% of the dividend paid on Class A Common Stock. Class A Common Stock has greater voting rights which include:  voting as a separate class for the election of 75% of the total number of directors and on all other matters subject to shareholder vote, each share of Class A Common Stock has ten votes and votes with the Common Stock as a single class.  Class A Common Stock is convertible at the holder's option at any time into Common Stock on a 1-for-1 basis; Common Stock is not convertible into Class A Common Stock.

      A special cash dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock was paid in the third quarter of 2014 and the fourth quarter of 2012, respectively. Aggregate dividends paid on Common Stock was $27,077,000, $4,787,000 and $21,721,000 in 2014, 2013 and 2012, respectively. Aggregate dividends paid on Class A Common Stock was $2,703,000, $566,000 and $2,963,000 in 2014, 2013 and 2012, respectively.

Note 10, Benefit Plans:

During the fourth quarter of 2014, we settled the obligations associated with our defined benefit pension plan (the "Pension Plan").  The Pension Plan covered substantially all employees hired on or before December 31, 2005 and was closed to any employees hired after that date. The benefits are based on years of service and the employee's final average compensation. No new benefits were earned under the Pension Plan for additional years of service after December 31, 2006.

Plan participants not yet retired received vested benefits from the plan assets by electing either a lump sum distribution, roll-over contribution to a 401(k) or individual retirement plans, or an annuity contract with a third-party insurance company.  Retired participants automatically received annuities.  Pension settlement charges of $21,623,000 million, before tax, were recorded during the fourth quarter of 2014 as payments were made from the Plan in accordance with the participants' elections.

The remaining $813,000 plan assets will fund additional plan termination professional fees, administration expenses and any required adjustments identified to amounts settled, with the remainder distributed equally to current plan participants after final IRS approval is obtained.  Accordingly, we have no future obligations related to the terminated Pension Plan.

We also have a non-qualified, non-contributory supplemental executive retirement plan (the "SERP") for employees whose retirement benefits are reduced due to their annual compensation levels. The SERP provides annual benefits amounting to 55% of final average earnings less benefits payable from our pension plan and Social Security benefits. The SERP limits the total amount of annual retirement benefits that may be paid to a participant from all sources (Retirement Plan, Social Security and the SERP) to $125,000. The SERP is not funded so we pay benefits directly to participants.

The following table summarizes information about our pension plan and SERP.

	Pension Plan		SERP
(In thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of the year	$73,456	$80,610	$5,974	$6,368
Service cost	—	—	117	134
Interest cost	3,232	3,278	289	259
Plan settlements	(83,453)	—	—	—
Special termination benefits	813	—	—	—
Actuarial losses (gains)	10,700	(6,838)	1,095	(595)
Benefits paid	(3,935)	(3,594)	(205)	(192)
Benefit obligation at end of year	813	73,456	7,270	5,974
Change in plan assets:
Fair value of plan assets at beginning of year	82,904	73,842	—	—
Employer contribution	—	4,200	205	192
Actual return on plan assets	5,297	8,456	—	—
Plan settlements	(83,453)	—	—	—
Benefits paid	(3,935)	(3,594)	(205)	(192)
Fair value of plan assets at end of year	813	82,904	—	—
Funded status of the plan – (underfunded)	$—	$9,448	$(7,270)	$(5,974)

Accumulated benefit obligations	$—	$73,456	$7,270	$5,974

Amounts recognized in the consolidated balance sheets consist of:
	Pension Plan		SERP
(In thousands)	2014	2013	2014	2013
Noncurrent assets	$—	$9,448	$—	$—
Current liabilities	—	—	(228)	(214)
Noncurrent liabilities	—	—	(7,042)	(5,760)
	$—	$9,448	$(7,270)	$(5,974)

Amounts recognized in accumulated other comprehensive income (loss) before the effect of income taxes consist of:
	Pension Plan		SERP
(In thousands)	2014	2013	2014	2013
Prior service cost	$—	$—	$(432)	$(641)
Net actuarial loss	—	(11,176)	(1,663)	(568)
	$—	$(11,176)	$(2,095)	$(1,209)

Net pension cost included the following components:

	Pension Plan			SERP
(In thousands)	2014	2013	2012	2014	2013	2012
Service cost-benefits earned during the period	$—	$—	$—	$117	$134	$97
Interest cost on projected benefit obligation	3,232	3,278	3,506	289	259	262
Expected return on plan assets	(4,475)	(4,948)	(4,474)	—	—	—
Amortization of prior service cost	—	—	—	210	210	210
Amortization of actuarial loss	244	1,627	1,847		68	26
Settlement loss recognized	20,810	—	—	—	—	—
Special termination benefit recognized	813	—	—	—	—	—
Net pension costs	$20,624	$(43)	$879	$616	$671	$595

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2015 is approximately $324,000 for the SERP.

Assumptions
We use a measurement date of December 31 for our pension and SERP plan. Assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Plan		SERP
	2014	2013	2014	2013
Discount rate	n/a	4.93%	4.09%	4.96%
Rate of compensation increase	n/a	n/a	3.50%	3.50%

Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Pension Plan			SERP
	2014	2013	2012	2014	2013	2012
Discount rate	4.93%	4.13%	4.60%	4.96%	4.08%	4.60%
Expected long-term return on plan assets	6.00%	6.65%	6.75%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	3.50%	3.50%	3.50%

For purposes of determining the periodic expense of our defined benefit plan, we use fair market value of plan assets as the market related value.

Prior to the termination and settlement of the obligations of the pension plan its assets were held in audited institutional mutual funds and collective trusts.  Since the net asset values of these funds were not quoted on actively traded markets, they were classified in a Level 2 valuation category.  Some of the holdings in these funds were valued using quoted market prices for similar instruments in active markets, a Level 2 valuation technique.  The remaining assets were valued using quoted market prices, a Level 1 valuation technique.  The fair values by asset category are as follows (in thousands):

	Fair Value Measurements
	December 31, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Money Market Funds	$813	$813	$—	$380	$380	$—
Equity Securities:
Haverty Class A Common Stock				6,348	6,348
U.S. Large Cap Passive(a)				9,151		9,151
U.S. Small/Mid Cap Growth				1,183		1,183
U.S. Small/Mid Cap Value				1,174		1,174
International Equity				6,316		6,316
Emerging Markets Equity				1,530		1,530
	—	—	—	25,702	6,348	19,354

Fixed Income:
Opportunistic(b)				8,143		8,143
Passive				4,294		4,294
Long Duration Active(c)				16,964		16,964
Long Duration Passive				6,478		6,478
Long Duration Investment Grade(d)				20,943		20,943
	—	—	—	56,822	—	56,822
Total	$813	$813	$—	$82,904	$6,728	$76,176

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

Cash Flows
We did not make any contributions to the pension plan in 2014 and its remaining assets are expected to be distributed in 2015. The following schedule outlines the expected benefit payments related to the SERP in future years.  These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2014.

(In thousands)	SERP
2015	$228
2016	260
2017	369
2018	372
2019	379
2020-2024	2,098

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute.  We match employee contributions 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. We expensed matching employer contributions of approximately $3,449,000, $3,104,000 and $2,907,000 in 2014, 2013 and 2012, respectively.

We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note  11, Accumulated Other Comprehensive Income (loss):

The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive income (loss) on our Consolidated Balance Sheet to the Consolidated Statement Comprehensive Income (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012

Beginning balance	$(15,412)	$(23,378)	$(24,996)
Other comprehensive income (loss)
Defined benefit pension plans:
Net gain (loss) during year	(10,974)	10,943	339
Amortization of prior service cost(1)	210	210	210
Amortization of net loss(1)	244	1,695	1,873
Settlement loss recognized(2)	20,810	—	—
	10,290	12,848	2,422
Tax expense (benefit)(3)	(2,954)	4,882	921
Defined benefit pension plans, net	13,244	7,966	1,501
Other (4)	—	—	117
Total other comprehensive income	13,244	7,966	1,618
Ending balance	$(2,168)	$(15,412)	$(23,378)

(1)	These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.
(2)	This amount was reclassified and is part of the line item "pension settlement expense."
(3)	These amounts were reclassified to income tax expense.
(4)	This amount was reclassified to selling, general and administrative costs.

Note 12, Stock-Based Compensation Plans:

We have issued options and awards for Common Stock under three stock-based employee compensation plans, the 2014 Long Term Incentive Plan (the "2014 LTIP Plan"), the 2004 Long Term Incentive Plan (the "2004 LTIP Plan") and the 1998 Stock Option Plan (the "1998 Plan"). No new awards may be granted under the 1998 Plan and as of December 31, 2014 all previously granted awards have been exercised, forfeited, or expired. No new awards may be granted under the 2004 LTIP Plan.  As of December 31, 2014, 1,187,941 shares were available for awards and options under the 2014 LTIP Plan.

The following table summarizes our equity award activity during the years ended December 31, 2014, 2013 and 2012:

	Restricted Stock Award		Stock-Settled Appreciation Rights		Options
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	432,025	$12.13	144,049	$8.87	292,100	$14.20
Granted	252,700	12.34	—	—	—	—
Exercised or restrictions lapsed(1)	(127,050)	11.87	(22,300)	8.94	(236,100)	12.89
Forfeited or expired	(1,750)	12.34	—	—	(6,000)	12.84
Outstanding at December 31, 2012	555,925	12.28	121,749	8.85	50,000	20.56
Granted	162,150	18.15	112,000	18.14	—	—
Exercised or restrictions lapsed(1)	(277,975)	12.24	(84,049)	8.90	(48,000)	20.75
Forfeited or expired	(3,100)	15.00	—	—	(2,000)	15.90
Outstanding at December 31, 2013	437,000	14.46	149,700	15.78	—	—
Granted	146,748	28.72	—	—
Exercised or restrictions lapsed(1)	(235,925)	14.01	(13,725)	12.30
Forfeited or expired	(26,501)	24.28	(6,000)	18.14
Outstanding at December 31, 2014	321,322	$20.49	129,975	$16.04	—	—
Exercisable at December 31, 2014			51,975	$12.88	—	—
Restricted units expected to vest	321,322	$20.49
Exercisable at December 31, 2013			37,700	$8.76	—	—
Exercisable at December 31, 2012			96,224	$8.89	50,000	$20.56
(1) The total intrinsic value of options and stock-settled appreciation rights exercised was approximately $184,000, $1,312,000 and $760,000 in 2014, 2013 and 2012, respectively.

The fair value for stock-settled appreciation rights are estimated at the date of grant using a Black‑Scholes pricing model.  The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2014 was approximately $475,000 and $777,000, respectively.

The total fair value of restricted common stock shares that vested in 2014, 2013 and 2012 was approximately $5,985,000, $6,308,000 and $1,528,000, respectively.  The aggregate intrinsic value of outstanding restricted stock awards was $7,290,000 at December 31, 2014.

Grants of restricted common stock, restricted units, performance units and stock-settled appreciation rights have been made to certain officers and key employees under the 2004 and the 2014 LTIP Plan. The restrictions on the restricted units generally lapse or vest annually, primarily over four year periods.  The performance units are based on one-year performance periods but cliff vest in three years from grant date.  The compensation for all awards is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis, and was approximately $3,319,000, $3,323,000 and $2,553,000 in 2014, 2013 and 2012, respectively. As of December 31, 2014, the total compensation cost related to unvested equity awards was approximately $4,536,000 and is expected to be recognized over a weighted-average period of 2.2 years.

Note 13, Earnings Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2014	2013	2012
Common:
Distributed earnings	$27,077	$4,787	$21,721
Undistributed earnings	(19,220)	23,972	(8,522)
Basic	7,857	28,759	13,199
Class A Common earnings	732	3,506	1,712
Diluted	$8,589	$32,265	$14,911
Class A Common:
Distributed earnings	$2,703	$566	$2,963
Undistributed earnings	(1,971)	2,940	(1,251)
	$732	$3,506	$1,712

Denominator:	2014	2013	2012
Common:
Weighted average shares outstanding - basic	20,426	19,865	19,096
Assumed conversion of Class A Common Stock	2,199	2,558	2,943
Dilutive options, awards and common stock equivalents	315	392	343
Total weighted average diluted Common Stock	22,940	22,815	22,382
Class A Common:
Weighted average shares outstanding	2,199	2,558	2,943

Basic net earnings per share
Common Stock	$0.38	$1.45	$0.69
Class A Common Stock	$0.33	$1.37	$0.58
Diluted net earnings per share
Common Stock	$0.37	$1.41	$0.67
Class A Common Stock	$0.33	$1.35	$0.59

At December 31, 2012, we did not include options to purchase approximately 50,000 shares of Havertys Common Stock in the computation of diluted earnings per common share because the exercise prices of those options were greater than the average market price and their inclusion would have been antidilutive.

Note 14, Commitments:

We lease certain property and equipment under operating leases. Initial lease terms range from 5 years to 30 years and certain leases contain renewal options ranging from one to 25 years or provide for options to purchase the related property at fair market value or at predetermined purchase prices. The leases generally require us to pay all maintenance, property taxes and insurance costs.

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2015	$32,148
2016	31,085
2017	28,450
2018	26,615
2019	21,450
Subsequent to 2020	63,029
Total minimum lease payments	202,777
Less total minimum sublease rentals	(12)
Net minimum lease payments	$202,765

Step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Lease concessions for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

	2014	2013	2012
Property
Minimum	$27,264	$27,370	$27,633
Additional rentals based on sales	79	—	—
Sublease income	(144)	(146)	(137)
	27,199	27,224	27,496
Equipment	2,568	2,444	2,162
	$29,767	$29,668	$29,658

Note 15, Supplemental Cash Flow Information:

Income Taxes Paid and Refunds Received
We paid state and federal income taxes of approximately $11,420,000, $20,432,000 and $9,197,000 in 2014, 2013 and 2012, respectively. We also received income tax refunds of approximately $191,000, $3,003,000 and $662,000 in 2014, 2013 and 2012, respectively.

Non-Cash Transactions
We increased property and equipment and lease obligations related to new retail stores by approximately $7,073,000 in 2012. We reduced property and equipment and lease obligations by approximately $2,600,000 in 2013 as one property was completed and accounting for its lease finalized.  We increased property and equipment and lease obligations related to retail properties in 2014 by approximately $28,356,000 and $32,999,000, respectively.

Note 16, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$181,737	$175,132	$198,541	$212,999
Gross profit	97,862	94,144	106,203	114,156
Credit service charges	81	71	72	75
Income before taxes	9,956	7,812	12,468	(4,978)
Net income	6,129	4,829	7,824	(10,192)
Basic net earnings (loss) per share:
Common	0.27	0.21	0.35	(0.45)
Class A Common	0.26	0.20	0.33	(0.43)
Diluted net earnings (loss) per share:
Common	0.27	0.21	0.34	(0.45)
Class A Common	0.26	0.20	0.33	(0.43)

The fourth quarter of 2014 includes expense of $21.6 million, a $0.90 per share impact, for the settlement of the defined benefit pension plan.

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$186,090	$171,114	$192,722	$196,164
Gross profit	100,309	91,311	103,877	106,000
Credit service charges	86	76	78	79
Income before taxes	13,450	7,866	15,388	15,783
Net income	8,260	4,830	9,494	9,681
Basic net earnings per share:
Common	0.37	0.22	0.42	0.43
Class A Common	0.35	0.20	0.40	0.41
Diluted net earnings per share:
Common	0.36	0.21	0.42	0.42
Class A Common	0.34	0.20	0.40	0.41

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

 Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc. and subsidiaries:

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2014:
Allowance for doubtful accounts	$350	$257	$257	$350
Reserve for cancelled sales and allowances	$1,277	$11,126	$10,776	$1,627

Year ended December 31, 2013:
Allowance for doubtful accounts	$395	$120	$165	$350
Reserve for cancelled sales and allowances	$1,152	$10,402	$10,277	$1,277

Year ended December 31, 2012:
Allowance for doubtful accounts	$525	$165	$295	$395
Reserve for cancelled sales and allowances	$1,100	$9,027	$8,975	$1,152

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.