Form 10-Q
period 2015-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2015-05-05
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended March 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of April 30, 2015, were: Common Stock – 20,576,570; Class A Common Stock – 2,080,605.

HAVERTY FURNITURE COMPANIES, INC.
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets – March 31, 2015 (unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Comprehensive Income – Three Months ended March 31, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows – Three Months ended March 31, 2015 and 2014 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

	Item 4. Controls and Procedures	11

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	12

	Item 6. Exhibits	12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$74,146	$65,481
Investments	6,250	7,250
Restricted cash and cash equivalents	8,000	8,017
Accounts receivable	6,393	7,146
Inventories	107,348	107,139
Prepaid expenses	7,271	6,418
Other current assets	4,073	8,010
Total current assets	213,481	209,461
Accounts receivable, long-term	695	731
Property and equipment	228,952	225,162
Deferred income taxes	17,939	17,610
Other assets	8,559	8,023
Total assets	$469,626	$460,987
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$23,055	$24,152
Customer deposits	29,583	23,687
Accrued liabilities	35,632	39,960
Deferred income taxes	5,689	5,689
Current portion of lease obligations	2,788	2,387
Total current liabilities	96,747	95,875

Lease obligations, less current portion	48,861	46,678
Other liabilities	26,557	26,351
Commitments	—	—
Total liabilities	172,165	168,904
Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2015 – 28,335; 2014 – 28,327;	28,335	28,327
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2015 and 2014 – 2,603	2,603	2,603
Additional paid-in capital	80,729	79,726
Retained earnings	264,348	260,031
Accumulated other comprehensive loss	(2,118)	(2,168)
Less treasury stock at cost – Common Stock (2015 and 2014 – 7,759) and Convertible Class A Common Stock (2015 and 2014 – 522)	(76,436)	(76,436)
Total stockholders' equity	297,461	292,083
Total liabilities and stockholders' equity	$469,626	$460,987

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended, March 31,
(In thousands, except per share data)	2015	2014

Net sales	$191,331	$181,737
Cost of goods sold	88,684	83,875
Gross profit	102,647	97,862
Credit service charges	72	81
Gross profit and other revenue	102,719	97,943

Expenses:
Selling, general and administrative	92,303	87,674
Provision for doubtful accounts	23	48
Other income, net	(27)	(8)
Total expenses	92,299	87,714

Income before interest and income taxes	10,420	10,229
Interest expense, net	492	273

Income before income taxes	9,928	9,956
Income tax expense	3,809	3,827
Net income	$6,119	$6,129

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $31 and $50	$50	$82

Comprehensive income	$6,169	$6,211

Basic earnings per share:
Common Stock	$0.27	$0.27
Class A Common Stock	$0.26	$0.26

Diluted earnings per share:
Common Stock	$0.27	$0.27
Class A Common Stock	$0.25	$0.26

Cash dividends per share:
Common Stock	$0.080	$0.080
Class A Common Stock	$0.075	$0.075

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$6,119	$6,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,098	5,380
Share-based compensation expense	1,113	926
Provision for doubtful accounts	23	48
Other	(6)	120
Changes in operating assets and liabilities:
Accounts receivable	766	783
Inventories	(209)	(4,481)
Customer deposits	5,896	5,737
Other assets and liabilities	(451)	1,664
Accounts payable and accrued liabilities	(5,785)	(7,858)
Net cash provided by operating activities	13,564	8,448
Cash Flows from Investing Activities:
Capital expenditures	(6,711)	(4,518)
Maturities of certificates of deposit	1,000	—
Restricted cash and cash equivalents	17	(1,000)
Other	6	409
Net cash used in investing activities	(5,688)	(5,109)

Cash Flows from Financing Activities:
Payments on lease obligations	(593)	(227)
Dividends paid	(1,802)	(1,789)
Construction allowance receipts	3,286	—
Other	(102)	—
Net cash provided by (used in) financing activities	789	(2,016)
Increase in cash and cash equivalents during the period	8,665	1,323
Cash and cash equivalents at beginning of period	65,481	83,185
Cash and cash equivalents at end of period	$74,146	$84,508

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys' Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE B – Restricted Cash and Cash Equivalents

Our insurance carrier requires us to collateralize a portion of our workers' compensation obligations. These escrowed funds are shown as restricted cash and cash equivalents on our consolidated balance sheet and are investments in money market funds held by an agent.  The annual agreement with our carrier governing these funds expires on December 31, 2015.

NOTE C – Investments

We have purchased certificates of deposit held for investment with original maturities greater than three months.  The fair values of the certificates of deposit approximates their carrying amounts.  Certificates of deposit with remaining maturities less than one year totaled $6,250,000 and are classified as current and those with remaining maturities greater than one year totaled $2,750,000 and are included in other assets.

NOTE D – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 2.9% and 3.3% during the first three months of 2015 and 2014, respectively. The in-house credit program selected most often by our customers is "12 months no interest with equal monthly payments."  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $6.5 million in one year, $0.7 million in two years, and $0.2 million beyond two years for receivables outstanding at March 31, 2015.

Accounts receivable are shown net of the allowance for doubtful accounts of $0.3 million at March 31, 2015 and $0.4 million at December 31, 2014. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no "interest on interest" is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 16 states.

NOTE E – Interim LIFO Calculations

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

Our effective tax rate for the three months ended March 31, 2015 and 2014 was 38.4%.  The primary difference in the effective rate and the statutory rate is due to state income taxes.

NOTE G – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $3.3 million at March 31, 2015 and $2.7 million at December 31, 2014 and are included in other assets.  The related liability of the same amount is included in other liabilities.

NOTE H – Pension Plans

On May 13, 2014, our defined benefit plan (the "Pension Plan") was terminated effective July 20, 2014.  During the fourth quarter of 2014 Pension Plan participants received their earned benefits through the payment of lump-sum cash distributions, roll-over payments to other retirement accounts, and the purchase of annuity contracts from a third-party insurance company.  The Pension Plan was fully funded so no company contributions were required in 2014 to completely settle our obligations.  Additional

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

information regarding the settlement of the Pension Plan can be found in our Annual Report on Form 10‑K for the year ended December 31, 2014.

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

Net pension costs included the following components (in thousands):

	SERP		Pension Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015			2014
Service cost-benefits earned during period	$—	$—	$	N/	A	$31
Interest cost on projected benefit obligations	—	—				954
Expected return on plan assets	—	—				(1,214)
Amortization of prior service costs	52	52				—
Amortization of actuarial (gain) loss	29	—				79
Net pension costs	$81	$52	$	N/	A	$(150)

NOTE I – Stock Based Compensation Plan
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2014 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the three months ended March 31, 2015:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2014	321,322	$20.49	129,975	$16.04
Granted	171,485	24.00	—	—
Restrictions lapsed or exercised	—	—	(19,100)	8.74
Forfeited	(2,802)	24.74	—	—
Outstanding at March 31, 2015	490,005	$21.69	110,875	$17.29
Exercisable at March 31, 2015	—	—	32,875	$15.28

Grants of equity awards are made to certain officers and key employees under stockholder approved long-term incentive plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2015, the Company granted 52,377 awards for which the shares ultimately issued will be based upon the achievement of various performance measures. The restricted units earned under most of these awards vest after three years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the three months ended March 31, 2015 and March 31, 2014, was approximately $1.1 million and $0.9 million, respectively. The aggregate intrinsic value of outstanding restricted common stock grants was $12.2 million at March 31, 2015. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at March 31, 2015 was approximately $0.3 million and $0.8 million, respectively.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2015, the remaining unamortized compensation cost related to unvested equity awards was approximately $7.5 million and scheduled to be recognized over a weighted-average period of 2.5 years.

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

The following is a reconciliation of the earnings and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended March 31,
	2015	2014
Numerator:
Common:
Distributed earnings	$1,646	$1,610
Undistributed earnings	3,938	3,905
Basic	5,584	5,515
Class A Common earnings	535	614
Diluted	$6,119	$6,129

Class A Common:
Distributed earnings	$156	$179
Undistributed earnings	379	435
	$535	$614
Denominator:
Common:
Weighted average shares outstanding - basic	20,569	20,157
Assumed conversion of Class A Common Stock	2,081	2,358
Dilutive options, awards and common stock equivalents	327	413

Total weighted-average diluted Common Stock	22,977	22,928

Class A Common:
Weighted average shares outstanding	2,081	2,358

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2015					2014
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$191.3	5.3%	$9.6	3.8%	$6.6	$181.7	(2.3)%	$(4.4)	(0.9)%	$(1.6)

Stores are non-comparable if open for less than one year or if the selling square footage has been changed significantly during the past 12 full months. Large clearance sales events from warehouse or temporary locations are excluded from comparable store sales as are periods when stores are closed.

Sales for the first quarter showed growth in all product categories.  We experienced some imported product availability issues resulting from the West Coast port slowdown.  This hampered both delivery throughput and our ability to predict future delivery dates for potential sales.  We expect lead times to stabilize over the remainder of the second quarter of the year.

Our average written ticket was up 4.8% for the first quarter compared to the 2014 period as our design staff was involved in more transactions.  The custom order segment of our upholstery continued to show strength as written business increased 11.1% in the first quarter of 2015.

Gross Profit

Gross profit for the first quarter of 2015 was 53.6%, down 20 basis points compared to the prior year period and slightly better than our estimates. The impact of increased freight costs associated with the port congestion resulting from the West Coast labor issues was not as great as we expected however we did have lower delivery fee revenues.  We had a larger than normal number of new merchandise group introductions over the last six months.  The closeout sales of the replaced products contributed to slightly lower margins in the first quarter and will have additional impact during the next two quarters.

We do not expect to be aggressive in our promotional strategy in the next few quarters but will likely have pressure on margins due to increased competition in the Dallas market beginning in the second quarter of 2015.  Our expectation for annual gross profit margins for 2015 remains unchanged at approximately 53.3%.

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

Our SG&A costs as a percent of sales was unchanged at 48.2% for the three months ended March 31, 2015 and 2014.  Total SG&A dollars for the first quarter of 2015 increased $4.6 million compared to the prior year period.  Our selling costs increased $2.4 million in 2015 over 2014 due mainly to greater sales commissions, the training and additional staffing in our new stores, the expansion of our in-home design program, and higher third party creditor costs.  Occupancy expense rose $1.1 million primarily due to increases in depreciation.  Our warehouse and delivery expense rose $0.8 million in the current year period as we incurred additional personnel costs due to disruptions in the supply chain and from winter storms.  Advertising and marketing expenses were $0.5 million lower in the first quarter of 2015 as we changed the timing and mix of our media spending.  Administrative costs rose $1.1 million or 5.3% primarily from higher management and administrative salaries, data communications, and professional services.

Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $239.0 million to $241.0 million for the full year 2015 versus the $230.5 million, for the same costs in 2014.  The increase is due to new stores, and higher advertising and personnel costs. The fixed and discretionary expenses were $57.9 million for the first quarter of 2015 and should increase to an average of approximately $60.0 to $61.5 million per quarter for the rest of the year in connection with store expansion and marketing activity.  The variable type costs within SG&A for the first quarter of 2015 were 18.0% and are anticipated to be approximately 17.5% to 17.7% percent of sales for the full year.

Liquidity and Capital Resources
Our primary cash requirements include working capital needs, contractual obligations, income tax obligations and capital expenditures.  We have funded these requirements primarily through cash generated from operations.  We have no funded debt and our lease obligations are primarily due to arrangements that are not considered capital leases but must be recorded on our balance sheets.  We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient to fund our primary obligations, dividends, stock repurchases and complete capital projects that we have underway or currently contemplate.

We also have a $50.0 million revolving credit facility.  Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $52.7 million and there were no outstanding letters of credit at March 31, 2015.  Amounts available are based on the lesser of the borrowing base of $52.7 million or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the facility at March 31, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary of Cash Activities
Our cash flows provided by operating activities totaled $13.6 million in the first three months of 2015 compared to $8.4 million for the same period of 2014.  This increase was primarily due to inventories being relatively flat in 2015 compared to a $4.5 million increase in 2014 and a smaller decrease in accounts payable and accrued liabilities in 2015 compared to 2014.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $5.7 million in the first three months of 2015 versus $5.1 million for the same period of 2014. This increase was primarily due to increased capital expenditures in 2015.

Financing activities provided $0.8 million in the first three months of 2015 compared to a use of cash of $2.0 million for the same period of 2014.  This difference was primarily the result of the receipt of $3.3 million in construction allowances in 2015 from landlords at stores where Havertys is considered the owner of the property during the construction period.

Balance Sheet Changes for the Three Months Ended March 31, 2015

Our balance sheet as of March 31, 2015, as compared to our balance sheet as of December 31, 2014, changed as follows:

•	decrease in other current assets of $3.9 million primarily due to the receipt of construction allowances;
•	increase in property and equipment of $3.8 million primarily due to capital expenditures and additional leased properties recorded on our balance sheet;
•	increase in customer deposits of $5.9 million as special order and undelivered sales increased;
•	decrease in accrued liabilities of $4.3 million due to timing of payments; and
•	increase in lease obligations of $2.6 million as additional assets were recorded on our balance sheet.
Store Plans and Capital Expenditures

Our current plans for 2015 include opening four stores, two of which will be in new markets within our distribution network, and one store closure.  During the first quarter we opened a new store in Coconut Creek, Florida.  Our Rogers, Arkansas store opened in April and in May the Waco, Texas location should open, both new markets for Havertys.  The 2015 planned changes will increase net selling square footage by 3.2% with our store count increasing to 122.  Total capital expenditures are estimated to be in the $32 to $35 million range in 2015 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of March 31, 2015 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2014. We had no significant changes in those critical accounting estimates since our last annual report.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to our financial instruments and their related market risks since the date of the Company's most recent annual report.

Item 4.Controls and Procedures

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.Exhibits

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015, and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii)  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 5, 2015	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)