Form 10-Q
period 2015-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2015-08-03
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of July 30, 2015, were: Common Stock – 20,612,185; Class A Common Stock – 2,064,289.

HAVERTY FURNITURE COMPANIES, INC.
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2015 (unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Comprehensive Income – Six Months ended June 30, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows – Six Months ended June 30, 2015 and 2014 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

	Item 4. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	13

	Item 6. Exhibits	14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$66,701	$65,481
Investments	6,500	7,250
Restricted cash and cash equivalents	8,002	8,017
Accounts receivable	6,107	7,146
Inventories	112,345	107,139
Prepaid expenses	9,434	6,418
Other current assets	6,761	8,010
Total current assets	215,850	209,461
Accounts receivable, long-term	678	731
Property and equipment	231,486	225,162
Deferred income taxes	17,897	17,610
Other assets	7,082	8,023
Total assets	$472,993	$460,987
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$23,769	$24,152
Customer deposits	30,038	23,687
Accrued liabilities	34,504	39,960
Deferred income taxes	5,689	5,689
Current portion of lease obligations	2,928	2,387
Total current liabilities	96,928	95,875

Lease obligations, less current portion	50,712	46,678
Other liabilities	26,129	26,351
Commitments	—	—
Total liabilities	173,769	168,904
Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2015 – 28,439; 2014 – 28,327;	28,439	28,327
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2015 – 2,597; 2014 – 2,603	2,597	2,603
Additional paid-in capital	81,107	79,726
Retained earnings	267,374	260,031
Accumulated other comprehensive loss	(2,052)	(2,168)
Less treasury stock at cost – Common Stock (2015 – 7,837; 2014 – 7,759) and Convertible Class A Common Stock (2015 and 2014 – 522)	(78,241)	(76,436)
Total stockholders' equity	299,224	292,083
Total liabilities and stockholders' equity	$472,993	$460,987

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$187,732	$175,132	$379,063	$356,869
Cost of goods sold	87,550	80,988	176,234	164,863
Gross profit	100,182	94,144	202,829	192,006
Credit service charges	69	71	142	151
Gross profit and other revenue	100,251	94,215	202,971	192,157

Expenses:
Selling, general and administrative	92,744	86,266	185,048	173,940
Provision for doubtful accounts	61	85	84	133
Other income, net	(921)	(166)	(947)	(174)
Total expenses	91,884	86,185	184,185	173,899

Income before interest and income taxes	8,367	8,030	18,786	18,258
Interest expense, net	528	218	1,019	490

Income before income taxes	7,839	7,812	17,767	17,768
Income tax expense	3,006	2,983	6,815	6,810
Net income	$4,833	$4,829	$10,952	$10,958

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $42 and $73 in 2015 and $51 and $100 in 2014.	$66	$80	$116	$162

Comprehensive income	$4,899	$4,909	$11,068	$11,120

Basic earnings per share:
Common Stock	$0.21	$0.21	$0.49	$0.49
Class A Common Stock	$0.20	$0.20	$0.46	$0.46

Diluted earnings per share:
Common Stock	$0.21	$0.21	$0.48	$0.48
Class A Common Stock	$0.20	$0.20	$0.46	$0.46

Cash dividends per share:
Common Stock	$0.080	$0.080	$0.160	$0.160
Class A Common Stock	$0.075	$0.075	$0.150	$0.150

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$10,952	$10,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,503	10,960
Share-based compensation expense	2,160	1,767
Provision for doubtful accounts	84	133
Other	621	553
Changes in operating assets and liabilities:
Accounts receivable	1,008	1,432
Inventories	(5,206)	(3,316)
Customer deposits	6,351	8,269
Other assets and liabilities	(3,022)	328
Accounts payable and accrued liabilities	(7,350)	(8,017)
Net cash provided by operating activities	18,101	23,067
Cash Flows from Investing Activities:
Capital expenditures	(14,521)	(11,699)
Maturities of certificates of deposit	2,250	—
Restricted cash and cash equivalents	15	(1,001)
Other	18	406
Net cash used in investing activities	(12,238)	(12,294)

Cash Flows from Financing Activities:
Construction allowance receipts	3,286	—
Payments on lease obligations	(1,226)	(462)
Taxes on vested restricted shares	(1,152)	(2,060)
Dividends paid	(3,609)	(3,593)
Common stock purchased	(1,942)	—
Net cash used in financing activities	(4,643)	(6,115)
Increase in cash and cash equivalents during the period	1,220	4,658
Cash and cash equivalents at beginning of period	65,481	83,185
Cash and cash equivalents at end of period	$66,701	$87,843

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

NOTE C – Investments

We have purchased certificates of deposit held for investment with original maturities greater than three months.  The fair values of the certificates of deposit approximates their carrying amounts.  Certificates of deposit with remaining maturities less than one year totaled $6,500,000 and are classified as current and those with remaining maturities greater than one year totaled $1,250,000 and are included in other assets.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE D – Accounts Receivable

Amounts financed under our in-house credit programs were, as a percent of net sales, approximately 3.0% and 3.4% during the first six months of 2015 and 2014, respectively. The in-house credit program selected most often by our customers is "12 months no interest with equal monthly payments."  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $6.4 million in one year, $0.6 million in two years, and $0.1 million beyond two years for receivables outstanding at June 30, 2015.

Accounts receivable are shown net of the allowance for doubtful accounts of $0.3 million at June 30, 2015 and $0.4 million at December 31, 2014. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no "interest on interest" is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

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

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $3.3 million at June 30, 2015 and $2.7 million at December 31, 2014 and are included in other assets.  The related liability of the same amount is included in other liabilities.

NOTE G - Other income, net:

Other income, net includes gains or losses on sales of property and equipment and miscellaneous income or expense items outside of core operations.  We settled credit card antitrust litigation in the second quarter of 2015 and received a payment of $0.8 million.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE H – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rate for the six months ended June 30, 2015 and 2014 was 38.4% and 38.3%, respectively.  The primary difference in the effective rate and the statutory rate is due to state income taxes.

NOTE I – Pension Plans

On May 13, 2014, our defined benefit plan (the "Pension Plan") was terminated effective July 20, 2014.  During the fourth quarter of 2014 Pension Plan participants received their earned benefits through the payment of lump-sum cash distributions, roll-over payments to other retirement accounts, and the purchase of annuity contracts from a third-party insurance company.  The Pension Plan was fully funded so no company contributions were required in 2014 to completely settle our obligations.  Additional information regarding the settlement of the Pension Plan can be found in our Annual Report on Form 10‑K for the year ended December 31, 2014.

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

Net pension costs included the following components (in thousands):

	SERP		Pension Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015			2014
Service cost-benefits earned during period	$28	$31	$	N/	A	$—
Interest cost on projected benefit obligations	85	73				881
Expected return on plan assets	—	—				(1,214)
Amortization of prior service costs	52	52				—
Amortization of actuarial (gain) loss	55	—				79
Net pension costs	$220	$156	$	N/	A	$(254)

	SERP		Pension Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015			2014
Service cost-benefits earned during period	$64	$62	$	N/	A	$—
Interest cost on projected benefit obligations	157	145				1,763
Expected return on plan assets	—	—				(2,428)
Amortization of prior service costs	105	104				—
Amortization of actuarial (gain) loss	85	—				158
Net pension costs	$411	$311	$	N/	A	$(507)

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE J – Stock Based Compensation Plan
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2014 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the six months ended June 30, 2015:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2014	321,322	$20.49	129,975	$16.04
Granted	171,735	24.00	—	—
Restrictions lapsed or exercised	(147,595)	18.94	(19,100)	8.74
Forfeited	(4,202)	25.08	—	—
Outstanding at June 30, 2015	341,260	$22.87	110,875	$17.29
Exercisable at June 30, 2015	—	—	58,875	$16.54

Grants of equity awards are made to certain officers and key employees under stockholder approved long-term incentive plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2015, the Company granted 52,377 awards for which the shares ultimately issued will be based upon the achievement of various performance measures. The restricted units earned under most of these awards vest after three years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the six months ended June 30, 2015 and June 30 2014, was approximately $2.2 million and $1.8 million, respectively. The aggregate intrinsic value of outstanding restricted common stock grants was $7.4 million at June 30, 2015. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at June 30, 2015 was approximately $0.3 million and $0.5 million, respectively.

As of June 30, 2015, the remaining unamortized compensation cost related to unvested equity awards was approximately $6.5 million and scheduled to be recognized over a weighted-average period of 2.4 years.

NOTE K – Earnings Per Share
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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the earnings and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Common:
Distributed earnings	$1,651	$1,642	$3,297	$3,253
Undistributed earnings	2,761	2,748	6,698	6,659
Basic	4,412	4,390	9,995	9,912
Class A Common earnings	421	439	957	1,046
Diluted	$4,833	$4,829	$10,952	$10,958

Class A Common:
Distributed earnings	$156	$162	$312	$340
Undistributed earnings	265	277	645	706
	$421	$439	$957	$1,046
Denominator:
Common:
Weighted average shares outstanding - basic	20,600	20,454	20,585	20,307
Assumed conversion of Class A Common Stock	2,079	2,162	2,080	2,259
Dilutive options, awards and common stock equivalents	276	324	302	368

Total weighted-average diluted Common Stock	22,955	22,940	22,967	22,934

Class A Common:
Weighted average shares outstanding	2,079	2,162	2,080	2,259

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.

Comparable-store or "comp-store" sales for the periods presented are sales from stores open throughout the period and the corresponding prior year period.  If a store expansion results in a 10% or greater increase in selling square footage, its sales are removed from the comparable store sales base until it has been open a full 12 months. During the three and six months ended June 30, 2015, we included 114 stores in comp-store sales.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2015					2014
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$191.3	5.3%	$9.6	3.8%	$6.6	$181.7	(2.3)%	$(4.4)	(0.9)%	$(1.6)
Q2	187.7	7.2	12.6	4.8	8.2	175.1	2.4	4.0	3.2	5.3
First Half	$379.1	6.2%	$22.2	4.3%	$14.8	$356.9	(0.1)%	$(0.3)	1.1%	$3.7
Q3	—	—	—	—	—	198.5	3.0	5.8	3.5	6.6
Q4	—	—	—	—	—	213.0	8.6	16.8	8.3	15.9
Year	—	—	—	—	—	$768.4	3.0%	$22.3	3.6%	$26.2

During the first half of 2015, we experienced some imported product availability issues resulting from the West Coast port slowdown. This hampered both delivery throughput and our ability to predict future delivery dates for potential sales. Lead times did stabilize over the latter months of the second quarter of the year and our stocking position is improved.

Our average written ticket was up 3.3% for the second quarter and 4.1% for the first half compared to the 2014 periods.  The custom order segment of our upholstery sales continued to show strength as written business increased 10.2% in the second quarter of 2015 and 10.7% for the first half.

Beginning in March 2015 new competition entered the Dallas, Texas market, where we have 12 stores in the metropolitan area.  This has pressured sales and gross profit at rates we had expected.

Gross Profit

Gross profit for the second quarter of 2015 was 53.4%, down 40 basis points compared to the prior year period and slightly better than our estimates. Gross profit for the first half of 2015 was 53.5% compared to 53.8% for the same period of 2014. We had a larger than normal number of new merchandise group introductions over the last quarter of 2014 and the first quarter of 2015. The closeout sales of the replaced products contributed to slightly lower margins in the first and second quarters of 2015 and will have additional impact during the third quarter.

We do not expect to modify our promotional strategy in the second half and our expectation for annual gross profit margins for 2015 remains unchanged at approximately 53.3%.

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

Our SG&A costs as a percent of sales for the second quarter rose slightly to 49.4% for 2015 from 49.3% for 2014. Total SG&A dollars for the second quarter of 2015 increased $6.5 million compared to the prior year period.  Our selling costs increased $3.0 million in 2015 over 2014 due mainly to greater sales commissions as sales increased 7.2%, the training and additional staffing in our new stores, and higher third party creditor costs.  Occupancy expense rose $1.1 million primarily due to increases in depreciation.  Our warehouse and delivery expense rose $0.7 million in the current year period due to higher wages and temporary labor.  Advertising and marketing expenses were $0.6 million higher in the second quarter of 2015 as we changed the timing and mix of our media spending.  Administrative costs rose $1.1 million or 5.4% primarily from higher management and administrative salaries and travel expenses.

Our SG&A costs as a percent of sales for the first half of the year rose slightly to 48.8% for 2015 from 48.7% for 2014.  Total SG&A dollars increased $11.1 million for the six months ended June 30, 2015 compared to the prior year period.  Our selling costs increased $5.5 million in 2015 over 2014 due mainly to greater sales commissions, the training and additional staffing in our new stores, and higher third party creditor costs.  Occupancy expense rose $2.2 million primarily due to increases in depreciation for new, relocated, and renovated stores.  Our warehouse and delivery expense rose $1.2 million in the first half of 2015 compared to the prior year period as we incurred additional personnel costs partly due to disruptions in the supply chain.  Administrative costs rose $2.2 million or 5.3% for the first six months of 2015 over the 2014 period.

Our normal fixed and discretionary type expenses within SG&A costs are still expected to be approximately $239 million to $240 million for the full year 2015 versus the $233 million, for the same costs in 2014.  The increase is due to new stores, and higher advertising and personnel costs. The fixed and discretionary expenses were $116.5 million for the first half of 2015 and as planned, should increase to an average of approximately $61.5 to $62.0 million per quarter for the rest of the year in connection with store expansion and marketing activity.  The variable type costs within SG&A for the first half of 2015 were 18.1% and are anticipated to be at the high end of the 17.5% to 17.7% percent of sales range in our previous guidance for the full year.

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

We also have a $50.0 million revolving credit facility.  Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $54.6 million and there were no outstanding letters of credit at June 30, 2015.  Amounts available are based on the lesser of the borrowing base of $54.6 million or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the facility at June 30, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary of Cash Activities
Our cash flows provided by operating activities totaled $18.1 million in the first six months of 2015 compared to $23.1 million for the same period of 2014.  Cash from net income, adjusted for depreciation and stock-based compensation was greater in 2015 compared to 2014 but was offset by changes in working capital.  These changes included a larger increase in inventories and prepaid expenses and a smaller increase in customer deposits in 2015 compared to 2014.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $12.2 million in the first six months of 2015 versus $12.3 million for the same period of 2014.  Greater capital expenditures in 2015 of $2.8 million were offset by $2.3 million of maturities of certificates of deposit in 2015 and an increase of $1.0 million in restricted cash.

Financing activities used $4.6 million in the first six months of 2015 compared to a $6.1 million for the same period of 2014.  This difference was primarily the result of the receipt of $3.3 million in construction allowances in 2015 from landlords at stores where Havertys is considered the owner of the property during the construction period, partly offset by $1.9 million in treasury stock purchases.

Balance Sheet Changes for the Six Months Ended June 30, 2015

Our balance sheet as of June 30, 2015, as compared to our balance sheet as of December 31, 2014, changed as follows:

•	increase in inventories of $5.2 million as we opened three new stores and expanded our offerings;
•	increase in prepaid expenses of $3.0 million primarily due to timing of tax payments;
•	decrease in other current assets of $1.2 million primarily due to the receipt of construction allowances;
•	increase in property and equipment of $6.3 million primarily due to capital expenditures and additional leased properties recorded on our balance sheet;
•	increase in customer deposits of $6.4 million as undelivered sales increased partly due to growth in special orders;
•	decrease in accrued liabilities of $5.5 million due to timing of payments; and
•	increase in lease obligations of $4.6 million as additional assets were recorded on our balance sheet.
Store Plans and Capital Expenditures

Our current plans for 2015 include the opening of four stores within our distribution network, and one store closure.  During the first quarter we opened a new store in Coconut Creek, Florida.  We entered two new markets in the second quarter, opening a store in Rogers, Arkansas in April and a Waco, Texas location in May.  The 2015 planned changes will increase net selling square footage by 3.2% with our store count increasing to 122.  Total capital expenditures are estimated to be in the $32 to $33 million range in 2015 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of June 30, 2015 we had no off-balance sheet arrangements or obligations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased. On August 12, 2014, the board authorized management to purchase up to $10 million of common and Class A common stock after the maximum number of shares previously authorized are acquired.

The following table presents information with respect to our repurchase of Havertys' common stock during the second quarter of 2015:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number that May Yet be Purchased Under the Plans or Programs

May 1- May 31	77,009	$20.98	77,009	164,979
June 1 - June 30	15,548	20.99	15,548	149,431

				$10,000,000

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015, and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2015 and 2014, (iii)  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 3, 2015	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)