Form 10-Q
period 2015-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2015-11-02
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended September 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of October 31, 2015, were:   Common Stock – 20,099,961; Class A Common Stock – 2,052,049.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$73,287	$65,481
Investments	6,750	7,250
Restricted cash and cash equivalents	8,003	8,017
Accounts receivable	6,113	7,146
Inventories	105,165	107,139
Prepaid expenses	6,991	6,418
Other current assets	7,459	8,010
Total current assets	213,768	209,461
Accounts receivable, long-term	714	731
Property and equipment	231,699	225,162
Deferred income taxes	19,964	17,610
Other assets	6,336	8,023
Total assets	$472,481	$460,987
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$25,486	$24,152
Customer deposits	30,265	23,687
Accrued liabilities	37,759	39,960
Deferred income taxes	5,701	5,689
Current portion of lease obligations	3,007	2,387
Total current liabilities	102,218	95,875

Lease obligations, less current portion	50,909	46,678
Other liabilities	25,741	26,351
Commitments	—	—
Total liabilities	178,868	168,904
Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2015 – 28,460; 2014 – 28,327;	28,460	28,327
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2015 – 2,576; 2014 – 2,603	2,576	2,603
Additional paid-in capital	82,088	79,726
Retained earnings	272,783	260,031
Accumulated other comprehensive loss	(1,993)	(2,168)
Less treasury stock at cost – Common Stock (2015 – 8,362; 2014 – 7,759 ) and Convertible Class A Common Stock (2015 and 2014 – 522)	(90,301)	(76,436)
Total stockholders' equity	293,613	292,083
Total liabilities and stockholders' equity	$472,481	$460,987

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$209,921	$198,541	$588,984	$555,411
Cost of goods sold	98,179	92,338	274,413	257,201
Gross profit	111,742	106,203	314,571	298,210
Credit service charges	71	72	213	223
Gross profit and other revenue	111,813	106,275	314,784	298,433

Expenses:
Selling, general and administrative	98,720	93,575	283,767	267,515
Provision for doubtful accounts	83	69	167	203
Other income, net	2	(12)	(945)	(186)
Total expenses	98,805	93,632	282,989	267,532

Income before interest and income taxes	13,008	12,643	31,795	30,901
Interest expense, net	594	175	1,614	666

Income before income taxes	12,414	12,468	30,181	30,235
Income tax expense	4,759	4,644	11,574	11,454
Net income	$7,655	$7,824	$18,607	$18,781

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $36 and $109 in 2015 and $50 and $150 in 2014.	$59	$82	$175	$244

Comprehensive income	$7,714	$7,906	$18,782	$19,025

Basic earnings per share:
Common Stock	$0.34	$0.35	$0.83	$0.84
Class A Common Stock	$0.32	$0.33	$0.78	$0.75

Diluted earnings per share:
Common Stock	$0.34	$0.34	$0.81	$0.82
Class A Common Stock	$0.32	$0.33	$0.78	$0.76

Cash dividends per share:
Common Stock	$0.100	$1.080	$0.260	$1.240
Class A Common Stock	$0.095	$1.025	$0.245	$1.175

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$18,607	$18,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,967	16,632
Share-based compensation expense	3,142	2,530
Provision for doubtful accounts	167	203
Other	618	549
Changes in operating assets and liabilities:
Accounts receivable	883	1,462
Inventories	1,974	(3,339)
Customer deposits	6,578	9,813
Other assets and liabilities	(1,078)	(379)
Accounts payable and accrued liabilities	(4,027)	2,800
Net cash provided by operating activities	45,831	49,052
Cash Flows from Investing Activities:
Capital expenditures	(22,523)	(22,049)
Maturities of certificates of deposit	2,500	—
Restricted cash and cash equivalents	14	(1,001)
Other	21	407
Net cash used in investing activities	(19,988)	(22,643)

Cash Flows from Financing Activities:
Construction allowance receipts	4,773	—
Payments on lease obligations	(1,801)	(729)
Taxes on vested restricted shares	(1,152)	(2,060)
Dividends paid	(5,855)	(27,976)
Common stock purchased	(14,002)	—
Other	—	(170)
Net cash used in financing activities	(18,037)	(30,935)
Increase (decrease) in cash and cash equivalents during the period	7,806	(4,526)
Cash and cash equivalents at beginning of period	65,481	83,185
Cash and cash equivalents at end of period	$73,287	$78,659

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

NOTE C – Investments

We have purchased certificates of deposit held for investment with original maturities greater than three months.  The fair values of the certificates of deposit approximates their carrying amounts.  Certificates of deposit with remaining maturities less than one year totaled $6.8 million and are classified as current and those with remaining maturities greater than one year totaled $0.8 million and are included in other assets.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE D – Accounts Receivable

Amounts financed under our in-house credit programs are less than 3.5% as a percent of net sales and are not significant. The in-house credit program selected most often by our customers is "12 months no interest with equal monthly payments."  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $6.4 million in one year, $0.6 million in two years, and $0.2 million beyond two years for receivables outstanding at September 30, 2015.

Accounts receivable are shown net of the allowance for doubtful accounts of $0.3 million at September 30, 2015 and $0.4 million at December 31, 2014. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. Interest assessments are continued on past-due accounts but no "interest on interest" is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

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

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $3.1 million at September 30, 2015 and $2.7 million at December 31, 2014 and are included in other assets.  The related liability of the same amount is included in other liabilities.

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

Our effective tax rate for the nine months ended September 30, 2015 and 2014 was 38.3% and 37.9%, respectively.  The primary difference in the effective rate and the statutory rate is due to state income taxes.

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

Net pension costs included the following components (in thousands):

	SERP		Pension Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015			2014
Service cost-benefits earned during period	$32	$31	$	N/	A	$—
Interest cost on projected benefit obligations	79	73				881
Expected return on plan assets	—	—				(1,214)
Amortization of prior service costs	52	53				—
Amortization of actuarial (gain) loss	42	—				79
Net pension costs	$205	$157	$	N/	A	$(254)

	SERP		Pension Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015			2014
Service cost-benefits earned during period	$96	$93	$	N/	A	$—
Interest cost on projected benefit obligations	236	219				2,643
Expected return on plan assets	—	—				(3,642)
Amortization of prior service costs	157	157				—
Amortization of actuarial (gain) loss	127	—				237
Net pension costs	$616	$469	$	N/	A	$(762)

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE J – Stock Based Compensation Plan
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2014 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the nine months ended September 30, 2015:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2014	321,322	$20.49	129,975	$16.04
Granted	175,135	23.97	—	—
Restrictions lapsed or exercised	(147,595)	18.94	(19,100)	8.74
Forfeited	(4,702)	24.96	—	—
Outstanding at September 30, 2015	344,160	$22.87	110,875	$17.29
Exercisable at September 30, 2015	—	—	58,875	$16.54

Grants of equity awards are made to certain officers and key employees under stockholder approved long-term incentive plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2015, the Company granted 52,377 awards for which the shares ultimately issued will be based upon the achievement of various performance measures. The restricted units earned under most of these awards vest after three years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the nine months ended September 30, 2015 and September 30 2014, was approximately $3.1 million and $2.5 million, respectively. The aggregate intrinsic value of outstanding restricted common stock grants was $8.1 million at September 30, 2015. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at September 30, 2015 was approximately $0.4 million and $0.7 million, respectively.

As of September 30, 2015, the remaining unamortized compensation cost related to unvested equity awards was approximately $5.5 million and scheduled to be recognized over a weighted-average period of 2.3 years.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the earnings and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Common:
Distributed earnings	$2,051	$22,181	$5,348	$25,434
Undistributed earnings	4,935	(15,057)	11,633	(8,330)
Basic	6,986	7,124	16,981	17,104
Class A Common earnings	669	700	1,626	1,677
Diluted	$7,655	$7,824	$18,607	$18,781

Class A Common:
Distributed earnings	$195	$2,202	$507	$2,542
Undistributed earnings	474	(1,502)	1,119	(865)
	$669	$700	$1,626	$1,677
Denominator:
Common:
Weighted average shares outstanding - basic	20,448	20,535	20,538	20,383
Assumed conversion of Class A Common Stock	2,061	2,151	2,074	2,223
Dilutive options, awards and common stock equivalents	282	253	295	330

Total weighted-average diluted Common Stock	22,791	22,939	22,907	22,936

Class A Common:
Weighted average shares outstanding	2,061	2,151	2,074	2,223

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.

Comparable-store or "comp-store" sales for the periods presented are sales from stores open throughout the period and the corresponding prior year period.  If a store expansion results in a 10% or greater increase in selling square footage, its sales are removed from the comparable store sales base until it has been open a full 12 months. We included 116 stores in comp-store sales for the third quarter and 114 for the nine months ended September 30, 2015.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2015					2014
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$191.3	5.3%	$9.6	3.8%	$6.6	$181.7	(2.3)%	$(4.4)	(0.9)%	$(1.6)
Q2	187.7	7.2	12.6	4.8	8.2	175.1	2.4	4.0	3.2	5.3
Q3	209.9	5.7	11.4	3.0	5.9	198.5	3.0	5.8	3.5	6.6
9 months ended September 30	$589.0	6.0%	$33.6	3.8%	$20.7	$555.4	1.0%	$5.5	1.9%	$10.3
Q4	—	—	—	—	—	213.0	8.6	16.8	8.3	15.9
Year	—	—	—	—	—	$768.4	3.0%	$22.3	3.6%	$26.2

During the first half of 2015, we experienced some imported product availability issues resulting from the West Coast port slowdown. This hampered both delivery throughput and our ability to predict future delivery dates for potential sales. Lead times did stabilize over the latter months of the second quarter of the year and our stocking position is improved.

Our average written ticket was up 6.9% for the third quarter and 5.0% for the first nine months compared to the 2014 periods.  The custom order segment of our upholstery sales continued to show strength as written business increased 10.4% in the third quarter of 2015 and 11.0% for the first nine months.

Beginning in March 2015 new competition entered the Dallas, Texas market, where we have 12 stores in the metropolitan area.  This has pressured sales and gross profit at rates we had expected.

Gross Profit

Gross profit for the third quarter of 2015 was 53.2%, down 30 basis points compared to the prior year period and slightly better than our estimates. Gross profit for the first nine months of 2015 was 53.4% compared to 53.7% for the same period of 2014. We had a larger than normal number of new merchandise group introductions over the last quarter of 2014 and the first quarter of 2015. The closeout sales of the replaced products contributed to slightly lower margins in the first nine months of 2015.

We do not expect to modify our promotional strategy in the fourth quarter and our expectation for annual gross profit margins for 2015 is now approximately 53.4%, a change from our previous estimate of 53.3%.

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

Our SG&A costs as a percent of sales for the third quarter decreased slightly to 47.0% for 2015 from 47.1% for 2014. Total SG&A dollars for the third quarter of 2015 increased $5.1 million compared to the prior year period.  We have the overhead in place for four additional stores versus last year and have increased our in-home design staff. Our selling costs increased $2.0 million in 2015 over 2014 due mainly to greater sales commissions as sales increased 5.7%, the training and additional staffing in our new stores, and higher third party creditor costs.  Occupancy expense rose $1.4 million primarily due to increases in depreciation.  Our warehouse and delivery expense rose $0.6 million in the current year period due to higher wages and temporary labor partially offset by fuel costs.  Advertising and marketing expenses were relatively flat with the prior year quarter.  Administrative costs rose $1.4 million or 6.9% primarily from higher administrative and management salaries and benefits.

Our SG&A costs as a percent of sales for the first nine months of the year was unchanged at 48.2% for 2015 and 2014. Total SG&A dollars increased $16.3 million for the nine months ended September 30, 2015 compared to the prior year period.  We have the overhead in place for four additional stores versus last year and have increased our in-home design staff. Our selling costs increased $7.4 million in 2015 over 2014 due mainly to greater sales commissions, the training and additional staffing in our new stores, and higher third party creditor costs.  Occupancy expense rose $3.6 million primarily due to increases in depreciation for new, relocated, and renovated stores.  Our warehouse and delivery expense rose $1.8 million in the first nine months of 2015 compared to the prior year period as we incurred additional personnel costs partly due to disruptions in the supply chain.  Administrative costs rose $3.6 million or 5.9% for the first nine months of 2015 over the 2014 period.

Our normal fixed and discretionary type expenses within SG&A costs are still expected to be approximately $240 million to $241 million for the full year 2015 versus the $231 million, for the same costs in 2014.  The increase is due to new stores, and higher advertising and personnel costs. The fixed and discretionary expenses were $178.3 million for the first nine months of 2015.  The variable type costs within SG&A for the first nine months of 2015 were 17.9% and are now expected to be approximately 17.8% percent of sales for the full year, a change from our previous estimate of 17.7%.

Interest Expense
Our interest expense is primarily driven by amounts related to our lease obligations.  For leases accounted for as capital and financing lease obligations, we only record straight-line rent expense for the land portion in occupancy costs in SG&A along with depreciation on the additional asset recorded.  Rental payments are recognized as a reduction of the obligations and as interest expense.  The number of stores, including those under construction, which are accounted for in this manner and the related financing lease obligations increased for the quarter and nine months ended September 30, 2015 compared to the prior year periods.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We also have a $50.0 million revolving credit facility.  Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $48.7 million and there were no outstanding letters of credit at September 30, 2015.  Amounts available are based on the lesser of the borrowing base of $48.7 million or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $42.5 million.  There were no borrowed amounts outstanding under the facility at September 30, 2015.

Summary of Cash Activities
Our cash flows provided by operating activities totaled $45.8 million in the first nine months of 2015 compared to $49.1 million for the same period of 2014.  Cash from net income, adjusted for depreciation and stock-based compensation was greater in 2015 compared to 2014 but was offset by changes in working capital.  These changes included a decrease versus an increase in inventories and a smaller increase in customer deposits in 2015 compared to 2014.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $20.0 million in the first nine months of 2015 versus $22.6 million for the same period of 2014.  Maturities of certificates of deposit of $2.5 million in 2015 and an increase of $1.0 million in restricted cash in 2014 were offset by greater capital expenditures in 2015 of $0.5 million.

Financing activities used $18.0 million in the first nine months of 2015 compared to a $30.9 million for the same period of 2014.  This difference was primarily the result of the payment of a special dividend of $22.6 million in 2014.  During 2015 the Company purchased $14.0 million in treasury stock.  These expenditures were party offset by the receipt of $4.8 million in construction allowances in 2015 from landlords at stores where Havertys is considered the owner of the property during the construction period.

Balance Sheet Changes for the Nine Months Ended September 30, 2015

Our balance sheet as of September 30, 2015, as compared to our balance sheet as of December 31, 2014, changed as follows:

•	decrease in inventories of $2.0 million as we rationalized our warehouse inventory levels offset by inventory for four new stores;
•	increase in property and equipment of $6.5 million primarily due to capital expenditures and additional leased properties recorded on our balance sheet;
•	increase in deferred income taxes of $2.4 million primarily due to finalizing deductions related to the change in the tangible property regulations;
•	increase in customer deposits of $6.6 million as undelivered sales increased partly due to growth in special orders;
•	decrease in accrued liabilities of $2.2 million due to timing of payments; and
•	increase in lease obligations of $4.9 million as additional assets were recorded on our balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Store Plans and Capital Expenditures

The following table summarizes our store activity in 2015.

Location	Opening (Closing)	Category

Coconut Creek, FL	Q-1-15	Existing Market
Rogers, AR	Q-2-15	New Market
Waco, TX	Q-2-15	New Market
Ft. Lauderdale, FL	Q-3-15	Existing Market
Memphis, TN	(Q-4-15)	Closure

These changes combined with our store remodeling and expansion activity should increase net selling space in 2015 by approximately 3.0%.  Total capital expenditures are estimated to be in the $32 to $33 million range in 2015 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of September 30, 2015 we had no off-balance sheet arrangements or obligations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased. On August 12, 2014, the board authorized management to purchase up to $10.0 million of common and Class A common stock after the maximum number of shares previously authorized are acquired.

The following table presents information with respect to our repurchase of Havertys' common stock during the third quarter of 2015:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - July 31	—	—	—	149,431
August 1 - August 31	110,802	$22.30	110,802	38,629
September 1 - September 4	38,629	22.86	38,629	—

September 4 - September 30	375,033	23.21	375,033	$1,293,800

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015, and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2015 and 2014, (iii)  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 2, 2015	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)