Form 10-K
period 2015-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2016-03-04
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $465,458,148 (based on the closing sale prices of the registrant's two classes of common stock as reported by the New York Stock Exchange).

There were 20,124,844 shares of common stock and 2,031,349 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2016 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the year ended December 31, 2015

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

Havertys has grown to 121 stores in 16 states in the Southern and Midwest regions. All of our retail locations are operated using the Havertys name and we do not franchise our stores. Our customers are generally college educated women in middle to upper-middle income households. Our brand recognition is very high in the markets we serve and consumer surveys indicate Havertys is associated with a high level of quality, fashion, value and service.

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

Our customers use varying methods to purchase or finance their sales.  As an added convenience to our customers, we offer financing by a third-party finance company or through an internal revolving charge credit plan.  Sales financed by the third-party provider are not Havertys' receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for 2015 were no interest offers requiring monthly payments over periods of 18 to 36 months. The fees we pay to the third-party are included in SG&A expense.  We also maintain a small in-house financing program for our customers with the offer most frequently chosen carrying no interest for 12 months and requiring equal monthly payments. This program generates very minor credit revenue and is for credit worthy customers who prefer financing with the retailer directly or who are not able to quickly establish sufficient credit with other providers on comparable terms.

The following summarizes the different purchasing methods used as a percent of amount due from customers including sales tax:

	Year Ended December 31,
	2015	2014	2013
Cash or check	9.7%	10.1%	11.0%
Credit or debit cards	56.3	56.1	54.7
Third-party financed	32.6	32.1	32.1
Havertys financed	1.4	1.7	2.2
	100.0%	100.0%	100.0%

Stores

As of December 31, 2015, we operated 121 stores serving 82 cities in 16 states with approximately 4.4 million retail square feet.  Our stores range in size from 19,000 to 66,000 selling square feet with the average being approximately 35,000 square feet.  We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings.  The store's curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise.  Interior details are also important for a pleasant and inviting shopping experience.  We are very intentional in having  open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.

We currently are looking within our distribution footprint for available "empty boxes" and new construction opportunities in existing or new markets where our target customers shop.  We are also evaluating certain existing stores for expansion, relocation or closure.  We expect a net increase of approximately 1.4% in our retail square footage in 2016.

Internet

We know that most consumers use the internet to pre-shop and we strive for havertys.com to be an extension of our stores and brand.  Our website features a variety of helpful tools including suggested accessories, upholstery customizations and 3D room planners.  We also provide information on which showroom has an item and delivery availability.  A large number of product reviews written by our customers is also provided which some consumers find important in the decision making process.  Our site allows consumers to develop "wish lists," and to place orders online and set delivery of their purchases.  We limit online sales of our furniture to within our delivery network, and accessories to the continental United States.  Sales placed through our website are approximately at the level of a single large store and sales increased 5.8% in 2015 compared to 2014.

Our sales associates also use havertys.com in the store as a tool to further engage the customer while she is in the store and extend her shopping experience when she returns home.  Our site underwent changes in 2015 to have responsive sizing when accessed using mobile devices and provide more interactive opportunities with the customer.  We believe that a direct-to-customer business complements our retail store operations by building brand awareness.

Suppliers

We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 56.4 % of our product purchases during 2015. Most of our wood products, or "case goods," are imported from Asia.  Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.

We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers.  We have developed a growing direct import program which works with industry designers and manufacturers in some of the best factories throughout Asia.  We have dedicated quality control specialists on-site during production to ensure the items meet our specifications.  Approximately 27.0% of our case goods sales in 2015 were generated by our direct imports.

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

Our distribution system currently uses a combination of three distribution centers (DCs), four home delivery centers (HDCs), and two local market cross-docks.  In addition to receiving both domestic product and containers of imported merchandise, the DCs are designed to shuttle prepped merchandise up to 250 miles for next day home deliveries, and serve HDCs and cross-docks within a 500-mile radius.  The HDCs provide service to markets within an additional 200 miles.  A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for random storage in the warehouse and efficient scheduling and changing of the workflow.  Operating standards in our warehouse and delivery functions provide measurements for determining staffing needs and increasing productivity.  We use Havertys employees for executing home delivery, and branded this service "Top Drawer Delivery," an important function serving as the last contact with our customers in the purchase process.  We believe that our distribution and delivery system is the best in the retail furniture industry and provides us with a significant competitive advantage.

OHDC
VHDC
THDC
EDC
WDC
GCHDC
FDC
Regional Distribution Center
Home Delivery Center
Local Market Cross Dock
Store Location
2016 Store Openings

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. The degree and sources of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains and certain department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards. Mass merchants and some electronics and appliance retailers also have limited furniture product offerings. Furniture manufacturers have also opened their own dedicated retail stores in an effort to control and protect the distribution prospects of their branded merchandise.

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of competitive price-oriented furniture store chains. Our ability to make prompt delivery of orders through maintenance of inventory, the expansion of our custom order capabilities and the tailoring of merchandise to customers' desires on a local market basis are we believe significant competitive advantages. We believe our online presence provides a seamless omni-channel approach that many of our competitors do not have or can not replicate.  We also consider our experienced sales personnel and the addition of in-home designers as important factors in our competitive success.

Employees

As of December 31, 2015, we had 3,596 employees: 2,152 in individual retail store operations, 192 in our corporate and credit operations, 62 in our customer-service call centers, and 1,190 in our warehouse and delivery points.  None of our employees is a party to any union contract.

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
The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, electronics and appliance retailers with limited furniture products, and dedicated franchises of furniture manufacturers. National mass merchants such as COSTCO also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, and extension of credit to customers on terms more favorable than we offer.

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
Based on product costs, approximately 60% of our total furniture purchases in 2015 were for goods not produced domestically.  All of our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such price increases, if they occur, could have one or more of the following impacts:

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
We source substantially all of our products from non-exclusive, third-party producers, many of which are located in foreign countries. Although we have long-term relationships with many of our suppliers, we must compete with other companies for the production capacity of these independent manufacturers. We regularly depend upon the ability of third-party producers to secure a sufficient supply of raw materials, a skilled workforce, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production and quality in many third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.
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
We accept electronic payment cards in our stores and over the internet. Amounts tendered through payment card transactions represented approximately 56% of our business in 2015.

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

ITEM 1B.                                        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                          PROPERTIES
Stores
Our retail store space at December 31, 2015 totaled approximately 4.4 million square feet for 121 stores.  The following table sets forth the number of stores we operated at December 31, 2015 by state:

State	Number of Stores	State	Number of Stores
Florida	30	Louisiana	4
Texas	22	Maryland	4
Georgia	17	Arkansas	3
North Carolina	8	Kentucky	2
Virginia	7	Ohio	2
Alabama	7	Indiana	1
South Carolina	7	Kansas	1
Tennessee	5	Missouri	1

The 43 retail locations which we owned at December 31, 2015 had a net book value for land and buildings of $86.5 million.  Additionally, we had 17 leased locations open whose properties have a net book value of $60.2 million which, due to financial accounting rules, are included on our balance sheets.  The remaining 61 locations are leased by us with various termination dates through 2032 plus renewal options.

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

Name, age and office (at December 31, 2015) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Clarence H. Smith	65	Chairman of the Board President and Chief Executive Officer Director	2012 2002 1989	President and Chief Executive Officer
Steven G. Burdette	54	Executive Vice President, Stores	2008	Has held this position for the last five years
J. Edward Clary	55	Executive Vice President, and Chief Information Officer	2015	Senior Vice President, Distribution and Chief Information Officer 2008-2015
Kathleen Daly-Jennings	53	Senior Vice President, Marketing since joining Havertys in June 2014	2014	Head of Industry, Retail Vertical with Google, 2007 - 2014
Allan J. DeNiro	62	Senior Vice President, Chief People Officer	2010	Has held this position for the last five years
Dennis L. Fink	64	Executive Vice President, Chief Financial Officer	2006	Has held this position for the last five years
Richard D. Gallagher	54	Executive Vice President, Merchandising	2014	Senior Vice President, Merchandising, 2009- 2014
John L. Gill	52	Vice President, Operations	2015	Western Regional Manager for the last five years.
Rawson Haverty, Jr.	59	Senior Vice President, Real Estate and Development Director	1988 1992	Has held this position for the last five years
Jenny Hill Parker	57	Senior Vice President, Finance, Secretary and Treasurer	2010	Has held this position for the last five years
Janet E. Taylor	54	Senior Vice President, General Counsel	2010	Has held this position for the last five years

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

Our two classes of common stock trade on The New York Stock Exchange ("NYSE"). The trading symbol for the common stock is HVT and for Class A common stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

	2015
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$26.00	$21.70	$0.08	$25.87	$21.95	$0.075
June 30	24.78	20.53	0.08	23.21	20.48	0.075
September 30	24.48	21.30	0.10	23.86	21.62	0.095
December 31	24.54	21.00	0.10	24.10	21.09	0.095

	2014
	Common Stock				Class A Common Stock
Quarter Ended	High	Low	Dividend Declared		High	Low	Dividend Declared
March 31	$31.57	$25.21	$0.08		$31.25	$25.67	$0.075
June 30	30.48	23.49	0.08		30.00	23.87	0.075
September 30	26.84	20.68	1.08	(1)	26.54	20.82	1.025	(1)
December 31	23.00	19.54	0.08		23.25	19.61	0.075
  (1)  includes a special dividend of $1.00 for common stock and $0.95 for Class A common stock.

Stockholders
Based on the number of individual participants represented by security position listings, there are approximately 3,248 holders of our common stock and 174 holders of our Class A common stock as of February 22, 2016.

Dividends
The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered.  We have paid a cash dividend in each year since 1935.  A special cash dividend was paid in the fourth quarter of 2012 and in the third quarter of 2014.

Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth under the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2016, to be filed with the Securities and Exchange Commission (the "Company's 2015 Proxy Statement) and is incorporated herein by reference.

Stock Repurchase Program
The board of directors has authorized management, at its discretion, to purchase limited amounts of our common stock and Class A common stock.  On November 10, 2015, the board authorized the Company  to purchase up to $10.0 million of its common and Class A common stock.  The Company has a remaining authorization to buy approximately $1.3 million under a program approved in August 2014.  In addition to utilizing cash flow for profitable growth and the payment of dividends, opportunistic repurchases during periods of favorable market conditions is another way to enhance stockholder value.

Stock Performance Graph

The following graph compares the performance of Havertys' common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2010 and ended December 31, 2015.  The graph assumes an initial investment of $100 on January 1, 2010 and reinvestment of dividends.

	2010	2011	2012	2013	2014	2015

HVT	$100.00	$85.50	$136.04	$263.62	$195.85	$193.83
HVT-A	$100.00	$86.35	$137.06	$264.87	$193.92	$193.07
S&P Smallcap 600 Index	$100.00	$101.02	$117.51	$166.05	$175.61	$172.15
SIC Codes 5700-5799	$100.00	$92.02	$81.26	$141.35	$129.56	$101.39

 ITEM 6.                          SELECTED FINANCIAL DATA
The following selected financial data and non-GAAP financial measures should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and the "Consolidated Financial Statements and Notes thereto" included in Item 8 below.

	Year ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Results of Operations
Net sales	$804,870	$768,409	$746,090	$670,073	$620,903
Net sales change over prior year	4.7%	3.0%	11.3%	7.9%	0.1%
Comp-store sales change over prior year	2.5%	3.6%	11.0%	6.8%	0.3%
Gross profit	430,776	412,366	401,496	352,035	320,716
Percent of net sales	53.5%	53.7%	53.8%	52.5%	51.7%
Selling, general and administrative expenses	384,801	364,654	348,599	328,826	315,865
Percent of net sales	47.8%	47.5%	46.7%	49.1%	50.9%
Income before income taxes(1)	45,275	25,257	52,487	23,516	4,603
Net income (1)(2)	27,789	8,589	32,265	14,911	15,463
Share Data
Diluted earnings per share
Common Stock	$1.22	$0.37	$1.41	$0.67	$0.70
Class A Common Stock	1.17	0.33	1.35	0.59	0.67
Adjusted diluted earnings per share:(3)
Common Stock	$1.22	$0.37	$1.41	$0.67	$0.70
Pension settlement expense (1)	—	0.90	—	—	—
Out-of-period adjustment(4)	—	—	(0.02)	0.02	—
Adjusted diluted earnings per common share(3)	$1.22	$1.28	$1.39	$0.69	$0.70
Cash dividends – amount per share:
Common Stock(5)	$0.3600	$1.3200	$0.2400	$1.1200	$0.1200
Class A Common Stock(5)	$0.3400	$1.2500	$0.2250	$1.0625	$0.1125
Shares outstanding (in thousands):
Common Stock	20,124	20,568	20,122	19,471	18,829
Class A Common Stock	2,032	2,081	2,393	2,775	3,120
Total shares	22,156	22,649	22,515	22,246	21,949
Financial Position
Inventories	$108,896	$107,139	$91,483	$96,902	$93,713
Capital expenditures	$27,143	$30,882	$20,202	$25,014	$17,566
Depreciation/amortization expense	25,756	22,613	21,450	19,415	18,242
Total assets	$471,251	$460,987	$417,855	$402,096	$385,100
Total debt(6)	53,125	49,065	17,155	19,354	13,046
Stockholders' equity	301,739	292,083	298,264	259,428	262,669
Debt to total capital	15.0%	14.4%	5.4%	6.9%	4.7%
Net cash provided by operating activities	52,232	55,454	55,889	52,168	19,072
Other Supplemental Data:
Employees	3,596	3,388	3,266	3,250	3,050
Retail sq. ft. (in thousands) at year end	4,380	4,283	4,259	4,353	4,246
Annual retail net sales per weighted average sq. ft.	$185	$183	$176	$158	$148
Average sale per written ticket	$2,002	$1,912	$1,860	$1,725	$1,601
Due to rounding amounts may not add to totals.

(1) Includes for 2014 the impact of the settlement of the pension plan of a $21.6 million increase in expense and a tax benefit of $0.9 million, for a total impact of $20.7 million  after tax or $0.90 per share.
(2) We reduced the valuation allowance and recorded a benefit to income taxes of $14.1 million in 2011, $1.2 million in 2012, and $1.4 million in 2013.
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

Our Business
We sell home furnishings in our retail stores and via our website and record revenue when the products are delivered to our customer.  Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles.  Our commissioned sales associates receive a high level of product training and are provided a number of tools with which to serve our customers.  We also have over 100 in-home designers serving most of our stores.  These individuals work with our sales associates to provide customers additional confidence and inspiration.  We do not outsource the delivery function, something common in the industry, but instead ensure that the "last contact" is handled by a customer-oriented Havertys delivery team.   We are recognized as a provider of high quality fashionable products and service in the markets we serve.

2015 Highlights
Sales for 2015 grew 4.7% or $36.5 million over 2014.  Gross profit as a percent of net sales decreased 20 basis points, and SG&A increased 30 basis points. Our pre-tax income was $45.3 million, and excluding the $21.6 million pre-tax pension termination charge in 2014, decreased 3.4% or $1.6 million.   Our fourth quarter results were pre-tax income of $15.1 million down 9.3% from $16.6 million over the prior year period excluding the pension charge. We made $27.1 million in important capital expenditure investments in our business and $14.0 million in purchases of treasury stock. Our debt is comprised completely of lease obligations. We did not use our credit facility during the year and our total debt to total capital was 15.0% at December 31, 2015.

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

Operating Results

The following table provides selected data for the periods indicated and reconciles the non-GAAP financial measures to their comparable GAAP measures.  See the additional discussion contained in this Item 7 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Statement of Operations Data:
Net sales	$804,870	$768,409	$746,090
Gross profit	430,776	412,366	401,496
Selling, general and administrative expenses	384,801	364,654	348,599
Pension settlement expense	—	21,623	—
Income before interest and income taxes	47,564	26,308	53,594
Income before income taxes	45,275	25,257	52,487
Net income	$27,789	$8,589	$32,265

Other Financial Data:
EBIT	$47,564	$26,308	$53,594
Pension settlement expenses	—	21,623	—
Q-1 2013 gross profit out-of-period adjustment	—	—	(835)
Adjusted EBIT	$47,564	$47,931	$52,759
Adjusted EBIT as a percent of net sales	5.9%	6.2%	7.1%

Adjusted EBIT	$47,564	$47,931	$52,759
Interest expense, net	2,289	1,051	1,107
Adjusted income before income taxes	$45,275	$46,880	$51,652

Net income	$27,789	$8,589	32,265
Pension settlement expense, net of tax	—	20,725	—
Out-of-period adjustment, net of tax	—	—	(518)
Adjusted net income	$27,789	$29,314	$31,747

Earnings per diluted share	$1.22	$0.37	$1.41
Non-cash pension settlement expense	—	0.90	—
Out-of-period adjustment	—	—	(0.02)
Adjusted earnings per diluted share	$1.22	$1.28	$1.39

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

Total sales increased $36.5 million or 4.7% in 2015 and $22.3 million or 3.0% in 2014.  Comparable store sales increased 2.5% or $18.9 in 2015 and 3.6% or $26.2 million in 2014.  The remaining $17.6 in 2015 and $3.9 million in 2014 of the changes were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)
	December 31,
	2015			2014			2013
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$191.3	5.3%	3.8%	$181.7	(2.3)%	(0.9)%	$186.1	13.8%	11.5%
Q2	187.7	7.2	4.8	175.1	2.4	3.2	171.1	12.9	11.2
Q3	209.9	5.7	3.0	198.5	3.0	3.5	192.7	11.6	11.8
Q4	215.9	1.4	(0.9)	213.0	8.6	8.3	196.2	7.6	9.5
Year	$804.9	4.7	2.5%	$768.4	3.0%	3.6%	$746.1	11.3%	11.0%

Sales in 2015 increased at a modest pace during the first nine months of the year.  We did have some product availability issues during the first quarter resulting from the impact of the West Coast port slowdown.  We experienced a softening in our business in the fourth quarter, more prevalent in Texas but also across many of our markets.  Our average ticket increased 4.7% as our custom upholstery sales increased 11.8% over 2014 as more business involved a member of our in-home design team.
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

2016 Outlook
We believe as the general economy improves and consumer spending and the housing market strengthens, our business will benefit.  Our comparable store sales will begin to anniversary the impact of new competition in the Dallas, Texas market in the second quarter.  We have upgraded stores, offer appealing merchandise and expanded special order and service offerings which will be important drivers for our 2016 sales results.  We expect to grow our retail square footage by 1.4% in 2016 with weighted average square footage increasing by 0.6%.

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

Year-to-Year Comparisons
Gross profit as a percentage of net sales was 53.5% in 2015 compared to 53.7% in 2014.  We had a larger than normal number of new merchandise group introductions over the last quarter of 2014 and the first quarter of 2015.  The closeout sales of the replaced products, quality issues from certain new products and the related increased reserves contributed to slightly lower margins in 2015.

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

2016 Outlook
Our merchandising strategy will be similar to 2015 using promotional pricing selectively and focusing on product fashion and customer service. We expect that annual gross profit margins for 2016 will be approximately 53.5%, reflecting the impact of new products with slightly higher gross margins, increased competition and increased sales of markdown merchandise.

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

	2015		2014		2013
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$143,861	17.9%	$134,168	17.5%	$124,770	16.7%
Fixed and discretionary	240,940	29.9	230,486	30.0	223,829	30.0
	$384,801	47.8%	$364,654	47.5%	$348,599	46.7%

Year-to-Year Comparisons
Our SG&A costs as a percent of sales increased 30 basis points to 47.8% for 2015 from 47.5% in 2014.  The fixed and discretionary expenses increased $10.5 million or 4.5% in 2015 to $240.9 million from $230.5 million in 2014.  This increase was driven by $4.7 million in additional administrative costs primarily from compensation expense, of which $1.4 million related to new stores.  Our new locations and improvements generated a $4.2 million increase in depreciation and other occupancy costs in 2015 compared to 2014.  Our variable expenses were higher as a percent of net sales in 2015 compared to 2014 primarily due to sales associates added in new locations and the expansion of our in-home design program.

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

2016 Outlook
Fixed and discretionary type expenses within SG&A are expected to be approximately $251.0 million for 2016, up $10.1 million or 4.2% over those same costs in 2015.  The increase is largely due to depreciation on capital expenditures, occupancy costs from new and relocated stores, staffing increases and inflation. First quarter 2016 advertising costs are expected to be higher than last year's quarter but comparatively flat for the remainder of 2016.  Fixed and discretionary type expenses in total should average approximately $62.0 million per quarter in the first half of 2016 and $63.5 million per quarter in the second half. For 2015 these expenses averaged $58.2 million per quarter in the first half and $62.3 million in the second half.

Variable costs within SG&A for 2016 are expected to remain at the 2015 rate of 17.9% as a percent of sales.

Pension Settlement

We terminated our qualified defined benefit pension plan (the "Plan") in 2014 as reported more fully in Note 10 to the Notes to Consolidated Financial Statements.

The settlement of the Plan's obligations required the recognition of pension settlement expenses in the fourth quarter of 2014.  We recognized termination and settlement expense of $21.6 million and a related tax benefit of $0.9 million for a total impact on consolidated net income of $20.7 million or $0.90 per diluted earnings per share.

We had approximately $6.8 million of unamortized costs net of $4.2 million of tax related to the Plan included on our balance sheet in accumulated other comprehensive income (loss) ("AOCI") prior to settlement.  Also included in AOCI was a debit of $6.9 million resulting from the 'backward-tracing" prohibition related to changes in a valuation allowance from previous periods.  See additional discussion in "Provision for Income Taxes" which follows.  The settlement of the Plan caused these amounts totaling $13.6 million to be reclassified from AOCI to income.

The termination and settlement of the Plan did not impact cash flow and resulted in a net reduction of approximately $7.1 million in our total stockholders equity.

Interest Expense

Our interest expense for the years 2013 to 2015 is primarily driven by amounts related to our lease obligations.  For leases accounted for as capital and financing lease obligations, we record straight-line rent expense for the land portion in occupancy costs in SG&A along with amortization on the additional asset recorded.  Rental payments are recognized as a reduction of the obligations and as interest expense.  The number of stores, including those under construction, which are accounted for in this manner has increased from eight in 2013, to 17 in 2015.  We expect interest expense for lease obligations will be $2.4 million in 2016.

Provision for Income Taxes

Our effective tax rate was 38.6%, 66.0% and 38.5% for 2015, 2014 and 2013, respectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of our income tax expense to the federal income tax rate.

Our 2015 rate varies from the 35% U.S. federal statutory rate primarily due to state income taxes.

Our 2014 rate includes the reversal of $6.9 million from AOCI to income tax expense.  We established a valuation allowance in 2008 against virtually all of our deferred tax assets due to our operating loss in that year and projected loss in 2009.  A portion of the allowance was charged to AOCI and was increased in 2009.  Our profitability in 2011 was sufficient for us to release the valuation allowance.  The "backward-tracing" prohibition in ASC 740, Income Taxes required us to record the total amount of the release as a tax benefit in net income including the portion originally charged to AOCI.  This resulted in a debit of $6.9 million remaining in AOCI which would remain until the settlement of the Plan's pension obligations when it was reversed and included in total tax expense. The 2014 rate, excluding this reversal, varies from the 35% U.S federal statutory rate primarily due to state income taxes.

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

At December 31, 2015, our cash and cash equivalents balance was $70.7 million, an increase of $5.2 million compared to December 31, 2014.  This increase in cash primarily resulted from strong operating results offset by purchases of property and equipment, the acquisition of treasury stock and dividends paid to stockholders.  Additional discussion of our cash flow results, including the comparison of 2015 activity to 2014, is set forth in the Analysis of Cash Flows section.

At December 31, 2015, our outstanding indebtedness was $53.1 million in lease obligations required to be recorded on our balance sheet.  We had no amounts outstanding and $43.8 million available under our revolving credit facility.

Capital Expenditures
Our primary capital requirements have been focused on our stores and the development of both proprietary and purchased information systems.  Our capital expenditures were $27.1 million in 2015, $3.7 million less than in 2014.
Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year, the investments we make to the improvement and maintenance of our existing stores, and our investment in distribution improvements and new information systems to support our key strategies.  In 2016, we anticipate that our capital expenditures will be approximately $33.0 million, refer to our Store Expansion and Capital Expenditures discussion below.

Analysis of Cash Flows
The following table illustrates the main components of our cash flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$52,232	$55,454	$55,889
Capital expenditures	(27,143)	(30,882)	(20,202)
Free cash flow	$25,089	$24,572	$35,687
Net cash used in investing activities	$(28,355)	$(41,372)	$(20,120)
Net cash used in financing activities	$(18,699)	$(31,786)	$(6,134)

Cash flows from operating activities.  During 2015, net cash provided by operating activities was $52.2 million.  Cash from net income, adjusted for depreciation and amortization and stock-based compensation expense was partially reduced by cash used for working capital.

The primary components of the changes in working capital are listed below:

•	Increase in inventories of $2.3 million, mainly due to the increase in showrooms, reduced $0.5 million for the inventory in our Lubbock store that was destroyed.
•	Decrease in other current assets of $1.7 million, resulting from a $3.3 million decrease in receivables for tenant incentives, partially offset by a casualty claim of $1.3 million.
•	Decrease in other assets of $2.7 million mainly due to the maturities of certain certificates of deposit.
•	Increase in accounts payable of $3.7 million.
•	Decrease in customer deposits of $2.7 million as our business was down in the fourth quarter of 2015 versus the comparable period of 2014.

During 2014, net cash provided by operating activities was $55.5 million.  Cash from net income, adjusted for depreciation and amortization, pension settlement expense and stock-based compensation expense was partially reduced by cash used for working capital.

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

During 2013, net cash provided by operating activities was $55.9 million.  Our cash provided by operating activities was mainly the result of pre-tax income generated during 2013.  Cash from net income, adjusted for depreciation and amortization and stock-based compensation expense, along with cash provided by working capital, was partially reduced by pension plan contributions.  Pension plan contributions in 2013 included a $4.2 million discretionary contribution made to improve the funded status of the plan and as part of our broader pension de-risking strategy.

•	Decrease in inventories of $5.4 million, mainly due to timing of sales and replenishment.
•	Decrease in other liabilities of $9.0 million, and increase in other assets of $9.9 million mainly due to the shift from a $6.8 million pension plan liability to a $9.4 million pension asset.
•	Decrease in accounts payable of $6.4 million.
Cash flows used in investing activities. Net cash used in investing activities was $28.4 million, $41.4 million and $20.1 million for 2015, 2014 and 2013, respectively. In each of these years, the amounts of cash used in investing activities consisted principally of capital expenditures related to store construction and improvements and information technology projects, refer to our Store Expansion and Capital Expenditures discussion below. During 2015, in addition to the expenditures for new stores and major expansions and remodels of showrooms we purchased $10.0 million of commercial paper and $7.5 million of certificates of deposit matured.  During 2014, in addition to the expenditures for new stores and one store's major expansion, we purchased $10.0 million in certificates of deposit.  During 2013, we invested in our distribution system for future expansion and added capacity to our internal cloud architecture to support our sales systems and video communications.
Cash flows used in financing activities. Net cash used in financing activities was $18.7 million for 2015, $31.8 million for 2014 and $6.1 million for 2013. During 2015 we purchased $14.0 million in treasury stock and paid $8.1 million in dividends.  We also received $6.7 million in construction allowances.  During 2014 we paid a special dividend of approximately $22.6 million. During 2013 the number of restricted shares vesting increased as the acceleration goals of certain grants were met.  This increased the withholding taxes for vested shares and contributed to the tax benefit from stock-based plans.  During 2015, 2014 and 2013, we did not make any draws on our revolving credit facility.

Long-Term Debt
In September 2011 Havertys entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with a bank.  Refer to Note 5 of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Off-Balance Sheet Arrangements

We do not generally enter into off-balance sheet arrangements.  We did not have any relationships with unconsolidated entities or financial partnerships which would have been established for the purposes of facilitating off-balance sheet financial arrangements for any period during the three years ended December 31, 2015.  Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2015 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$70,736	$5,415	$10,975	$11,116	$43,230
Operating leases	171,550	33,690	56,544	39,663	41,653
Purchase orders	78,953	78,953	—	—	—
Total contractual obligations(2)	$321,239	$118,058	$67,519	$50,779	$84,883

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

Store Expansion and Capital Expenditures

We have entered new markets and made continued improvements and relocations of our store base.  The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2015		2014		2013
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	4	159	5	167	—	—
Closed	2	73	5	160	3	103
Year end balances	121	4,380	119	4,283	119	4,259

We also had major remodeling projects in a Tampa, Florida store in 2015 and in our Knoxville, Tennessee store in 2014 which increased selling square footage.

The following table summarizes our store activity in 2015 and plans for 2016.  Our store in Lubbock, Texas sustained significant damage from a blizzard at the end of December 2015.  We plan to operate in a temporary location during the rebuilding process.

Location	Opening Quarter Actual or Planned	Category
Coconut Creek, FL	Q-1-15	Existing Market
Rogers, AR	Q-2-15	New Market
Waco, TX	Q-2-15	New Market
Ft. Lauderdale, FL	Q-3-15	Existing Market
Memphis, TX	Q-4-15	Closure
Lubbock, TX	Q-4-15	Casualty
Lubbock, TX	Q-2-16	Temporary
College Station, TX	Q-3-16	New Market
Charlottesville, VA	Q-3-16	New Market
To be announced, Florida region	Q-3-16	Closure

These plans and other changes should increase net selling space in 2016 by approximately 1.4% assuming the new stores open and existing store close as planned.

Our investing activities in stores and operations in 2015, 2014 and 2013 and planned outlays for 2016 are categorized in the table below.  Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.
(Approximate in thousands)	Proposed 2016	2015	2014	2013
Stores:
New or replacement stores	$5,000	$7,800	$12,900	$100
Remodels/expansions	7,200	8,900	6,900	11,200
Other improvements	5,000	3,700	4,200	3,900
Total stores	17,200	20,400	24,000	15,200
Distribution	9,000	2,800	3,500	2,300
Information technology	6,800	3,900	3,400	2,700
Total	$33,000	$27,100	$30,900	$20,200

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

Critical Accounting Estimates and Assumptions

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an on-going basis, we evaluate our estimates, including those related to pension and retirement benefits and self-insurance.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

The SERP is not funded so we pay benefits directly to participants.  The unfunded obligation increased by $0.4 million between December 31, 2014 and December 31, 2015.

At each measurement date, we determine the discount rate by reference to rates of high quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plan. The weighted-average discount rate used to compute our benefit obligation increased 49 basis points from 4.09% to 4.58% at December 31, 2014 and December 31, 2015, respectively.  This reduced the SERP's benefit obligation by 6%.  The SERP's mortality tables were updated to the white collar separate annuitant in 2015 which increased the benefit obligation by 4%.  Census data changes, particularly those related to compensation, increased the benefit obligation by 6%.

Refer to Note 10 to the Notes to Consolidated Financial Statements for additional information about our defined benefit pension plan which was terminated and settled in 2014 and other actuarial assumptions.

Self-Insurance.  We are self-insured for certain losses related to worker's compensation, general liability and vehicle claims for amounts up to a deductible per occurrence.  Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component.  The resulting estimate is discounted and recorded as a liability.  Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure appropriateness.  A one-percentage-point change in the actuarial assumption for the discount rate would impact 2015 expense for insurance by approximately $90,000, a 1.39% change.
We are primarily self-insured for employee group health care claims.  We have purchased insurance coverage in order to establish certain limits to our exposure on both a per claim and aggregate basis.   We record an accrual for the estimated amount of self-insured health care claims incurred by all participants but not yet reported (IBNR) using an actuarial method of applying a development factor to the reported monthly claims amounts. The Company's risk management and accounting management utilize a consistent methodology which involves various assumptions, judgment and other factors. The most significant factors which impact the determination of a required accrual are the historical pattern of the timeliness of claims processing, any changes in the nature or types of benefit plans, changes in the plan benefit designs, and medical trends and inflation. Historical experience is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the total health care cost accruals are reasonable and adequate to cover future payments on incurred claims.

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
(b) Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2015.
Attestation Report of the Independent Registered Public Accounting Firm.  Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2015, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Haverty Furniture Companies, Inc.

We have audited Haverty Furniture Companies, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Haverty Furniture Companies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Haverty Furniture Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Haverty Furniture Companies, Inc. and our report dated March 4, 2016 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 4, 2016

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

We provide some information about our executive officers in Part I of this report under the heading "Executive Officers and Significant Employees of the Registrant."  The remaining information called for by this item is incorporated by reference to "Election of Directors," "Corporate Governance," "Board and Committees" and "Other Information – Section 16(a) Beneficial Ownership Reporting Compliance" in our 2016 Proxy Statement.

ITEM 11.                          EXECUTIVE COMPENSATION

The information contained in our 2016 Proxy Statement with respect to executive compensation and transactions under the heading "Compensation Discussion and Analysis" is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2016 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings "Ownership of Company Stock by Directors and Management" and "Equity Compensation Plan Information," is incorporated herein by reference in response to this item.

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

The information contained in our 2016 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings "Certain Relationships and Related Transactions" and "Corporate Governance – Director Independence" is incorporated herein by reference in response to this item.

ITEM 14.                          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading "Audit Fees and Related Matters" in our 2016 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders' Equity – Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

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

+10.4	2014 Long-Term Incentive Plan effective as of May 12, 2014 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-197969).
+10.5	Amended and Restated Directors' Compensation Plan, effective as of February 18, 2014 (Exhibit 10.5 to our 2013 Form 10-K).
+10.6	Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009 (Exhibit 10.9 to our 2009 Form 10-K).
*+10.7	Amendment Number One to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 and Amendment Number Two effective as of December 31, 2015.
+10.8	Form of Agreement dated December 9, 2011 regarding Change in Control with the Named Executive Officers and a Management Director (Exhibit 10.6 to our 2011 Form 10-K).
+10.9	Form of Agreement dated December 9, 2011, regarding Change in Control with Executive Officers who are not Named Executive Officers or Management Directors (Exhibit 10.7 to our 2011 Form 10-K).
+10.10	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).
10.12
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

10.13	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.14	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
10.15
Amended and Restated Retailer Program Agreement, dated November 5, 2013, between Haverty Furniture Companies, Inc. and Capital Retail Bank (formerly known as GE Money Bank).  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

+10.16	Form of Restricted Stock Units Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.1 to our Current Report on Form 8-K dated January 30, 2012).

Exhibit No.	Exhibit
+10.17
Form of Restricted Stock Units Award Notice and Form of Stock Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated January 30, 2013).

+10.18
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 28, 2014).

+10.19
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 28, 2015).

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
*101
The following financial information from Haverty Furniture Companies, Inc. Report on Form 10-K for the year ended December 31 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for the years ended  December 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2016.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 4, 2016.

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

/s/ MYLLE H. MANGUM
Mylle H. Mangum Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haverty Furniture Companies, Inc. at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haverty Furniture Companies, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2016 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 4, 2016

Haverty Furniture Companies, Inc.
Consolidated Balance Sheets
	December 31,
(In thousands, except per share data)	2015	2014
Assets
Current assets
Cash and cash equivalents	$70,659	$65,481
Investments	12,725	7,250
Restricted cash and cash equivalents	8,005	8,017
Accounts receivable	5,948	7,146
Inventories	108,896	107,139
Prepaid expenses	6,137	6,418
Other current assets	6,341	8,010
Total current assets	218,711	209,461
Accounts receivable, long-term	655	731
Property and equipment	229,283	225,162
Deferred income taxes	17,245	17,610
Other assets	5,357	8,023
Total assets	$471,251	$460,987

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$27,815	$24,152
Customer deposits	21,036	23,687
Accrued liabilities	42,060	39,960
Deferred income taxes	—	5,689
Current portion of lease obligations	3,051	2,387
Total current liabilities	93,962	95,875
Lease obligations, less current portion	50,074	46,678
Other liabilities	25,476	26,351
Commitments	—	—
Total liabilities	169,512	168,904
Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2015 – 28,486; 2014 – 28,327	28,486	28,327
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2015 – 2,554; 2014 – 2,603	2,554	2,603
Additional paid-in capital	83,179	79,726
Retained earnings	279,760	260,031
Accumulated other comprehensive income (loss)	(1,938)	(2,168)
Less treasury stock at cost – Common Stock (2015 – 8,362; 2014 – 7,759) and Convertible Class A Common Stock (2015 and 2014 – 522)	(90,302)	(76,436)
Total stockholders' equity	301,739	292,083
Total liabilities and stockholders' equity	$471,251	$460,987
The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013

Net sales	$804,870	$768,409	$746,090
Cost of goods sold	374,094	356,043	344,594
Gross profit	430,776	412,366	401,496
Credit service charges	286	298	320
Gross profit and other revenue	431,062	412,664	401,816

Expenses:
Selling, general and administrative	384,801	364,654	348,599
Pension settlement expense	—	21,623	—
Provision for doubtful accounts	314	257	120
Other income, net	(1,617)	(178)	(497)
Total expenses	383,498	386,356	348,222

Income before interest and income taxes	47,564	26,308	53,594
Interest expense, net	2,289	1,051	1,107
Income before income taxes	45,275	25,257	52,487
Income tax expense	17,486	16,668	20,222
Net income	$27,789	$8,589	$32,265

Other comprehensive income, net of tax:
Defined benefit pension plans adjustments; net of tax expense (benefit) of $141, ($2,954) and $4,822	$230	$13,244	$7,966

Comprehensive income	$28,019	$21,833	$40,231

Basic earnings per share:
Common Stock	$1.24	$0.38	$1.45
Class A Common Stock	$1.18	$0.33	$1.37

Diluted earnings per share:
Common Stock	$1.22	$0.37	$1.41
Class A Common Stock	$1.17	$0.33	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Stockholders' Equity

	Year Ended December 31,
(In thousands, except share and per share data)	2015		2014		2013
	Shares	Dollars	Shares	Dollars	Shares	Dollars
COMMON STOCK:
Beginning balance	28,326,770	$28,327	27,853,412	$27,853	27,212,184	$27,212
Conversion of Class A Common Stock	48,951	49	311,824	312	382,199	382
Stock compensation transactions, net	110,037	110	161,534	162	259,029	259
Ending balance	28,485,758	28,486	28,326,770	28,327	27,853,412	27,853
CLASS A COMMON STOCK:
Beginning balance	2,603,410	2,603	2,915,234	2,915	3,297,433	3,297
Conversion to Common Stock	(48,951)	(49)	(311,824)	(312)	(382,199)	(382)
Ending balance	2,554,459	2,554	2,603,410	2,603	2,915,234	2,915
TREASURY STOCK:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(8,281,277)	(76,436)	(8,253,414)	(75,720)	(8,263,557)	(75,816)
Directors' Compensation Plan	14,274	136	9,213	88	10,143	96
Purchases	(617,021)	(14,002)	(37,076)	(804)	—	—
Ending balance	(8,884,024)	(90,302)	(8,281,277)	(76,436)	(8,253,414)	(75,720)
ADDITIONAL PAID-IN CAPITAL:
Beginning balance		79,726		77,406		73,803
Stock option and restricted stock issuances		(1,312)		(2,232)		(1,928)
Tax benefit related to stock-based plans		253		896		1,754
Directors' Compensation Plan		479		337		454
Amortization of restricted stock		4,033		3,319		3,323
Ending balance		83,179		79,726		77,406
RETAINED EARNINGS:
Beginning balance		260,031		281,222		254,310
Net income		27,789		8,589		32,265
Cash dividends (Common Stock: 2015 - $0.36; 2014 - $1.32 and 2013 - $0.24 per share Class A Common Stock: 2015 - $0.34; 2014 - $1.25 and 2013 - $0.225 per share)		(8,060)		(29,780)		(5,353)
Ending balance		279,760		260,031		281,222

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning balance		(2,168)		(15,412)		(23,378)
Pension liabilities adjustment, net of taxes		230		13,244		7,966
Ending balance		(1,938)		(2,168)		(15,412)
TOTAL STOCKHOLDERS' EQUITY		$301,739		$292,083		$298,264

The accompanying notes are an integral part of these consolidated financial statements

Haverty Furniture Companies, Inc.
Consolidated Statements of Cash flows
	Year ended December 31,
(In thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$27,789	$8,589	$32,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,756	22,613	21,450
Stock-based compensation expense	4,033	3,319	3,323
Excess tax benefit from stock-based plans	(397)	(896)	(1,754)
Deferred income taxes	(3,019)	4,800	(652)
Provision for doubtful accounts	314	257	120
Pension settlement expense	—	21,623	—
Other	(160)	641	459
Changes in operating assets and liabilities:
Accounts receivable	960	870	1,400
Inventories	(2,305)	(15,656)	5,419
Customer deposits	(2,650)	4,679	(1,955)
Other assets and liabilities	(590)	(2,023)	(2,638)
Accounts payable and accrued liabilities	2,501	6,638	(1,548)
Net Cash Provided by Operating Activities	52,232	55,454	55,889
Cash Flows from Investing Activities
Capital expenditures	(27,143)	(30,882)	(20,202)
Maturities of certificates of deposit	7,250	—	—
Purchase of commercial paper and certificates of deposit	(9,975)	(10,000)	—
Restricted cash and cash equivalents	12	(1,001)	(3)
Other investing activities	1,501	511	85
Net Cash Used in Investing Activities	(28,355)	(41,372)	(20,120)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	—	—	—
Payments of borrowings under revolving credit facilities	—	—	—
Net change in borrowings under revolving credit facilities	—	—	—
Construction allowance receipts	6,701	1,050	—
Payments on lease obligations	(2,534)	(1,088)	(867)
Proceeds from exercise of stock options	—	—	872
Excess tax benefit from stock-based plans	397	896	1,754
Dividends paid	(8,060)	(29,780)	(5,353)
Common stock repurchased	(14,002)	(804)	—
Taxes on vested restricted shares	(1,201)	(2,060)	(2,540)
Net Cash Used In Financing Activities	(18,699)	(31,786)	(6,134)
Increase (Decrease) in cash and Cash Equivalents	5,178	(17,704)	29,635
Cash and Cash Equivalents at Beginning of Year	65,481	83,185	53,550
Cash and Cash Equivalents at End of Year	$70,659	$65,481	$83,185

The accompanying notes are an integral part of these consolidated financial statements

Notes To Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. ("Havertys," "we," "our," or "us") is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges.   We have 121 showrooms in 16 states at December 31, 2015.  All of our stores are operated using the Havertys name and we do not franchise our stores.  We offer financing through an internal revolving charge credit plan as well as a third-party finance company.

Basis of Presentation:
The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Use of Estimates:
The preparation of financial statements in conformity with United States of America generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:
Cash and cash equivalents includes all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle within five days.

Investments:
Investments consist of commercial paper and certificates of deposit.  The commercial paper totaled approximately $9,975,000 at December 31, 2015 with maturities of more than three months but less than six months.  Certificates of deposit had original maturities of greater than three months.  The certificates of deposit with remaining maturities of less than one year was $2,750,000 and $7,250,000 at December 31, 2015 and 2014, respectively.  Those with remaining maturities greater than one year was $2,750,000 at December 31, 2014 and are included in other assets.  The fair values of the investments approximate their carrying amounts.

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

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $27,650,000, $27,293,000 and $27,588,000 were charged to customers in 2015, 2014 and 2013, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $37,730,000, $36,395,000 and $32,736,000 in 2015, 2014 and 2013, respectively.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative ("SG&A") expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $73,803,000, $70,420,000 and $64,302,000 in 2015, 2014 and 2013, respectively.

Leases:
In the case of certain leased stores, we may be extensively involved in the construction or major structural modifications of the leased properties.  As a result of this involvement, we are deemed the "owner" for accounting purposes during the construction period, and are required to capitalize the total fair market value of the portion of the leased property, excluding land, we use on our consolidated balance sheet. Following construction completion, we perform an analysis under ASC 840, "Leases," to determine if  we can apply sale-leaseback accounting.  We have determined that each of the leases remaining on our consolidated balance sheet did not qualify for such accounting treatment.  In conjunction with these leases, we also record financing obligations equal to the landlord reimbursements and fair market value of the assets. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.  Depreciation expense is also recognized on the leased asset.

Deferred Escalating Minimum Rent and Lease Incentives:
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as "Accrued liabilities." The liability for deferred escalating minimum rent approximated $9,980,000 and $10,850,000 at December 31, 2015 and 2014, respectively. Any operating lease incentives we receive are deferred and subsequently amortized on a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $981,000 and $1,373,000 at December 31, 2015 and 2014, respectively.

Advertising Expense:
Advertising costs, which include television, radio, newspaper and other media advertising, are expensed upon first showing.   The total amount of prepaid advertising costs included in other current assets was approximately $1,086,000 and $718,000 at December 31, 2015 and 2014, respectively.  We incurred approximately $45,784,000, $45,067,000 and $43,030,000 in advertising expense during 2015, 2014 and 2013, respectively.

 Interest Expense, net:
Interest expense is comprised of amounts incurred related to our debt and lease obligations recorded on our balance sheet, net of interest income.  The total amount of interest expense was approximately $2,615,000, $1,423,000 and $1,218,000 during 2015, 2014 and 2013, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items outside of core operations.   Other income, net for the year ended December 31, 2015 includes proceeds received of $800,000 for the settlement related to credit card litigation.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers' compensation and vehicle claims. Beginning in 2012 we became primarily self-insured for employee group health care claims.  We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities.  These reserves totaled $9,092,000 and $8,863,000 at December 31, 2015 and 2014, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.  The assets that are related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $3,335,000 and $2,728,000 at December 31, 2015 and 2014, respectively, and are included in other assets.  The related liability of the same amount is included in other liabilities.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store's estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared.  The impairment loss calculation compares the carrying amount of the asset to the store's assets' estimated fair value, which is determined on the basis of fair value for similar assets or future cash flows (discounted and with interest charges).  If required, an impairment loss is recorded in SG&A expense for the difference in the asset's carrying value and the asset's estimated fair value.  No such losses were recorded in 2015, 2014 and 2013.

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

Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) ("AOCI"), net of income taxes, was comprised of unrecognized pension and retirement liabilities totaling approximately $1,938,000 and $2,168,000 at December 31, 2015 and 2014, respectively. The amounts reclassified out of AOCI to SG&A related to our defined benefit pension plans.

Recently Issued and Adopted Accounting Pronouncement:

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification (ASC).

We considered the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date was revised in August 2015 and is effective for the Company for interim and annual periods beginning on January 1, 2018.  Entities have the option of using either a full retrospective or modified retrospective approach for adoption but early adoption is not permitted.  We are currently evaluating this ASU to determine our adoption method and the impact it will have on our consolidated financial position, results of operations and related disclosures.

Deferred Taxes.  In November 2015, the FASB issued ASU 2015-17 regarding ASC Topic 740, "Income Taxes: Balance Sheet Classification of Deferred Taxes."  This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement is to classify all deferred tax liabilities and assets as noncurrent.  We adopted ASU 2015-17 for the quarter ended December 31, 2015 and have applied the new guidance prospectively and accordingly the prior balance sheets were not retrospectively adjusted.

Leases.  In February 2016, the FASB issued ASU 2016-02 regarding ASC Topic 842, "Leases," which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. As a result, the Company will have to recognize a liability representing its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our consolidated financial position or results of operations.

Segment Information

We operate within a single reportable segment.  The following table presents the net sales of each major product category and service for each of the last three years:

	Year Ended December 31,
(In thousands)	2015		2014		2013
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$135,855	16.9%	$130,277	17.0%	$136,101	18.3%
Dining Room Furniture	92,966	11.6	85,671	11.1	83,164	11.1
Occasional	79,219	9.8	81,326	10.6	82,288	11.0
	308,040	38.3	297,274	38.7	301,553	40.4
Upholstery	321,484	39.9	307,041	39.9	289,837	38.9
Mattresses	84,897	10.6	83,706	10.9	80,588	10.8
Accessories and Other (1)	90,449	11.2	80,388	10.5	74,112	9.9
	$804,870	100.0%	$768,409	100.0%	$746,090	100.0%
(1)      Includes delivery charges and product protection.

Note 2, Accounts Receivable:

Amounts financed under our in-house credit programs, as a percent of net sales including sales tax, were approximately 1.4% in 2015, 1.7% in 2014 and 2.2% in 2013. The credit programs selected most often by our customers is "12 months no interest with equal monthly payments."  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $6,243,000 in 2016, $606,000 in 2017, $125,000 in 2018 and $24,000 in 2019 for receivables outstanding at December 31, 2015.

Accounts receivable are shown net of the allowance for doubtful accounts of approximately $395,000 and $350,000 at December 31, 2015 and 2014. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. We assess the adequacy of the allowance account at the end of each quarter.  Interest assessments are continued on past-due accounts but no "interest on interest" is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 16 states.

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $19,394,000 and $18,956,000 at December 31, 2015 and 2014, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $438,000 in 2015 and $219,000 in 2014 and a positive impact of $259,000 in 2013.  During 2015 and 2013, inventory quantities declined resulting in liquidations of LIFO inventory layers.  The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold by an immaterial amount in each of the years.  We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2015	2014
Land and improvements	$48,264	$48,410
Buildings and improvements	258,668	245,188
Furniture and fixtures	106,797	96,715
Equipment	45,450	43,236
Buildings under lease	51,994	36,756
Construction in progress	917	16,146
	512,090	486,451
Less accumulated depreciation	(271,372)	(253,009)
Less accumulated lease amortization	(11,435)	(8,280)
Property and equipment, net	$229,283	$225,162

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $57.7 million and there were no outstanding letters of credit at December 31, 2015.  Amounts available are based on the lesser of the borrowing base or the $50.0 million line amount and reduced by $6.2 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $43.8 million.  There were no borrowed amounts outstanding under the Credit Agreement at December 31, 2015.

Note 6, Accrued Liabilities and Other Liabilities:
Accrued liabilities and other liabilities consist of the following:

(In thousands)	2015	2014
Accrued liabilities:
Employee compensation, related taxes and benefits	$13,399	$15,145
Taxes other than income and withholding	7,968	9,322
Self-insurance reserves	5,919	5,942
Other	14,774	9,551
	$42,060	$39,960
Other liabilities:
Straight-line lease liability	$9,980	$10,850
Self-insurance reserves	3,173	2,921
Other	12,323	12,580
	$25,476	$26,351

Note 7, Income Taxes:

Income tax expense (benefit) consists of the following:
(In thousands)	2015	2014	2013
Current
Federal	$17,598	$10,257	$18,253
State	2,907	1,611	2,621
	20,505	11,868	20,874

Deferred
Federal	(2,476)	4,323	(706)
State	(543)	477	54
	(3,019)	4,800	(652)
	$17,486	$16,668	$20,222

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2015	2014	2013
Statutory rates applied to income before income taxes	$15,846	$8,840	$18,370
State income taxes, net of Federal tax benefit	1,487	788	1,610
Net permanent differences	(11)	42	316
Release of debit balance in accumulated other comprehensive income related to settled pension obligations	—	6,866	—
Change in deferred tax asset valuation allowance	—	—	(1,363)
Change in state credits	—	110	1,466
Other	164	22	(177)
	$17,486	$16,668	$20,222

The change in state credits in 2014 and 2013 is the unused amounts which expired as of the end of each of the tax years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2015	2014
Deferred tax assets:
Accounts receivable	$772	$743
Property and equipment	9,250	5,787
Leases	5,880	5,055
Accrued liabilities	10,916	9,523
Retirement benefits	579	720
Other	31	31
Total deferred tax assets	27,428	21,859

Deferred tax liabilities:
Inventory	9,285	9,198
Other	898	740
Total deferred tax liabilities	10,183	9,938
Net deferred tax assets	$17,245	$11,921

 As discussed in Note 1, we adopted ASU 2015-17 as of December 31, 2015, and we applied the new guidance prospectively and the 2014 balance sheet was not adjusted.  For 2015, deferred tax assets and liabilities are classified as noncurrent.  For 2014, deferred tax assets and deferred tax liabilities which are current are netted against each other as are non-current deferred tax assets and non-current deferred tax liabilities as they relate to each tax-paying component for presentation in the consolidated balance sheets. These groupings are detailed in the following table:

(In thousands)	2015	2014
Current assets (liabilities):
Current deferred assets	$—	$5,801
Current deferred liabilities	—	(11,490)
	—	(5,689)
Non-current assets (liabilities):
Non-current deferred assets	27,428	38,978
Non-current deferred liabilities	(10,183)	(21,368)
	17,245	17,610
Net deferred tax assets	$17,245	$11,921

We review our deferred tax assets to determine the need for a valuation allowance.  Based on evidence we conclude that it is more-likely-than-not that our deferred tax assets will be realized and therefore a valuation allowance is not required.

We established a valuation allowance in 2008 against virtually all of our deferred tax assets due to our operating loss in that year and projected loss in 2009.  A portion of the allowance was charged to AOCI and was increased in 2009.  Our profitability in 2011 was sufficient for us to release the valuation allowance.  The "backward-tracing" prohibition in ASC 740, Income Taxes required us to record the total amount of the release as a tax benefit in net income including the portion originally charged to AOCI.  This resulted in a debit of $6,866,000 remaining in AOCI until the settlement of the Plan's pension obligations in 2014 when this amount was reversed and included in total tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2010.

Uncertain Tax Positions
No uncertain tax positions were identified for the years currently open under statute of limitations, including 2013, 2014 and 2015.  Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense.

Note 8, Long-Term Debt and Lease Obligations:
Long-term debt and lease obligations are summarized as follows:
(In thousands)	2015	2014
Revolving credit notes (a)	$—	$—
Lease obligations (b)	53,125	49,065
	53,125	49,065
Less portion classified as current	(3,051)	(2,387)
	$50,074	$46,678
(a)   We have a revolving credit agreement as described in Note 5.
(b)  These obligations are related to properties under lease with aggregate net book values of approximately $40,559,000 and $40,538,000 at December 31, 2015 and 2014, respectively.

The approximate aggregate maturities of these lease obligations during the five years subsequent to December 31, 2015 and thereafter are as follows:  2016 - $3,051,000; 2017 - $3,250,000, 2018 - $3,466,000; 2019 - $3,685,000; 2020 - $3,878,000 and $35,795,000 thereafter.  These maturities are net of imputed interest of approximately $17,611,000 at December 31, 2015.

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

      A special cash dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock was paid in the third quarter of 2014. Aggregate dividends paid on Common Stock was $7,358,000, $27,077,000 and $4,787,000 in 2015, 2014 and 2013, respectively. Aggregate dividends paid on Class A Common Stock was $702,000, $2,703,000 and $566,000 in 2015, 2014 and 2013, respectively.

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

Pension Plan participants not yet retired received vested benefits from the plan assets by electing either a lump sum distribution, roll-over contribution to a 401(k) or individual retirement plans, or an annuity contract with a third-party insurance company.  Retired participants automatically received annuities.  Pension settlement charges of $21,623,000, before tax, were recorded during the fourth quarter of 2014 as payments were made from the Plan in accordance with the participants' elections.

The remaining $813,000 in plan assets at December 31, 2014 will fund additional plan termination professional fees, administration expenses and any required adjustments identified to amounts settled, with the remainder distributed equally to current plan participants after final IRS approval is obtained and other governmental review is completed.  Accordingly, at December 31, 2015 and 2014, we had no future obligations related to the terminated Pension Plan.

We also have a non-qualified, non-contributory supplemental executive retirement plan (the "SERP") for employees whose retirement benefits are reduced due to their annual compensation levels. The SERP provides annual benefits amounting to 55% of final average earnings less benefits payable from our pension plan and Social Security benefits. The SERP limits the total amount of annual retirement benefits that may be paid to a participant from all sources (Retirement Plan, Social Security and the SERP) to $125,000. The SERP is not funded so we pay benefits directly to participants.  The SERP was frozen as of December 31, 2015 and no additional benefits will be accrued after that date.

The following table summarizes information about our Pension Plan and SERP.

	Pension Plan			SERP
(In thousands)	2015		2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of the year	N/	A	$73,456	$7,270	$5,974
Service cost			—	129	117
Interest cost			3,232	314	289
Plan settlements			(83,453)	—	—
Plan curtailments			—	(87)	—
Special termination benefits			813	—	—
Actuarial losses (gains)			10,700	317	1,095
Benefits paid			(3,935)	(224)	(205)
Benefit obligation at end of year			813	7,719	7,270
Change in plan assets:
Fair value of plan assets at beginning of year			82,904	—	—
Employer contribution			—	224	205
Actual return on plan assets			5,297	—	—
Plan settlements			(83,453)	—	—
Benefits paid			(3,935)	(224)	(205)
Fair value of plan assets at end of year			813	—	—
Funded status of the plan – (underfunded)			$—	$(7,719)	$(7,270)

Accumulated benefit obligations			$—	$7,719	$7,270

Amounts recognized in the consolidated balance sheets consist of:
	SERP
(In thousands)	2015	2014
Noncurrent assets	$—	$—
Current liabilities	(287)	(228)
Noncurrent liabilities	(7,432)	(7,042)
	$(7,719)	$(7,270)

Amounts recognized in accumulated other comprehensive income (loss) before the effect of income taxes consist of:
	SERP
(In thousands)	2015	2014
Prior service cost	$—	$(432)
Net actuarial loss	(1,724)	(1,663)
	$(1,724)	$(2,095)

Net pension cost included the following components:

	Pension Plan				SERP
(In thousands)	2015		2014	2013	2015	2014	2013
Service cost-benefits earned during the period	N/	A	$—	$—	$129	$117	$134
Interest cost on projected benefit obligation			3,232	3,278	314	289	259
Expected return on plan assets			(4,475)	(4,948)	—	—	—
Amortization of prior service cost			—	—	210	210	210
Amortization of actuarial loss			244	1,627	169	—	68
Settlement loss recognized			20,810	—	—	—	—
Curtailment loss recognized			—	—	222	—	—
Special termination benefit recognized			813	—	—	—	—
Net pension costs			$20,624	$(43)	$1,044	$616	$671

The net periodic benefit cost for the SERP for the year ending December 31, 2015, includes the impact of freezing the plan as of December 31, 2015, which resulted in fully recognizing the outstanding prior service cost basis at that date.  The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2016 is approximately $120,000 for the SERP.

Assumptions
We use a measurement date of December 31 for our pension and SERP plan.  Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:
	Pension Plan				SERP
	2014		2013		2015		2014		2013
Discount rate		4.93%		4.13%		4.09%		4.96%		4.08%
Expected long-term return on plan assets		6.00%		6.65%	n/	a	n/	a	n/	a
Rate of compensation increase	n/	a	n/	a		3.50%		3.50%		3.50%

For purposes of determining the periodic expense of our defined benefit plan, we use fair market value of plan assets as the market related value.

Assumptions used to determine benefit obligations at December 31 are as follows:
	SERP
	2015	2014
Discount rate	4.58%	4.09%
Rate of compensation increase	3.50%	3.50%

Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years.  These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2015.

(In thousands)	SERP
2016	$287
2017	367
2018	371
2019	384
2020	412
2021-2025	2,262

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute.  We match employee contributions 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. We expensed matching employer contributions of approximately $3,661,000, $3,449,000 and $3,104,000 in 2015, 2014 and 2013, respectively.

We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note  11, Accumulated Other Comprehensive Income (loss):

The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive income (loss) on our Consolidated Balance Sheet to the Consolidated Statement of Comprehensive Income (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013

Beginning balance	$(2,168)	$(15,412)	$(23,378)
Other comprehensive income (loss)
Defined benefit pension plans:
Net gain (loss) during year	(230)	(10,974)	10,943
Amortization of prior service cost(1)	432	210	210
Amortization of net loss(1)	169	244	1,695
Settlement loss recognized(2)	—	20,810	—
	371	10,290	12,848
Tax expense (benefit)	141	(2,954)	4,882
Total other comprehensive income	230	13,244	7,966
Ending balance	$(1,938)	$(2,168)	$(15,412)

(1)	These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs. For 2015, this includes $222,000 in curtailment loss on the SERP.
(2)	This amount was reclassified and is part of the line item "pension settlement expense."

Note 12, Stock-Based Compensation Plans:

We have issued options and awards for Common Stock under three stock-based employee compensation plans, the 2014 Long Term Incentive Plan (the "2014 LTIP Plan"), the 2004 Long Term Incentive Plan (the "2004 LTIP Plan") and the 1998 Stock Option Plan (the "1998 Plan"). No new awards may be granted under the 1998 Plan and as of December 31, 2015 all previously granted awards have been exercised, forfeited, or expired. No new awards may be granted under the 2004 LTIP Plan.  As of December 31, 2015, 1,083,834 shares were available for awards and options under the 2014 LTIP Plan.

The following table summarizes our equity award activity during the years ended December 31, 2015, 2014 and 2013:

	Restricted Stock Award		Stock-Settled Appreciation Rights		Options
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	555,925	$12.28	121,749	$8.85	50,000	$20.56
Granted	162,150	18.15	112,000	18.14	—	—
Exercised or restrictions lapsed(1)	(277,975)	12.24	(84,049)	8.90	(48,000)	20.75
Forfeited or expired	(3,100)	15.00	—	—	(2,000)	15.90
Outstanding at December 31, 2013	437,000	14.46	149,700	15.78	—	—
Granted	146,748	28.72	—	—
Exercised or restrictions lapsed(1)	(235,925)	14.01	(13,725)	12.30
Forfeited or expired	(26,501)	24.28	(6,000)	18.14
Outstanding at December 31, 2014	321,322	$20.49	129,975	$16.04	—	—
Granted	176,135	23.97	—	—
Exercised or restrictions lapsed(1)	(147,595)	18.94	(29,100)	8.74
Forfeited or expired	(5,372)	24.84	—
Outstanding at December 31, 2015	344,490	$22.87	100,875	$18.14	—	—
Exercisable at December 31, 2015			48,875	$18.14
Restricted units expected to vest	344,490	$22.87
Exercisable at December 31, 2014			51,975	$12.88	—	—
Exercisable at December 31, 2013			37,700	$8.76	—	—
(1) The total intrinsic value of options and stock-settled appreciation rights exercised was approximately $457,000, $184,000 and $1,312,000 in 2015, 2014 and 2013, respectively.

The fair value for stock-settled appreciation rights are estimated at the date of grant using a Black‑Scholes pricing model.  The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2015 was approximately $161,000 and $333,000, respectively.

The total fair value of restricted common stock shares that vested in 2015, 2014 and 2013 was approximately $3,097,000, $5,985,000 and $6,308,000, respectively.  The aggregate intrinsic value of outstanding restricted stock awards was $7,386,000 at December 31, 2015.

Grants of restricted common stock, restricted units, performance units and stock-settled appreciation rights have been made to certain officers and key employees under the 2004 and the 2014 LTIP Plan. The restrictions on the restricted units generally lapse or vest annually, primarily over four year periods.  The performance units are based on one-year performance periods but cliff vest in three years from grant date.  The compensation for all awards is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis, and was approximately $4,033,000, $3,319,000 and $3,323,000 in 2015, 2014 and 2013, respectively.  The tax benefit recognized related to all awards was approximately $1,533,000, $1,261,000 and $1,263,000 in 2015, 2014 and 2013, respectively.  As of December 31, 2015, the total compensation cost related to unvested equity awards was approximately $4,509,000 and is expected to be recognized over a weighted-average period of 2.2 years.

Note 13, Earnings Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2015	2014	2013
Common:
Distributed earnings	$7,358	$27,077	$4,787
Undistributed earnings	17,995	(19,220)	23,972
Basic	25,353	7,857	28,759
Class A Common earnings	2,436	732	3,506
Diluted	$27,789	$8,589	$32,265
Class A Common:
Distributed earnings	$702	$2,703	$566
Undistributed earnings	1,734	(1,971)	2,940
	$2,436	$732	$3,506

Denominator:	2015	2014	2013
Common:
Weighted average shares outstanding - basic	20,430	20,426	19,865
Assumed conversion of Class A Common Stock	2,067	2,199	2,558
Dilutive options, awards and common stock equivalents	301	315	392
Total weighted average diluted Common Stock	22,798	22,940	22,815
Class A Common:
Weighted average shares outstanding	2,067	2,199	2,558

Basic net earnings per share
Common Stock	$1.24	$0.38	$1.45
Class A Common Stock	$1.18	$0.33	$1.37
Diluted net earnings per share
Common Stock	$1.22	$0.37	$1.41
Class A Common Stock	$1.17	$0.33	$1.35

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

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2016	$33,691
2017	29,575
2018	26,970
2019	21,670
2020	17,993
Subsequent to 2021	41,651
Total minimum lease payments	$171,550

Step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Landlord allowances for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

	2015	2014	2013
Property
Minimum	$27,211	$27,264	$27,370
Additional rentals based on sales	27	79	—
Sublease income	(206)	(144)	(146)
	27,032	27,199	27,224
Equipment	2,943	2,568	2,444
	$29,975	$29,767	$29,668

Note 15, Supplemental Cash Flow Information:

(In thousands)	2015	2014	2013

Cash paid for income taxes	$13,509	$11,420	$20,432
Income tax refunds received	5	191	3,003
Cash paid for interest	2,583	1,400	1,185
Noncash financing and investing activity:
Fixed assets acquired (adjusted) related to capital lease and financing obligations	3,176	28,536	(2,600)
Increase in financing obligations	6,594	32,999	(2,600)

Note 16, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$191,331	$187,732	$209,921	$215,886
Gross profit	102,647	100,182	111,742	116,205
Credit service charges	72	69	71	73
Income before taxes	9,928	7,839	12,414	15,093
Net income	6,119	4,833	7,655	9,181
Basic net earnings per share:
Common	0.27	0.21	0.34	0.42
Class A Common	0.26	0.20	0.32	0.40
Diluted net earnings per share:
Common	0.27	0.21	0.34	0.41
Class A Common	0.25	0.20	0.32	0.39

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$181,737	$175,132	$198,541	$212,999
Gross profit	97,862	94,144	106,203	114,156
Credit service charges	81	71	72	75
Income (loss) before taxes	9,956	7,812	12,468	(4,978)
Net income	6,129	4,829	7,824	(10,192)
Basic net earnings (loss) per share:
Common	0.27	0.21	0.35	(0.45)
Class A Common	0.26	0.20	0.33	(0.43)
Diluted net earnings (loss) per share:
Common	0.27	0.21	0.34	(0.45)
Class A Common	0.26	0.20	0.33	(0.43)

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

 Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc. and subsidiaries:

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2015:
Allowance for doubtful accounts	$350	269	224	395
Reserve for cancelled sales and allowances	$1,627	11,466	11,434	1,659

Year ended December 31, 2014:
Allowance for doubtful accounts	$350	$257	$257	$350
Reserve for cancelled sales and allowances	$1,277	$11,126	$10,776	$1,627

Year ended December 31, 2013:
Allowance for doubtful accounts	$395	$120	$165	$350
Reserve for cancelled sales and allowances	$1,152	$10,402	$10,277	$1,277

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.