Form 10-Q
period 2016-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2016-05-04
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended March 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of May 2, 2016, were:   Common Stock – 20,117,647; Class A Common Stock – 2,027,049.

HAVERTY FURNITURE COMPANIES, INC.
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets – March 31, 2016 (unaudited) and December 31, 2015	1

	Condensed Consolidated Statements of Comprehensive Income – Three Months ended March 31, 2016 and 2015 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows – Three Months ended March 31, 2016 and 2015 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

	Item 4. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	13

	Item 6. Exhibits	14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$53,733	$70,659
Investments	12,740	12,725
Restricted cash and cash equivalents	8,010	8,005
Accounts receivable	4,857	5,948
Inventories	110,200	108,896
Prepaid expenses	10,411	6,137
Other current assets	5,317	6,341
Total current assets	205,268	218,711
Accounts receivable, long-term	546	655
Property and equipment	236,587	229,283
Deferred income taxes	17,234	17,245
Other assets	6,038	5,357
Total assets	$465,673	$471,251
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$24,172	$27,815
Customer deposits	23,782	21,036
Accrued liabilities	30,541	42,060
Current portion of lease obligations	3,239	3,051
Total current liabilities	81,734	93,962

Lease obligations, less current portion	53,038	50,074
Other liabilities	25,864	25,476
Total liabilities	160,636	169,512

Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2016 – 28,491; 2015 – 28,486	28,491	28,486
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2016 - 2,549; 2015 – 2,554	2,549	2,554
Additional paid-in capital	84,229	83,179
Retained earnings	282,223	279,760
Accumulated other comprehensive loss	(1,919)	(1,938)
Less treasury stock at cost – Common Stock (2016 - 8,373; 2015 – 8,362) and Convertible Class A Common Stock (2016 and 2015 – 522)	(90,536)	(90,302)
Total stockholders' equity	305,037	301,739
Total liabilities and stockholders' equity	$465,673	$471,251

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended, March 31,
(In thousands, except per share data)	2016	2015

Net sales	$194,511	$191,331
Cost of goods sold	90,092	88,684
Gross profit	104,419	102,647
Credit service charges	65	72
Gross profit and other revenue	104,484	102,719

Expenses:
Selling, general and administrative	96,353	92,303
Provision for doubtful accounts	104	23
Other income, net	(182)	(27)
Total expenses	96,275	92,299

Income before interest and income taxes	8,209	10,420
Interest expense, net	622	492

Income before income taxes	7,587	9,928
Income tax expense	2,918	3,809
Net income	$4,669	$6,119

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $11 and $31	$19	$50

Comprehensive income	$4,688	$6,169

Basic earnings per share:
Common Stock	$0.21	$0.27
Class A Common Stock	$0.20	$0.26

Diluted earnings per share:
Common Stock	$0.21	$0.27
Class A Common Stock	$0.20	$0.25

Cash dividends per share:
Common Stock	$0.100	$0.080
Class A Common Stock	$0.095	$0.075

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$4,669	$6,119
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,792	6,098
Share-based compensation expense	1,050	1,113
Provision for doubtful accounts	104	23
Other	(24)	(6)
Changes in operating assets and liabilities:
Accounts receivable	1,096	766
Inventories	(1,304)	(209)
Customer deposits	2,746	5,896
Other assets and liabilities	(3,512)	(451)
Accounts payable and accrued liabilities	(16,380)	(5,785)
Net cash (used in) provided by operating activities	(4,763)	13,564
Cash Flows from Investing Activities:
Capital expenditures	(8,979)	(6,711)
Maturities of certificates of deposit	—	1,000
Other	4	23
Net cash used in investing activities	(8,975)	(5,688)

Cash Flows from Financing Activities:
Payments on lease obligations	(748)	(593)
Dividends paid	(2,205)	(1,802)
Common stock purchased	(235)	—
Construction allowance receipts	—	3,286
Other	—	(102)
Net cash (used in) provided by financing activities	(3,188)	789
(Decrease) increase in cash and cash equivalents during the period	(16,926)	8,665
Cash and cash equivalents at beginning of period	70,659	65,481
Cash and cash equivalents at end of period	$53,733	$74,146

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Business and Reporting Policies

Haverty Furniture Companies, Inc. ("Havertys," "the Company," "we," "our," or "us") is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate within a single reportable segment.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included.

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from those estimates.

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  We believe that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

For further information, refer to the consolidated financial statements and footnotes thereto included in Havertys' Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE B – Information about Products and Services

The following table presents the net sales of each major product category and service for each of the periods noted:

	Three Months Ended March 31,
(In thousands)	2016		2015
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Case Goods
Bedroom Furniture	$31,580	16.2%	$33,752	17.7%
Dining Room Furniture	21,331	11.0	20,510	10.7
Occasional	20,199	10.4	19,941	10.4
	73,110	37.6	74,203	38.8
Upholstery	78,873	40.5	76,409	39.9
Mattresses	19,361	10.0	20,668	10.8
Accessories, outdoor furniture and other (1)	23,167	11.9	20,051	10.5
	$194,511	100.0%	$191,331	100.0%
(1)      Includes delivery charges and product protection.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C - Recently Issued and Adopted Accounting Pronouncements

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

Share-based payments.  In March 2016, the FASB issued ASU 2016-09 regarding ASC Topic 718, "Compensation - Stock Compensation." This amendment changes how companies account for certain aspects of share-based payments to employees.  Entities will be required to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled.  The amendment will allow for the repurchase of a greater number of an employee's shares for tax withholding purposes without triggering liability accounting and for entities to make a policy election to account for forfeitures as they occur. The guidance is effective for the Company for interim and annual periods beginning January 1, 2017 and early adoption is permitted.  We plan to adopt ASU 2016-09 January 1, 2017 and apply the guidance on a prospective basis.  The impact on our consolidated financial position or results of operations will be primarily driven by the amount of any tax benefits or deficiencies which in prior years would have been recorded to additional paid-in capital and under this ASU will be charged to the income statement.

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

Revenue Recognition. As discussed in Note 1 of the Company's notes to the consolidated financial statements in its 2015 Annual Report on Form 10-K, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09) in May 2014. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating this ASU to determine our adoption method and the impact it will have on our consolidated financial position, results of operations and related disclosures.

NOTE D – Restricted Cash and Cash Equivalents

Our insurance carrier requires us to collateralize a portion of our workers' compensation obligations. These escrowed funds are shown as restricted cash and cash equivalents on our consolidated balance sheet and are investments in money market funds held by an agent.  The changes in the balance are shown in investing activities on our consolidated statements of cash flows.  The annual agreement with our carrier governing these funds expires on December 31, 2016.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE E - Investments

Investments consist of commercial paper and certificates of deposit.  The commercial paper totaled approximately $10.0 million at March 31, 2016 and December 31, 2015 with original maturities of more than three months but less than six months.  Certificates of deposit had original maturities of greater than three months.  The fair values of the investments approximate their carrying amounts.

NOTE F – Interim LIFO Calculations

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

NOTE G – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $4.0 million at March 31, 2016 and $3.3 million at December 31, 2015 and are included in other assets.  The related liabilities of the same amounts are included in other liabilities.

NOTE H – Credit Arrangement

In March 2016 we entered into the First Amendment to Amended and Restated Credit Agreement (the "Credit Agreement") with a bank.  The Credit Agreement amends our revolving credit facility to increase the aggregate commitments from $50.0 million to $60.0 million, extend the maturity date to March 31, 2021 from September 1, 2016, lower the commitment fees on unused amounts, reduce the applicable margin for interest rates on borrowings, modify the borrowing base calculation, and change the collateral reporting requirements.  We have not had any borrowings under the revolving credit facility since its origination in 2008.

The $60.0 million revolving credit facility is secured by inventory, accounts receivable, cash and certain other personal property.  Our Credit Agreement includes negative covenants that limit our ability to, among other things (a) incur, assume or permit to exist additional indebtedness or guarantees; (b) incur liens and engage in sale leaseback transactions or real estate sales in excess of $100.0 million; (c) pay dividends or redeem or repurchase capital stock; (d) engage in certain transactions with affiliates; and (e) alter the business that the Company conducts.

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $60.1 million at March 31, 2016 and there were no outstanding letters of credit.  Amounts available are based on the lesser of the borrowing base or the $60.0 million line amount and reduced by $6.0 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $54.0 million.  There were no borrowed amounts outstanding under the Credit Agreement at March 31, 2016.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

.

NOTE I – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rate for the three months ended March 31, 2016 and 2015 was 38.5% and 38.4%, respectively.  The primary difference in the effective rate and the statutory rate is due to state income taxes.

NOTE J – Stock Based Compensation Plan
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2015 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the three months ended March 31, 2016:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2015	344,490	$22.87	100,875	$18.14
Granted	205,640	18.80	—	—
Restrictions lapsed or exercised	—	—	—	—
Forfeited	(4,450)	19.29	—	—
Outstanding at March 31, 2016	545,680	21.36	100,875	$18.14
Exercisable at March 31, 2016	—	—	48,875	$18.14
Restricted awards expected to vest	530,140	21.39	—	—

Grants of equity awards are made to certain officers and key employees under stockholder approved long-term incentive plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2016, the Company granted 58,138 awards for which the shares ultimately issued will be based upon the achievement of various performance measures. The restricted units earned under most of these awards vest after three years. The remaining grants have time-based vesting of one or four years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the three months ended March 31, 2016 and March 31, 2015, was approximately $1.0 million and $1.1 million, respectively. The aggregate intrinsic value of outstanding restricted common stock grants was $11.5 million at March 31, 2016. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at March 31, 2016 was approximately $0.1 million and $0.3 million, respectively.

As of March 31, 2016, the remaining unamortized compensation cost related to unvested equity awards was approximately $7.1 million and is expected to be recognized over a weighted-average period of 2.5 years.

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

	Three Months Ended March 31,
	2016	2015
Numerator:
Common:
Distributed earnings	$2,012	$1,646
Undistributed earnings	2,248	3,938
Basic	4,260	5,584
Class A Common earnings	409	535
Diluted	$4,669	$6,119

Class A Common:
Distributed earnings	$193	$156
Undistributed earnings	216	379
	$409	$535
Denominator:
Common:
Weighted average shares outstanding - basic	20,121	20,569
Assumed conversion of Class A Common Stock	2,031	2,081
Dilutive options, awards and common stock equivalents	344	327

Total weighted-average diluted Common Stock	22,496	22,977

Class A Common:
Weighted average shares outstanding	2,031	2,081

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2016					2015
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$194.5	1.7%	$3.2	0.9%	$1.6	$191.3	5.3%	$9.6	3.8%	$6.6

Our sales increase in the first quarter was at the same pace as the fourth quarter of 2015.

Our average written ticket was up 1.1% and custom order upholstery written business grew 4.0% for the first quarter compared to the 2015 period.

Gross Profit

Gross profit for the first quarter of 2016 was 53.7%, flat compared to the prior year period and slightly better than our estimates. Our margins were negatively impacted by discontinued and mismatched products which will have continued impact during the remainder of the year.

Our expectation for annual gross profit margins for 2016 remains unchanged at approximately 53.5%.

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

Our SG&A costs as a percent of sales was 49.5% for the three months ended March 31, 2016 and 48.2% for the same period in 2015.  Total SG&A dollars for the first quarter of 2016 increased $4.1 million compared to the prior year period.  Our selling costs increased $0.8 million in 2016 over 2015 due mainly to greater sales commissions and salaries. Occupancy expense rose $0.8 million primarily due to increases in depreciation and other costs associated with three new stores. Advertising and marketing expenses were $1.2 million higher in the first quarter of 2016 as we altered the level and mix of our media spending.  Administrative costs rose $0.6 million primarily from inflation and higher health insurance expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $251.0 million for the full year 2016 versus the $240.9 million, for the same costs in 2015.  The increase is largely due to depreciation and occupancy costs for new and relocated stores, staffing increases and inflation.  The fixed and discretionary expenses were $61.1 million for the first quarter of 2016 versus $57.9 million in 2015, and the increases for the rest of the year will fluctuate with store expansion and marketing activity with the highest level in the fourth quarter.  The variable type costs within SG&A for the first quarter of 2016 were 18.1% compared to 18.0% in 2015, and are anticipated to be approximately 17.8% to 17.9% percent of sales for the full year.

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

We also have a revolving credit facility which we amended in March 2016.  Refer to Note H to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility.  The availability at March 31, 2016 was $54.0 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Our cash flows used in operating activities totaled $4.8 million in the first three months of 2016 compared to cash flows provided by operating activities of $13.6 million for the same period of 2015.  This decrease was primarily due to a larger increase in inventories and larger decreases in accounts payable and accrued liabilities in 2016 compared to 2015.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $9.0 million in the first three months of 2016 versus $5.7 million for the same period of 2015. This increase was due to increased capital expenditures in 2016 and the maturities of certificates of deposit in 2015.

Financing activities used cash of $3.2 million in the first three months of 2016 compared to providing cash of $0.8 million for the same period of 2015.  This difference was primarily the result of the receipt of $3.3 million in construction allowances in 2015 from landlords at stores where Havertys is considered the owner of the property during the construction period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Three Months Ended March 31, 2016

Our balance sheet as of March 31, 2016, as compared to our balance sheet as of December 31, 2015, changed as follows:

•	increase in prepaid expenses of $4.3 million due to payments for maintenance agreements for new computer hardware;
•	increase in property and equipment of $7.3 million primarily due to capital expenditures and additional leased properties recorded on our balance sheet;
•	increase in customer deposits of $2.7 million as undelivered sales increased as is generally the case during the first quarter;
•	decrease in accrued liabilities of $11.5 million due to typical payments made in the first quarter of year end accruals such as incentive pay and income tax estimated payments; and
•	increase in lease obligations of $3.2 million as one additional store lease was recorded on our balance sheet.

Store Plans and Capital Expenditures

The following table summarizes our planned store activity for 2016.

Location	Opening (Closing)	Category
Lubbock, Texas	Q-2-16	Temporary
College Station, Texas	Q-3-16	New Market
Charlottesville, Virginia	Q-3-16	New Market
To be announced, Florida	Q-3-16	Closure

These changes combined with our other activity should increase net selling space in 2016 by approximately 1.4%.  Total capital expenditures are estimated to be $33.0 million in 2016 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of March 31, 2016 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2015. We had no significant changes in those critical accounting estimates since our last annual report.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares or amount of dollars for purchases. On November 10, 2015, the board authorized management to purchase up to $10.0 million of common and Class A common stock after a remaining authorization made in August 2014 is complete.

The following table presents information with respect to our repurchase of Havertys' common stock during the first quarter of 2016:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
March 1 - March 31	11,497	$20.43	11,497	$11,058,894

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
*10.1
First Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies Inc. and Havertys Credit Services, Inc., as the Borrowers, and SunTrust Bank, as the Issuing Bank and Administrative Agent.

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016, and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii)  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 4, 2016	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)