Form 10-Q
period 2016-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2016-08-03
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended June 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of July 29, 2016, were:  Common Stock – 19,077,430; Class A Common Stock – 2,027,049.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,525	$70,659
Investments	1,250	12,725
Restricted cash and cash equivalents	8,017	8,005
Accounts receivable	4,572	5,948
Inventories	109,942	108,896
Prepaid expenses	15,912	6,137
Other current assets	5,601	6,341
Total current assets	193,819	218,711
Accounts receivable, long-term	511	655
Property and equipment (less accumulated depreciation and amortization (2016 - $294,584; 2015 - $282,807)	238,014	229,283
Deferred income taxes	18,423	17,245
Other assets	6,184	5,357
Total assets	$456,951	$471,251
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$25,375	$27,815
Customer deposits	27,809	21,036
Accrued liabilities	34,531	42,060
Current portion of lease obligations	3,341	3,051
Total current liabilities	91,056	93,962

Lease obligations, less current portion	52,179	50,074
Other liabilities	25,776	25,476
Total liabilities	169,011	169,512

Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2016 – 28,583; 2015 – 28,486	28,583	28,486
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2016 – 2,550; 2015 – 2,554	2,550	2,554
Additional paid-in capital	84,684	83,179
Retained earnings	285,435	279,760
Accumulated other comprehensive loss	(1,900)	(1,938)
Less treasury stock at cost – Common Stock (2016 – 9,506; 2015 – 8,362) and Convertible Class A Common Stock (2016 and 2015 – 522)	(111,412)	(90,302)
Total stockholders' equity	287,940	301,739
Total liabilities and stockholders' equity	$456,951	$471,251
See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$194,774	$187,732	$389,285	$379,063
Cost of goods sold	90,614	87,550	180,706	176,234
Gross profit	104,160	100,182	208,579	202,829
Credit service charges	54	69	119	142
Gross profit and other revenue	104,214	100,251	208,698	202,971

Expenses:
Selling, general and administrative	96,711	92,744	193,064	185,048
Provision for doubtful accounts	111	61	215	84
Other income, net	(1,911)	(921)	(2,093)	(947)
Total expenses	94,911	91,884	191,186	184,185

Income before interest and income taxes	9,303	8,367	17,512	18,786
Interest expense, net	541	528	1,163	1,019

Income before income taxes	8,762	7,839	16,349	17,767
Income tax expense	3,388	3,006	6,306	6,815
Net income	$5,374	$4,833	$10,043	$10,952

Other comprehensive income
Adjustments related to retirement plan; net of tax expense of $11 and $22 in 2016 and $42 and $73 in 2015	$19	$66	$38	$116

Comprehensive income	$5,393	$4,899	$10,081	$11,068

Basic earnings per share:
Common Stock	$0.25	$0.21	$0.46	$0.49
Class A Common Stock	$0.24	$0.20	$0.44	$0.46

Diluted earnings per share:
Common Stock	$0.24	$0.21	$0.45	$0.48
Class A Common Stock	$0.23	$0.20	$0.43	$0.46

Cash dividends per share:
Common Stock	$0.100	$0.080	$0.200	$0.160
Class A Common Stock	$0.095	$0.075	$0.190	$0.150

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$10,043	$10,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,992	12,503
Share-based compensation expense	2,163	2,160
Gain on insurance recovery	(1,914)	—
Proceeds from insurance recovery for destroyed inventory	1,041	—
Provision for doubtful accounts	215	84
Other	(747)	621
Changes in operating assets and liabilities:
Accounts receivable	1,305	1,008
Inventories	(1,046)	(5,206)
Customer deposits	6,773	6,351
Other assets and liabilities	(10,927)	(3,022)
Accounts payable and accrued liabilities	(10,269)	(7,350)
Net cash provided by operating activities	10,629	18,101
Cash Flows from Investing Activities:
Capital expenditures	(18,523)	(14,521)
Maturities of investments	11,500	2,250
Proceeds from insurance recovery for destroyed property and equipment	2,297	—
Other	1	33
Net cash used in investing activities	(4,725)	(12,238)

Cash Flows from Financing Activities:
Construction allowance receipts	—	3,286
Payments on lease obligations	(1,505)	(1,226)
Taxes on vested restricted shares	(883)	(1,152)
Dividends paid	(4,368)	(3,609)
Common stock purchased	(21,282)	(1,942)
Net cash used in financing activities	(28,038)	(4,643)
(Decrease) increase in cash and cash equivalents during the period	(22,134)	1,220
Cash and cash equivalents at beginning of period	70,659	65,481
Cash and cash equivalents at end of period	$48,525	$66,701

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

NOTE B - Recently Issued and Adopted Accounting Pronouncements

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

Financial Instruments.  In June 2016, the FASB issued ASU 2016-13, regarding ASC Topic 326, "Measurement of Credit Losses of Financial Instruments", which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance will be effective for reporting periods beginning after December 15, 2019 with early adoption permitted.  We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

NOTE C – Restricted Cash and Cash Equivalents

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

NOTE D - Investments

Investments consist of certificates of deposit and commercial paper.  Certificates of deposit had original maturities of greater than three months. The commercial paper totaled approximately $10.0 million at December 31, 2015 with original maturities of more than three months but less than six months.    The fair values of the investments approximate their carrying amounts.

NOTE E – Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on actual inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of inventory levels and inflation rates. Since these estimates may be affected by factors beyond management's control, interim results are subject to change based upon the final year-end LIFO inventory valuations.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $4.2 million at June 30, 2016 and $3.3 million at December 31, 2015 and are included in other assets.  The related liabilities of the same amounts are included in other liabilities.

NOTE G – Credit Arrangement

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $57.7 million at June 30, 2016 and there were no outstanding letters of credit.  Amounts available are based on the lesser of the borrowing base or the $60.0 million line amount and reduced by $6.0 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $51.7 million.  There were no borrowed amounts outstanding under the Credit Agreement at June 30, 2016.

Note H - Other Income, net

Our store in Lubbock, Texas sustained significant damage on December 30, 2015 from a blizzard.  We reduced the value of the property and its contents at December 31,2015 to zero and recorded an insurance recovery receivable.  In the second quarter of 2016 we opened a temporary location and began reconstruction of a new store.  During the second quarter, we received $3.3 million in insurance proceeds for the inventory destroyed and the fair value of the building and recorded a gain on insurance recovery of $1.9 million. We expect to recover additional amounts for the replacement value of the building and business interruption which we will recognize when settled.

NOTE I – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rate for the six months ended June 30, 2016 and 2015 was 38.6% and 38.4%, respectively.  The primary difference in the effective rate and the statutory rate is due to state income taxes.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE J – Stock Based Compensation Plan
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2015 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the six months ended June 30, 2016:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2015	344,490	$22.87	100,875	$18.14
Granted	205,640	18.80	—	—
Restrictions lapsed or exercised	(140,864)	18.29	—	—
Forfeited	(4,450)	19.29	—	—
Outstanding at June 30, 2016	404,816	$21.65	100,875	$18.14
Exercisable at June 30, 2016	—	—	74,875	$18.14
Awards expected to vest	408,886	$21.62	100,875	$18.14

Grants of equity awards are made to certain officers and key employees under stockholder approved long-term incentive plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2016, the Company granted 58,138 awards for which the shares ultimately issued will be based upon the achievement of various performance measures. The restricted units earned under most of these awards vest after three years. The remaining grants have time-based vesting of one or four years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense was approximately $2.2 million for the six months ended June 30, 2016 and June 30, 2015. The aggregate intrinsic value of outstanding restricted common stock grants was $7.3 million at June 30, 2016. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at June 30, 2016 is zero.

As of June 30, 2016, the remaining unamortized compensation cost related to unvested equity awards was approximately $6.1 million and is expected to be recognized over a weighted-average period of 2.4 years.

NOTE K – Earnings Per Share
We report our earnings per share using the two-class method.  The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Common:
Distributed earnings	$1,970	$1,651	$3,982	$3,297
Undistributed earnings	2,924	2,761	5,172	6,698
Basic	4,894	4,412	9,154	9,995
Class A Common earnings	480	421	889	957
Diluted	$5,374	$4,833	$10,043	$10,952

Class A Common:
Distributed earnings	$193	$156	$386	$312
Undistributed earnings	287	265	503	645
	$480	$421	$889	$957
Denominator:
Common:
Weighted average shares outstanding - basic	19,645	20,600	19,883	20,585
Assumed conversion of Class A Common Stock	2,027	2,079	2,029	2,080
Dilutive options, awards and common stock equivalents	317	276	331	302

Total weighted-average diluted Common Stock	21,989	22,955	22,243	22,967

Class A Common:
Weighted average shares outstanding	2,027	2,079	2,029	2,080

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2016					2015
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$194.5	1.7%	$3.2	0.9%	$1.6	$191.3	5.3%	$9.6	3.8%	$6.6
Q2	194.8	3.8	7.1	3.8	6.9	187.7	7.2	12.6	4.8	8.2
First Half	$389.3	2.7%	$10.2	2.3%	$8.5	$379.1	6.2%	$22.2	4.3%	$14.8

Our average written ticket was up 2.2% and custom order upholstery written business grew 7.1% for the second quarter compared to the 2016 period.  We had increases in every product category led by accessories, mattresses and occassional.

Gross Profit

Gross profit for the second quarter of 2016 was 53.5%, up 10 basis points compared to the prior year period. Gross profit for the first half of 2016 was 53.6% compared to 53.5% for the same period of 2015.

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

Our SG&A costs as a percent of sales was 49.6% for the second quarter and 49.4% for the same period in 2015.  Total SG&A dollars for the second quarter of 2016 increased $4.0 million compared to the prior year period.  Our selling costs increased $1.2 million in 2016 over 2015 due mainly to sales commissions on the 3.8% higher sales. Occupancy expense rose $0.7 million primarily due to increases in depreciation and other costs associated with new stores and renovations. Advertising and marketing expenses were down $0.3 million in the second quarter of 2016 compared to the prior year period.  Administrative costs rose $2.1 million primarily from inflation and higher group medical expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our SG&A costs as a percent of sales for the first half of the year were 49.6% for 2016 versus 48.8% for 2015.  Total SG&A dollars increased $8.0 million for the six months ended June 30, 2016 compared to the prior year period.  Our selling costs increased $2.0 million in 2016 over 2015 due mainly to greater sales commissions, the training and additional staffing in our new stores, and higher bank card usage costs.  Occupancy expense rose $1.5 million primarily due to increases in depreciation for new, relocated, and renovated stores.  Our warehouse and delivery expense rose $0.9 million in the first half of 2016 compared to the prior year period due partly to higher personnel costs and warehouse materials.  Advertising and marketing costs were up $0.9 million due to the higher spending in the first quarter of 2016.  Administrative costs rose $2.7 million or 6.3% for the first six months of 2016 over the 2015 period due to higher group medical costs and salaries.

Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $252.0 million for the full year 2016 versus the $240.9 million, for the same costs in 2015.  The increase is largely due to depreciation and occupancy costs for new and relocated stores, staffing increases, higher group medial expense, and inflation.  The fixed and discretionary expenses were $122.5 million for the first half of 2016 versus $116.5 million in 2015, and the increases for the rest of the year will fluctuate with store expansion and marketing activity with the highest level in the fourth quarter.  The variable type costs within SG&A for the first half of 2016 were 18.1% of sales, the same as 2015, and for the full year of 2016 are anticipated to be the same as in 2015 at approximately 17.9%.

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

We also have a revolving credit facility which we amended in March 2016.  Refer to Note G to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility.  The availability at June 30, 2016 was $51.7 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Our cash flows provided by operating activities totaled $10.6 million in the first six months of 2016 compared to cash flows provided by operating activities of $18.1 million for the same period of 2015.  This decrease was primarily due to a larger increase in prepaid expenses and larger decrease in accrued liabilities in 2016 compared to 2015.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $4.7 million in the first six months of 2016 versus $12.2 million for the same period of 2015. This decrease was due to increased maturities of commercial paper investments partly offset by increased capital expenditures in 2016.

Financing activities used cash of $28.0 million in the first six months of 2016 compared to $4.6 million for the same period of 2015. This difference was primarily due to the acquisition of $21.3 million of the Company's common stock in 2016.  The difference was partly offset by the receipt of $3.3 million in construction allowances in 2015 from landlords at stores where Havertys is considered the owner of the property during the construction period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Six Months Ended June 30, 2016

Our balance sheet as of June 30, 2016, as compared to our balance sheet as of December 31, 2015, changed as follows:

•	increase in prepaid expenses of $9.8 million due to payments for estimated income taxes and maintenance agreements for new computer hardware;
•	increase in property and equipment of $8.7 million primarily due to capital expenditures and additional leased properties recorded on our balance sheet;
•	increase in customer deposits of $6.8 million as undelivered sales increased as is generally the case compared to year end;
•	decrease in accrued liabilities of $7.5 million due to typical payments made for year end accruals such as incentive pay and income tax liabilities; and
•	increase in lease obligations of $2.4 million as one additional store lease was recorded on our balance sheet.

Store Plans and Capital Expenditures

The following table summarizes our planned store activity for 2016.

Location	Opening (Closing)	Category
Lubbock, Texas	Q-2-16	Temporary
College Station, Texas	Q-3-16	New Market
Sunrise, Florida	(Q-3-16)	Closure
Charlottesville, Virginia	Q-4-16	New Market

These plans combined with other changes should increase net selling space in 2016 by approximately 1.4%.  We also completed a 110,000 square foot expansion of our Florida Distribution Center.  Total capital expenditures are estimated to be $32.0 million in 2016 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of June 30, 2016 we had no off-balance sheet arrangements or obligations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares or amount of dollars for purchases. On May 25, 2016, the board authorized management to purchase up to $10.0 million of common and Class A common stock after the remaining $0.2 million of a November 2015, $10.0 million authorization was complete.

The following table presents information with respect to our repurchase of Havertys' common stock during the second quarter of 2016:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – April 30	—	—	—	$11,058,894
May 1 – May 31	1,149,042	$18.32	1,149,042	$11,960
June 1 – June 30	—	—	—	$11,960

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016, and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2016 and 2015, (iii)  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 3, 2016	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)