Form 10-Q
period 2016-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2016-11-02
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended September 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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

The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of October 31, 2016, were:  Common Stock – 19,088,784; Class A Common Stock – 2,015,695.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$75,567	$70,659
Investments	750	12,725
Restricted cash and cash equivalents	8,025	8,005
Accounts receivable	4,478	5,948
Inventories	99,075	108,896
Prepaid expenses	9,019	6,137
Other current assets	5,659	6,341
Total current assets	202,573	218,711
Accounts receivable, long-term	509	655
Property and equipment (less accumulated depreciation and amortization 2016 - $302,042; 2015 - $282,807)	237,197	229,283
Deferred income taxes	20,241	17,245
Other assets	7,976	5,357
Total assets	$468,496	$471,251
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$24,085	$27,815
Customer deposits	30,454	21,036
Accrued liabilities	38,381	42,060
Current portion of lease obligations	3,389	3,051
Total current liabilities	96,309	93,962

Lease obligations, less current portion	52,915	50,074
Other liabilities	25,635	25,476
Total liabilities	174,859	169,512

Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None	—	—
Common Stock, Authorized – 50,000 shares; Issued: 2016 – 28,595; 2015 – 28,486	28,595	28,486
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2016 – 2,538; 2015 – 2,554	2,538	2,554
Additional paid-in capital	85,514	83,179
Retained earnings	290,284	279,760
Accumulated other comprehensive loss	(1,882)	(1,938)
Less treasury stock at cost – Common Stock (2016 – 9,506; 2015 – 8,362) and Convertible Class A Common Stock (2016 and 2015 – 522)	(111,412)	(90,302)
Total stockholders' equity	293,637	301,739
Total liabilities and stockholders' equity	$468,496	$471,251
See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$211,690	$209,921	$600,976	$588,984
Cost of goods sold	97,953	98,179	278,660	274,413
Gross profit	113,737	111,742	322,316	314,571
Credit service charges	54	71	173	213
Gross profit and other revenue	113,791	111,813	322,489	314,784

Expenses:
Selling, general and administrative	101,745	98,720	294,809	283,767
Provision for doubtful accounts	70	83	286	167
Other (income) expense, net	(705)	2	(2,799)	(945)
Total expenses	101,110	98,805	292,296	282,989

Income before interest and income taxes	12,681	13,008	30,193	31,795
Interest expense, net	556	594	1,719	1,614

Income before income taxes	12,125	12,414	28,474	30,181
Income tax expense	4,759	4,759	11,065	11,574
Net income	$7,366	$7,655	$17,409	$18,607

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $12 and $34 in 2016 and $36 and $109 in 2015	$18	$59	$56	$175

Comprehensive income	$7,384	$7,714	$17,465	$18,782

Basic earnings per share:
Common Stock	$0.35	$0.34	$0.81	$0.83
Class A Common Stock	$0.33	$0.32	$0.77	$0.78

Diluted earnings per share:
Common Stock	$0.34	$0.34	$0.79	$0.81
Class A Common Stock	$0.33	$0.32	$0.76	$0.78

Cash dividends per share:
Common Stock	$0.1200	$0.100	$0.3200	$0.260
Class A Common Stock	$0.1125	$0.095	$0.3025	$0.245

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$17,409	$18,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,472	18,967
Gain on insurance recovery	(2,460)	—
Proceeds from insurance recovery received for business interruption and destroyed inventory	2,327	—
Share-based compensation expense	2,992	3,142
Deferred income taxes	(3,030)	—
Provision for doubtful accounts	286	167
Other	450	618
Changes in operating assets and liabilities:
Accounts receivable	1,330	883
Inventories	9,821	1,974
Customer deposits	9,418	6,578
Other assets and liabilities	(5,176)	(1,078)
Accounts payable and accrued liabilities	(7,603)	(4,027)
Net cash provided by operating activities	47,236	45,831
Cash Flows from Investing Activities:
Capital expenditures	(25,292)	(22,523)
Maturities of investments	12,000	2,500
Proceeds from insurance for destroyed property and equipment	2,312	—
Other	(3)	35
Net cash used in investing activities	(10,983)	(19,988)

Cash Flows from Financing Activities:
Construction allowance receipts	—	4,773
Payments on lease obligations	(2,295)	(1,801)
Taxes on vested restricted shares	(883)	(1,152)
Dividends paid	(6,885)	(5,855)
Common stock purchased	(21,282)	(14,002)
Net cash used in financing activities	(31,345)	(18,037)

Increase in cash and cash equivalents during the period	4,908	7,806
Cash and cash equivalents at beginning of period	70,659	65,481
Cash and cash equivalents at end of period	$75,567	$73,287

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

Deferred Taxes.  In November 2015, the FASB issued ASU 2015-17 regarding ASC Topic 740, "Income Taxes: Balance Sheet Classification of Deferred Taxes."  This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement is to classify all deferred tax liabilities and assets as noncurrent.  We adopted ASU 2015-17 for the quarter ended December 31, 2015 and have applied the new guidance prospectively.

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

NOTE C – Restricted Cash and Cash Equivalents

Our insurance carrier requires us to collateralize a portion of our workers' compensation obligations. These escrowed funds are shown as restricted cash and cash equivalents on our consolidated balance sheets and are investments in money market funds held by an agent.  The changes in the balance are shown in investing activities on our consolidated statements of cash flows.  The annual agreement with our carrier governing these funds expires on December 31, 2016.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE F – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $4.3 million at September 30, 2016 and $3.3 million at December 31, 2015 and are included in other assets.  The related liabilities of the same amounts are included in other liabilities.

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $48.0 million at September 30, 2016 and there were no outstanding letters of credit.  Amounts available are based on the lesser of the borrowing base or the $60.0-million-line amount and reduced by $6.0 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $42.0 million.  There were no borrowed amounts outstanding under the Credit Agreement at September 30, 2016.

NOTE H - Other Income, net

Our store in Lubbock, Texas sustained significant damage on December 30, 2015 from a blizzard.  We reduced the value of the property and its contents at December 31,2015 to zero and recorded an insurance recovery receivable.  In the second quarter of 2016 we opened a temporary location and began reconstruction of a new store.  During the second quarter, we received $3.3 million in insurance proceeds for the inventory destroyed and the liquidated value of the building and recorded a gain on insurance recovery of $1.9 million. During the third quarter, we received an additional $1.3 million for extra expenses and business interruption claims and recorded $0.5 million in gains.  We expect to recover additional amounts for the full replacement value of the building and business interruption which we will recognize when settled.

NOTE I – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rate for the nine months ended September 30, 2016 and 2015 was 38.9% and 38.3%, respectively.  The primary difference in the effective rate and the statutory rate is due to state income taxes.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE J – Stock Based Compensation Plan
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2015 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the nine months ended September 30, 2016:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2015	344,490	$22.87	100,875	$18.14
Granted	205,640	18.80	—	—
Restrictions lapsed or exercised	(140,864)	18.29	—	—
Forfeited	(13,700)	20.69	—	—
Outstanding at September 30, 2016	395,566	$21.65	100,875	$18.14
Exercisable at September 30, 2016	—	—	74,875	$18.14
Awards expected to vest	382,584	$21.69	—	—

Grants of equity awards are made to certain officers and key employees under stockholder approved long-term incentive plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2016, the Company granted 58,138 awards for which the shares ultimately issued will be based upon the achievement of various performance measures. The restricted units earned under most of these awards vest after three years. The remaining grants have time-based vesting of one or four years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense was approximately $3.0 million and $3.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The aggregate intrinsic value of outstanding restricted common stock grants was $7.9 million at September 30, 2016. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at September 30, 2016 was $0.1 million and $0.2 million, respectively.
As of September 30, 2016, the remaining unamortized compensation cost related to unvested equity awards was approximately $5.0 million and is expected to be recognized over a weighted-average period of 2.3 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Common:
Distributed earnings	$2,290	$2,051	$6,273	$5,348
Undistributed earnings	4,405	4,935	9,581	11,633
Basic	6,695	6,986	15,854	16,981
Class A Common earnings	671	669	1,555	1,626
Diluted	$7,366	$7,655	$17,409	$18,607

Class A Common:
Distributed earnings	$227	$195	$612	$507
Undistributed earnings	444	474	943	1,119
	$671	$669	$1,555	$1,626
Denominator:
Common:
Weighted average shares outstanding - basic	19,083	20,448	19,615	20,538
Assumed conversion of Class A Common Stock	2,021	2,061	2,026	2,074
Dilutive options, awards and common stock equivalents	332	282	331	295

Total weighted-average diluted Common Stock	21,436	22,791	21,972	22,907

Class A Common:
Weighted average shares outstanding	2,021	2,061	2,026	2,074

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2016					2015
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$194.5	1.7%	$3.2	0.9%	$1.6	$191.3	5.3%	$9.6	3.8%	$6.6
Q2	194.8	3.8	7.1	3.8	6.9	187.7	7.2	12.6	4.8	8.2
Q3	211.7	0.8	1.8	1.2	2.5	209.9	5.7	11.4	3.0	5.9
9 months ended September 30	$601.0	2.0%	$12.0	1.9%	$11.0	$589.0	6.0%	$33.6	3.8%	$20.7

Our average written ticket was up 3.2% and custom order upholstery written business grew 3.0% for the third quarter compared to the 2015 period.  We had increases in most product categories led by accessories, occasional and dining.

For the nine months ended September 30, our average written ticket was up 2.2% and custom upholstery written business was up 5.0%

Gross Profit

Gross profit for the third quarter of 2016 was 53.7%, up 50 basis points compared to the prior year period. There was a $0.7 million decrease in the LIFO reserve during the third quarter of 2016 versus a $0.2 million increase in 2015, a change of $0.9 million or 41 basis points year-over-year.

Gross profit for the first nine months of 2016 was 53.6% compared to 53.4% for the same period of 2015.  The LIFO year-over-year change was $0.9 million or 15 basis points for the nine months ended September 30, 2016.

Our expectation for annual gross profit margins for 2016 is approximately 53.7%.

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

Our SG&A costs as a percent of sales was 48.1% for the third quarter and 47.0% for the same period in 2015.  Total SG&A dollars for the third quarter of 2016 increased $3.0 million compared to the prior year period.  Our selling costs increased $0.8 million in 2016 over 2015 due mainly to sales commissions on the 0.8% higher sales. Occupancy expense rose $0.4 million primarily due to increases in depreciation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and other costs associated with new stores and renovations. Our warehouse and delivery expense rose $1.2 million in 2016 over 2015. Advertising and marketing expenses were down $1.0 million in the third quarter of 2016 compared to the prior year period.  Administrative costs rose $1.7 million primarily from higher group medical expenses and inflation.

Our SG&A costs as a percent of sales for the first nine months of the year were 49.1% for 2016 versus 48.2% for 2015.  Total SG&A dollars increased $11.0 million for the nine months ended September 30, 2016 compared to the prior year period.  Our selling costs increased $2.8 million in 2016 over 2015 due mainly to greater sales commissions, additional staffing in our new stores, and higher bank card usage costs.  Occupancy expense rose $1.8 million primarily due to increases in depreciation for new, relocated, and renovated stores.  Our warehouse and delivery expense rose $2.1 million in the first nine months of 2016 compared to the prior year period due partly to higher personnel costs and warehouse materials.  Advertising and marketing costs were basically flat.  Administrative costs rose $4.4 million or 6.7% for the first nine months of 2016 over the 2015 period due to higher group medical costs and salaries.

Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $251.0 million for the full year 2016 versus the $240.9 million, for the same costs in 2015.  The increase is largely due to depreciation and occupancy costs for new and relocated stores, staffing increases, higher group medial expense, and inflation.  The fixed and discretionary expenses were $185.7 million for the first nine months of 2016 versus $178.3 million in 2015, and the increases for the rest of the year will fluctuate with store expansion and with marketing activity which is at its highest level in the fourth quarter.  The variable type costs within SG&A for the first nine months of 2016 were 18.2% of sales, compared to 17.9% for the same period in 2015, and for the full year of 2016 are anticipated to be 18.0% compared to the 17.9% rate in 2015.

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

We also have a revolving credit facility which we amended in March 2016.  Refer to Note G to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility.  The availability at September 30, 2016 was $42.0 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Our cash flows provided by operating activities totaled $47.2 million in the first nine months of 2016 compared to cash flows provided by operating activities of $45.8 million for the same period of 2015.  This increase was primarily due to larger decreases in inventories and customer deposits partly offset by larger decreases in accounts payable and accrued liabilities in 2016 compared to 2015.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $11.0 million in the first nine months of 2016 versus $20.0 million for the same period of 2015. This decrease was primarily due to increased maturities of commercial paper investments in 2016.

Financing activities used cash of $31.3 million in the first nine months of 2016 compared to $18.0 million for the same period of 2015. This difference was primarily due to the acquisition of $21.3 million of the Company's common stock in 2016 compared to $14.0 million in 2015.  This was partly offset by the receipt of $4.8 million in construction allowances in 2015 from landlords at stores where Havertys is considered the owner of the property during the construction period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Nine Months Ended September 30, 2016

Our balance sheet as of September 30, 2016, as compared to our balance sheet as of December 31, 2015, changed as follows:

•	decrease in inventories of $9.8 million due to lower vendor purchase orders in the second quarter;
•	increase in prepaid expenses of $2.9 million due to payments for estimated income taxes and maintenance agreements for new computer hardware;
•	increase in property and equipment of $7.9 million primarily due to capital expenditures and additional leased properties recorded on our balance sheet;
•	decrease in accounts payable of $3.7 million as level of outstanding purchases is typically high at the end of the year;
•	increase in customer deposits of $9.4 million as undelivered sales increased as is generally the case compared to year end;
•	decrease in accrued liabilities of $3.7 million due to typical payments made for year end accruals such as incentive pay and income tax liabilities; and
•	increase in lease obligations of $3.2 million as one additional store lease was recorded on our balance sheet.

Store Plans and Capital Expenditures

The following table summarizes our planned store activity for 2016.

Location	Opening (Closing)	Category
College Station, Texas	Q-3-16	New Market
Sunrise, Florida	(Q-3-16)	Closure
Charlottesville, Virginia	Q-4-16	New Market

These plans combined with other changes should increase standard net selling space in 2016 by approximately 1.4%.  We also completed a 110,000 square foot expansion of our Florida Distribution Center.  Our current plans for 2017 include opening two new stores, two store relocations, and starting on the expansion of our Western Distribution Center. Total capital expenditures are estimated to be $32.0 million in 2016 and $24.0 million in 2017 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of September 30, 2016 we had no off-balance sheet arrangements or obligations.

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

Forward-Looking Information
Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies and similar matters, and those that include the words "believes," "anticipates," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  For those statements, Havertys claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties.  The following important factors could cause future results to differ: changes in the economic environment; changes in the housing market; changes in industry conditions; competition; changes in consumer preferences and spending patterns; merchandise costs; energy costs; timing and level of capital expenditures; introduction of new products; rationalization of operations; and other risks identified in Havertys' SEC reports and public announcements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased. On August 9, 2016, the board authorized management to purchase up to $10.0 million of common and Class A common stock after the balance of an immaterial amount from a previous authorization is utilized.

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016, and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2016 and 2015, (iii)  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 2, 2016	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)