Form 10-K
period 2016-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2017-03-03
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $359,459,805 (based on the closing sale prices of the registrant's two classes of common stock as reported by the New York Stock Exchange).

There were 19,304,024 shares of common stock and 1,815,649 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 28, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2017 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the year ended December 31, 2016

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

Havertys has grown to 124 stores in 16 states in the Southern and Midwest regions. All of our retail locations are operated using the Havertys name and we do not franchise our stores. Our customers are generally college educated women in middle to upper-middle income households. Our brand recognition is very high in the markets we serve and consumer surveys indicate Havertys is associated with a high level of quality, fashion, value and service.

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

We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer.  We carry nationally well-known mattress product lines such as Sealy®, Tempur-Pedic®, Serta®, Stearns & Foster®, and Beautyrest Black®.

Our customers use varying methods to purchase or finance their sales.  As an added convenience to our customers, we offer financing by a third-party finance company or through an internal revolving charge credit plan.  Sales financed by the third-party provider are not Havertys' receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for 2016 were no interest offers requiring monthly payments over periods of 18 to 36 months. The fees we pay to the third-party are included in SG&A as a selling expense.  We also maintain a small in-house financing program for our customers with the offer most frequently chosen carrying no interest for 12 months and requiring equal monthly payments. This program generates very minor credit revenue and is for credit worthy customers who prefer financing with the retailer directly or who are not able to quickly establish sufficient credit with other providers on comparable terms.

The following summarizes the different purchasing methods used as a percent of amount due from customers including sales tax:

	Year Ended December 31,
	2016	2015	2014
Cash or check	8.5%	9.7%	10.1%
Credit or debit cards	58.0	56.3	56.1
Third-party financed	32.5	32.6	32.1
Havertys financed	1.0	1.4	1.7
	100.0%	100.0%	100.0%

Stores

As of December 31, 2016, we operated 124 stores serving 83 cities in 16 states with approximately 4.5 million retail square feet.  Our stores range in size from 19,000 to 66,000 selling square feet with the average being approximately 35,000 square feet.  We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings.  The store's curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise.  Interior details are also important for a pleasant and inviting shopping experience.  We are very intentional in having open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.

Virtually all of our stores have undergone a major refresh or are newly opened.  As part of the store improvements, selling space for clearance items was removed or reduced.  A dedicated clearance store was opened late in December 2016 near our largest distribution center.

We currently have no plans to expand outside our distribution footprint and there are a limited number of markets that we do not currently serve that are expansion candidates.   We are evaluating certain existing stores for relocation or closure.  We expect a net increase of approximately 0.3% in our retail square footage in 2017.

Internet

We know that most consumers use the internet to pre-shop and we strive for havertys.com to be an extension of our stores and brand.  Our website features a variety of helpful tools including suggested accessories, upholstery customizations and 3D room planners.  We also provide information on which showroom has an item and delivery availability. A large number of product reviews written by our customers is also provided which some consumers find important in the decision making process.  Our site allows consumers to develop "wish lists," place orders online, and set delivery of their purchases.  We limit online sales of our furniture to within our delivery network, and accessories to the continental United States.  Sales placed through our website increased 38.7% in 2016 compared to 2015 and currently are approximately at the level of a single large store.

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

Suppliers

We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 57% of our product purchases during 2016. Most of our wood products, or "case goods," are imported from Asia.  Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.

We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers.  We have developed a growing direct import program which works with industry designers and manufacturers in some of the best factories throughout Asia.  We have dedicated quality control specialists on-site during production to ensure the items meet our specifications.  Approximately 34% of our case goods sales in 2016 were generated by our direct imports.

Supply Chain and Distribution

The longer lead times required for deliveries from overseas factories and the production of merchandise exclusively for Havertys makes it imperative for us to have both warehousing capabilities and end-to-end supply chain visibility.  Our merchandising team provides input to the automated procurement process in an effort to maintain overall inventory levels within an appropriate range and reduce the amount of written sales awaiting product delivery.  We use real-time information to closely follow our import orders from the manufacturing plant through each stage of transit and using this data can more accurately set customer delivery dates prior to receipt of product.

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

OHDC
VHDC
THDC
EDC
WDC
GCHDC
FDC
Regional Distribution Center
Home Delivery Center
Local Market Cross Dock
Store Location
2017 Store Openings

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. The degree and sources of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains. Retail stores opened by furniture manufacturers in an effort to control and protect the distribution prospects of their branded merchandise compete with us in certain markets.  Mass merchants, certain department stores, and some electronics and appliance retailers also have limited furniture product offerings. The growth in the e-commerce channel has not been as great to date for furniture as in other retail sectors.

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of promotional price-oriented furniture stores. Our online presence provides most elements of a seamless omni-channel approach that many of our competitors do not have or cannot replicate.  We consider the expansion of our custom order capabilities, free in-home design service, the tailoring of merchandise on a local market basis, and the ability to make prompt delivery of orders through maintenance of inventory, significant competitive advantages.

Employees

As of December 31, 2016, we had 3,656 employees: 2,247 in individual retail store operations, 194 in our corporate and credit operations, 69 in our customer-service call centers, and 1,146 in our warehouse and delivery points.  None of our employees is a party to any union contract.

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

We routinely encounter and address risks, some of which may cause our future results to be different – sometimes materially different – than we presently anticipate. The following factors, as well as others described elsewhere in this report or in our other filings with the SEC, that could materially affect our business, financial condition or operating results should be carefully considered.  Below, we describe certain important operational and strategic risks and uncertainties, but they are not the only risks we face. Our reactions to material future developments, as well as our competitors' reactions to those developments, may also impact our business operations or financial results.  If any of the following risks actually occur, our business, financial condition or operating results may be adversely affected.

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
The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including regional or independent specialty stores, dedicated franchises of furniture manufacturers and national department stores. National mass merchants and electronics and appliance retailers also have limited product offerings. We also compete with retailers that market products through store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, and extension of credit to customers on terms more favorable than we offer.

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

We import a substantial portion of our merchandise from foreign sources. This exposes us to certain risks that include political and economic conditions. Recently, political discourse in the United States has increasingly focused on ways to discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions.  Proposals to address this concern include the possibility of imposing tariffs, border adjustments or other penalties on goods manufactured outside the United States to attempt to discourage these practices.  It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements.  Any of these actions, if ultimately enacted, could negatively impact our ability to source products from foreign jurisdictions and could adversely affect results of operations or profitability.
Based on product costs, approximately 69% of our total furniture purchases (which exclude mattresses) in 2016 were for goods not produced domestically.  All of our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. A border adjustment could limit deductibility of imported products for income tax purposes which could result in increased effective tax rates.  Such changes, if they occur, could have one or more of the following impacts:

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
The primary materials our vendors use to produce and manufacture our products are various woods and wood products, resin, steel, leather, cotton, and certain oil based products. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic and political climate, and other unforeseen circumstances. Significant increases in these and other costs in the future could materially affect our vendors' costs and our profits as discussed above.

We are dependent upon the ability of our third-party producers, many of whom are located in foreign countries, to meet our requirements; any failures by these producers to meet our requirements, or the unavailability of suitable producers at reasonable prices or limitations on our ability to source from certain third-party producers may negatively impact our ability to deliver quality products to our customers on a timely basis or result in higher costs or reduced net sales.
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

Our revenue could be adversely affected by risks in our supply chain.
Optimal product flow is dependent on demand planning and forecasting, production to plan by suppliers, and timely transportation.  We often make commitments to purchase products from our vendors in advance of proposed production dates. Significant deviation from the projected demand for products that we sell may have an adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.
Disruptions to our supply chain could result in late arrivals of product. This could negatively affect sales due to increased levels of out-of-stock merchandise and loss of confidence by customers in our ability to deliver goods as promised.

The rise of oil and gasoline prices could affect our profitability.
A significant increase in oil and gasoline prices could adversely affect our profitability.  We deliver substantially all of our customers' purchases to their homes.  Our distribution system, which utilizes three DCs and multiple home delivery centers is very transportation dependent to reach the 21 states we deliver to from our stores across 16 Southern and Midwestern states.

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
Our ability to operate our business from day to day, in particular our ability to manage our point-of-sale, distribution system and credit operations, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to communicate customer information, provide real-time inventory information, manage our credit portfolio and to handle all facets of our distribution system from receipt of goods in the DCs to delivery to our customers' homes.

The failure of these systems to operate effectively, problems with integrating various data sources, challenges in transitioning to upgraded or replacement systems, difficulty in integrating new systems, or a breach in security of these systems could adversely impact the operations of our business.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers' or employees' personal information, or a disruption of our business, which could give rise to unwanted media attention, materially damage our customer relationships and reputation, and result in lost sales, fines or lawsuits.

Moreover, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data. Any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a negative impact on revenues and profits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
Stores
Our retail store space at December 31, 2016 totaled approximately 4.5 million square feet for 124 stores.  The following table sets forth the number of stores we operated at December 31, 2016 by state:

State	Number of Stores	State	Number of Stores
Florida	29	Louisiana	4
Texas	24	Maryland	4
Georgia	18	Arkansas	3
North Carolina	8	Kentucky	2
Virginia	8	Ohio	2
Alabama	7	Indiana	1
South Carolina	7	Kansas	1
Tennessee	5	Missouri	1

The 43 retail locations which we owned at December 31, 2016 had a net book value for land and buildings of $83.6 million.  Additionally, we had 18 leased locations open whose properties have a net book value of $60.2 million which, due to financial accounting rules, are included on our balance sheets.  The remaining 63 locations are leased by us with various termination dates through 2032 plus renewal options.

Distribution Facilities
We lease or own regional distribution facilities in the following locations:
Location	Owned or Leased	Approximate Square Footage
Braselton, Georgia	Leased	808,000
Coppell, Texas	Owned	238,000
Lakeland, Florida	Owned	335,000
Colonial Heights, Virginia	Owned	129,000
Fairfield, Ohio	Leased	50,000
Theodore, Alabama	Leased	42,000
Memphis, Tennessee	Leased	30,000

We also use two cross-dock facilities which are attached to retail locations.

Corporate Facilities
Our executive and administrative offices are located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia. We lease approximately 48,000 square feet of office space on two floors of a suburban mid-rise office building. We also lease 3,100 square feet of office space in Chattanooga, Tennessee for our credit operations.

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

Name, age and office (at December 31, 2016) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Clarence H. Smith	66	Chairman of the Board President and Chief Executive Officer Director	2012 2002 1989	President and Chief Executive Officer
Steven G. Burdette	55	Executive Vice President, Stores	2008	Has held this position for the last five years
J. Edward Clary	56	Executive Vice President, and Chief Information Officer	2015	Senior Vice President, Distribution and Chief Information Officer 2008-2015
Kathleen Daly-Jennings	54	Senior Vice President, Marketing	2014	Head of Industry, Retail Vertical with Google, 2007 - 2014
Allan J. DeNiro	63	Senior Vice President, Chief People Officer	2010	Has held this position for the last five years
Dennis L. Fink	65	Executive Vice President, Chief Financial Officer	2006	Has held this position for the last five years
Richard D. Gallagher	55	Executive Vice President, Merchandising	2014	Senior Vice President, Merchandising, 2009- 2014
John L. Gill	53	Vice President, Operations and Eastern Regional Manager	2016	Western Regional Manager 2005 - 2015
		Vice President, Operations	2015
Rawson Haverty, Jr.	60	Senior Vice President, Real Estate and Development Director	1988 1992	Has held this position for the last five years
Jenny Hill Parker	58	Senior Vice President, Finance, Secretary and Treasurer	2010	Has held this position for the last five years
Janet E. Taylor	55	Senior Vice President, General Counsel	2010	Has held this position for the last five years

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

Our two classes of common stock trade on The New York Stock Exchange ("NYSE"). The trading symbol for the common stock is HVT and for Class A common stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

	2016
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$21.76	$17.42	$0.10	$21.73	$17.52	$0.0950
June 30	21.48	16.65	0.10	20.92	16.90	0.0950
September 30	22.33	17.61	0.12	21.72	18.33	0.1125
December 31	24.50	16.58	1.12	24.40	17.04	1.0625

	2015
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$26.00	$21.70	$0.08	$25.87	$21.95	$0.075
June 30	24.78	20.53	0.08	23.21	20.48	0.075
September 30	24.48	21.30	0.10	23.86	21.62	0.095
December 31	24.54	21.00	0.10	24.10	21.09	0.095

Stockholders
Based on the number of individual participants represented by security position listings, there are approximately 2,965 holders of our common stock and 175 holders of our Class A common stock as of February 28, 2017.

Dividends
The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered.  We have paid a cash dividend in each year since 1935.  A special dividend of $1.00 for common stock and $0.95 for Class A common stock was paid in the fourth quarter of 2016.

Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth under the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2017, to be filed with the Securities and Exchange Commission (the "Company's 2017 Proxy Statement) and is incorporated herein by reference.

Stock Repurchase Program
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock.  On August 9, 2016, the board authorized the Company to purchase up to $10.0 million of its common and Class A common stock after the balance of an immaterial amount from a previous authorization is utilized.  In addition to utilizing cash flow for profitable growth and the payment of dividends, opportunistic repurchases during periods of favorable market conditions is another way to enhance stockholder value.

Stock Performance Graph

The following graph compares the performance of Havertys' common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2011 and ended December 31, 2016.  The graph assumes an initial investment of $100 on January 1, 2011 and reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2016
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2011
2012
2013
2014
2015
2016
Haverty Furniture Companies Inc.
Haverty Furniture Companies Inc. A
S&P Smallcap 600 Index
SIC Codes 5700-5799

	2011	2012	2013	2014	2015	2016

HVT	$100.00	$159.12	$308.34	$229.07	$226.71	$268.08
HVT-A	$100.00	$158.73	$306.76	$224.59	$223.60	$259.56
S&P Smallcap 600 Index	$100.00	$116.33	$164.38	$173.84	$170.41	$215.67
SIC Codes 5700-5799	$100.00	$88.64	$154.82	$141.84	$111.12	$111.50

 ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data and non-GAAP financial measures should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and the "Consolidated Financial Statements and Notes thereto" included in Item 8 below.
	Year ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Results of Operations
Net sales	$821,571	$804,870	$768,409	$746,090	$670,073
Net sales change over prior year	2.1%	4.7%	3.0%	11.3%	7.9%
Comp-store sales change over prior year	2.1%	2.5%	3.6%	11.0%	6.8%
Gross profit	443,337	430,776	412,366	401,496	352,035
Percent of net sales	54.0%	53.5%	53.7%	53.8%	52.5%
Selling, general and administrative expenses	399,236	384,801	364,654	348,599	328,826
Percent of net sales	48.6%	47.8%	47.5%	46.7%	49.1%
Income before income taxes(1)	45,821	45,275	25,257	52,487	23,516
Net income (1)(2)	28,356	27,789	8,589	32,265	14,911
Share Data
Diluted earnings per share
Common Stock	$1.30	$1.22	$0.37	$1.41	$0.67
Class A Common Stock	1.27	1.17	0.33	1.35	0.59
Adjusted diluted earnings per share:(3)
Common Stock	$1.30	$1.22	$0.37	$1.41	$0.67
Pension settlement expense (1)	—	—	0.90	—	—
Out-of-period adjustment(4)	—	—	—	(0.02)	0.02
Adjusted diluted earnings per common share(3)	$1.30	$1.22	$1.28	$1.39	$0.69
Cash dividends – amount per share:
Common Stock(5)	$1.4400	$0.3600	$1.3200	$0.2400	$1.1200
Class A Common Stock(5)	$1.3650	$0.3400	$1.2500	$0.2250	$1.0625
Shares outstanding (in thousands):
Common Stock	19,287	20,124	20,568	20,122	19,471
Class A Common Stock	1,818	2,032	2,081	2,393	2,775
Total shares	21,104	22,156	22,649	22,515	22,246
Financial Position
Inventories	$102,020	$108,896	$107,139	$91,483	$96,902
Capital expenditures	$29,838	$27,143	$30,882	$20,202	$25,014
Depreciation/amortization expense	29,045	25,756	22,613	21,450	19,415
Total assets	$454,505	$471,251	$460,987	$417,855	$402,096
Total debt(6)	55,474	53,125	49,065	17,155	19,354
Stockholders' equity	281,871	301,739	292,083	298,264	259,428
Debt to total capital	16.4%	15.0%	14.4%	5.4%	6.9%
Net cash provided by operating activities	60,054	52,232	55,454	55,889	52,168
Other Supplemental Data:
Employees	3,656	3,596	3,388	3,266	3,250
Retail sq. ft. (in thousands) at year end	4,494	4,380	4,283	4,259	4,353
Annual retail net sales per weighted average sq. ft.	$188	$185	$183	$176	$158
Average sale per written ticket	$2,048	$2,002	$1,912	$1,860	$1,725
Due to rounding amounts may not add to totals.
(1)  Includes for 2014 the impact of the settlement of the pension plan of a $21.6 million increase in expense and a tax benefit of $0.9 million, for a total impact of $20.7 million after tax or $0.90 per share.
(2)  We reduced the valuation allowance and recorded a benefit to income taxes of $1.2 million in 2012 and $1.4 million in 2013.
(3)  Adjusted diluted earnings per share is a non-GAAP financial measure.
(4)  We recorded an out-of-period adjustment in 2013 related to certain vendors' pricing allowances.  The non-cash adjustment increased gross profit by $0.8 million or $0.02 per diluted share.
(5)  Includes special dividends of $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2012, in the third quarter of 2014, and in the fourth quarter of 2016.
(6)  Debt is comprised completely of lease obligations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Industry
The retail residential furniture industry's results are influenced by the overall strength of the economy, new and existing housing sales, consumer confidence, spending on large ticket items, interest rates, and availability of credit.  These factors remain tempered by rising consumer debt, home inventory constraints, and tight access to home mortgage credit, all of which provide impediments to industry growth.

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

2016 Highlights
Sales for 2016 grew 2.1% or $16.7 million over 2015.  Gross profit as a percent of net sales increased 50 basis points, and SG&A increased 80 basis points. Our pre-tax income was $45.8 million, an increase of 1.2% or $0.5 million.   Our fourth quarter results were pre-tax income of $17.3 million up 14.9% from $15.1 million in the prior year period. We made $29.8 million in important capital expenditure investments in our business, $21.3 million in purchases of treasury stock, and paid $30.4 million in dividends.

Management Objectives
Management is focused on capturing more market share and increasing sales per square foot of showroom space.  This organic growth will be driven by concentrating our efforts on our customers with improved interactions highlighted by new products, services, enhanced stores and better technology. The Company's strategies for profitability include targeted marketing initiatives, productivity and process improvements, and efficiency and cost-saving measures.  Our focus is to serve our customers better and distinguish ourselves in the marketplace.

Key Performance Indicators
We evaluate our performance based on several key metrics which include net sales, comparable store sales, sales per square foot, gross profit, operating costs as a percentage of sales, cash flow, total debt to total capital, and earnings per share.  The goal of utilizing these measurements is to provide tools in economic decision-making such as store growth, capital allocation and product pricing.  We also employ metrics that are customer focused (customer satisfaction score, on-time-delivery and quality), and internal effectiveness and efficiency metrics (sales per employee, average sale per ticket, closing ratios per customer store visit, inventory out-of-stock, exceptions per deliveries, and lost time incident rate).  These measurements aid us in determining areas of our operations that are in need of additional attention but are not evaluated in isolation from others, so as not to conflict with our company goals.

Operating Results

The following table provides selected data for the periods indicated and reconciles the non-GAAP financial measures to their comparable GAAP measures.  See the additional discussion contained in this Item 7 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Statement of Operations Data:
Net sales	$821,571	$804,870	$768,409
Gross profit	443,337	430,776	412,366
Selling, general and administrative expenses	399,236	384,801	364,654
Pension settlement expense	—	—	21,623
Income before interest and income taxes	48,054	47,564	26,308
Income before income taxes	45,821	45,275	25,257
Net income	$28,356	$27,789	$8,589

Other Financial Data:
EBIT	$48,054	$47,564	$26,308
Pension settlement expenses	—	—	21,623
Adjusted EBIT	$48,054	$47,564	$47,931
Adjusted EBIT as a percent of net sales	5.8%	5.9%	6.2%

Adjusted EBIT	$48,054	$47,564	$47,931
Interest expense, net	2,233	2,289	1,051
Adjusted income before income taxes	$45,821	$45,275	$46,880

Net income	$28,356	$27,789	8,589
Pension settlement expense, net of tax	—	—	20,725
Adjusted net income	$28,356	$27,789	$29,314

Earnings per diluted share	$1.30	$1.22	$0.37
Non-cash pension settlement expense	—	—	0.90
Adjusted earnings per diluted share	$1.30	$1.22	$1.28

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

Total sales increased $16.7 million or 2.1% in 2016 and $36.5 million or 4.7% in 2015.  Comparable store sales increased 2.1% or $16.2 million in 2016 and 2.5% or $18.9 million in 2015.  The remaining $0.5 million in 2016 and $17.6 million in 2015 of the changes were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)
	December 31,
	2016			2015			2014
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$194.5	1.7%	0.9%	$191.3	5.3%	3.8%	$181.7	(2.3)%	(0.9)%
Q2	194.8	3.8	3.8	187.7	7.2	4.8	175.1	2.4	3.2
Q3	211.7	0.8	1.2	209.9	5.7	3.0	198.5	3.0	3.5
Q4	220.6	2.2	2.5	215.9	1.4	(0.9)	213.0	8.6	8.3
Year	$821.6	2.1	2.1	$804.9	4.7	2.5%	$768.4	3.0%	3.6%

Sales in 2016 began slowly as first quarter consumer spending remained at its sluggish end of 2015 pace.  Throughout 2016 our business became more concentrated around holidays and we adjusted our advertising cadence accordingly.  Our average ticket increased 2.3% and our in-home designers were part of 19.7% of our sales.

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

2017 Outlook
We believe as the general economy improves and consumer spending and the housing market strengthens, our business will benefit.  We have upgraded stores, offer appealing merchandise and expanded special order and service offerings which will be important drivers for our 2017 sales results.  We expect our retail square footage will remain relatively flat in 2017.

Gross Profit

Our cost of goods sold consists primarily of the purchase price of the merchandise together with inbound freight, handling within our distribution centers and transportation costs to the local markets we serve.  Our gross profit is primarily dependent upon vendor pricing, the mix of products sold and promotional pricing activity.  Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as is a portion of our warehousing expenses.  Accordingly, our gross profit may not be comparable to those entities that include some of these expenses in cost of goods sold.

Year-to-Year Comparisons
Gross profit as a percentage of net sales was 54.0% in 2016 compared to 53.5% in 2015.  We use the LIFO inventory valuation method and the impact of changes in the LIFO reserve generated a $1.9 million or 23 basis points positive impact in 2016 over 2015.  Our execution on product mix and pricing yielded the rest of the total improvement.  Our Havertys branded merchandise provides a strong value and fashion statement to consumers.  The increasing sales generated by our in‑home designers have boosted higher margin mix opportunities through custom upholstery and accessories sales.

Gross profit as a percentage of net sales was 53.5% in 2015 compared to 53.7% in 2014.  We had a larger than normal number of new merchandise group introductions over the last quarter of 2014 and the first quarter of 2015.  The closeout sales of the replaced products, quality issues from certain new products and the related increased reserves contributed to slightly lower margins in 2015.

2017 Outlook
Our expectations for 2017 are for annual gross profit margins of approximately 53.6%.  This reduction is based on anticipated changes to product and transportation costs, a negative impact from LIFO, and increased sales of markdown merchandise.  We do not plan to increase the level of our promotional pricing.

Selling, General and Administrative Expenses

SG&A expenses are comprised of five categories:  selling, occupancy, delivery and certain warehousing costs, advertising, and administrative.  Selling expenses primarily are comprised of compensation of sales associates and sales support staff, and fees paid to credit card and third-party finance companies.  Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expense and utility costs.  Delivery costs include personnel, fuel costs, and depreciation and rental charges for rolling stock.  Warehouse costs include supplies, depreciation, and rental charges for equipment.  Advertising expenses are primarily media production and space, direct mail costs, market research expenses and agency fees.  Administrative expenses are comprised of compensation costs for store personnel exclusive of sales associates, information systems, executive, accounting, merchandising, advertising, supply chain, real estate and human resource departments.

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

	2016		2015		2014
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$149,299	18.2%	$143,861	17.9%	$134,168	17.5%
Fixed and discretionary	249,937	30.4	240,940	29.9	230,486	30.0
	$399,236	48.6%	$384,801	47.8%	$364,654	47.5%

Year-to-Year Comparisons

Our SG&A costs as a percent of sales increased 80 basis points to 48.6% from 47.8% in 2015.  The fixed and discretionary expenses increased $9.0 million or 3.7% in 2016 over 2015.  This change was primarily due to a $6.5 million rise in administrative costs driven by increases in medical insurance and compensation expense.  Our depreciation expense increased $3.3 million offset partly by a reduction of $1.3 million in all other occupancy costs.  Our variable expenses increased 30 basis points as our in-home design business grew and due to slightly higher delivery costs.

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

2017 Outlook
Fixed and discretionary type expenses within SG&A are expected to be in the $260.0 to $261.0 million range for 2017, up approximately 4.0% over those same costs in 2016.  The increase is largely due to an expanded advertising budget, higher occupancy costs from new and relocated stores, staffing increases and inflation. Fixed and discretionary type expenses in total should average approximately $64.0 million per quarter in the first half of 2017 and $66.0 million per quarter in the second half. For 2016 these expenses averaged $61.2 million per quarter in the first half and $63.7 million in the second half.

Variable costs within SG&A for 2017 are expected to be 18.1% as a percent of sales, somewhat higher in the first half and lower in the second half due to efficiencies from the typical higher volume in the third and fourth quarters.

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

The termination and settlement of the Plan did not impact cash flow and resulted in a net reduction of approximately $7.1 million in our total stockholders' equity.

Interest Expense

Our interest expense for the years 2014 to 2016 is primarily driven by amounts related to our lease obligations.  For leases accounted for as capital and financing lease obligations, we record straight-line rent expense for the land portion in occupancy costs in SG&A along with amortization on the additional asset recorded.  Rental payments are recognized as a reduction of the obligations and as interest expense.  The number of stores, including those under construction, which are accounted for in this manner has increased from 16 in 2014 to 18 in 2016.  We expect interest expense for lease obligations will be $2.3 million in 2017.

Provision for Income Taxes

Our effective tax rate was 38.1%, 38.6% and 66.0% for 2016, 2015 and 2014, respectively. Refer to Note 7 of the Notes to the Consolidated Financial Statements for a reconciliation of our income tax expense to the federal income tax rate.

Our 2016 and 2015 rate varies from the 35% U.S. federal statutory rate primarily due to state income taxes.

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

At December 31, 2016, our cash and cash equivalents balance was $63.5 million, a decrease of $7.2 million compared to December 31, 2015.  This change in cash primarily resulted from strong operating results offset by purchases of property and equipment, the acquisition of treasury stock and dividends paid to stockholders.  Additional discussion of our cash flow results, including the comparison of 2016 activity to 2015, is set forth in the Analysis of Cash Flows section.

At December 31, 2016, our outstanding indebtedness was $55.5 million in lease obligations required to be recorded on our balance sheet.  We had no amounts outstanding and $53.4 million available under our revolving credit facility.

Capital Expenditures
Our primary capital requirements have been focused on our stores and the development of both proprietary and purchased information systems.  Our capital expenditures were $29.8 million in 2016, $2.7 million more than in 2015.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year, the investments we make to the improvement and maintenance of our existing stores, and our investment in distribution improvements and new information systems to support our key strategies.  In 2017, we anticipate that our capital expenditures will be approximately $26.9 million, refer to our Store Expansion and Capital Expenditures discussion below.

Analysis of Cash Flows
The following table illustrates the main components of our cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$60,054	$52,232	$55,454
Capital expenditures	(29,838)	(27,143)	(30,882)
Free cash flow	$30,216	$25,089	$24,572
Net cash used in investing activities	$(13,187)	$(28,355)	$(41,372)
Net cash used in financing activities	$(54,045)	$(18,699)	$(31,786)

Cash flows from operating activities.  During 2016, net cash provided by operating activities was $60.1 million.  The primary components of the changes in operating assets and liabilities are listed below:
•	Decrease in inventories of $6.9 million as we operated with leaner quantities in our distribution centers.
•	Increase in other assets of $2.5 million, resulting from increased prepaid maintenance contracts and assets held under a non-qualified deferred compensation plan.
•	Increase in prepaid expenses of $2.7 million primarily from the timing of the payment of payroll taxes and computer maintenance agreements.
•	Decrease in accounts payable of $2.2 million.
•	Increase in customer deposits of $3.9 million.

During 2015, net cash provided by operating activities was $52.2 million. The primary components of the changes in operating assets and liabilities are listed below:

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

During 2014, net cash provided by operating activities was $55.5 million.  The primary components of the changes in operating assets and liabilities are listed below:

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

Cash flows used in investing activities. Net cash used in investing activities was $13.2 million, $28.4 million, and $41.4 million for 2016, 2015 and 2014, respectively. In each of these years, the amounts of cash used in investing activities consisted principally of capital expenditures related to store construction and improvements and information technology projects, refer to our Store Expansion and Capital Expenditures discussion below. During 2016, partly offsetting the expenditures for new stores and the expansion of the Florida distribution center we had $12.7 million of investments which matured and received $3.0 million in insurance proceeds for the destroyed Lubbock store.  During 2015, in addition to the expenditures for new stores and major expansions and remodels of showrooms we purchased $10.0 million of commercial paper and $7.5 million of certificates of deposit matured.  During 2014, in addition to the expenditures for new stores and one store's major expansion, we purchased $10.0 million in certificates of deposit.
Cash flows used in financing activities. Net cash used in financing activities was $54.0 million for 2016, $18.7 million for 2015 and $31.8 million for 2014. During 2016 we purchased $21.3 million in treasury stock, paid $9.4 million in dividends, and paid $21.0 million as a special dividend.  During 2015 we purchased $14.0 million in treasury stock and paid $8.1 million in dividends.  We also received $6.7 million in construction allowances.  During 2014 we paid a special dividend of approximately $22.6 million. During 2016, 2015 and 2014, we did not make any draws on our revolving credit facility.

Long-Term Debt
In September 2015 Havertys entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with a bank.  Refer to Note 5 of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Off-Balance Sheet Arrangements

We have not entered into agreements which meet the SEC's definition of an off-balance sheet arrangement other than operating leases and have made no financial commitments to or guarantees with respect to any unconsolidated entities or financial partnerships or special purpose entities.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of December 31, 2016 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$71,898	$5,792	$11,731	$11,043	$43,332
Operating leases	157,043	32,521	54,820	37,025	32,677
Purchase orders	83,785	83,785	-	-	-
Total contractual obligations(2)	$312,726	$122,098	$66,551	$48,068	$76,009
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

Store Expansion and Capital Expenditures

We have entered new markets and made continued improvements and relocations of our store base.  The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2016		2015		2014
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	4	146	4	159	5	167
Closed	1	33	2	73	5	160
Year end balances	124	4,494	121	4,380	119	4,283

We also had major remodeling projects in a Tampa, Florida store in 2015 and in our Knoxville, Tennessee store in 2014 which increased selling square footage.

The following table summarizes our store activity in 2016 and plans for 2017.  Our store in Lubbock, Texas sustained significant damage from a blizzard at the end of December 2015.  We are operating in a temporary location during the rebuilding process.  For additional information about the gain associated with this event, refer to Note 1, Other Income, of the Notes to the Consolidated Financial Statements.

Location	Opening (Closing) Quarter Actual or Planned	Category
Lubbock, TX	Q-2-16	Temporary
College Station, TX	Q-3-16	New Market
Sunrise, FL	(Q-3-16)	Closure
Charlottesville, VA	Q-4-16	New Market
Atlanta, GA	Q-4-16	Clearance Center
Lubbock, TX	Q-1-17	Replacement
Greensboro, NC	Q-2-17	New Market
Columbia, SC	Q-2-17	Replacement
To be announced	(Q-4-17)	Closure

These plans and other changes should increase net selling space in 2017 by approximately 0.3% assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2016, 2015 and 2014 and planned outlays for 2017 are categorized in the table below.  Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.
(Approximate in thousands)	Proposed 2017	2016	2015	2014
Stores:
New or replacement stores	$5,900	$6,800	$7,800	$12,900
Remodels/expansions	4,000	3,900	8,900	6,900
Other improvements	4,000	4,200	3,700	4,200
Total stores	13,900	14,900	20,400	24,000
Distribution	9,400	9,200	2,800	3,500
Information technology	3,600	5,700	3,900	3,400
Total	$26,900	$29,800	$27,100	$30,900

Non-GAAP Financial Measures and Reconciliations - Adjusted Net Income and Adjusted Earnings
We have included financial measures that are not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. We use the non-GAAP measures "EBIT," "adjusted EBIT," "adjusted net income" and "adjusted earnings per diluted share." Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, analysts and others with useful information to evaluate the performance of the Company because it excludes the impact of the pension settlement expense that management believes is not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate the Company's performance relative to other periods. We believe that the most directly comparable GAAP measures to EBIT, adjusted net income and adjusted diluted earnings per share are "Income before interest and income taxes," "Net income" and "Diluted earnings per share."  Set forth above in our discussion of Operating Results are reconciliations of adjusted net income to net income and adjusted diluted earnings per share to diluted earnings per share. EBIT is equal to income before interest and income taxes and adjusted EBIT is reconciled to EBIT.

Critical Accounting Estimates and Assumptions

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an on-going basis, we evaluate our estimates, including those related to retirement benefits and self-insurance.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Retirement benefits.  Our supplemental executive retirement plan ("SERP") costs require the use of assumptions for discount rates, mortality rates, and prior to its freezing, projected salary increases.  Management is required to make certain critical estimates related to actuarial assumptions used to determine our expense and related obligation. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) mortality rates. All of our actuarial assumptions are reviewed annually. Changes in these assumptions could have a material impact on the measurement of our SERP expense and related obligation.

The SERP is not funded so we pay benefits directly to participants.  The unfunded obligation decreased by $45,000 between December 31, 2015 and December 31, 2016.

At each measurement date, we determine the discount rate by reference to rates of high quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plan. The weighted-average discount rate used to compute our benefit obligation decreased 28 basis points to 4.30% from 4.58% at December 31, 2016 and December 31, 2015, respectively.  This increased the SERP's benefit obligation by 4%.  The SERP's mortality tables were updated which decreased the benefit obligation by 2%.  Census data changes reduced the benefit obligation by 2%.

Refer to Note 10 to the Notes to Consolidated Financial Statements for additional information about our defined benefit pension plan which was terminated and settled in 2014 and other actuarial assumptions.

Self-Insurance.  We are self-insured for certain losses related to worker's compensation, general liability and vehicle claims for amounts up to a deductible per occurrence.  Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component.  The resulting estimate is discounted and recorded as a liability.  Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure appropriateness.  A one-percentage-point change in the actuarial assumption for the discount rate would impact 2016 expense for insurance by approximately $91,000, a 1.4% change.
We are primarily self-insured for employee group health care claims.  We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis.   We record an accrual for the estimated amount of self-insured health care claims incurred by all participants but not yet reported (IBNR) using an actuarial method of applying a development factor to the reported monthly claims amounts. The Company's risk management and accounting management utilize a consistent methodology which involves various assumptions, judgment and other factors. The most significant factors which impact the determination of a required accrual are the historical pattern of the timeliness of claims processing, any changes in the nature or types of benefit plans, changes in the plan benefit designs, and medical trends and inflation. Historical experience is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company believes that the total health care cost accruals are reasonable and adequate to cover future payments on incurred claims.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm, the Consolidated Financial Statements of Havertys and the Notes to Consolidated Financial Statements, and the supplementary financial information called for by this Item 8, are set forth on pages F-1 to F-24 of this report.  Specific financial statements and supplementary data can be found at the pages listed in the following index:

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
(b) Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2016.
Attestation Report of the Independent Registered Public Accounting Firm.  Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2016, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

We have audited the internal controls over financial reporting of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the "Company") as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Haverty Furniture Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016 and our report dated March 3, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 3, 2017

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

We provide some information about our executive officers in Part I of this report under the heading "Executive Officers and Certain Significant Employees of the Registrant."  The remaining information called for by this item is incorporated by reference to "Election of Directors," "Corporate Governance," "Board and Committees" and "Other Information – Section 16(a) Beneficial Ownership Reporting Compliance" in our 2017 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in our 2017 Proxy Statement with respect to executive compensation and transactions under the heading "Compensation Discussion and Analysis" is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2017 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings "Ownership of Company Stock by Directors and Management" and "Equity Compensation Plan Information," is incorporated herein by reference in response to this item.

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

The information contained in our 2017 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings "Certain Relationships and Related Transactions" and "Corporate Governance – Director Independence" is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading "Audit Fees and Related Matters" in our 2017 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders' Equity – Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

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

10.2
Haverty Furniture Companies, Inc., Class A Shareholders Agreement (the "Agreement"), made as of June 5, 2012, by and among, Haverty Furniture Companies, Inc., Villa Clare Partners, L.P., Clarence H. Smith, H5, L.P., Rawson Haverty, Jr., Ridge Partners, L.P. and Frank S. McGaughey (Exhibit 10.1 to our Form 8-K filed June 8, 2012); Parties added to the Agreement and Revised Annex I as of November 1, 2012 – Marital Trust FOB Margaret M. Haverty and Marital Trust B FOB Margaret M. Haverty;  Parties added to the Agreement as of December 11, 2012 – Margaret Munnerlyn Haverty Revocable Trust (Exhibit 10.1 to our First Quarter 2013 Form 10-Q); Parties added to the Agreement as of July 5, 2013 – Richard McGaughey (Exhibit 10.1 to our Second Quarter 2013 Form 10-Q).

*10.2.1	Amendment to Class A Shareholders Agreement, as of December 30, 2016.

+10.3
2004 Long-Term Incentive Plan effective as of May 10, 2004 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-120352); Amendment No. 1 to our 2004 Long-Term Incentive Plan effective as of May 9, 2011 (Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-176100)

+10.4	2014 Long-Term Incentive Plan effective as of May 12, 2014 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-197969).
+10.5	Amended and Restated Directors' Compensation Plan, effective as of February 18, 2014 (Exhibit 10.5 to our 2013 Form 10-K).
+10.6	Amended and Restated Director's Deferred Compensation Plan, effective as of April 26, 1996 (Appendix II of our 1996 Annual Proxy Statement).
*+10.6.1	Directors Deferred Compensation Plan, as Amended and Restated, January 1, 2006.
*+10.6.2	Amendment Number One to the Directors Deferred Compensation Plan as of February 16, 2011.
+10.7
Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009 (Exhibit 10.9 to our 2009 Form 10-K). Amendment Number One to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 and Amendment Number two effective as of December 31, 2015 (Exhibit 10.7 to our 2015 Form 10-K)

*+10.7.1	Amendment Number Three to the Amended and Restated Supplemental Executive Retirement Plan, effective December 21, 2016.
+10.8	Form of Agreement dated December 9, 2011 regarding Change in Control with the Named Executive Officers and a Management Director (Exhibit 10.6 to our 2011 Form 10-K).
+10.8.1	Form of Agreement dated December 9, 2011, regarding Change in Control with Executive Officers who are not Named Executive Officers or Management Directors (Exhibit 10.7 to our 2011 Form 10-K).
*+10.9	Amended and Restated Non-Qualified Deferred Compensation Plan, effective as of August 9, 2016.
+10.10	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).
+10.11
Form of Restricted Stock Units Award Notice and Form of Stock Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated January 30, 2013).

+10.12
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 28, 2014).

+10.13
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 28, 2015).

+10.14
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 28, 2016).

10.15
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated February 3, 2017).

10.16
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

10.17	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.18	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
10.19
Amended and Restated Retailer Program Agreement, dated November 5, 2013, between Haverty Furniture Companies, Inc. and Capital Retail Bank (formerly known as GE Money Bank).  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

+16	Letter from Ernst & Young LLP regarding change in certifying accountant (Exhibit 16.1 to our Current Report on Form 8-K dated January 11, 2016).
*21	Subsidiaries of Haverty Furniture Companies, Inc.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
*31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Report on Form 10-K for the year ended December 31 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for the years ended  December 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2016, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2017.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 3, 2017.

/s/ CLARENCE H. SMITH	/s/ DENNIS L. FINK
Clarence H. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Dennis L. Fink Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ L. ALLISON DUKES	/s/ MYLLE H. MANGUM
L. Allison Dukes Director	Mylle H. Mangum Director

/s/ JOHN T. GLOVER	/s/ VICKI R. PALMER
John T. Glover Director	Vicki R. Palmer Director

/s/ RAWSON HAVERTY, JR.	/s/ FRED L. SCHUERMANN
Rawson Haverty, Jr. Director	Fred L. Schuermann Director

/s/ L. PHILLIP HUMANN	/s/ AL TRUJILLO
L. Phillip Humann Lead Director	Al Trujillo Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheet of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the "Company") as of December 31, 2016, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the year then ended. Our audit of the basic financial consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haverty Furniture Companies, Inc. and subsidiary as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 3, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated balance sheet of Haverty Furniture Companies, Inc. ("the Company") as of December 31, 2015, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 4, 2016

 Haverty Furniture Companies, Inc.
Consolidated Balance Sheets
	December 31,
(In thousands, except per share data)	2016	2015
Assets
Current assets
Cash and cash equivalents	$63,481	$70,659
Investments	—	12,725
Restricted cash and cash equivalents	8,034	8,005
Accounts receivable, net	4,244	5,948
Inventories	102,020	108,896
Prepaid expenses	8,836	6,137
Other current assets	7,500	6,341
Total current assets	194,115	218,711
Accounts receivable, long-term, net	462	655
Property and equipment	233,667	229,283
Deferred income taxes	18,376	17,245
Other assets	7,885	5,357
Total assets	$454,505	$471,251

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$25,662	$27,815
Customer deposits	24,923	21,036
Accrued liabilities	41,904	42,060
Current portion of lease obligations	3,461	3,051
Total current liabilities	95,950	93,962
Lease obligations, less current portion	52,013	50,074
Other liabilities	24,671	25,476
Commitments	—	—
Total liabilities	172,634	169,512
Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2016 –28,793; 2015 – 28,486	28,793	28,486
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2016 – 2,340; 2015 – 2,554	2,340	2,554
Additional paid-in capital	86,273	83,179
Retained earnings	277,707	279,760
Accumulated other comprehensive income (loss)	(1,830)	(1,938)
Less treasury stock at cost – Common Stock (2016 – 9,506; 2015 – 8,362) and Convertible Class A Common Stock (2016 and 2015 – 522)	(111,412)	(90,302)
Total stockholders' equity	281,871	301,739
Total liabilities and stockholders' equity	$454,505	$471,251
The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014

Net sales	$821,571	$804,870	$768,409
Cost of goods sold	378,234	374,094	356,043
Gross profit	443,337	430,776	412,366
Credit service charges	229	286	298
Gross profit and other revenue	443,566	431,062	412,664

Expenses:
Selling, general and administrative	399,236	384,801	364,654
Pension settlement expense	—	—	21,623
Provision for doubtful accounts	383	314	257
Other income, net	(4,107)	(1,617)	(178)
Total expenses	395,512	383,498	386,356

Income before interest and income taxes	48,054	47,564	26,308
Interest expense, net	2,233	2,289	1,051
Income before income taxes	45,821	45,275	25,257
Income tax expense	17,465	17,486	16,668
Net income	$28,356	$27,789	$8,589
Other comprehensive income, net of tax:
Defined benefit pension plans adjustments; net of tax expense (benefit) of $66, $141 and ($2,954)	$108	$230	$13,244

Comprehensive income	$28,464	$28,019	$21,833

Basic earnings per share:
Common Stock	$1.32	$1.24	$0.38
Class A Common Stock	$1.27	$1.18	$0.33

Diluted earnings per share:
Common Stock	$1.30	$1.22	$0.37
Class A Common Stock	$1.27	$1.17	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Stockholders' Equity

	Year Ended December 31,
(In thousands, except share and per share data)	2016		2015		2014
	Shares	Dollars	Shares	Dollars	Shares	Dollars
COMMON STOCK:
Beginning balance	28,485,758	$28,486	28,326,770	$28,327	27,853,412	$27,853
Conversion of Class A Common Stock	214,400	214	48,951	49	311,824	312
Stock compensation transactions, net	92,577	93	110,037	110	161,534	162
Ending balance	28,792,735	28,793	28,485,758	28,486	28,326,770	28,327
CLASS A COMMON STOCK:
Beginning balance	2,554,459	2,554	2,603,410	2,603	2,915,234	2,915
Conversion to Common Stock	(214,400)	(214)	(48,951)	(49)	(311,824)	(312)
Ending balance	2,340,059	2,340	2,554,459	2,554	2,603,410	2,603
TREASURY STOCK:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(8,884,024)	(90,302)	(8,281,277)	(76,436)	(8,253,414)	(75,720)
Directors' Compensation Plan	16,248	172	14,274	136	9,213	88
Purchases	(1,160,539)	(21,282)	(617,021)	(14,002)	(37,076)	(804)
Ending balance	(10,028,315)	(111,412)	(8,884,024)	(90,302)	(8,281,277)	(76,436)
ADDITIONAL PAID-IN CAPITAL:
Beginning balance		83,179		79,726		77,406
Stock option and restricted stock issuances		(975)		(1,312)		(2,232)
Tax (cost) benefit related to stock-based plans		(121)		253		896
Directors' Compensation Plan		318		479		337
Amortization of restricted stock		3,872		4,033		3,319
Ending balance		86,273		83,179		79,726
RETAINED EARNINGS:
Beginning balance		279,760		260,031		281,222
Net income		28,356		27,789		8,589
Cash dividends (Common Stock: 2016 - $1.44; 2015 - $0.36 and 2014 - $1.32 per share Class A Common Stock: 2016 - $1.365; 2015 - $0.34 and 2014 - $1.25 per share)		(30,409)		(8,060)		(29,780)
Ending balance		277,707		279,760		260,031

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning balance		(1,938)		(2,168)		(15,412)
Pension liabilities adjustment, net of taxes		108		230		13,244
Ending balance		(1,830)		(1,938)		(2,168)
TOTAL STOCKHOLDERS' EQUITY		$281,871		$301,739		$292,083

The accompanying notes are an integral part of these consolidated financial statements

Haverty Furniture Companies, Inc.
Consolidated Statements of Cash flows
	Year ended December 31,
(In thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$28,356	$27,789	$8,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,045	25,756	22,613
Gain on insurance recovery	(3,338)	—	—
Proceeds from insurance recovery received for business interruption and destroyed inventory	2,599	—	—
Stock-based compensation expense	3,872	4,033	3,319
Excess tax benefit from stock-based plans	(80)	(397)	(896)
Deferred income taxes	(1,120)	(3,019)	4,800
Provision for doubtful accounts	383	314	257
Pension settlement expense	—	—	21,623
Other	(400)	(160)	641
Changes in operating assets and liabilities:
Accounts receivable	1,514	960	870
Inventories	6,876	(2,305)	(15,656)
Customer deposits	3,887	(2,650)	4,679
Other assets and liabilities	(9,508)	(590)	(2,023)
Accounts payable and accrued liabilities	(2,032)	2,501	6,638
Net Cash Provided by Operating Activities	60,054	52,232	55,454
Cash Flows from Investing Activities
Capital expenditures	(29,838)	(27,143)	(30,882)
Maturities of investments	12,725	7,250	—
Purchase of commercial paper and certificates of deposit	—	(9,975)	(10,000)
Proceeds from insurance for destroyed property and equipment	3,011	—	—
Restricted cash and cash equivalents	(29)	12	(1,001)
Other investing activities	944	1,501	511
Net Cash Used in Investing Activities	(13,187)	(28,355)	(41,372)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	—	—	—
Payments of borrowings under revolving credit facilities	—	—	—
Net change in borrowings under revolving credit facilities	—	—	—
Construction allowance receipts	1,574	6,701	1,050
Payments on lease obligations	(3,125)	(2,534)	(1,088)
Excess tax benefit from stock-based plans	80	397	896
Dividends paid	(30,409)	(8,060)	(29,780)
Common stock repurchased	(21,282)	(14,002)	(804)
Taxes on vested restricted shares	(883)	(1,201)	(2,060)
Net Cash Used In Financing Activities	(54,045)	(18,699)	(31,786)
Increase (Decrease) in cash and Cash Equivalents	(7,178)	5,178	(17,704)
Cash and Cash Equivalents at Beginning of Year	70,659	65,481	83,185
Cash and Cash Equivalents at End of Year	$63,481	$70,659	$65,481

The accompanying notes are an integral part of these consolidated financial statements

Notes To Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. ("Havertys," "we," "our," or "us") is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges.   We have 124 showrooms in 16 states at December 31, 2016.  All of our stores are operated using the Havertys name and we do not franchise our stores.  We offer financing through a third-party finance company as well as an internal revolving charge credit plan.

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

Investments:
Investments consisted of commercial paper and certificates of deposit.  We had no investments at December 31, 2016. The commercial paper totaled approximately $9,975,000 at December 31, 2015 with maturities of more than three months but less than six months.  Certificates of deposit had original maturities of greater than three months.  The certificates of deposit with remaining maturities of less than one year was $2,750,000 at December 31, 2015.   The fair values of the investments approximate their carrying amounts.

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

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $25,467,000, $27,650,000 and $27,293,000 were charged to customers in 2016, 2015 and 2014, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $39,222,000, $37,730,000 and $36,395,000 in 2016, 2015 and 2014, respectively.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative ("SG&A") expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $77,266,000, $73,803,000 and $70,420,000 in 2016, 2015 and 2014, respectively.

Leases:
In the case of certain leased stores, we may be extensively involved in the construction or major structural modifications of the leased properties.  As a result of this involvement, we are deemed the "owner" for accounting purposes during the construction period, and are required to capitalize the total fair market value of the portion of the leased property we use, excluding land, on our consolidated balance sheet. Following construction completion, we perform an analysis under ASC 840, "Leases," to determine if we can apply sale-leaseback accounting.  We have determined that each of the leases remaining on our consolidated balance sheet did not qualify for such accounting treatment.  In conjunction with these leases, we also record financing obligations equal to the landlord reimbursements and fair market value of the assets. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.  Depreciation expense is also recognized on the leased asset.

Deferred Escalating Minimum Rent and Lease Incentives:
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as "Accrued liabilities." The liability for deferred escalating minimum rent approximated $8,797,000 and $9,980,000 at December 31, 2016 and 2015, respectively. Any operating lease incentives we receive are deferred and subsequently amortized on a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $676,000 and $981,000 at December 31, 2016 and 2015, respectively.

Advertising Expense:
Advertising costs, which include television, radio, newspaper, digital, and other media advertising, are expensed upon first showing.   The total amount of prepaid advertising costs included in other current assets was approximately $324,000 and $1,086,000 at December 31, 2016 and 2015, respectively.  We incurred approximately $45,132,000, $45,784,000 and $45,067,000 in advertising expense during 2016, 2015 and 2014, respectively.

 Interest Expense, net:
Interest expense is comprised of amounts incurred related to our debt and lease obligations recorded on our balance sheet, net of interest income.  The total amount of interest expense was approximately $2,568,000, $2,615,000 and $1,423,000 during 2016, 2015 and 2014 respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items outside of core operations.  We had a store receive significant damage on December 27, 2015 from a blizzard.  We reduced the value of the property and its contents at December 31, 2015 to zero and recorded an insurance recovery receivable.  During 2016, we recorded $2,228,000 in gains for the insurance recovery on the building and $1,110,000 for inventory, business interruption and other expenses.  We expect to receive additional amounts in 2017 for the remaining full replacement value of the building as construction is completed which we will recognize when settled.  We also sold a former retail location resulting in $700,000 in gains during 2016.  Other income, net for the year ended December 31, 2015 includes proceeds received of $800,000 for the settlement related to credit card litigation.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers' compensation and vehicle claims. We are primarily self-insured for employee group health care claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis.  We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities.  These reserves totaled $9,095,000 and $9,092,000 at December 31, 2016 and 2015, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.  The assets that are related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $4,410,000 and $3,335,000 at December 31, 2016 and 2015, respectively, and are included in other assets.  The related liability of the same amount is included in other liabilities.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store's estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared.  The impairment loss calculation compares the carrying amount of the asset to the store's assets' estimated fair value, which is determined on the basis of fair value for similar assets or future cash flows (discounted and with interest charges).  If required, an impairment loss is recorded in SG&A expense for the difference in the asset's carrying value and the asset's estimated fair value.  No such losses were recorded in 2016, 2015 or 2014.

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

Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) ("AOCI"), net of income taxes, was comprised of unrecognized retirement liabilities totaling approximately $1,830,000 and $1,938,000 at December 31, 2016 and 2015, respectively. See Note 11 for the amounts reclassified out of AOCI to SG&A expense related to our supplemental executive retirement plan.

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

Share-based Payments. In March 2016, the FASB issued ASU 2016-09 a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from the other income tax cash flows. The standard also allows the Company to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity on our cash flow statements, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company beginning January 1, 2017 and will be applied either prospectively or retrospectively, depending on the area covered by this update. Excess tax (costs) benefits of ($121,000) in 2016, $253,000 in 2015 and $896,000 in 2014 were recorded to additional paid-in capital that would have increased income tax expense in 2016 and reduced income tax expense in 2015 and 2014, if this new guidance had been adopted as of the respective dates.  The new standard is not expected to have a significant impact on our financial statements except as described above.

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We have not yet determined whether we will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to equity but do not expect the adoption will be material to our consolidated financial statements. We continue to assess the overall impact the adoption will have on our consolidated financial statements, and anticipate testing our new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018.

Leases.  In February 2016, the FASB issued ASU 2016-02 which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. As a result, the adoption will have a significant impact on our balance sheet as we will have to record material liabilities representing the lease payments and related assets representing the right to use the underlying assets for the lease terms for the operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our consolidated financial position or results of operations.

Deferred Taxes.  In November 2015, the FASB issued ASU 2015-17 which amends the balance sheet classification of deferred taxes.  This ASU changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement is to classify all deferred tax liabilities and assets as noncurrent.  We adopted ASU 2015-17 for the quarter ended December 31, 2015 and have applied the new guidance prospectively and accordingly the prior balance sheets were not retrospectively adjusted.

Segment Information
We operate within a single reportable segment.  The following table presents the net sales of each major product category and service for each of the last three years:

	Year Ended December 31,
(In thousands)	2016		2015		2014
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$132,250	16.1%	$135,855	16.9%	$130,277	17.0%
Dining Room Furniture	94,918	11.5	92,966	11.6	85,671	11.1
Occasional	81,996	10.0	79,219	9.8	81,326	10.6
	309,164	37.6	308,040	38.3	297,274	38.7
Upholstery	328,903	40.0	321,484	39.9	307,041	39.9
Mattresses	86,659	10.6	84,897	10.6	83,706	10.9
Accessories and Other (1)	96,845	11.8	90,449	11.2	80,388	10.5
	$821,571	100.0%	$804,870	100.0%	$768,409	100.0%
(1) Includes delivery charges and product protection.

Note 2, Accounts Receivable:

Amounts financed under our in-house credit programs, as a percent of net sales including sales tax, were approximately 1.0% in 2016, 1.4% in 2015 and 1.7% in 2014. The credit program selected most often by our customers is "12 months no interest with equal monthly payments."  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $4,506,000 in 2017, $451,000 in 2018, $89,000 in 2019 and $20,000 in 2020 for receivables outstanding at December 31, 2016.

Accounts receivable are shown net of the allowance for doubtful accounts of approximately $360,000 and $395,000 at December 31, 2016 and 2015, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. We assess the adequacy of the allowance account at the end of each quarter.  Interest assessments are continued on past-due accounts but no "interest on interest" is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 16 states.

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $17,946,000 and $19,394,000 at December 31, 2016 and 2015, respectively. The use of the LIFO valuation method as compared to the FIFO method had a positive impact on our cost of goods sold of approximately $1,448,000 in 2016 and a negative impact of approximately $438,000 in 2015 and $219,000 in 2014.  During 2016 and 2014, inventory quantities declined resulting in liquidations of LIFO inventory layers.  The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold by an immaterial amount in each of the years.  We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2016	2015
Land and improvements	$48,264	$48,264
Buildings and improvements	270,156	258,668
Furniture and fixtures	115,263	106,797
Equipment	47,222	45,450
Buildings under lease	55,894	51,994
Construction in progress	3,876	917
	540,675	512,090
Less accumulated depreciation	(292,003)	(271,372)
Less accumulated lease amortization	(15,005)	(11,435)
Property and equipment, net	$233,667	$229,283

Note 5, Credit Arrangement:

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $53.4 million and there were no outstanding letters of credit at December 31, 2016.  Amounts available are based on the lesser of the borrowing base or the $60.0 million line amount and reduced by $6.0 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $47.4 million.  There were no borrowed amounts outstanding under the Credit Agreement at December 31, 2016.

Note 6, Accrued Liabilities and Other Liabilities:
Accrued liabilities and other liabilities consist of the following:

(In thousands)	2016	2015
Accrued liabilities:
Employee compensation, related taxes and benefits	$15,024	$13,399
Taxes other than income and withholding	10,856	7,968
Self-insurance reserves	5,945	5,919
Other	10,079	14,774
	$41,904	$42,060
Other liabilities:
Straight-line lease liability	$8,797	$9,980
Self-insurance reserves	3,150	3,173
Other	12,724	12,323
	$24,671	$25,476

Note 7, Income Taxes:

Income tax expense (benefit) consists of the following:
(In thousands)	2016	2015	2014
Current
Federal	$16,259	$17,598	$10,257
State	2,326	2,907	1,611
	18,585	20,505	11,868

Deferred
Federal	(690)	(2,476)	4,323
State	(430)	(543)	477
	(1,120)	(3,019)	4,800
	$17,465	$17,486	$16,668

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2016	2015	2014
Statutory rates applied to income before income taxes	$16,037	$15,846	$8,840
State income taxes, net of Federal tax benefit	1,494	1,487	788
Net permanent differences	99	(11)	42
Release of debit balance in accumulated other comprehensive income related to settled pension obligations	—	—	6,866
Change in state credits	—	—	110
Other	(165)	164	22
	$17,465	$17,486	$16,668

The change in state credits in 2014 is the unused amounts which expired.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2016	2015
Deferred tax assets:
Accounts receivable	$808	$772
Property and equipment	10,276	9,250
Leases	5,913	5,880
Accrued liabilities	12,217	10,916
Retirement benefits	513	579
Other	69	31
Total deferred tax assets	29,796	27,428

Deferred tax liabilities:
Inventory	10,082	9,285
Other	1,338	898
Total deferred tax liabilities	11,420	10,183
Net deferred tax assets	$18,376	$17,245

 As discussed in Note 1, we adopted ASU 2015-17 for the quarter ended December 31, 2015, and all deferred tax assets and liabilities are now classified as noncurrent.

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

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2014.

Uncertain Tax Positions
No uncertain tax positions were identified for the years currently open under statute of limitations, including 2014, 2015 and 2016.  Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense.

Note 8, Long-Term Debt and Lease Obligations:
Long-term debt and lease obligations are summarized as follows:
(In thousands)	2016	2015
Revolving credit notes (a)	$—	$—
Lease obligations (b)	55,475	53,125
	55,475	53,125
Less portion classified as current	(3,461)	(3,051)
	$52,013	$50,074
(a)   We have a revolving credit agreement as described in Note 5.
(b)  These obligations are related to properties under lease with aggregate net book values of approximately $40,889,000 and $40,559,000 at December 31, 2016 and 2015, respectively.

The approximate aggregate maturities of these lease obligations during the five years subsequent to December 31, 2016 and thereafter are as follows:  2017 - $3,461,000; 2018 - $3,682,000,
2019 - $3,906,000; 2020 - $4,104,000; 2021 - $3,546,000 and $36,776,000 thereafter.  These maturities are net of imputed interest of approximately $16,423,000 at December 31, 2016.

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

      A special cash dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock was paid in the fourth quarter of 2016 and the third quarter of 2014. Aggregate dividends paid on Common Stock was $27,674,000, $7,358,000 and $27,077,000 in 2016, 2015 and 2014, respectively. Aggregate dividends paid on Class A Common Stock was $2,735,000, $702,000 and $2,703,000 in 2016, 2015 and 2014, respectively.

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

The remaining $813,000 in plan assets at December 31, 2014 will fund additional plan termination professional fees, administration expenses and any required adjustments identified to amounts settled, with the remainder distributed equally to current plan participants after governmental reviews are completed.  Accordingly, at December 31, 2016 and 2015, we had no future obligations related to the terminated Pension Plan.

We also have a non-qualified, non-contributory supplemental executive retirement plan (the "SERP") for employees whose retirement benefits are reduced due to their annual compensation levels. The SERP provides annual benefits amounting to 55% of final average earnings less benefits payable from our pension plan and Social Security benefits. The SERP limits the total amount of annual retirement benefits that may be paid to a participant from all sources (Retirement Plan, Social Security and the SERP) to $125,000. The SERP is not funded so we pay benefits directly to participants.  The SERP was frozen as of December 31, 2015 and no additional benefits were accrued after that date.

The following table summarizes information about our SERP.

(In thousands)	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of the year	$7,719	$7,270
Service cost	—	129
Interest cost	341	314
Plan curtailments	—	(87)
Actuarial losses (gains)	(72)	317
Benefits paid	(314)	(224)
Benefit obligation at end of year	7,674	7,719
Change in plan assets:
Employer contribution	314	224
Benefits paid	(314)	(224)
Fair value of plan assets at end of year	—	—
Funded status of the plan – (underfunded)	$(7,674)	$(7,719)
Accumulated benefit obligations	$7,674	$7,719

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2016	2015
Current liabilities	$(369)	$(287)
Noncurrent liabilities	(7,305)	(7,432)
	$(7,674)	$(7,719)

The net actuarial loss recognized in accumulated other comprehensive income (loss) before the effect of income taxes was $1,550,000 in 2016 and $1,724,000 in 2015.

Net pension cost included the following components:

	Pension Plan	SERP
(In thousands)	2014	2016	2015	2014
Service cost-benefits earned during the period	$—	$—	$129	$117
Interest cost on projected benefit obligation	3,232	341	314	289
Expected return on plan assets	(4,475)	—	—	—
Amortization of prior service cost	—	—	210	210
Amortization of actuarial loss	244	102	169	—
Settlement loss recognized	20,810	—	—	—
Curtailment loss recognized	—	—	222	—
Special termination benefit recognized	813	—	—	—
Net pension costs	$20,624	$443	$1,044	$616

The net periodic benefit cost for the SERP for the year ended December 31, 2015, includes the impact of freezing the plan as of December 31, 2015, which resulted in fully recognizing the outstanding prior service cost basis at that date.  The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2017 is approximately $100,000 for the SERP.

Assumptions
We use a measurement date of December 31 for our pension and SERP plan.  Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Pension Plan	SERP
	2014	2016	2015	2014
Discount rate	4.93%	4.58%	4.09%	4.96%
Expected long-term return on plan assets	6.00%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	3.50%	3.50%

For purposes of determining the periodic expense of our defined benefit plan, we use fair market value of plan assets as the market related value.

Assumptions used to determine benefit obligations at December 31 for the SERP are as follows:

	2016	2015
Discount rate	4.30%	4.58%
Rate of compensation increase	n/a	3.50%

Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years.  These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2016.

(In thousands)	2017	2018	2019	2020	2021	2022-2026
Benefit Payments	$369	$372	$383	$411	$439	$2,343

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute.  We match employee contributions 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. We expensed matching employer contributions of approximately $3,884,000, $3,661,000 and $3,449,000 in 2016, 2015 and 2014, respectively.

We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note  11, Accumulated Other Comprehensive Income (loss):

The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive income (loss) on our Consolidated Balance Sheets to the Consolidated Statements of Comprehensive Income (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$(1,938)	$(2,168)	$(15,412)
Other comprehensive income (loss)
Defined benefit pension plans:
Net loss (gain) during year	72	(230)	(10,974)
Amortization of prior service cost(1)	—	432	210
Amortization of net loss(1)	102	169	244
Settlement loss recognized(2)	—	—	20,810
	174	371	10,290
Tax expense (benefit)	66	141	(2,954)
Total other comprehensive income	108	230	13,244
Ending balance	$(1,830)	$(1,938)	$(2,168)

(1)
These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.  For 2015, this includes $222,000 in curtailment loss on the SERP.

(2)	This amount was reclassified and is part of the line item "pension settlement expense."

Note 12, Stock-Based Compensation Plans:

We have issued options and awards for Common Stock under three stock-based employee compensation plans, the 2014 Long Term Incentive Plan (the "2014 LTIP Plan"), the 2004 Long Term Incentive Plan (the "2004 LTIP Plan") and the 1998 Stock Option Plan (the "1998 Plan"). No new awards may be granted under the 1998 Plan and as of December 31, 2016 all previously granted awards have been exercised, forfeited, or expired. No new awards may be granted under the 2004 LTIP Plan.  As of December 31, 2016, approximately 938,000 shares were available for awards and options under the 2014 LTIP Plan.

The following table summarizes our equity award activity during the years ended December 31, 2016, 2015 and 2014:

	Restricted Stock Award		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2013	437,000	$14.46	149,700	$15.78
Granted	146,748	28.72	—	—
Restrictions lapsed or exercised (1)	(235,925)	14.01	(13,725)	12.30
Forfeited or expired	(26,501)	24.28	(6,000)	18.14
Outstanding at December 31, 2014	321,322	$20.49	129,975	$16.04
Granted	176,135	23.97	—	—
Restrictions lapsed or exercised (1)	(147,595)	18.94	(29,100)	8.74
Forfeited or expired	(5,372)	24.84	—
Outstanding at December 31, 2015	344,490	$22.87	100,875	$18.14
Granted	209,394	18.80	—
Restrictions lapsed	(140,864)	20.55	—
Forfeited or expired	(15,700)	20.45	—
Outstanding at December 31, 2016	397,320	$21.64	100,875	$18.14
Exercisable at December 31, 2016			74,875	$18.14
Restricted units expected to vest	397,320	$21.64
Exercisable at December 31, 2015			48,875	$18.14
Exercisable at December 31, 2014			51,975	$12.88
(1)	The total intrinsic value of stock-settled appreciation rights exercised was approximately
       $457,000 and $184,000 in 2015 and 2014, respectively.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a Black‑Scholes pricing model.  The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2016 was approximately $416,000 and $561,000, respectively.

The total fair value of restricted common stock shares that vested in 2016, 2015 and 2014 was approximately $2,577,000, $3,097,000 and $5,985,000, respectively.  The aggregate intrinsic value of outstanding restricted stock awards was $9,416,000 at December 31, 2016.

Grants of restricted common stock, restricted units, performance units and stock-settled appreciation rights have been made to certain officers and key employees under the 2004 and the 2014 LTIP Plan. The restrictions on the restricted units generally lapse or vest annually, primarily over four year periods.  The performance units are based on one-year performance periods but cliff vest in three years from grant date.  The compensation for all awards is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis, and was approximately $3,872,000, $4,033,000 and $3,319,000 in 2016, 2015 and 2014, respectively.  The tax benefit recognized related to all awards was approximately $1,471,000, $1,533,000 and $1,261,000 in 2016, 2015 and 2014, respectively.  As of December 31, 2016, the total compensation cost related to unvested equity awards was approximately $4,387,000 and is expected to be recognized over a weighted-average period of 2.3 years.

Note 13, Earnings Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2016	2015	2014
Common:
Distributed earnings	$27,674	$7,358	$27,077
Undistributed earnings	(1,869)	17,995	(19,220)
Basic	25,805	25,353	7,857
Class A Common earnings	2,551	2,436	732
Diluted	$28,356	$27,789	$8,589
Class A Common:
Distributed earnings	$2,735	$702	$2,703
Undistributed earnings	(184)	1,734	(1,971)
	$2,551	$2,436	$732

Denominator:	2016	2015	2014
Common:
Weighted average shares outstanding - basic	19,492	20,430	20,426
Assumed conversion of Class A Common Stock	2,014	2,067	2,199
Dilutive options, awards and common stock equivalents	341	301	315
Total weighted average diluted Common Stock	21,847	22,798	22,940
Class A Common:
Weighted average shares outstanding	2,014	2,067	2,199

Basic net earnings per share
Common Stock	$1.32	$1.24	$0.38
Class A Common Stock	$1.27	$1.18	$0.33
Diluted net earnings per share
Common Stock	$1.30	$1.22	$0.37
Class A Common Stock	$1.27	$1.17	$0.33

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

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2017	$32,521
2018	30,105
2019	24,715
2020	21,045
2021	15,980
Subsequent to 2022	32,677
Total minimum lease payments	$157,043

Step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Landlord allowances for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

(In thousands)	2016	2015	2014
Property
Minimum	$26,594	$27,211	$27,264
Additional rentals based on sales	4	27	79
Sublease income	(58)	(206)	(144)
	26,540	27,032	27,199
Equipment	3,031	2,943	2,568
	$29,571	$29,975	$29,767

Note 15, Supplemental Cash Flow Information:

(In thousands)	2016	2015	2014
Cash paid for income taxes	$26,574	$13,509	$11,420
Income tax refunds received	100	5	191
Cash paid for interest	2,540	2,583	1,400
Noncash financing and investing activity:
Fixed assets acquired (adjusted) related to capital lease and financing obligations	3,890	3,176	28,536
Increase in financing obligations	5,474	6,594	32,999

Note 16, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$194,511	$194,774	$211,690	$220,595
Gross profit	104,419	104,160	113,737	121,020
Credit service charges	65	54	54	56
Income before taxes	7,587	8,762	12,125	17,347
Net income	4,669	5,374	7,336	10,947
Basic net earnings per share:
Common	0.21	0.25	0.35	0.52
Class A Common	0.20	0.24	0.33	0.50
Diluted net earnings per share:
Common	0.21	0.24	0.34	0.51
Class A Common	0.20	0.23	0.33	0.51

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$191,331	$187,732	$209,921	$215,886
Gross profit	102,647	100,182	111,742	116,205
Credit service charges	72	69	71	73
Income (loss) before taxes	9,928	7,839	12,414	15,093
Net income	6,119	4,833	7,655	9,181
Basic net earnings (loss) per share:
Common	0.27	0.21	0.34	0.42
Class A Common	0.26	0.20	0.32	0.40
Diluted net earnings (loss) per share:
Common	0.27	0.21	0.34	0.41
Class A Common	0.25	0.20	0.32	0.39

Because of rounding the amounts will not necessarily add to the totals computed for the year.  Also because of rounding and the use of the two class method in calculating per share data, the quarterly per share data will not necessarily add to the annual totals.

 Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc.

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2016:
Allowance for doubtful accounts	$395	$418	$453	$360
Reserve for cancelled sales and allowances	$1,659	$11,402	$11,289	$1,772

Year ended December 31, 2015:
Allowance for doubtful accounts	$350	$269	$224	$395
Reserve for cancelled sales and allowances	$1,627	$11,466	$11,434	$1,659

Year ended December 31, 2014:
Allowance for doubtful accounts	$350	$257	$257	$350
Reserve for cancelled sales and allowances	$1,277	$11,126	$10,776	$1,627

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.