Form 10-Q
period 2017-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2017-05-03
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended March 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
(404) 443-2900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒

The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of April 30, 2017, were: Common Stock – 19,319,024; Class A Common Stock – 1,800,649.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$61,495	$63,481
Restricted cash and cash equivalents	8,047	8,034
Accounts receivable	3,421	4,244
Inventories	108,258	102,020
Prepaid expenses	10,581	8,836
Other current assets	4,926	7,500
Total current assets	196,728	194,115
Accounts receivable, long-term	385	462
Property and equipment	231,584	233,667
Deferred income taxes	18,367	18,376
Other assets	8,556	7,885
Total assets	$455,620	$454,505
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$23,354	$25,662
Customer deposits	27,263	24,923
Accrued liabilities	37,704	41,904
Current portion of lease obligations	3,568	3,461
Total current liabilities	91,889	95,950
Lease obligations, less current portion	52,066	52,013
Other liabilities	25,198	24,671
Total liabilities	169,153	172,634

Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2017 – 28,825; 2016 – 28,793	28,825	28,793
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2017 – 2,323; 2016 – 2,340	2,323	2,340
Additional paid-in capital	87,373	86,273
Retained earnings	281,172	277,707
Accumulated other comprehensive loss	(1,814)	(1,830)
Less treasury stock at cost – Common Stock (2017 and 2016 – 9,506) and Convertible Class A Common Stock (2017 and 2016 – 522)	(111,412)	(111,412)
Total stockholders' equity	286,467	281,871
Total liabilities and stockholders' equity	$455,620	$454,505

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$200,427	$194,511
Cost of goods sold	90,831	90,092
Gross profit	109,596	104,419
Credit service charges	45	65
Gross profit and other revenue	109,641	104,484

Expenses:
Selling, general and administrative	100,374	96,353
Provision for doubtful accounts	102	104
Other (income) expense, net	(1,158)	(182)
Total expenses	99,318	96,275

Income before interest and income taxes	10,323	8,209
Interest expense, net	583	622

Income before income taxes	9,740	7,587
Income tax expense	3,754	2,918
Net income	$5,986	$4,669

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $9 and $11	$16	$19

Comprehensive income	$6,002	$4,688

Basic earnings per share:
Common Stock	$0.28	$0.21
Class A Common Stock	$0.27	$0.20

Diluted earnings per share:
Common Stock	$0.28	$0.21
Class A Common Stock	$0.27	$0.20

Cash dividends per share:
Common Stock	$0.1200	$0.100
Class A Common Stock	$0.1125	$0.095

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$5,986	$4,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,582	6,792
Gain on insurance recovery	(1,170)	—
Proceeds from insurance recovery received for business interruption	311	—
Share-based compensation expense	1,316	1,050
Provision for doubtful accounts	102	104
Other	13	(24)
Changes in operating assets and liabilities:
Accounts receivable	798	1,096
Inventories	(6,238)	(1,304)
Customer deposits	2,340	2,746
Other assets and liabilities	1,068	(3,512)
Accounts payable and accrued liabilities	(6,349)	(16,380)
Net cash provided by (used in) operating activities	5,759	(4,763)

Cash Flows from Investing Activities:
Capital expenditures	(5,182)	(8,979)
Proceeds from insurance for destroyed property and equipment	989	—
Other	19	4
Net cash used in investing activities	(4,174)	(8,975)

Cash Flows from Financing Activities:
Payments on lease obligations	(849)	(748)
Dividends paid	(2,521)	(2,205)
Common stock repurchased	—	(235)
Other	(201)	—
Net cash used in financing activities	(3,571)	(3,188)

Decrease in cash and cash equivalents during the period	(1,986)	(16,926)
Cash and cash equivalents at beginning of period	63,481	70,659
Cash and cash equivalents at end of period	$61,495	$53,733

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Business and Reporting Policies

Haverty Furniture Companies, Inc. ("Havertys," "the Company," "we," "our," or "us") is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate within a single reportable segment.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by United States of America generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying footnotes included in our latest Annual Report on Form 10-K.

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

NOTE B - Recently Issued and Adopted Accounting Pronouncements

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

Share-based payments.  In March 2016, the FASB issued ASU 2016-09 which changes how companies account for certain aspects of share-based payments to employees.  Entities are now required to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled.  The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share and the standard also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. The standard allows for the repurchase of a greater number of an employee's shares for tax withholding purposes without triggering liability accounting and for entities to make a policy election to account for forfeitures as they occur. This ASU became effective for the Company beginning January 1, 2017, and its adoption had no material impact on our consolidated financial statements.  We have elected to recognize forfeitures as they occur.

Leases.  In February 2016, the FASB issued ASU 2016-02 which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous U.S. GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. As a result, we will have to recognize a liability representing our lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for Havertys beginning with the first quarter 2019 and we expect to adopt using the modified retrospective method. We are assessing the

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

changes to processes and internal controls to meet the standard's reporting and disclosure requirements. For example, software has been evaluated that will assist in recognition of additional assets and liabilities to be included on the balance sheet related to operating leases with durations greater than twelve months, with certain allowable exceptions. We continue to evaluate the expected financial impact of this standard on our consolidated financial position or results of operations.

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts.

The FASB has recently issued several amendments to the revenue standard, including clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identifying performance obligations. These amendments do not change the core principle of the standard, but provide clarity and implementation guidance.

This standard is effective for Havertys beginning January 1, 2018.  We are currently finalizing our comprehensive implementation plan, including the testing of any new controls and processes designed to comply with ASU 2014-09. We have not yet determined which adoption method we will use, retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. At this time, we do not believe this standard will have a material effect on Havertys' financial condition, results of operations or liquidity.

NOTE C – Restricted Cash and Cash Equivalents

Our insurance carrier requires us to collateralize a portion of our workers' compensation obligations. These escrowed funds are shown as restricted cash and cash equivalents on our consolidated balance sheets and are investments in money market funds held by an agent.  The changes in the balance are shown in investing activities on our consolidated statements of cash flows.  The annual agreement with our carrier governing these funds expires on December 31, 2017.

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $5.3 million at March 31, 2017 and $4.4 million at December 31, 2016 and are included in other assets.  The related liabilities of the same amounts are included in other liabilities.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE F – Credit Arrangement

We have a $60.0 million revolving credit facility secured by our inventory, accounts receivable, cash, and certain other personal property.  Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit.  Amounts available to borrow are based on the lesser of the borrowing base or the $60.0 million line amount, reduced by $6.0 million if a fixed charge coverage ratio test for the immediately preceding 12 months are not met.  The credit facility contains covenants that, among other things, limit our ability to incur certain types of debt or liens, pay dividends, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses.

The borrowing base was $55.2 million at March 31, 2017, there were no outstanding letters of credit, and the net availability was $49.2 million.  We have not had any borrowings under the facility, which matures March 31, 2021, since its origination in 2008.

NOTE G – Lubbock, Texas

Our store in Lubbock, Texas sustained significant damage on December 27, 2015 from a blizzard.  We reduced the value of the property and its contents at December 31,2015 to zero and recorded an insurance recovery receivable.  During the first quarter of 2016 we had not received any insurance recovery. In the second quarter of 2016 we opened a temporary location and began reconstruction of a new store.  During the 2016 year, we recorded $2.3 million in gains for the insurance recovery on the building and $1.1 million for inventory, business interruption and other expenses.  During the first quarter of 2017, we recorded $1.0 million in gains for the insurance recovery on the building and $0.2 million for business interruption and other expenses.  We expect to receive minor additional amounts in 2017.

NOTE H – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rate for the three months ended March 31, 2017 and 2016 was 38.5%. The primary difference in the effective rate and the statutory rate is due to state income taxes.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – Stock Based Compensation Plan
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2016 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the three months ended March 31, 2017:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2016	397,320	$21.64	100,875	$18.14
Granted	188,290	21.80	—	—
Restrictions lapsed or exercised	(23,847)	28.93	—	—
Forfeited	—		—	—
Outstanding at March 31, 2017	561,763	$21.39	100,875	$18.14
Exercisable at March 31, 2017	—	—	74,875	$18.14
Awards expected to vest	561,763	$21.39	—	—

Grants of equity awards are made to certain officers and key employees under stockholder approved long-term incentive plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2017, the Company granted 59,000 awards for which the shares ultimately issued will be based upon the achievement of various performance measures. The restricted units earned under most of these awards vest after three years. The remaining grants have time-based vesting of one or four years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense for the three months ended March 31, 2017 and March 31, 2016, was approximately $1.3 million and $1.0 million, respectively. The aggregate intrinsic value of outstanding restricted common stock grants was $13.7 million at March 31, 2017. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at March 31, 2017 was approximately $0.5 million and $0.6 million, respectively.

As of March 31, 2017, the remaining unamortized compensation cost related to unvested equity awards was approximately $6.9 million and is expected to be recognized over a weighted-average period of 2.6 years.

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Common:
Distributed earnings	$2,317	$2,012
Undistributed earnings	3,180	2,248
Basic	5,497	4,260
Class A Common earnings	489	409
Diluted	$5,986	$4,669

Class A Common:
Distributed earnings	$204	$193
Undistributed earnings	285	216
	$489	$409
Denominator:
Common:
Weighted average shares outstanding - basic	19,297	20,121
Assumed conversion of Class A Common Stock	1,813	2,031
Dilutive options, awards and common stock equivalents	430	344

Total weighted-average diluted Common Stock	21,540	22,496

Class A Common:
Weighted average shares outstanding	1,813	2,031

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2017					2016
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$200.4	3.0%	$5.9	1.6%	$3.0	$194.5	1.7%	$3.2	0.9%	$1.6

Our average written ticket was up 2.9% and custom order upholstery sales grew 10.3% for the first quarter compared to the 2016 period.  We had increases in most product categories led by mattresses and accessories.

Gross Profit

Gross profit for the first quarter of 2017 was 54.7%, up 100 basis points compared to the prior year period. Lower inbound freight on imported products along with our execution on pricing and product mix generated most of the improvement with additional contribution from reduced product markdowns.

Our expectation for annual gross profit margins for 2017 is approximately 53.9%.  The costs for inbound freight decreased in the second half of 2016 but are anticipated to increase in the second half of 2017 tempering the recently higher gross margins. Last year there was a change in the LIFO reserve that generated a positive impact in the second half of 2016 but we expect a negative impact in 2017, almost all of which will be recognized in the third and fourth quarters.  Gross margins are expected to be approximately 40 to 50 basis points lower than the full year average due to anticipated inbound ocean freight increases and a related negative LIFO impact.

Substantially all our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses are comprised of five categories: selling; occupancy; delivery and certain warehousing costs; advertising and marketing; and administrative.

Our SG&A costs as a percent of sales for the first three months of the year were 50.1% for 2017 versus 49.5% for 2016.  Total SG&A dollars increased $4.0 million for the three months ended March 31, 2017 compared to the prior year period.  Our selling costs increased $0.8 million in 2017 over 2016 in step with higher sales except for, additional staffing in our new stores, and increased bank card usage costs.  Occupancy expenses rose $0.8 million primarily due to increases in depreciation for new, relocated, and renovated stores.  Our warehouse and delivery expense rose $0.5 million in the first three months of 2017 compared to the prior year period due partly to higher personnel costs and warehouse materials.  Advertising and marketing costs as planned were up $0.8 million in the first quarter of 2017 compared to the prior year period.  Administrative costs rose $1.1 million or 5.1% for the first three months of 2017 over the 2016 period due to higher compensation costs and increased insurance costs for workers' compensation partly offset by lower group medical costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $259.0 million for the full year 2017 versus the $250.0 million, for the same costs in 2016. The increase is largely due to depreciation and occupancy costs for new and relocated stores, overall compensation including staffing increases and inflation. The fixed and discretionary expenses were $63.9 million for the first three months of 2017 versus $61.1 million in 2016, and the increases for the rest of the year will fluctuate with store expansion and with marketing activity which is expected to be at its highest level in the third quarter of 2017. The variable type costs within SG&A for the first three months of 2017 were 18.2% of sales, compared to 18.1% for the same period in 2016, and for the full year of 2017 are anticipated to be 18.1% compared to the 18.2% rate in 2016.

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

We also have a $60.0 million revolving credit facility.  Refer to Note F to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility. The availability at March 31, 2017 was $49.2 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Our cash flows provided by operating activities totaled $5.8 million in the first three months of 2017 compared to cash flows used in operating activities of $4.8 million for the same period of 2016.  This increase was primarily due to smaller decreases in accounts payable and decreases in other assets and liabilities.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $4.2 million in the first three months of 2017 versus $9.0 million for the same period of 2016. This decrease was primarily due to reduced capital expenditures in 2017.

Financing activities used cash of $3.6 million in the first three months of 2017 compared to $3.2 million for the same period of 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Three Months Ended March 31, 2017

Our balance sheet as of March 31, 2017, as compared to our balance sheet as of December 31, 2016, changed as follows:

•	increase in inventories of $6.2 million in advance of supplying factories shutdown for Chinese New Year;
•	decrease in other current assets of $2.6 million primarily from timing related to third party financing receivables;
•	decrease in accounts payable of $2.3 million as level of outstanding purchases is typically high at the end of the year;
•	increase in customer deposits of $2.3 million as undelivered sales increased as is generally the case compared to year end;
•	decrease in accrued liabilities of $4.2 million due to typical payments made for year-end accruals such as incentive pay and real estate tax liabilities.

Store Plans and Capital Expenditures

Location	Opening (Closing) Quarter Actual or Planned	Category
Lubbock, TX	Q-1-17	Replacement
Greensboro, NC	Q-2-17	New Market
Columbia, SC	Q-3-17	Replacement
To be announced	(Q-4-17)	Closure

These plans combined with other changes should increase standard net selling space in 2017 by approximately 0.3%.  Our current plans for 2017 also include starting on the expansion of our Western Distribution Center. Total capital expenditures are estimated to be $27.0 million in 2017 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of March 31, 2017 we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2016. We had no significant changes in those critical accounting estimates since our last annual report.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii)  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 3, 2017	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Dennis L. Fink
Dennis L. Fink
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)