Form 10-Q
period 2017-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2017-08-02
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended June 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period from to
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒
The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of July 31, 2017, were:  Common Stock – 19,421,153; Class A Common Stock – 1,797,296.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$65, 858	$63,481
Restricted cash and cash equivalents	8,065	8,034
Accounts receivable	2,915	4,244
Inventories	103,822	102,020
Prepaid expenses	10,296	8,836
Other current assets	4,934	7,500
Total current assets	195,890	194,115
Accounts receivable, long-term	352	462
Property and equipment	229,221	233,667
Deferred income taxes	20,148	18,376
Other assets	8,707	7,885
Total assets	$454,318	$454,505
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$20,770	$25,662
Customer deposits	28,481	24,923
Accrued liabilities	33,469	41,904
Current portion of lease obligations	3,624	3,461
Total current liabilities	86,344	95,950
Lease obligations, less current portion	51,151	52,013
Other liabilities	26,532	24,671
Total liabilities	164,027	172,634

Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2017 – 28,916; 2016 – 28,793	28,916	28,793
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2017 – 2,323; 2016 – 2,340	2,323	2,340
Additional paid-in capital	87,352	86,273
Retained earnings	284,825	277,707
Accumulated other comprehensive loss	(1,803)	(1,830)
Less treasury stock at cost – Common Stock (2017 – 9,498 and 2016 – 9,506) and Convertible Class A Common Stock (2017 and 2016 – 522)	(111,322)	(111,412)
Total stockholders' equity	290,291	281,871
Total liabilities and stockholders' equity	$454,318	$454,505

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$196,829	$194,774	$397,257	$389,285
Cost of goods sold	89,710	90,614	180,542	180,706
Gross profit	107,119	104,160	216,715	208,579
Credit service charges	42	54	87	119
Gross profit and other revenue	107,161	104,214	216,802	208,698

Expenses:
Selling, general and administrative	96,837	96,711	197,212	193,064
Provision for doubtful accounts	61	111	163	215
Other expense (income), net	4	(1,911)	(1,155)	(2,093)
Total expenses	96,902	94,911	196,220	191,186

Income before interest and income taxes	10,259	9,303	20,582	17,512
Interest expense, net	565	541	1,148	1,163

Income before income taxes	9,694	8,762	19,434	16,349
Income tax expense	3,509	3,388	7,263	6,306
Net income	$6,185	$5,374	$12,171	$10,043

Other comprehensive income
Adjustments related to retirement plan; net of tax expense of $9 and $18 in 2017 and $11 and $22 in 2016	$11	$19	$27	$38

Comprehensive income	$6,196	$5,393	$12,198	$10,081

Basic earnings per share:
Common Stock	$0.29	$0.25	$0.58	$0.46
Class A Common Stock	$0.28	$0.24	$0.55	$0.44

Diluted earnings per share:
Common Stock	$0.29	$0.24	$0.56	$0.45
Class A Common Stock	$0.27	$0.23	$0.54	$0.43

Cash dividends per share:
Common Stock	$0.1200	$0.100	$0.240	$0.200
Class A Common Stock	$0.1125	$0.095	$0.225	$0.190

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$12,171	$10,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,201	13,992
Share-based compensation expense	2,175	2,163
Deferred income taxes	(1,790)	(1,200)
Gain on insurance recovery	(1,170)	(1,914)
Proceeds from insurance recovery	311	1,041
Provision for doubtful accounts	163	215
Other	629	453
Changes in operating assets and liabilities:
Accounts receivable	1,276	1,305
Inventories	(1,802)	(1,046)
Customer deposits	3,558	6,773
Other assets and liabilities	2,558	(10,927)
Accounts payable and accrued liabilities	(13,183)	(10,269)
Net cash provided by operating activities	20,097	10,629
Cash Flows from Investing Activities:
Capital expenditures	(10,457)	(18,523)
Maturities of investments	—	11,500
Proceeds from insurance recovery for destroyed property and equipment	989	2,297
Other	48	1
Net cash used in investing activities	(9,420)	(4,725)

Cash Flows from Financing Activities:
Payments on lease obligations	(1,708)	(1,505)
Taxes on vested restricted shares	(1,539)	(883)
Dividends paid	(5,053)	(4,368)
Common stock purchased	—	(21,282)
Net cash used in financing activities	(8,300)	(28,038)

Increase (decrease) in cash and cash equivalents during the period	2,377	(22,134)
Cash and cash equivalents at beginning of period	63,481	70,659
Cash and cash equivalents at end of period	$65,858	$48,525

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Business and Reporting Policies

Haverty Furniture Companies, Inc. ("Havertys," "the Company," "we," "our," or "us") is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate within a single reportable segment.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by United States of America generally accepted accounting principles ("U.S. GAAP") for complete financial statements. The Company believes that the disclosures made are adequate to make the information not misleading.  The financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying footnotes included in our latest Annual Report on Form 10-K.

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

Share-based payments.  In March 2016, the FASB issued ASU 2016-09 which changes how companies account for certain aspects of share-based payments to employees.  Entities are now required to record all excess tax deficiencies and tax benefits as income tax expense or benefit in the income statement when the awards vest or are settled.  The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share and the standard also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. The standard allows for the repurchase of a greater number of an employee's shares for tax withholding purposes without triggering liability accounting and for entities to make a policy election to account for forfeitures as they occur. This ASU became effective for the Company beginning January 1, 2017, and its adoption had no material impact on our consolidated financial statements.  We have elected to recognize forfeitures as they occur.

Leases.  In February 2016, the FASB issued ASU 2016-02 which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous U.S. GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. As a result, we will have to recognize a liability representing our lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for Havertys beginning with the first quarter 2019 and we expect to adopt using the modified retrospective method. We are assessing the

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

changes to processes and internal controls to meet the standard's reporting and disclosure requirements. For example, software has been evaluated that will assist in recognition of additional assets and liabilities to be included on the balance sheet related to operating leases with durations greater than twelve months, with certain allowable exceptions. We continue to evaluate the expected financial impact of this standard on our consolidated financial position and results of operations.

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

This standard is effective for Havertys beginning January 1, 2018.  We are currently finalizing our comprehensive implementation plan, including the testing of any new controls and processes designed to comply with ASU 2014-09.  We are also evaluating guidance on practical expedients as part of the transition.  We currently plan to use the modified retrospective (or cumulative-effect) adoption method.   We sell home furnishings and recognize revenue at delivery and this will not change under the new standard. At this time, we do not believe this standard will have a material effect on Havertys' financial condition, results of operations or liquidity and expect our final assessment will be complete by September 2017.

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $5.5 million at June 30, 2017 and $4.4 million at December 31, 2016 and are included in other assets.  The related liabilities of the same amounts are included in other liabilities.

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

The borrowing base was $51.8 million at June 30, 2017, there were no outstanding letters of credit, and the net availability was $45.8 million.  We have not had any borrowings under the facility, which matures March 31, 2021, since its origination in 2008.

NOTE G – Lubbock, Texas

Our store in Lubbock, Texas sustained significant damage on December 27, 2015 from a blizzard.  We reduced the value of the property and its contents at December 31,2015 to zero and recorded an insurance recovery receivable.  During the first quarter of 2016 we had not received any insurance recovery. In the second quarter of 2016 we opened a temporary location and began reconstruction of a new store.  We received $3.3 million in insurance proceeds during the second quarter of 2016 for the inventory destroyed and the liquidated value of the building and recorded a gain on insurance recovery of $1.9 million.  During the 2016 year, we recorded $2.3 million in gains for the insurance recovery towards the full replacement value on the building and $1.1 million for inventory, business interruption and other expenses.  During the first quarter of 2017, we recorded $1.0 million in gains for the insurance recovery on the building and $0.2 million for business interruption and other expenses.  We expect to receive minor additional amounts in 2017.

NOTE H – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rate for the six months ended June 30, 2017 and 2016 was 37.4% and 38.6%, respectively. The primary difference in the effective rate and the statutory rate is due to state income taxes and excess tax benefits of $0.2 million in 2017 from vested stock awards.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – Stock Based Compensation Plan
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2016 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the six months ended June 30, 2017:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2016	397,320	$21.64	100,875	$18.14
Granted	199,382	22.00	—	—
Restrictions lapsed or exercised	(157,406)	22.02	(35,875)	18.14
Forfeited	(1,361)	20.71	—	—
Outstanding at June 30, 2017	437,935	$21.67	65,000	$18.14
Exercisable at June 30, 2017	—	—	65,000	$18.14
Awards expected to vest	416,503	$21.69	—	—

Grants of equity awards are made to certain officers and key employees under stockholder approved long-term incentive plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2017, the Company granted approximately 63,000 awards for which the shares ultimately issued will be based upon the achievement of various performance measures. The restricted units earned under most of these awards vest after three years. The remaining grants have time-based vesting of one or four years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense was approximately $2.2 million for the six months ended June 30, 2017 and June 30, 2016. The aggregate intrinsic value of outstanding restricted common stock grants was $11.0 million at June 30, 2017. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at June 30, 2017 was approximately $0.5 million.

As of June 30, 2017, the remaining unamortized compensation cost related to unvested equity awards was approximately $6.1 million and is expected to be recognized over a weighted-average period of 2.5 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Common:
Distributed earnings	$2,330	$1,970	$4,646	$3,982
Undistributed earnings	3,355	2,924	6,536	5,172
Basic	5,685	4,894	11,182	9,154
Class A Common earnings	500	480	989	889
Diluted	$6,185	$5,374	$12,171	$10,043

Class A Common:
Distributed earnings	$203	$193	$407	$386
Undistributed earnings	297	287	582	503
	$500	$480	$989	$889
Denominator:
Common:
Weighted average shares outstanding - basic	19,377	19,645	19,337	19,883
Assumed conversion of Class A Common Stock	1,801	2,027	1,807	2,029
Dilutive options, awards and common stock equivalents	418	317	424	331

Total weighted-average diluted Common Stock	21,596	21,989	21,568	22,243

Class A Common:
Weighted average shares outstanding	1,801	2,027	1,807	2,029

Basic earnings per share:
Common Stock	$0.29	$0.25	$0.58	$0.46
Class A Common Stock	$0.28	$0.24	$0.55	$0.44

Diluted earnings per share:
Common Stock	$0.29	$0.24	$0.56	$0.45
Class A Common Stock	$0.27	$0.23	$0.54	$0.43

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2017					2016
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$200.4	3.0%	$5.9	1.6%	$3.0	$194.5	1.7%	$3.2	0.9%	$1.6
Q2	196.8	1.1	2.1	(0.2)	(0.4)	194.8	3.8	7.1	3.8	6.9
First Half	$397.3	2.1%	$8.0	0.7%	$2.6	$389.3	2.7%	$10.2	2.3%	$8.5

Our average written ticket was up 3.1% and custom order upholstery sales grew 6.2% for the second quarter compared to the 2016 period.  We had increases in most product categories led by accessories, upholstery and dining.

Gross Profit

Gross profit for the second quarter of 2017 was 54.4%, up 90 basis points compared to the prior year period. Gross profit for the first half of 2017 was 54.6% compared to 53.6% for the same period of 2016.  Lower inbound freight on imported products along with our execution on pricing and product mix generated most of the improvement with additional contribution from reduced product markdowns.

Our expectation for annual gross profit margins for the full year of 2017 is approximately 54.2%. The costs for inbound freight decreased in the second half of 2016 but are anticipated to increase modestly in the second half of 2017 tempering the recently higher gross margins. Last year there was a change in the LIFO reserve that generated a positive impact in the second half of 2016 but we expect a negative impact in 2017, almost all of which will be recognized in the third and fourth quarters.  Second half gross margins are expected to be approximately 20 to 30 basis points lower than the full year average due to anticipated inbound ocean freight increases and a related negative LIFO impact.

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

Our SG&A costs as a percent of sales was 49.2% for the second quarter and 49.6% for the same period in 2016.  Total SG&A dollars for the second quarter of 2017 were relatively flat compared to the prior year period.  Occupancy expense rose $1.1 million primarily due to increases in depreciation and other costs associated with new stores and renovations. Advertising and marketing expenses were down $0.9 million in the second quarter of 2017 compared to the prior year period as our advertising plan shifted more spending into the third quarter.  Administrative costs were down $0.7 million primarily due to lower group medical expenses partly offset by increased technology costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our SG&A costs as a percent of sales for the first half of the year were 49.6% for 2017 and 2016.  Total SG&A dollars increased $4.1 million for the six months ended June 30, 2017 compared to the prior year period.  Our selling costs increased $1.1 million in 2017 over 2016 in step with higher sales and also for, additional staffing in our new stores, and increased bank card usage costs.  Occupancy expenses rose $1.9 million primarily due to increases in depreciation and other costs for new, relocated, and renovated stores.  Our warehouse and delivery expense rose $0.8 million in the first half of 2017 compared to the prior year period due partly to higher personnel costs and delivery truck operating expenses.  Advertising and marketing costs as planned in the first half of 2017 were flat compared to the prior year period.  Administrative costs rose $0.4 million or 0.9% for the first half of 2017 over the 2016 period due to higher compensation costs, increased insurance costs for workers' compensation, and technology expenses partly offset by lower group medical costs.

Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $259.0 million for the full year 2017 versus the $250.0 million, for the same costs in 2016. The increase is largely due to depreciation and occupancy costs for new and relocated stores, overall compensation including staffing increases and inflation. The fixed and discretionary expenses were $124.8 million for the first half of 2017 versus $122.5 million in 2016, and the increases for the rest of the year will fluctuate with store expansion and with marketing activity which is expected to be at its highest level in the third quarter of 2017. The variable type costs within SG&A for the first half of 2017 were 18.2% of sales, compared to 18.1% for the same period in 2016, and for the full year of 2017 are anticipated to be 18.3% compared to the 18.2% rate in 2016.

Liquidity and Capital Resources
Our primary cash requirements include working capital needs, contractual obligations, income tax obligations and capital expenditures.  We have funded these requirements primarily through cash generated from operations.  We have no funded debt and our lease obligations are primarily due to arrangements that are not considered capital leases but must be recorded on our balance sheets.  We believe funds generated from our expected results of operations and available cash and cash equivalents will be sufficient for the next 12 months to fund our primary obligations, dividends, stock repurchases and complete capital projects that we have underway or currently contemplate.

We also have a $60.0 million revolving credit facility.  Refer to Note F to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility. The availability at June 30, 2017 was $45.8 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Our cash flows provided by operating activities totaled $20.1 million in the first six months of 2017 compared to $10.6 million for the same period of 2016.  This increase was primarily due to increased net income and decreases versus increases in other assets and liabilities partly offset by smaller increases in customer deposits. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $9.4 million in the first six months of 2017 versus $4.7 million for the same period of 2016. This difference is primarily due to the maturities of commercial paper investments in 2016 partly offset by higher capital expenditures in 2016.

Financing activities used cash of $8.3 million in the first six months of 2017 compared to $28.0 million for the same period of 2016. This difference is primarily due to the acquisition of $21.3 million of the Company's common stock in 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Six Months Ended June 30, 2017

Our balance sheet as of June 30, 2017, as compared to our balance sheet as of December 31, 2016, changed as follows:

•	decrease in other current assets of $2.6 million primarily from timing related to third party financing receivables;
•	decrease in accounts payable of $4.9 million as level of outstanding purchases is typically high at the end of the year;
•	increase in customer deposits of $3.6 million as undelivered sales increased as is generally the case compared to year end;
•	decrease in accrued liabilities of $8.4 million due to typical payments made for year-end accruals such as incentive pay and real estate tax liabilities.

Store Plans and Capital Expenditures

Location	Opening (Closing) Quarter Actual or Planned	Category
Lubbock, TX	Q-1-17	Replacement
Columbia, SC	(Q-1-17)	Replacement
Greensboro, NC	Q-2-17	New Market
Columbia, SC	Q-4-17	Replacement
To be announced	(Q-4-17)	Closure

These plans combined with other changes should increase net selling space in 2017 by approximately 0.3%.  Our current plans for 2017 also include starting the expansion of our Western Distribution Center. Total capital expenditures are estimated to be $28.0 million in 2017 depending on the timing of spending for new projects.

In addition to the above, the Company's Wichita, Kansas store was closed July 14, 2017 due to a rupture of a water pipe below the foundation.  The assessment of the damage and timeline for repairs is ongoing and this leased location may remain closed until mid-November.

Off-Balance Sheet Arrangements
As of June 30, 2017 we had no off-balance sheet arrangements or obligations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased. On August 9, 2016, the board authorized management to purchase up to $10.0 million of common and Class A common stock after the balance of an immaterial amount from a previous authorization is utilized.  No shares of common stock or Class A common stock were repurchased during the six months ended June 30, 2017.

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2017 and 2016, (iii)  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 2, 2017	By:	/s Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)