Form 10-Q
period 2017-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2017-11-02
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended September 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒
The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of October 31, 2017, were:  Common Stock – 19,423,144; Class A Common Stock – 1,796,296.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$86,903	$63,481
Restricted cash and cash equivalents	8,089	8,034
Accounts receivable	2,706	4,244
Inventories	99,664	102,020
Prepaid expenses	8,910	8,836
Other current assets	6,973	7,500
Total current assets	213,245	194,115
Accounts receivable, long-term	311	462
Property and equipment	226,693	233,667
Deferred income taxes	21,339	18,376
Other assets	8,611	7,885
Total assets	$470,199	$454,505
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$26,550	$25,662
Customer deposits	29,454	24,923
Accrued liabilities	38,418	41,904
Current portion of lease obligations	3,733	3,461
Total current liabilities	98,155	95,950
Lease obligations, less current portion	51,523	52,013
Other liabilities	26,549	24,671
Total liabilities	176,227	172,634

Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2017 – 28,920; 2016 – 28,793	28,920	28,793
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2017 – 2,320; 2016 – 2,340	2,320	2,340
Additional paid-in capital	88,206	86,273
Retained earnings	287,638	277,707
Accumulated other comprehensive loss	(1,790)	(1,830)
Less treasury stock at cost – Common Stock (2017 – 9,498 and 2016 – 9,506) and Convertible Class A Common Stock (2017 and 2016 – 522)	(111,322)	(111,412)
Total stockholders' equity	293,972	281,871
Total liabilities and stockholders' equity	$470,199	$454,505

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$207,647	$211,690	$604,904	$600,976
Cost of goods sold	95,632	97,953	276,175	278,660
Gross profit	112,015	113,737	328,729	322,316
Credit service charges	38	54	126	173
Gross profit and other revenue	112,053	113,791	328,855	322,489

Expenses:
Selling, general and administrative	102,099	101,745	299,310	294,809
Provision for doubtful accounts	18	70	181	286
Other expense (income), net	(276)	(705)	(1,430)	(2,799)
Total expenses	101,841	101,110	298,061	292,296

Income before interest and income taxes	10,212	12,681	30,794	30,193
Interest expense, net	493	556	1,641	1,719

Income before income taxes	9,719	12,125	29,153	28,474
Income tax expense	3,736	4,759	10,999	11,065
Net income	$5,983	$7,366	$18,154	$17,409

Other comprehensive income
Adjustments related to retirement plan; net of tax expense of $9 and $27 in 2017 and $12 and $34 in 2016	$13	$18	$40	$56

Comprehensive income	$5,996	$7,384	$18,194	$17,465

Basic earnings per share:
Common Stock	$0.28	$0.35	$0.86	$0.81
Class A Common Stock	$0.27	$0.33	$0.82	$0.77

Diluted earnings per share:
Common Stock	$0.28	$0.34	$0.84	$0.79
Class A Common Stock	$0.27	$0.33	$0.81	$0.76

Cash dividends per share:
Common Stock	$0.1500	$0.1200	$0.3900	$0.3200
Class A Common Stock	$0.1425	$0.1125	$0.3675	$0.3025

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$18,154	$17,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,819	21,472
Stock-based compensation expense	3,045	2,992
Deferred income taxes	(2,990)	(3,030)
Gain on insurance recovery	(1,531)	(2,460)
Proceeds from insurance recovery	916	2,327
Provision for doubtful accounts	181	286
Other	626	450
Changes in operating assets and liabilities:
Accounts receivable	1,508	1,330
Inventories	2,356	9,821
Customer deposits	4,531	9,418
Other assets and liabilities	1,977	(5,176)
Accounts payable and accrued liabilities	(2,844)	(7,603)
Net cash provided by operating activities	48,748	47,236
Cash Flows from Investing Activities:
Capital expenditures	(15,394)	(25,292)
Maturities of investments	—	12,000
Proceeds from insurance recovery for destroyed property and equipment	1,045	2,312
Other	28	(3)
Net cash used in investing activities	(14,321)	(10,983)

Cash Flows from Financing Activities:
Payments on lease obligations	(2,577)	(2,295)
Taxes on vested restricted shares	(1,555)	(883)
Dividends paid	(8,223)	(6,885)
Common stock purchased	—	(21,282)
Construction allowance receipts	1,350	—
Net cash used in financing activities	(11,005)	(31,345)

Increase in cash and cash equivalents during the period	23,422	4,908
Cash and cash equivalents at beginning of period	63,481	70,659
Cash and cash equivalents at end of period	$86,903	$75,567

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

The FASB has issued several amendments to the revenue standard, including clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net). These amendments do not change the core principle of the standard, but provide clarity and implementation guidance.

This standard is effective for Havertys beginning January 1, 2018 and will not have a material effect on Havertys' financial condition, results of operations or liquidity.  We sell home furnishings and recognize revenue at delivery and this will not change under the new standard. We have substantially completed our comprehensive implementation plan, including the implementation of new controls and processes designed to comply with ASU 2014-09.  We will use the modified retrospective (or cumulative-effect) adoption method and estimate the impact to retained earnings will be a reduction of less than $100,000.

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $5.7 million at September 30, 2017 and $4.4 million at December 31, 2016 and are included in other assets.  The related liabilities of the same amounts are included in other liabilities.

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

The borrowing base was $48.4 million at September 30, 2017, there were no outstanding letters of credit, and the net availability was $42.4 million.  We have not had any borrowings under the facility, which matures March 31, 2021, since its origination in 2008.

NOTE G – Insurance Recovery and Gains

Our store in Lubbock, Texas sustained significant damage on December 27, 2015 from a blizzard.  We reduced the value of the property and its contents at December 31,2015 to zero and recorded an insurance recovery receivable.  In the second quarter of 2016 we opened a temporary location and began reconstruction of a new store.  We received $4.6 million in insurance proceeds during the first nine months of 2016 for the building and inventory destroyed and recorded a gain on insurance recovery of $2.5 million.  During 2017, we recorded an additional $1.4 million in gains for the insurance recovery on the building, business interruption and other expenses.

Our store in Wichita, Kansas was closed in mid-July 2017 due to a rupture of a water pipe below the foundation and is expected to reopen in late November 2017.  We have received $0.4 million in insurance proceeds for the inventory destroyed and other expenses and we anticipate receiving additional amounts.

NOTE H – Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rate for the nine months ended September 30, 2017 and 2016 was 37.7% and 38.9%, respectively. The primary difference in the effective rate and the statutory rate is due to state income taxes and excess tax benefits of $0.2 million in 2017 from vested stock awards.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – Stock Based Compensation Plan
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2016 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the nine months ended September 30, 2017:
	Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2016	397,320	$21.64	100,875	$18.14
Granted	199,382	22.00	—	—
Restrictions lapsed or exercised	(157,406)	22.02	(43,875)	18.14
Forfeited	(4,507)	19.79	—	—
Outstanding at September 30, 2017	434,789	$21.69	57,000	$18.14
Exercisable at September 30, 2017	—	—	57,000	$18.14
Awards expected to vest	420,491	$21.70	—	—

Grants of equity awards are made to certain officers and key employees under stockholder approved long-term incentive plans. The restrictions on most of the awards generally lapse annually, primarily over four year periods. During 2017, the Company granted approximately 63,000 awards for which the shares ultimately issued will be based upon the achievement of various performance measures. The restricted units earned under most of these awards vest after three years. The remaining grants have time-based vesting of one or four years. The compensation is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis.  Stock based compensation expense was approximately $3.0 million for the nine months ended September 30, 2017 and September 30, 2016. The aggregate intrinsic value of outstanding restricted common stock grants was $11.4 million at September 30, 2017. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at September 30, 2017 was approximately $0.5 million.

As of September 30, 2017, the remaining unamortized compensation cost related to unvested equity awards was approximately $5.3 million and is expected to be recognized over a weighted-average period of 2.4 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Common:
Distributed earnings	$2,913	$2,290	$7,560	$6,273
Undistributed earnings	2,586	4,405	9,122	9,581
Basic	5,499	6,695	16,682	15,854
Class A Common earnings	484	671	1,472	1,555
Diluted	$5,983	$7,366	$18,154	$17,409

Class A Common:
Distributed earnings	$256	$227	$663	$612
Undistributed earnings	228	444	809	943
	$484	$671	$1,472	$1,555
Denominator:
Common:
Weighted average shares outstanding - basic	19,421	19,083	19,365	19,615
Assumed conversion of Class A Common Stock	1,798	2,021	1,804	2,026
Dilutive options, awards and common stock equivalents	391	332	413	331

Total weighted-average diluted Common Stock	21,610	21,436	21,582	21,972

Class A Common:
Weighted average shares outstanding	1,798	2,021	1,804	2,026

Basic earnings per share:
Common Stock	$0.28	$0.35	$0.86	$0.81
Class A Common Stock	$0.27	$0.33	$0.82	$0.77

Diluted earnings per share:
Common Stock	$0.28	$0.34	$0.84	$0.79
Class A Common Stock	$0.27	$0.33	$0.81	$0.76

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2017					2016
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$200.4	3.0%	$5.9	1.6%	$3.0	$194.5	1.7%	$3.2	0.9%	$1.6
Q2	196.8	1.1	2.1	(0.2)	(0.4)	194.8	3.8	7.1	3.8	6.9
Q3	207.6	(1.9)	(4.0)	(2.9)	(6.0)	211.7	0.8	1.8	1.2	2.5
9 Months ended September 30	$604.9	0.7%	$3.9	(0.6)%	$(3.3)	$601.0	2.0%	$12.0	1.9%	$11.0

Total written sales for the third quarter of 2017 were down 3.5% and written comparable store sales decreased 4.2% over the same period last year. During September, 55 of Havertys stores were closed for one or more days due to Hurricane Irma.  The negative impact on third quarter total written sales and written comparable store sales because of these closures is estimated at 1.2%.

Our average written ticket was up 0.5% and custom order upholstery sales grew 2.6% for the third quarter compared to the 2016 period.  For the nine months ended September 30, our average written ticket was up 2.0% and custom upholstery written business was up 4.0%.

Gross Profit

Gross profit for the third quarter of 2017 was 53.9%, up 20 basis points compared to the prior year period. Our execution on pricing and product mix and reduced product markdowns offset the higher inbound freight on imported products and negative LIFO impact.  There was a $0.5 million increase in the LIFO reserve during the third quarter of 2017 versus a $0.7 million decrease in 2017, a change of $1.2 million or 59 basis points.

Gross profit for the first nine months of 2017 was 54.3% compared to 53.6% for the same period of 2016.  The LIFO year-over-year change was $1.3 million or 21 basis points.

Our expectation for annual gross profit margins for the full year of 2017 is approximately 54.2%. Last year there was a change in the LIFO reserve that generated a positive impact in the second half of 2016.  Gross margins are expected to be approximately 15 to 25 basis points lower than the full year average due to inbound ocean freight increases and a related negative LIFO impact. We expect a negative year-over-year LIFO impact in the fourth quarter of 2017 of $1.3 to $1.5 million.

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

Our SG&A costs as a percent of sales was 49.2% for the third quarter of 2017 and 48.1% for the same period in 2016.  Total SG&A dollars for the third quarter of 2017 were relatively flat compared to the prior year period.  Occupancy expense rose $1.0 million primarily due to increases in repairs and other costs associated with new stores and renovations. Advertising and marketing expenses were up $2.1 million in the third quarter of 2017 compared to the prior year period as our advertising plan shifted more spending into the third quarter.  Administrative costs were down $1.4 million primarily due to lower group medical expenses and incentive compensation costs. Warehouse and delivery were down $1.1 million as sales decreased for the period.

Our SG&A costs as a percent of sales for the first nine months of the year were 49.5% for 2017 and 49.1% for 2016.  Total SG&A dollars increased $4.5 million for the nine months ended September 30, 2017 compared to the prior year period.  Our selling costs increased $0.8 million in 2017 over 2016 in step with higher sales and also for, additional staffing in our new stores, and increased bank card usage costs.  Occupancy expenses rose $2.9 million primarily due to increases in depreciation and repairs.  Our warehouse and delivery expense decreased $0.2 million in the first nine months of 2017 compared to the prior year period due partly to lower temporary personnel costs offset by delivery truck operating expenses.  Advertising and marketing costs as planned in the first nine months of 2017 were up $2.0 million compared to the prior year period.  Administrative costs declined $1.0 million for the first nine months of 2017 over the 2016 period due to lower group medical costs partly offset by higher compensation costs and technology expenses.

Our normal fixed and discretionary type expenses within SG&A costs for the third quarter of 2017 were $64.7 million and $63.3 million in 2016 and were $189.6 million and $185.7 million for the nine months ended September 30, 2017 and 2016, respectively. These costs are expected to be approximately $257.0 million for the full year 2017 versus the $249.9 million, for the same costs in 2016. The increase is largely due to depreciation and occupancy costs for new and relocated stores, overall compensation including staffing increases and inflation.  The variable type costs within SG&A for the first nine months of 2017 were 18.1% of sales, compared to 18.2% for the same period in 2016, and for the full year of 2017 are anticipated to be 18.2%, the same rate in 2016.

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

We also have a $60.0 million revolving credit facility.  Refer to Note F to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility. The availability at September 30, 2017 was $42.4 million and there were no borrowed amounts outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary of Cash Activities
Our cash flows provided by operating activities totaled $48.7 million in the first nine months of 2017 compared to $47.2 million for the same period of 2016.  This increase was primarily due to increased net income and smaller increases in inventories and customer deposits, smaller decreases in accounts payable and accrued liabilities and decreases versus increases in other assets and liabilities. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $14.3 million in the first nine months of 2017 versus $11.0 million for the same period of 2016. This difference is primarily due to the maturities of commercial paper investments in 2016 partly offset by higher capital expenditures in 2016.

Financing activities used cash of $11.0 million in the first nine months of 2017 compared to $31.3 million for the same period of 2016. This difference is primarily due to the acquisition of $21.3 million of the Company's common stock in 2016.

Balance Sheet Changes for the Nine Months Ended September 30, 2017

Our balance sheet as of September 30, 2017, as compared to our balance sheet as of December 31, 2016, changed as follows:

•	decrease in accounts receivable of $1.7 million as fewer customers use Havertys' internal financing;
•	decrease in inventories of $2.4 million as stocking levels are higher at year end;
•	decrease in property and equipment of $7.0 million due primarily from a $5.2 million increase in accumulated depreciation; and
•	increase in customer deposits of $4.5 million as undelivered sales increased as is generally the case compared to year end.

Store Plans and Capital Expenditures

Location	Opening (Closing) Quarter Actual or Planned	Category
Lubbock, TX	Q-1-17	Replacement
Columbia, SC	(Q-1-17)	Replacement
Greensboro, NC	Q-2-17	New Market
Columbia, SC	Q-4-17	Replacement
Birmingham, AL	(Q-4-17)	Closure

These plans combined with other changes should increase net selling space in 2017 by approximately 0.3%.  Our current plans for 2018 include opening two new stores and the completion of the expansion of our Western Distribution Center. These planned openings combined with expected store closures should keep net selling space in 2018 flat compared to 2017.  Total capital expenditures are estimated to be $28.0 million in 2017 and $18.0 million in 2018 depending on the timing of spending for new projects.

In addition to the above, the Company's Wichita, Kansas store was closed July 14, 2017 due to a rupture of a water pipe below the foundation.  The repairs are ongoing and this leased location is estimated to reopen in late November.

Off-Balance Sheet Arrangements
As of September 30, 2017 we had no off-balance sheet arrangements or obligations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased. On August 9, 2016, the board authorized management to purchase up to $10.0 million of common and Class A common stock after the balance of an immaterial amount from a previous authorization is utilized.  No shares of common stock or Class A common stock were repurchased during the nine months ended September 30, 2017.

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2017 and 2016, (iii)  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 2, 2017	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)