Form 10-K
period 2017-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2018-03-02
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number:     1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of Incorporation)	(IRS Employer Identification Number)

780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)

(404) 443-2900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock ($1.00 Par Value)	New York Stock Exchange, Inc.
Class A Common Stock ($1.00 Par Value)	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emergency growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $477,498,547 (based on the closing sale prices of the registrant's two classes of common stock as reported by the New York Stock Exchange).

There were 19,427,144 shares of common stock and 1,767,296 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 27, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2018 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.

Annual Report on Form 10-K for the year ended December 31, 2017

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

Our customers use varying methods to purchase or finance their sales.  As an added convenience to our customers, we offer financing by a third-party finance company or through an internal revolving charge credit plan.  Sales financed by the third-party provider are not Havertys' receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party provider for 2017 were no interest offers requiring monthly payments over periods of 18 to 36 months. The fees we pay to the third-party are included in SG&A as a selling expense.  We also maintain a small in-house financing program for our customers with the offer most frequently chosen carrying no interest for 12 months and requiring equal monthly payments. This program generates very minor credit revenue and is for credit worthy customers who prefer financing with the retailer directly or who are not able to quickly establish sufficient credit with other providers on comparable terms.

The following summarizes the different purchasing methods used as a percent of amount due from customers including sales tax:

	Year Ended December 31,
	2017	2016	2015
Cash or check	8.8%	8.5%	9.7%
Credit or debit cards	59.8	58.0	56.3
Third-party financed	30.8	32.5	32.6
Havertys financed	0.6	1.0	1.4
	100.0%	100.0%	100.0%

Stores

As of December 31, 2017, we operated 124 stores serving 84 cities in 16 states with approximately 4.5 million retail square feet.  Our stores range in size from 19,000 to 66,000 selling square feet with the average being approximately 35,000 square feet.  We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings.  The store's curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise.  Interior details are also important for a pleasant and inviting shopping experience.  We are very intentional in having open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.

Virtually all of our stores have undergone a major refresh or are newly opened.  As part of the store improvements, selling space for clearance items was removed or reduced.  A dedicated clearance store was opened late in December 2016 near our largest distribution center.

We currently have no plans to expand outside our distribution footprint and there are a limited number of markets that we do not currently serve that are expansion candidates.   We are evaluating certain existing stores for relocation or closure.  We expect a slight decrease of approximately 1.4% in our retail square footage in 2018.

Internet

We know that most consumers use the internet to pre-shop and we strive for havertys.com to be an extension of our stores and brand.  Our website features a variety of helpful tools including a design center with 3D room planners, upholstery customization, and inspired accessories to create shareable "Idea Boards." We also provide information on which showroom has an item and delivery availability. A large number of product reviews written by our customers is also provided which some consumers find important in the decision-making process.  Our site allows consumers to place orders online, and set delivery of their purchases.  We limit online sales of our furniture to within our delivery network, and accessories to the continental United States.  Sales placed through our website increased 10.0% in 2017 compared to 2016 and currently are approximately at the level of a mid-sized market.

Our sales associates also use havertys.com in the store as a tool to further engage the customer while she is in the store and extend her shopping experience when she returns home.  We believe that a direct-to-customer business complements our retail store operations by building brand awareness.

Suppliers

We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 55% of our product purchases during 2017. Most of our wood products, or "case goods," are imported from Asia.  Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.

We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers.  We have developed a growing direct import program which works with industry designers and manufacturers in some of the best factories throughout Asia.  We have dedicated quality control specialists on-site during production to ensure the items meet our specifications.  Approximately 34% of our case goods sales in 2017 were generated by our direct imports.

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

Our distribution system uses a combination of three distribution centers (DCs) and four home delivery centers (HDCs). The DCs receive both domestic product and containers of imported merchandise.  A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for random storage in the warehouse and efficient scheduling and changing of the workflow.  The DCs are also designed to shuttle prepped merchandise up to 250 miles for next day home deliveries and serve HDCs within a 500-mile radius. The HDCs provide service to markets within an additional 200 miles. We use a third-party to handle over-the-road delivery of product from the DCs to the HDCs and market areas.  We use Havertys employees for executing home delivery, and branded this service "Top Drawer Delivery," an important function serving as the last contact with our customers in the purchase process. Operating standards in our warehouse and delivery functions provide measurements for determining staffing needs and increasing productivity. We believe that our distribution and delivery system is the best in the retail furniture industry and provides us with a significant competitive advantage.

OHDC
VHDC
THDC
WDC
EDC
GCHDC
FDC
Regional Distribution Center
Home Delivery Center
Store Location
2018 Store Openings

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. The degree and sources of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains. Retail stores opened by furniture manufacturers in an effort to control and protect the distribution prospects of their branded merchandise compete with us in certain markets.  Mass merchants, certain department stores, and some electronics and appliance retailers also have limited furniture product offerings. There has been growth in the e-commerce channel both from internet only retailers and those with a brick-and-mortar presence.

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

Employees

As of December 31, 2017, we had 3,551 employees: 2,193 in individual retail store operations, 194 in our corporate and credit operations, 67 in our customer-service call centers, and 1,097 in our warehouse and delivery points.  None of our employees is a party to any union contract.

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

Available Information
Filings with the SEC
As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are available on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our internet address is www.havertys.com and contains, among other things, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, which may be accessed free of charge.  These reports are reached via the "Investors" tab on the home page and then "SEC filings."
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

We import a substantial portion of our merchandise from foreign sources. This exposes us to certain risks that include political and economic conditions. Recently, political discourse in the United States has increasingly focused on ways to discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions.  Proposals to address this concern include the possibility of imposing tariffs or other penalties on goods manufactured outside the United States to attempt to discourage these practices.  It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements.  Any of these actions, if ultimately enacted, could negatively impact our ability to source products from foreign jurisdictions and could adversely affect results of operations or profitability.

Based on product costs, approximately 66% of our total furniture purchases (which exclude mattresses) in 2017 were for goods not produced domestically.  All our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such changes, if they occur, could have one or more of the following impacts:

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

We also require third-party producers to meet certain standards in terms of working conditions, environmental protection and other matters before placing business with them. As a result of costs relating to compliance with these standards, we may pay higher prices than some of our competitors for products. In addition, failure by our independent manufacturers to adhere to labor or other laws or business practices accepted as ethical, and the potential litigation, negative publicity and political pressure relating to any of these events, could disrupt our operations or harm our reputation.

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

Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyber-attackers can be sponsored by countries or sophisticated criminal organizations or be the work of single "hackers" or small groups of "hackers."

We invest in industry standard security technology to protect the Company's data and business processes against risk of data security breach and cyber attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry accepted methods.  We are continuously installing new and upgrading existing information technology systems.  We use employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for all companies, including ours. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards.

Nevertheless, as cyber threats evolve, change and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat our or a third-party service provider's security measures in the future and obtain the personal information of customers or employees. Employee error or other irregularities may also result in a defeat of security measures and a breach of information systems. Moreover, hardware, software or applications we use may have inherent defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. A security breach and loss of information may not be discovered for a significant period of time after it occurs. While we have no knowledge of a material security breach to date, any compromise of data security could result in a violation of applicable privacy and other laws or standards, the loss of valuable business data, or a disruption of our business. A security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could give rise to unwanted media attention, materially damage to our customer relationships and reputation, and result in fines, fees, or liabilities, which may not be covered by our insurance policies.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES
Stores
Our retail store space at December 31, 2017 totaled approximately 4.5 million square feet for 124 stores.  The following table sets forth the number of stores we operated at December 31, 2017 by state:

State	Number of Stores	State	Number of Stores
Florida	29	Louisiana	4
Texas	24	Maryland	4
Georgia	18	Arkansas	3
North Carolina	9	Kentucky	2
Virginia	8	Ohio	2
South Carolina	7	Indiana	1
Alabama	6	Kansas	1
Tennessee	5	Missouri	1

The 43 retail locations which we owned at December 31, 2017 had a net book value for land and buildings of $85.5 million.  Additionally, we had 19 leased locations open whose properties have a net book value of $57.7 million which, due to financial accounting rules, are included on our balance sheets.  The remaining 62 locations are leased by us with various termination dates through 2032 plus renewal options.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, ages and current positions of our executive officers and, if they have not held those positions for the past five years, their former positions during that period with Havertys or other companies.

Name, age and office (at December 31, 2017) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Clarence H. Smith	67	Chairman of the Board President and Chief Executive Officer Director	2012 2002 1989	President and Chief Executive Officer
Steven G. Burdette	56	Executive Vice President, Operations	2017	Executive Vice President, Stores, 2008-2017
J. Edward Clary	57	Executive Vice President, and Chief Information Officer	2015	Senior Vice President, Distribution and Chief Information Officer 2008-2015
Allan J. DeNiro	64	Senior Vice President, Chief People Officer	2010	Has held this position for the last five years
Richard D. Gallagher	56	Executive Vice President, Merchandising	2014	Senior Vice President, Merchandising, 2009-2014
Richard B. Hare	51	Executive Vice President and Chief Financial Officer	2017	Senior Vice President, Finance, Treasurer and Chief Financial Officer of Carmike Cinemas, Inc., 2006-2016
Rawson Haverty, Jr.	61	Senior Vice President, Real Estate and Development Director	1988 1992	Has held this position for the last five years
Jenny Hill Parker	59	Senior Vice President, Finance, Secretary and Treasurer	2010	Has held this position for the last five years
Janet E. Taylor	56	Senior Vice President, General Counsel	2010	Has held this position for the last five years

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

Our two classes of common stock trade on The New York Stock Exchange ("NYSE"). The trading symbol for the common stock is HVT and for Class A common stock is HVT.A. The table below sets forth the high and low sales prices per share as reported on the NYSE and the dividends declared for the last two years:

	2017
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$25.50	$21.05	$0.1200	$25.40	$21.45	$0.1125
June 30	26.30	22.90	0.1200	26.05	22.70	0.1125
September 30	26.60	21.05	0.1500	26.40	21.20	0.1425
December 31	27.23	22.60	0.1500	27.10	23.00	0.1425

	2016
	Common Stock			Class A Common Stock
Quarter Ended	High	Low	Dividend Declared	High	Low	Dividend Declared
March 31	$21.76	$17.42	$0.10	$21.73	$17.52	$0.0950
June 30	21.48	16.65	0.10	20.92	16.90	0.0950
September 30	22.33	17.61	0.12	21.72	18.33	0.1125
December 31	24.50	16.58	1.12	24.40	17.04	1.0625

Stockholders
Based on the number of individual participants represented by security position listings, there are approximately 3,564 holders of our common stock and 163 holders of our Class A common stock as of February 28, 2018.

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

Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth under the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2018, to be filed with the Securities and Exchange Commission (the "Company's 2018 Proxy Statement) and is incorporated herein by reference.

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

Stock Performance Graph

The following graph compares the performance of Havertys' common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2012 and ended December 31, 2017.  The graph assumes an initial investment of $100 on January 1, 2012 and reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2017
250.00
200.00
150.00
100.00
50.00
0.00
2012
2013
2014
2015
2016
2017
Haverty Furniture Companies Inc.
Haverty Furniture Companies Inc. A
S&P Smallcap 600 Index
SIC Codes 5700-5799

	2012	2013	2014	2015	2016	2017

HVT	$100.00	$193.79	$143.97	$142.48	$168.48	$163.73
HVT-A	$100.00	$193.25	$141.48	$140.86	$164.39	$166.22
S&P Smallcap 600 Index	$100.00	$141.31	$149.45	$146.50	$185.40	$209.94
SIC Codes 5700-5799	$100.00	$178.54	$158.54	$118.16	$119.04	$148.65

 ITEM 6.     SELECTED FINANCIAL DATA
The following selected financial data and non-GAAP financial measures should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and the "Consolidated Financial Statements and Notes thereto" included in Item 8 below.
	Year ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Results of Operations
Net sales	$819,866	$821,571	$804,870	$768,409	$746,090
Net sales change over prior year	(0.2)%	2.1%	4.7%	3.0%	11.3%
Comp-store sales change over prior year	(1.3)%	2.1%	2.5%	3.6%	11.0%
Gross profit	444,923	443,337	430,776	412,366	401,496
Percent of net sales	54.3%	54.0%	53.5%	53.7%	53.8%
Selling, general and administrative expenses	402,884	399,236	384,801	364,654	348,599
Percent of net sales	49.1%	48.6%	47.8%	47.5%	46.7%
Income before income taxes(1)	43,223	45,821	45,275	25,257	52,487
Net income (1)(2)	21,075	28,356	27,789	8,589	32,265
Share Data
Diluted earnings per share
Common Stock	$0.98	$1.30	$1.22	$0.37	$1.41
Class A Common Stock	0.94	1.27	1.17	0.33	1.35
Adjusted diluted earnings per share:(3)
Common Stock	$0.98	$1.30	$1.22	$0.37	$1.41
Impact of Tax Act in December 2017	0.27	—	—	—	—
Pension settlement expense (1)	—	—	—	0.90	—
Out-of-period adjustment(4)	—	—	—	—	(0.02)
Adjusted diluted earnings per common share(3)	$1.25	$1.30	$1.22	$1.28	$1.39
Cash dividends – amount per share:
Common Stock(5)	$0.540	$1.440	$0.360	$1.320	$0.240
Class A Common Stock(5)	$0.510	$1.365	$0.340	$1.250	$0.225
Shares outstanding (in thousands):
Common Stock	19,452	19,287	20,124	20,568	20,122
Class A Common Stock	1,767	1,818	2,032	2,081	2,393
Total shares	21,219	21,104	22,156	22,649	22,515
Financial Position
Inventories	$103,437	$102,020	$108,896	$107,139	$91,483
Capital expenditures	$24,465	$29,838	$27,143	$30,882	$20,202
Depreciation/amortization expense	30,516	29,045	25,756	22,613	21,450
Total assets	$461,329	$454,505	$471,251	$460,987	$417,855
Total debt(6)	54,591	55,474	53,125	49,065	17,155
Stockholders' equity	294,142	281,871	301,739	292,083	298,264
Debt to total capital	15.7%	16.4%	15.0%	14.4%	5.4%
Net cash provided by operating activities	52,457	60,054	52,232	55,454	55,889
Other Supplemental Data:
Employees	3,551	3,656	3,596	3,388	3,266
Retail sq. ft. (in thousands) at year end	4,517	4,494	4,380	4,283	4,259
Annual retail net sales per weighted average sq. ft.	$185	$188	$185	$183	$176
Average sale per written ticket	$2,091	$2,048	$2,002	$1,912	$1,860
Due to rounding amounts may not add to totals.

(1)
Includes for 2014 the impact of the settlement of the pension plan of a $21.6 million increase in expense and a tax benefit of $0.9 million, for a total impact of $20.7 million after tax or $0.90 per share.

(2)	We reduced the valuation allowance and recorded a benefit to income taxes of $1.2 million in 2012 and $1.4 million in 2013.
(3)	Adjusted diluted earnings per share is a non-GAAP financial measure.
(4)	We recorded an out-of-period adjustment in 2013 related to certain vendors' pricing allowances. The non-cash adjustment increased gross profit by $0.8 million or $0.02 per diluted share.
(5)	Includes special dividends of $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the third quarter of 2014 and in the fourth quarter of 2016.
(6)	Debt is comprised completely of lease obligations.

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

Our Business
We sell home furnishings in our retail stores and via our website and record revenue when the products are delivered to our customer.  Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles.  Our commissioned sales associates receive a high level of product training and are provided a number of tools with which to serve our customers.  We also have over 100 in-home designers serving most of our stores.  These individuals work with our sales associates to provide customers additional confidence and inspiration in their furniture purchase journey.  We do not outsource the delivery function, something common in the industry, but instead ensure that the "last contact" is handled by a customer-oriented Havertys delivery team.   We are recognized as a provider of high quality fashionable products and exceptional service in the markets we serve.

2017 Highlights
Sales were slightly lower in 2017 than in 2016, falling 0.2% or $1.7 million. Our average ticket increased 2% but store traffic was down mid-single digits. Gross profit as a percent of net sales increased 30 basis points in spite of a negative 33 basis points impact from LIFO. SG&A costs increased less than 1% but with less leverage increased 50 basis points as a percent of sales. Our pre-tax income was $43.2 million, a decrease of 5.7% or $2.6 million.   Our fourth quarter results were pre-tax income of $14.1 million down from $17.3 million in the prior year period. We made $24.5 million in important capital expenditure investments in our business and paid $11.4 million in dividends in 2017.

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

Key Performance Indicators
We evaluate our performance based on several key metrics which include net sales, comparable store sales, sales per square foot, gross profit, operating costs as a percentage of sales, EBITDA, cash flow, total debt to total capital, and earnings per share.  The goal of utilizing these measurements is to provide tools in economic decision-making such as store growth, capital allocation and product pricing.  We also employ metrics that are customer focused (customer satisfaction score, on-time-delivery and quality), and internal effectiveness and efficiency metrics (sales per employee, average sale per ticket, closing ratios per customer store visit, inventory out-of-stock, exceptions per deliveries, and lost time incident rate).  These measurements aid us in determining areas of our operations that are in need of additional attention but are not evaluated in isolation from others, so as not to conflict with our company goals.

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

Total sales decreased $1.7 million or 0.2% in 2017 and increased $16.7 million or 2.1% in 2016.  Comparable store sales decreased 1.3% or $10.9 million in 2017 and increased 2.1% or $16.2 million in 2016.  The remaining $9.2 million in 2017 and $0.5 million in 2016 of the changes were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)
	December 31,
	2017			2016			2015
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$200.4	3.0%	1.6%	$194.5	1.7%	0.9%	$191.3	5.3%	3.8%
Q2	196.8	1.1	(0.2)	194.8	3.8	3.8	187.7	7.2	4.8
Q3	207.6	(1.9)	(2.9)	211.7	0.8	1.2	209.9	5.7	3.0
Q4	215.0	(2.6)	(3.5)	220.6	2.2	2.5	215.9	1.4	(0.9)
Year	$819.9	(0.2)%	(1.3)%	$821.6	2.1%	2.1%	$804.9	4.7%	2.5%

Sales in 2017 declined slightly as the level of our store traffic weakened throughout the year.  Our average ticket increased 2.1% allowing our sales results to not moderate at the same pace as traffic.  Our in-home designers were part of 20.6% of our sales, with their average ticket twice the overall average.

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

2018 Outlook
We believe as the general economy improves and consumer spending and the housing market strengthens, our business will benefit.  We have upgraded stores, offer appealing merchandise and expanded special order and service offerings which will be important drivers for our 2018 sales results.  We expect our retail square footage will remain relatively flat in 2018.

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

Year-to-Year Comparisons
Gross profit as a percentage of net sales was 54.3% in 2017 compared to 54.0% in 2016.  We use the LIFO inventory valuation method and the impact of changes in the LIFO reserve generated a $2.7 million or 33 basis points negative impact in 2017 over 2016.  Our execution on product mix and pricing was able to offset this impact and deliver an overall improvement of 63 basis points.  Our Havertys branded merchandise provides a strong value and fashion statement to consumers.  The increasing sales generated by our in‑home designers have boosted higher margin mix opportunities through custom upholstery and accessories sales.

Gross profit as a percentage of net sales was 54.0% in 2016 compared to 53.5% in 2015.  The use of the LIFO method generated a $1.9 million or 23 basis points positive impact in 2016 over 2015.

2018 Outlook
Our expectations for 2018 are for annual gross profit margins of approximately 54.7%.  This increase is based on anticipated changes to our product mix and lower markdowns.  We do not plan to increase the level of our promotional pricing.

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

	2017		2016		2015
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$149,694	18.2%	$149,299	18.2%	$143,861	17.9%
Fixed and discretionary	253,190	30.9	249,937	30.4	240,940	29.9
	$402,884	49.1%	$399,236	48.6%	$384,801	47.8%

Year-to-Year Comparisons

Our SG&A as a percent of sales increased 50 basis points to 49.1% from 48.6% in 2016.  The fixed and discretionary expenses increased $3.3 million or 1.3% in 2017 over 2016.  This change was primarily due to increases in advertising and marketing expenses of $2.9 million and higher depreciation, rent, and other occupancy costs totaling $3.7 million.  These increases were partly offset by $3.0 million in lower administrative costs driven by lower medical costs.  Our variable expenses increased slightly due to continued growth generated by our in-home designers and increases in delivery costs.

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

2018 Outlook
Fixed and discretionary type expenses within SG&A are expected to be in the $258 to $260 million range for 2018, up approximately 2.3% over those same costs in 2017.  The increase is largely due to increased marketing expenses, higher occupancy costs from new and relocated stores, increases in employee group medical costs, higher employee compensation and benefits expense, and inflation. Fixed and discretionary type expenses in total should average approximately $65.3 million per quarter excluding the second quarter which is expected to be $2.0 million lower. For 2017 these expenses averaged $64.0 million per quarter in all but the second quarter which was $60.9 million.

Variable costs within SG&A for 2018 are expected to be 18.5% as a percent of sales, somewhat higher than in 2017 due to increases in personnel costs.

Interest Expense

Our interest expense for the years 2015 to 2017 is primarily driven by amounts related to our lease obligations.  For leases accounted for as capital and financing lease obligations, we record straight-line rent expense for the land portion in occupancy costs in SG&A along with amortization on the additional asset recorded.  Rental payments are recognized as a reduction of the obligations and as interest expense.  The number of stores, including those under construction, which are accounted for in this manner has increased from 17 in 2015 to 19 in 2017.  We expect interest expense for lease obligations will be $2.3 million in 2018.

Provision for Income Taxes

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act significantly revises the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21%. It also eliminates certain deductions and enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the Tax Act. However, we have reasonably estimated the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017 of approximately $10.6 million. This amount is primarily comprised of the determination and remeasurement of net deferred tax assets related to depreciation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the IRS, U.S. Treasury Department, and other standard-setting bodies, we may make adjustments to the provisional amounts. We also recognized a tax benefit of $4.7 million for the re-measurement of deferred tax assets and liabilities for which our accounting is complete. The total of these adjustments was additional deferred tax expense of $5.9 million and is what we believe is the impact of the Tax Act.

Our effective tax rate was 51.2% in 2017, 38.1% in 2016, and 38.6% in 2015. The 2016 and 2015 rate varies from the 35% U.S. federal statutory rate primarily due to state income taxes. The 2017 rate is impacted by the negative effect of $5.9 million for the Tax Act.

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

At December 31, 2017, our cash and cash equivalents balance was $79.5 million, an increase of $16.0 million compared to December 31, 2016.  This change in cash primarily resulted from strong operating results offset by purchases of property and equipment and dividends paid to stockholders.  Additional discussion of our cash flow results, including the comparison of 2017 activity to 2016, is set forth in the Analysis of Cash Flows section.

At December 31, 2017, our outstanding indebtedness was $54.6 million in lease obligations required to be recorded on our balance sheet.  We had no amounts outstanding and $47.4 million available under our revolving credit facility.

Capital Expenditures
Our primary capital requirements have been focused on our stores, distribution centers, and the development of both proprietary and purchased information systems. We have successfully concluded our store remodeling program and in 2017 we completed the expansion of our Florida Distribution Center and began a similar project in our Western Distribution Center. Our capital expenditures were $24.5 million in 2017, $5.4 million less than in 2016.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year, the investments we make for the maintenance of our existing stores, and our investment in new information systems to support our key strategies.  In 2018, we anticipate that our capital expenditures will be approximately $20.0 million, refer to our Store Expansion and Capital Expenditures discussion below.

Analysis of Cash Flows
The following table illustrates the main components of our cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$52,457	$60,054	$52,232
Capital expenditures	(24,465)	(29,838)	(27,143)
Free cash flow	$27,992	$30,216	$25,089
Net cash used in investing activities	$(21,608)	$(13,187)	$(28,355)
Net cash used in financing activities	$(14,839)	$(54,045)	$(18,699)

Cash flows from operating activities.  During 2017, net cash provided by operating activities was $52.5 million.  The primary components of the changes in operating assets and liabilities are listed below:
•	Increase in inventories of $2.1 million as we increased stocking levels in the distribution centers in advance of Chinese New Year when suppliers are closed and added a new store.
•	Increase in prepaid expenses of $2.5 million primarily from the timing of the payment of taxes and computer maintenance agreements.
•	Increase in customer deposits of $2.9 million.
•	Decrease in accounts payable of $5.2 million.
•	Decrease in accrued liabilities of $4.3 million primarily from the timing of payments for compensation and real estate and property taxes.
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

Cash flows used in investing activities. Net cash used in investing activities was $21.6 million, $13.2 million and $28.4 million for 2017, 2016 and 2015, respectively. In each of these years, the amounts of cash used in investing activities consisted principally of capital expenditures related to store construction and improvements, distribution, and information technology projects, refer to our Store Expansion and Capital Expenditures discussion below. During 2017, we received approximately $2.0 million in insurance proceeds to offset costs of rebuilding and repairing two stores. During 2016, partly offsetting the expenditures for new stores and the expansion of the Florida distribution center we had $12.7 million of investments which matured and received $3.0 million in insurance proceeds for the destroyed Lubbock store.
Cash flows used in financing activities. Net cash used in financing activities was $14.8 million for 2017, $54.0 million for 2016 and $18.7 million for 2015. During 2017 we paid $11.4 million in dividends.  During 2016 we purchased $21.3 million in treasury stock, paid $9.4 million in dividends, and paid $21.0 million as a special dividend. During 2015 we purchased $14.0 million in treasury stock and paid $8.1 million in dividends.  We also received $6.7 million in construction allowances.

Long-Term Debt
In March 2016 Havertys entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with a bank.  Refer to Note 5 of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Off-Balance Sheet Arrangements

We have not entered into agreements which meet the SEC's definition of an off-balance sheet arrangement other than operating leases and have made no financial commitments to or guarantees with respect to any unconsolidated entities or financial partnerships or special purpose entities.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of
December 31, 2017 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$69,885	$6,087	$12,263	$10,736	$40,799
Operating leases	153,474	31,643	55,126	35,502	31,203
Purchase orders	88,426	88,426	—	—	—
Total contractual obligations (2)	$311,785	$126,156	$67,389	$46,238	$72,002
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

Store Expansion and Capital Expenditures

We have entered new markets and made continued improvements and relocations of our store base.  The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2017		2016		2015
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	3	100	4	146	4	159
Closed	3	85	1	33	2	73
Year end balances	124	4,517	124	4,494	121	4,380

We also had major remodeling projects in a Tampa, Florida store in 2015.

The following table summarizes our store activity in 2017 and plans for 2018.  Our store in Lubbock, Texas sustained significant damage from a blizzard at the end of December 2015.  We operated in a temporary location during the rebuilding process.  For additional information about the gain associated with this event, refer to Note 1, Other Income, of the Notes to the Consolidated Financial Statements.

Location	Opening (Closing) Quarter Actual or Planned	Category
Lubbock, TX	Q-1-17	Replacement
Greensboro, NC	Q-2-17	New Market
Columbia, SC	Q-2-17	Replacement
Birmingham, AL	(Q-4-17)	Closure
Columbia, SC	(Q-1-18)	Closure
To be announced	(Q-2-18)	Closure
To be announced	Q-4-18	New Market
To be announced	(Q-4-18)	Closure

These plans and other changes should decrease net selling space in 2018 by approximately 1.4% assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2017, 2016 and 2015 and planned outlays for 2018 are categorized in the table below.  Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.
(Approximate in thousands)	Proposed 2018	2017	2016	2015
Stores:
New or replacement stores	$1,100	$6,300	$6,800	$7,800
Remodels/expansions	2,000	5,300	3,900	8,900
Other improvements	3,900	3,600	4,200	3,700
Total stores	7,000	15,200	14,900	20,400
Distribution	11,000	6,500	9,200	2,800
Information technology	2,000	2,800	5,700	3,900
Total	$20,000	$24,500	$29,800	$27,100

Critical Accounting Estimates and Assumptions

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an on-going basis, we evaluate our estimates, including those related to self-insurance and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Self-Insurance.  We are self-insured for certain losses related to worker's compensation, general liability and vehicle claims for amounts up to a deductible per occurrence.  Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component.  The resulting estimate is discounted and recorded as a liability.  Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure appropriateness.  A one-percentage-point change in the actuarial assumption for the discount rate would impact 2017 expense for insurance by approximately $85,000, a 1.1% change.

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

Income Taxes. The Tax Act was signed into law on December 22, 2017 and we are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our deferred tax assets and liabilities. In December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting for certain deferred taxes and the related deferred tax re-measurements to be provisional due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

At December 31, 2017, we have made a reasonable estimate of the effects of the Tax Act on our existing deferred tax balances and recorded additional provisional tax expense of $10.6 million.  This provisional amount is primarily related to depreciation deductions.  We also recognized a tax benefit of $4.7 million for the remeasurement of deferred tax assets and liabilities for which our accounting is complete.

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
(b) Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2017.
Attestation Report of the Independent Registered Public Accounting Firm.  Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2017, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the "Company") as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 2, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP

Atlanta, GA
March 2, 2018

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

We provide some information about our executive officers in Part I of this report under the heading "Executive Officers and Certain Significant Employees of the Registrant."  The remaining information called for by this item is incorporated by reference to "Election of Directors," "Corporate Governance," "Board and Committees" and "Other Information – Section 16(a) Beneficial Ownership Reporting Compliance" in our 2018 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information contained in our 2018 Proxy Statement with respect to executive compensation and transactions under the heading "Compensation Discussion and Analysis" is incorporated herein by reference in response to this item.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2018 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings "Ownership of Company Stock by Directors and Management" and "Equity Compensation Plan Information," is incorporated herein by reference in response to this item.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in our 2018 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings "Certain Relationships and Related Transactions" and "Corporate Governance – Director Independence" is incorporated herein by reference in response to this item.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading "Audit Fees and Related Matters" in our 2018 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     (1)     Financial Statements.  The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders' Equity – Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

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

Exhibit No.	Exhibit
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).
3.2	Amended and Restated By-Laws of Haverty Furniture Companies, Inc., as amended effective May 12, 2010 (Exhibit 3.2 to our 2010 Second Quarter Form 10-Q).
10.1
Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011 (Exhibit 10.1 to our 2011 Third Quarter Form 10-Q).  First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016 (Exhibit 10.1 to our 2016 First Quarter Form 10-Q).

Exhibit No.	Exhibit
10.2
Haverty Furniture Companies, Inc., Class A Shareholders Agreement (the "Agreement"), made as of June 5, 2012, by and among, Haverty Furniture Companies, Inc., Villa Clare Partners, L.P., Clarence H. Smith, H5, L.P., Rawson Haverty, Jr., Ridge Partners, L.P. and Frank S. McGaughey (Exhibit 10.1 to our Form 8-K filed June 8, 2012); Parties added to the Agreement and Revised Annex I as of November 1, 2012 – Marital Trust FOB Margaret M. Haverty and Marital Trust B FOB Margaret M. Haverty;  Parties added to the Agreement as of December 11, 2012 – Margaret Munnerlyn Haverty Revocable Trust (Exhibit 10.1 to our First Quarter 2013 Form 10-Q); Parties added to the Agreement as of July 5, 2013 – Richard McGaughey (Exhibit 10.1 to our Second Quarter 2013 Form 10-Q); Amendment to Class A Shareholders Agreement, as of December 30, 2016 (Exhibit 10.2.1 to our 2016 Form 10-K).

+10.3
2004 Long-Term Incentive Plan effective as of May 10, 2004 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-120352); Amendment No. 1 to our 2004 Long-Term Incentive Plan effective as of May 9, 2011 (Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-176100).

+10.4	2014 Long-Term Incentive Plan effective as of May 12, 2014 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-197969).
+10.5	Amended and Restated Directors' Compensation Plan, effective as of May 16, 2016 (Appendix A of our 2017 Annual Proxy Statement).
+10.6.1
Directors Deferred Compensation Plan, as Amended and Restated, January 1, 2006 (Exhibit 10.6.1 to our 2016 Form 10-K). Amendment Number One to the Directors Deferred Compensation Plan as of February 16, 2011 (Exhibit 10.6.2 to our 2016 Form 10-K).

+10.7
Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009 (Exhibit 10.9 to our 2008 Form 10-K). Amendment Number One to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 and Amendment Number two effective as of December 31, 2015 (Exhibit 10.7 to our 2015 Form 10-K). Amendment Number Three to the Amended and Restated Supplemental Executive Retirement Plan, effective December 21, 2016 (Exhibit 10.7.1 to our 2016 Form 10-K).

+10.8	Form of Agreement dated December 9, 2011 regarding Change in Control with the Named Executive Officers and a Management Director (Exhibit 10.6 to our 2011 Form 10-K).
+10.8.1	Form of Agreement dated December 9, 2011, regarding Change in Control with Executive Officers who are not Named Executive Officers or Management Directors (Exhibit 10.7 to our 2011 Form 10-K).
+10.9	Amended and Restated Non-Qualified Deferred Compensation Plan, effective as of August 9, 2016 (Exhibit 10.9 to our 2016 Form 10-K).
+10.10	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Exhibit 10.15 to our 1999 Form 10-K).
+10.11	Form of Stock Settled Appreciation Rights Award Notice in connection with the 2004 Long-Term Incentive Compensation Plan (Exhibit 10.2 to our Current Report on Form 8‑K dated January 30, 2013).

Exhibit No.	Exhibit
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

10.16
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated February 2, 2018).

10.17
Lease Agreement dated July 26, 2001; Amendment No. 1 dated November 2001 and Amendment No. 2 dated July 29, 2002 between Haverty Furniture Companies, Inc. as Tenant and John W. Rooker, LLC as Landlord (Exhibit 10.1 to our 2002 Third Quarter Form 10-Q).  Amendment No. 3 dated July 29, 2005 and Amendment No. 4 dated January 22, 2006 between Haverty Furniture Companies, Inc. as Tenant and ELFP Jackson, LLC as predecessor in interest to John W. Rooker, LLC as Landlord (Exhibit 10.15.1 to our 2006 Form 10-K).

10.18	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.19	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
10.20
Amended and Restated Retailer Program Agreement, dated November 5, 2013, between Haverty Furniture Companies, Inc. and Capital Retail Bank (formerly known as GE Money Bank).  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act. (Exhibit 10.13 to our 2013 Form 10-K/A).

+16	Letter from Ernst & Young LLP regarding change in certifying accountant (Exhibit 16.1 to our Current Report on Form 8-K dated January 11, 2016).
*21	Subsidiaries of Haverty Furniture Companies, Inc.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
*31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Exhibit

*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from our Report on Form 10-K for the year ended December 31 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for the years ended  December 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2017, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2018.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 2, 2018.

/s/ CLARENCE H. SMITH	/s/ RICHARD B. HARE
Clarence H. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ L. ALLISON DUKES	/s/ MYLLE H. MANGUM
L. Allison Dukes Director	Mylle H. Mangum Director

/s/ JOHN T. GLOVER	/s/ VICKI R. PALMER
John T. Glover Lead Director	Vicki R. Palmer Director

/s/ RAWSON HAVERTY, JR.	/s/ FRED L. SCHUERMANN
Rawson Haverty, Jr. Director	Fred L. Schuermann Director

/s/ L. PHILLIP HUMANN	/s/ AL TRUJILLO
L. Phillip Humann Director	Al Trujillo Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 2, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2016.

Atlanta, GA
March 2, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Haverty Furniture Companies, Inc.

We have audited the accompanying consolidated statements of comprehensive income, stockholders' equity and cash flows of Haverty Furniture Companies, Inc. ("the Company") for the year ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 /s/ Ernst & Young LLP

Atlanta, Georgia
March 4, 2016

Haverty Furniture Companies, Inc.
Consolidated Balance Sheets
	December 31,
(In thousands, except per share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$79,491	$63,481
Restricted cash and cash equivalents	8,115	8,034
Accounts receivable, net	2,408	4,244
Inventories	103,437	102,020
Prepaid expenses	11,314	8,836
Other current assets	5,922	7,500
Total current assets	210,687	194,115
Accounts receivable, long-term, net	254	462
Property and equipment	229,215	233,667
Deferred income taxes	12,375	18,376
Other assets	8,798	7,885
Total assets	$461,329	$454,505

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$20,501	$25,662
Customer deposits	27,813	24,923
Accrued liabilities	37,582	41,904
Current portion of lease obligations	3,788	3,461
Total current liabilities	89,684	95,950
Lease obligations, less current portion	50,803	52,013
Other liabilities	26,700	24,671
Total liabilities	167,187	172,634
Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2017 – 28,950; 2016 –28,793	28,950	28,793
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2017 – 2,290; 2016 – 2,340	2,290	2,340
Additional paid-in capital	88,978	86,273
Retained earnings	287,390	277,707
Accumulated other comprehensive income (loss)	(2,144)	(1,830)
Less treasury stock at cost – Common Stock (2017 – 9,498; 2016 – 9,506) and Convertible Class A Common Stock (2017 and 2016 – 522)	(111,322)	(111,412)
Total stockholders' equity	294,142	281,871
Total liabilities and stockholders' equity	$461,329	$454,505
The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015

Net sales	$819,866	$821,571	$804,870
Cost of goods sold	374,943	378,234	374,094
Gross profit	444,923	443,337	430,776
Credit service charges	161	229	286
Gross profit and other revenue	445,084	443,566	431,062

Expenses:
Selling, general and administrative	402,884	399,236	384,801
Provision for doubtful accounts	224	383	314
Other income, net	(3,358)	(4,107)	(1,617)
Total expenses	399,750	395,512	383,498

Income before interest and income taxes	45,334	48,054	47,564
Interest expense, net	2,111	2,233	2,289
Income before income taxes	43,223	45,821	45,275
Income tax expense	22,148	17,465	17,486
Net income	$21,075	$28,356	$27,789
Other comprehensive (loss) income, net of tax:
Defined benefit pension plans adjustments; net of tax expense (benefit) of $105, $66 and $141	$(314)	$108	$230

Comprehensive income	$20,761	$28,464	$28,019

Basic earnings per share:
Common Stock	$1.00	$1.32	$1.24
Class A Common Stock	$0.95	$1.27	$1.18

Diluted earnings per share:
Common Stock	$0.98	$1.30	$1.22
Class A Common Stock	$0.94	$1.27	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

Haverty Furniture Companies, Inc.
Consolidated Statements of Stockholders' Equity

	Year Ended December 31,
(In thousands, except share and per share data)	2017		2016		2015
	Shares	Dollars	Shares	Dollars	Shares	Dollars
COMMON STOCK:
Beginning balance	28,792,735	$28,793	28,485,758	$28,486	28,326,770	$28,327
Conversion of Class A Common Stock	50,353	50	214,400	214	48,951	49
Stock compensation transactions, net	107,149	107	92,577	93	110,037	110
Ending balance	28,950,237	28,950	28,792,735	28,793	28,485,758	28,486
CLASS A COMMON STOCK:
Beginning balance	2,340,059	2,340	2,554,459	2,554	2,603,410	2,603
Conversion to Common Stock	(50,353)	(50)	(214,400)	(214)	(48,951)	(49)
Ending balance	2,289,706	2,290	2,340,059	2,340	2,554,459	2,554
TREASURY STOCK:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(10,028,315)	(111,412)	(8,884,024)	(90,302)	(8,281,277)	(76,436)
Directors' Compensation Plan	7,812	90	16,248	172	14,274	136
Purchases	—	—	(1,160,539)	(21,282)	(617,021)	(14,002)
Ending balance	(10,020,503)	(111,322)	(10,028,315)	(111,412)	(8,884,024)	(90,302)
ADDITIONAL PAID-IN CAPITAL:
Beginning balance		86,273		83,179		79,726
Stock option and restricted stock issuances		(1,662)		(975)		(1,312)
Tax (cost) benefit related to stock-based plans		—		(121)		253
Directors' Compensation Plan		549		318		479
Amortization of restricted stock		3,818		3,872		4,033
Ending balance		88,978		86,273		83,179
RETAINED EARNINGS:
Beginning balance		277,707		279,760		260,031
Net income		21,075		28,356		27,789
Cash dividends (Common Stock: 2017 – $ 0.54; 2016 - $1.44; and 2015 - $0.36 per share Class A Common Stock: 2017- $0.51; 2016 -$1.365 and 2015 - $0.34 per share)		(11,392)		(30,409)		(8,060)
Ending balance		287,390		277,707		279,760

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning balance		(1,830)		(1,938)		(2,168)
Pension liabilities adjustment, net of taxes		(314)		108		230
Ending balance		(2,144)		(1,830)		(1,938)
TOTAL STOCKHOLDERS' EQUITY		$294,142		$281,871		$301,739

The accompanying notes are an integral part of these consolidated financial statements

Haverty Furniture Companies, Inc.
Consolidated Statements of Cash flows
	Year ended December 31,
(In thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net income	$21,075	$28,356	$27,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,516	29,045	25,756
Gain on insurance recovery	(2,848)	(3,338)	—
Proceeds from insurance recovery received for business interruption and destroyed inventory	2,867	2,599	—
Stock-based compensation expense	3,818	3,872	4,033
Excess tax benefit from stock-based plans	—	(80)	(397)
Deferred income taxes	5,559	(1,120)	(3,019)
Provision for doubtful accounts	224	383	314
Other	82	(400)	(160)
Changes in operating assets and liabilities:
Accounts receivable	1,820	1,514	960
Inventories	(2,112)	6,876	(2,305)
Customer deposits	2,890	3,887	(2,650)
Other assets and liabilities	(932)	(9,508)	(590)
Accounts payable and accrued liabilities	(10,502)	(2,032)	2,501
Net Cash Provided by Operating Activities	52,457	60,054	52,232
Cash Flows from Investing Activities
Capital expenditures	(24,465)	(29,838)	(27,143)
Maturities of investments	—	12,725	7,250
Purchase of commercial paper and certificates of deposit	—	—	(9,975)
Proceeds from insurance for destroyed property and equipment	1,987	3,011	—
Other investing activities	870	915	1,513
Net Cash Used in Investing Activities	(21,608)	(13,187)	(28,355)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	—	—	—
Payments of borrowings under revolving credit facilities	—	—	—
Net change in borrowings under revolving credit facilities	—	—	—
Construction allowance receipts	1,590	1,574	6,701
Payments on lease obligations	(3,482)	(3,125)	(2,534)
Excess tax benefit from stock-based plans	—	80	397
Dividends paid	(11,392)	(30,409)	(8,060)
Common stock repurchased	—	(21,282)	(14,002)
Taxes on vested restricted shares	(1,555)	(883)	(1,201)
Net Cash Used In Financing Activities	(14,839)	(54,045)	(18,699)
Increase (Decrease) in cash and Cash Equivalents	16,010	(7,178)	5,178
Cash and Cash Equivalents at Beginning of Year	63,481	70,659	65,481
Cash and Cash Equivalents at End of Year	$79,491	$63,481	$70,659

The accompanying notes are an integral part of these consolidated financial statements

Notes To Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. ("Havertys," "we," "our," or "us") is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges.   We have 124 showrooms in 16 states at December 31, 2017.  All of our stores are operated using the Havertys name and we do not franchise our stores.  We offer financing through a third-party finance company as well as an internal revolving charge credit plan.

Basis of Presentation:
The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:
The preparation of financial statements in conformity with United States of America generally accepted accounting principles ("US GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $25,728,000, $25,467,000 and $27,650,000 were charged to customers in 2017, 2016 and 2015, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $39,582,000, $39,222,000 and $37,730,000 in 2017, 2016 and 2015, respectively.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative ("SG&A") expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $77,368,000, $77,266,000 and $73,803,000 in 2017, 2016 and 2015, respectively.

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

Deferred Escalating Minimum Rent and Lease Incentives:
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as accrued liabilities. The liability for deferred escalating minimum rent approximated $8,565,000 and $8,797,000 at December 31, 2017 and 2016, respectively. Any operating lease incentives we receive are deferred and subsequently amortized on a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $1,139,000 and $676,000 at December 31, 2017 and 2016, respectively.

Advertising Expense:
Advertising costs, which include television, radio, newspaper, digital, and other media advertising, are expensed upon first showing.   The total amount of prepaid advertising costs included in other current assets was approximately $602,000 and $324,000 at December 31, 2017 and 2016, respectively.  We incurred approximately $47,921,000, $45,132,000 and $45,784,000 in advertising expense during 2017, 2016 and 2015, respectively.

 Interest Expense, net:
Interest expense is comprised of amounts incurred related to our debt and lease obligations recorded on our balance sheet, net of interest income.  The total amount of interest expense was approximately $2,512,000, $2,568,000 and $2,615,000 during 2017, 2016 and 2015, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items outside of core operations.  We had a store receive significant damage on December 27, 2015 from a blizzard.  We reduced the value of the property and its contents at December 31, 2015 to zero and recorded an insurance recovery receivable.  During 2016, we recorded $2,228,000 in gains for the insurance recovery on the building and $1,110,000 for inventory, business interruption and other expenses.  We received additional amounts in 2017 for the remaining full replacement value of the building as construction was completed and recognized a gain of $1,351,000.  During 2017 we also recorded $1,500,000 in gains from insured losses related to a store damaged by a faulty underground sprinkler line and losses from Hurricane Irma. The sale of former retail locations also generated gains of $525,000 in 2017 and $700,000 in 2016.  Other income, net for the year ended December 31, 2015 includes proceeds received of $800,000 for the settlement related to credit card litigation.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers' compensation and vehicle claims. We are primarily self-insured for employee group health care claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis.  We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities.  These reserves totaled $8,975,000 and $9,095,000 at December 31, 2017 and 2016, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature.  The assets that are related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $5,986,000 and $4,410,000 at December 31, 2017 and 2016, respectively, and are included in other assets.  The related liability of the same amount is included in other liabilities.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store's estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared.  The impairment loss calculation compares the carrying amount of the asset to the store's assets' estimated fair value, which is determined on the basis of fair value for similar assets or future cash flows (discounted and with interest charges).  If required, an impairment loss is recorded in SG&A expense for the difference in the asset's carrying value and the asset's estimated fair value.  No such losses were recorded in 2017, 2016 or 2015.

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

Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) ("AOCI"), net of income taxes, was comprised of unrecognized retirement liabilities totaling approximately $2,144,000 and $1,830,000 at December 31, 2017 and 2016, respectively. See Note 11 for the amounts reclassified out of AOCI to SG&A expense related to our supplemental executive retirement plan.

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

Share-based Payments. In March 2016, the FASB issued ASU 2016-09 a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from the other income tax cash flows. The standard also allows the Company to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity on our cash flow statements, and provides an accounting policy election to account for forfeitures as they occur. We adopted ASU 2016-09 on January 1, 2017 and applied it prospectively or retrospectively, depending on the area covered by this standard. Excess tax (costs) benefits of ($121,000) in 2016 and $253,000 in 2015 were recorded to additional paid-in capital that would have increased income tax expense in 2016 and reduced income tax expense in 2015, if this new guidance had been adopted as of the respective dates.  We chose to adopt the provisions related to the cash flow presentation of excess benefits prospectively and prior periods have not been adjusted. We have elected to recognize forfeitures as they occur.  The new standard did not have a significant impact on our financial statements except as described above.

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

This standard is effective for Havertys beginning January 1, 2018 and will not have a material effect on Havertys' financial condition, results of operations or liquidity.  We sell home furnishings and recognize revenue at delivery and this will not change under the new standard. We have substantially completed our comprehensive implementation plan, including the implementation of new controls and processes designed to comply with ASU 2014-09.  We will use the modified retrospective (or cumulative-effect) adoption method.  We will recognize an inventory asset related to product returns and a related liability for returns and allowances and adjust our existing reserve and deferred income tax assets with the impact increasing retained earnings approximately $130,000.

Leases.  In February 2016, the FASB issued ASU 2016-02 which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous U.S. GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. As a result, we will have to recognize a liability representing our lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for Havertys beginning with the first quarter 2019 and we expect to adopt using the modified retrospective method. We are assessing the changes to processes and internal controls to meet the standard's reporting and disclosure requirements. For example, software has been evaluated that will assist in recognition of additional assets and liabilities to be included on the balance sheet related to operating leases with durations greater than twelve months, with certain allowable exceptions. We continue to evaluate the expected financial impact of this standard on our consolidated financial position and results of operations.

Segment Information
We operate within a single reportable segment.  The following table presents the net sales of each major product category and service for each of the last three years:

	Year Ended December 31,
(In thousands)	2017		2016		2015
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$132,484	16.2%	$132,250	16.1%	$135,855	16.9%
Dining Room Furniture	92,921	11.3	94,918	11.5	92,966	11.6
Occasional	75,909	9.2	81,996	10.0	79,219	9.8
	301,314	36.7	309,164	37.6	308,040	38.3
Upholstery	330,340	40.3	328,903	40.0	321,484	39.9
Mattresses	88,311	10.8	86,659	10.6	84,897	10.6
Accessories and Other (1)	99,901	12.2	96,845	11.8	90,449	11.2
	$819,866	100.0%	$821,571	100.0%	$804,870	100.0%
(1)    Includes delivery charges and product protection.

Note 2, Accounts Receivable:

Amounts financed under our in-house credit programs, as a percent of net sales including sales tax, were approximately 0.6% in 2017, 1.0% in 2016 and 1.4% in 2015. The credit program selected most often by our customers is "12 months no interest with equal monthly payments."  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%).  The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows:  $2,604,000 in 2018, $273,000 in 2019, $39,000 in 2020 and $16,000 in 2021 for receivables outstanding at December 31, 2017.

Accounts receivable are shown net of the allowance for doubtful accounts of approximately $270,000 and $360,000 at December 31, 2017 and 2016, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. We assess the adequacy of the allowance account at the end of each quarter.  Interest assessments are continued on past-due accounts but no "interest on interest" is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 16 states.

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $19,177,000 and $17,946,000 at December 31, 2017 and 2016, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $1,231,000 in 2017 and $438,000 in 2015 and a positive impact of approximately $1,448,000 in 2016.  During 2016, inventory quantities declined resulting in liquidations of LIFO inventory layers.  The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold by an immaterial amount.  We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2017	2016
Land and improvements	$47,804	$48,264
Buildings and improvements	279,209	270,156
Furniture and fixtures	103,695	115,263
Equipment	48,745	47,222
Buildings under lease	56,902	55,894
Construction in progress	7,124	3,876
	543,479	540,675
Less accumulated depreciation	(295,491)	(292,003)
Less accumulated lease amortization	(18,773)	(15,005)
Property and equipment, net	$229,215	$233,667

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

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $53.4 million and there were no outstanding letters of credit at December 31, 2017.  Amounts available are based on the lesser of the borrowing base or the $60.0 million line amount and reduced by $6.0 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $47.4 million.  There were no borrowed amounts outstanding under the Credit Agreement at December 31, 2017.

Note 6, Accrued Liabilities and Other Liabilities:
Accrued liabilities and other liabilities consist of the following:

(In thousands)	2017	2016
Accrued liabilities:
Employee compensation, related taxes and benefits	$13,527	$15,024
Taxes other than income and withholding	8,677	10,856
Self-insurance reserves	5,962	5,945
Other	9,416	10,079
	$37,582	$41,904
Other liabilities:
Straight-line lease liability	$8,565	$8,797
Self-insurance reserves	3,013	3,150
Other	15,122	12,724
	$26,700	$24,671

Note 7, Income Taxes:

On December 22, 2017, the President signed into Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act contains significant changes to corporate taxes, including a permanent reduction of the corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act's other major changes applicable to Havertys include the elimination of certain deductions and an enhanced and extended option to claim accelerated depreciation deductions on qualified property.

In December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 25%.  However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of some of these balances or potentially give rise to new deferred tax amounts. At December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred tax balances. The provisional amount recorded related to the remeasurement of our deferred tax balance was an additional expense of $10,639,000.  As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the IRS and other standard-setting bodies, we may make adjustments to the provisional amounts.  We recognized a tax benefit of $4,771,000 for the remeasurement of deferred tax assets and liabilities for which our accounting is complete.

Income tax expense (benefit) consists of the following:
(In thousands)	2017	2016	2015
Current
Federal	$14,239	$16,259	$17,598
State	2,350	2,326	2,907
	16,589	18,585	20,505

Deferred
Federal	5,829	(690)	(2,476)
State	(270)	(430)	(543)
	5,559	(1,120)	(3,019)
	$22,148	$17,465	$17,486

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2017	2016	2015
Statutory rates applied to income before income taxes	$15,129	$16,037	$15,846
State income taxes, net of Federal tax benefit	1,306	1,494	1,487
Net permanent differences	95	99	(11)
Other	(250)	(165)	164
Tax Act, net impact	5,868	—	—

	$22,148	$17,465	$17,486

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2017	2016
Deferred tax assets:
Accounts receivable	$433	$808
Property and equipment	6,434	10,276
Leases	4,356	5,913
Accrued liabilities	8,171	12,217
Retirement benefits	492	513
Other	62	69
Total deferred tax assets	19,948	29,796

Deferred tax liabilities:
Inventory	7,034	10,082
Other	539	1,338
Total deferred tax liabilities	7,573	11,420
Net deferred tax assets	$12,375	$18,376

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

Uncertain Tax Positions
No uncertain tax positions were identified for the years currently open under statute of limitations.  Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense.

Note 8, Long-Term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:
(In thousands)	2017	2016
Revolving credit notes (a)	$—	$—
Lease obligations (b)	54,591	55,474
	54,591	55,474
Less portion classified as current	(3,788)	(3,461)
	$50,803	$52,013
(a)   We have a revolving credit agreement as described in Note 5.
(b)  These obligations are related to properties under lease with aggregate net book values of approximately $38,129,000 and $40,889,000 at December 31, 2017 and 2016, respectively.

The approximate aggregate maturities of these lease obligations during the five years subsequent to December 31, 2017 and thereafter are as follows:  2018 - $3,788,000; 2019 - $4,018,000,
2020 - $4,222,000; 2021 - $3,672,000; 2022 - $3,776,000 and $35,115,000 thereafter.  These maturities are net of imputed interest of approximately $15,294,000 at December 31, 2017.

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

      A special cash dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock was paid in the fourth quarter of 2016. Aggregate dividends paid on Common Stock was $10,473,000, $27,674,000 and $7,358,000 in 2017, 2016 and 2015, respectively. Aggregate dividends paid on Class A Common Stock was $919,000, $2,735,000 and $702,000 in 2017, 2016 and 2015, respectively.

Note 10, Benefit Plans:

We have a non-qualified, non-contributory supplemental executive retirement plan (the "SERP") for employees whose retirement benefits are reduced due to their annual compensation levels. The SERP provides annual benefits amounting to 55% of final average earnings less benefits payable from Social Security benefits and our former pension plan which was settled in 2014. The SERP limits the total amount of annual retirement benefits that may be paid to a participant from all sources (former pension plan, Social Security and the SERP) to $125,000. The SERP is not funded so we pay benefits directly to participants.  The SERP was frozen as of December 31, 2015 and no additional benefits were accrued after that date.

The following table summarizes information about our SERP.

(In thousands)	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of the year	$7,674	$7,719
Interest cost	321	341
Actuarial losses (gains)	509	(72)
Benefits paid	(305)	(314)
Benefit obligation at end of year	8,199	7,674
Change in plan assets:
Employer contribution	305	314
Benefits paid	(305)	(314)
Fair value of plan assets at end of year	—	—
Funded status of the plan – (underfunded)	$(8,199)	$(7,674)
Accumulated benefit obligations	$8,199	$7,674

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2017	2016
Current liabilities	$(365)	$(369)
Noncurrent liabilities	(7,834)	(7,305)
	$(8,199)	$(7,674)

The net actuarial loss recognized in accumulated other comprehensive income (loss) before the effect of income taxes was $1,968,000 in 2017 and $1,550,000 in 2016.

Net pension cost included the following components:

	SERP
(In thousands)	2017	2016	2015
Service cost-benefits earned during the period	$—	$—	$129
Interest cost on projected benefit obligation	321	341	314
Amortization of prior service cost	—	—	210
Amortization of actuarial loss	90	102	169
Curtailment loss recognized	—	—	222
Net pension costs	$411	$443	$1,044

     The net periodic benefit cost for the SERP for the year ended December 31, 2015, includes the impact of freezing the plan as of December 31, 2015, which resulted in fully recognizing the outstanding prior service cost basis at that date.  The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2018 is approximately $143,000 for the SERP.

Assumptions
We use a measurement date of December 31 for our SERP plan.  Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	SERP
	2017	2016	2015
Discount rate	4.30%	4.58%	4.09%
Rate of compensation increase	n/a	n/a	3.50%

Assumptions used to determine benefit obligations at December 31 for the SERP are as follows:

	2017	2016
Discount rate	3.68%	4.30%
Rate of compensation increase	n/a	n/a

Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years.  These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2017.

(In thousands)	2018	2019	2020	2021	2022	2023-2027
Benefit Payments	$365	$376	$404	$431	$431	$2,437

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute.  We match employee contributions 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants. We expensed matching employer contributions of approximately $3,932,000, $3,884,000 and $3,661,000 in 2017, 2016 and 2015, respectively.

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

Note  11, Accumulated Other Comprehensive Income (loss):

The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive income (loss) on our Consolidated Balance Sheets to the Consolidated Statements of Comprehensive Income (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$(1,830)	$(1,938)	$(2,168)
Other comprehensive income (loss)
Defined benefit pension plan:
Net loss (gain) during year	(509)	72	(230)
Amortization of prior service cost(1)	—	—	432
Amortization of net loss(1)	90	102	169
	(419)	174	371
Tax expense (benefit)	(105)	66	141
Total other comprehensive income (loss)	(314)	108	230
Ending balance	$(2,144)	$(1,830)	$(1,938)

(1)
These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.  For 2015, this includes $222,000 in curtailment loss on the SERP.

Note 12, Stock-Based Compensation Plans:

We have issued and outstanding awards for Common Stock under two employee compensation plans, the 2014 Long Term Incentive Plan (the "2014 LTIP Plan") and the 2004 Long Term Incentive Plan (the "2004 LTIP Plan"). No new awards may be granted under the 2004 LTIP Plan.  As of December 31, 2017, approximately 842,000 shares were available for awards and options under the 2014 LTIP Plan.

The following table summarizes our equity award activity during the years ended December 31, 2017, 2016 and 2015:

	Restricted Stock Award		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2014	321,322	$20.49	129,975	$16.04
Granted	176,135	23.97	—
Restrictions lapsed or exercised (1)	(147,595)	18.94	(29,100)	8.74
Forfeited or expired	(5,372)	24.84	—
Outstanding at December 31, 2015	344,490	$22.87	100,875	$18.14
Granted	209,394	18.80	—
Restrictions lapsed or exercised	(140,864)	20.55	—
Forfeited or expired	(15,700)	20.45	—
Outstanding at December 31, 2016	397,320	$21.64	100,875	$18.14
Granted	199,382	22.00	—
Restrictions lapsed or exercised(1)	(157,406)	22.02	(43,875)	18.14
Forfeited or expired	(5,032)	20.09	—
Outstanding at December 31, 2017	434,264	$21.69	57,000	$18.14
Exercisable at December 31, 2017			57,000	$18.14
Restricted units expected to vest	417,590	$21.71
Exercisable at December 31, 2016			74,875	$18.14
Exercisable at December 31, 2015			48,875	$18.14
(1)	The total intrinsic value of stock-settled appreciation rights exercised was approximately $457,000 in 2015 and $284,000 in 2017.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a Black‑Scholes pricing model.  The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2017 was approximately $257,000.

The total fair value of restricted common stock shares that vested in 2017, 2016 and 2015 was approximately $3,972,000, $2,577,000 and $3,097,000, respectively.  The aggregate intrinsic value of outstanding restricted stock awards was $9,836,000 at December 31, 2017.

Grants of restricted common stock, restricted units, performance units and stock-settled appreciation rights have been made to certain officers and key employees under the 2004 and the 2014 LTIP Plan. The restrictions on the restricted units generally lapse or vest annually, primarily over four year periods.  The performance units are based on one-year performance periods but cliff vest in three years from grant date.  The compensation for all awards is being charged to selling, general and administrative expense over the respective grants' vesting periods, primarily on a straight-line basis, and was approximately $3,818,000, $3,872,000 and $4,033,000 in 2017, 2016 and 2015, respectively.  The tax benefit recognized related to all awards was approximately $1,451,000, $1,471,000 and $1,533,000 in 2017, 2016 and 2015, respectively.  As of December 31, 2017, the total compensation cost related to unvested equity awards was approximately $4,486,000 and is expected to be recognized over a weighted-average period of 2.3 years.

Note 13, Earnings Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2017	2016	2015
Common:
Distributed earnings	$10,473	$27,674	$7,358
Undistributed earnings	8,896	(1,869)	17,995
Basic	19,369	25,805	25,353
Class A Common earnings	1,706	2,551	2,436
Diluted	$21,075	$28,356	$27,789
Class A Common:
Distributed earnings	$919	$2,735	$702
Undistributed earnings	787	(184)	1,734
	$1,706	$2,551	$2,436

Denominator:	2017	2016	2015
Common:
Weighted average shares outstanding - basic	19,381	19,492	20,430
Assumed conversion of Class A Common Stock	1,801	2,014	2,067
Dilutive options, awards and common stock equivalents	417	341	301
Total weighted average diluted Common Stock	21,599	21,847	22,798
Class A Common:
Weighted average shares outstanding	1,801	2,014	2,067

Basic net earnings per share
Common Stock	$1.00	$1.32	$1.24
Class A Common Stock	$0.95	$1.27	$1.18
Diluted net earnings per share
Common Stock	$0.98	$1.30	$1.22
Class A Common Stock	$0.94	$1.27	$1.17

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

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2018	$31,643
2019	28,862
2020	26,264
2021	21,074
2022	14,428
Subsequent to 2022	31,203
Total minimum lease payments	$153,474

Step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Landlord allowances for capital improvements have not been significant, but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

(In thousands)	2017	2016	2015
Property
Minimum	$27,543	$26,594	$27,211
Additional rentals based on sales	21	4	27
Sublease income	(90)	(58)	(206)
	27,474	26,540	27,032
Equipment	3,084	3,031	2,943
	$30,558	$29,571	$29,975

Note 15, Supplemental Cash Flow Information:

(In thousands)	2017	2016	2015
Cash paid for income taxes	18,763	$26,574	$13,509
Income tax refunds received	9	100	5
Cash paid for interest	2,486	2,540	2,583
Noncash financing and investing activity:
Fixed assets acquired (adjusted) related to capital lease and financing obligations	1,009	3,890	3,176
Increase in financing obligations	2,598	5,474	6,594

Note 16, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$200,427	$196,829	$207,647	$214,962
Gross profit	109,596	107,119	112,015	116,193
Credit service charges	45	42	38	35
Income before taxes	9,740	9,694	9,719	14,070
Net income	5,986	6,185	5,983	2,921
Basic net earnings per share:
Common	0.28	0.29	0.28	0.14
Class A Common	0.27	0.28	0.27	0.13
Diluted net earnings per share:
Common	0.28	0.29	0.28	0.13
Class A Common	0.27	0.27	0.27	0.13

The fourth quarter includes $1.9 million of other income primarily from gains on insurance recoveries of $1.3 million.  The fourth quarter also includes additional income tax expense of $5.9 million due to the Tax Act.

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

 Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc.

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2017:
Allowance for doubtful accounts	$360	$314	$404	$270
Reserve for cancelled sales and allowances	$1,772	$11,601	$11,909	$1,464

Year ended December 31, 2016:
Allowance for doubtful accounts	$395	$418	$453	$360
Reserve for cancelled sales and allowances	$1,659	$11,402	$11,289	$1,772

Year ended December 31, 2015:
Allowance for doubtful accounts	$350	$269	$224	$395
Reserve for cancelled sales and allowances	$1,627	$11,466	$11,434	$1,659

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.