Form 10-Q
period 2018-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2018-05-03
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒
The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of April 30, 2018, were:  Common Stock – 19,309,712; Class A Common Stock – 1,767,296.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$72,093	$79,491
Restricted cash equivalents	8,141	8,115
Accounts receivable, net	2,101	2,408
Inventories	109,024	103,437
Prepaid expenses	9,058	11,314
Other current assets	5,981	5,922
Total current assets	206,398	210,687
Accounts receivable, long-term, net	212	254
Property and equipment	226,995	229,215
Deferred income taxes	13,095	12,375
Other assets	9,089	8,798
Total assets	$455,789	$461,329
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$19,598	$20,501
Customer deposits	28,313	27,813
Accrued liabilities	33,020	37,582
Current portion of lease obligations	3,835	3,788
Total current liabilities	84,766	89,684
Lease obligations, less current portion	49,826	50,803
Other liabilities	26,675	26,700
Total liabilities	161,267	167,187

Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2018 – 28,979; 2017 – 28,950	28,979	28,950
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2018 and 2017 – 2,290	2,290	2,290
Additional paid-in capital	90,174	88,978
Retained earnings	290,044	287,390
Accumulated other comprehensive loss	(2,119)	(2,144)
Less treasury stock at cost – Common Stock (2018 – 9,670 and 2017– 9,498) and Convertible Class A Common Stock (2018 and 2017 – 522)	(114,846)	(111,322)
Total stockholders' equity	294,522	294,142
Total liabilities and stockholders' equity	$455,789	$461,329

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended March 31,
	2018	2017

Net sales	$199,442	$200,427
Cost of goods sold	90,535	90,831
Gross profit	108,907	109,596
Credit service charges	32	45
Gross profit and other revenue	108,939	109,641

Expenses:
Selling, general and administrative	101,004	100,374
Provision for doubtful accounts	2	102
Other (income) expense, net	(995)	(1,158)
Total expenses	100,011	99,318

Income before interest and income taxes	8,928	10,323
Interest expense, net	471	583

Income before income taxes	8,457	9,740
Income tax expense	2,144	3,754
Net income	$6,313	$5,986

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $9 in 2018 and 2017	$25	$16

Comprehensive income	$6,338	$6,002

Basic earnings per share:
Common Stock	$0.30	$0.28
Class A Common Stock	$0.28	$0.27

Diluted earnings per share:
Common Stock	$0.29	$0.28
Class A Common Stock	$0.28	$0.27

Cash dividends per share:
Common Stock	$0.18	$0.1200
Class A Common Stock	$0.17	$0.1125

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$6,313	$5,986
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,535	7,582
Stock-based compensation expense	1,571	1,316
Gain on insurance recovery	(307)	(1,170)
Proceeds from insurance recovery	266	311
Other	(762)	115
Changes in operating assets and liabilities:
Accounts receivable	347	798
Inventories	(5,587)	(6,238)
Customer deposits	500	2,340
Other assets and liabilities	2,688	1,068
Accounts payable and accrued liabilities	(4,270)	(6,349)
Net cash provided by operating activities	8,294	5,759

Cash Flows from Investing Activities:
Capital expenditures	(7,128)	(5,182)
Proceeds from insurance for destroyed property and equipment	55	989
Other	—	32
Net cash used in investing activities	(7,073)	(4,161)

Cash Flows from Financing Activities:
Payments on lease obligations	(930)	(849)
Dividends paid	(3,792)	(2,521)
Common stock repurchased	(3,524)	—
Other	(347)	(201)
Net cash used in financing activities	(8,593)	(3,571)

Decrease in cash, cash equivalents and restricted cash equivalents during the period	(7,372)	(1,973)
Cash, cash equivalents and restricted cash equivalents at beginning of period	87,606	71,515
Cash, cash equivalents and restricted cash equivalents at end of period	$80,234	$69,542

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

NOTE B - Recently Issued Accounting Pronouncements

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

Leases.  In February 2016, the FASB issued ASU 2016-02 which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous U.S. GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. As a result, we will have to recognize a liability representing our lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for Havertys beginning with the first quarter 2019 and we expect to adopt using the modified retrospective method. We are assessing the changes to processes and internal controls to meet the standard's reporting and disclosure requirements. For example, software has been purchased that will assist in recognition of additional assets and liabilities to be included on the balance sheet related to operating leases with durations greater than twelve months, with certain allowable exceptions. We continue to evaluate the expected financial impact of this standard on our consolidated financial position and results of operations.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – Recently Adopted Accounting Standards

ASU 2014-09
On January 1, 2018, we adopted ASU 2014-09, Revenue - Revenue from Contracts with Customers (ASC Topic 606 or "the new standard"). The new standard requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services.

We sell home furnishings and recognize revenue at delivery. Havertys does not have a loyalty program or sell gift certificates. We also do not offer coupons for redemption for future purchases, such as those that other retailers might issue for general marketing purposes or for those issued based in conjunction with prior purchases.

The product protection plan we offer is handled by a third-party and we have no performance obligation or inventory risk associated with this service. Havertys is acting as an agent for these sales and records this revenue at the time the covered products are delivered to the customer.

Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns.  Under the new standard, we record estimated refunds for sales returns on a gross basis rather than on a net basis. The standard requires the carrying value of the return asset to be presented separately from inventory and subject to impairment testing on its own, separately from inventory on hand. At March 31, 2018, the estimated return inventory was $0.7 million and is included in the line item "Other current assets" and the estimated refund liability was $2.0 million and is included in the line item "Accrued liabilities" on the Condensed Consolidated Balance Sheets.

We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $28.3 million and $27.8 million at March 31, 2018 and December 31, 2017, respectively.  Of the customer deposit liabilities at December 31, 2017, approximately $19.8 million was recognized through net sales in the three months ended March 31, 2018.

We adopted ASU 2014-09 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.  The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Balance Sheet
Assets
Estimated to be returned inventory	$—	$786	$786
Deferred income taxes	12,375	(44)	12,331

Liabilities
Refund on estimated returns and allowances	—	2,072	2,072
Reserve for cancelled sales and allowances	1,463	(1,463)	—

Equity
Retained earnings	287,390	133	287,523

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Upon adoption of ASC Topic 606, we adopted the following policy elections and practical expedients:

•	Our contracts are similar as to customer types, deliverables, timing of transfer of goods and other characteristics and we elected to use the portfolio method in accounting for our contracts.
•	We exclude from revenue amounts collected from customers for sales tax.
•
We finance less than 1% of sales.  We do not adjust the promised amount of consideration for the effects of a significant financing component since receivables from financed sales are paid within one year of delivery.

•	We expense sales commissions within SG&A at the time revenue is recognized because the amortization period would have been one year or less.
•	We do not disclose the value of unsatisfied performance obligations because delivery is made within one year of the customer purchase.

The following table presents the differences resulting from the adoption of ASC Topic 606 on line items in our condensed consolidated balance sheet. The impact of the adoption on line items in our other financial statements was not material.
	March 31, 2018
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Estimated to be returned inventory (included in other current assets)	$745	$—	$745
Deferred income taxes	13,095	13,139	(44)
Liabilities
Refund on estimated returns and allowances (included in other current liabilities)	1,971	—	1,971
Reserve for cancelled sales and allowances (included in other current liabilities)	—	1,407	(1,407)
Equity
Retained Earnings	290,044	289,907	137

The following table presents our revenues disaggregated by revenue source.

	Three Months Ended March 31,
	2018		2017
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$31,113	15.6%	$31,966	15.9%
Dining Room Furniture	21,634	10.8	21,413	10.7
Occasional	18,459	9.3	19,203	9.6
	71,206	35.7	72,582	36.2
Upholstery	81,798	41.0	82,124	41.0
Mattresses	19,678	9.9	21,242	10.6
Accessories and Other (1)	26,760	13.4	24,479	12.2
	$199,442	100.0%	$200,427	100.0%
(1)	Includes delivery charges and product protection.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ASU 2016-18
We adopted ASU 2016-18, Statement of Cash Flows (ASC Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) on January 1, 2018 using the required retrospective transition method.  This ASU requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Our restricted cash equivalents are funds used to collateralize a portion of our workers' compensation obligations as required by our insurance carrier.  These escrowed funds are shown as restricted cash and cash equivalents on our balance sheets and are investments in money market funds held by an agent. The annual agreement with our carrier governing these funds expires on December 31, 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
(In thousands)	(Unaudited)		(Unaudited)
Cash and cash equivalents	$72,093	$79,491	$61,495	$63,481
Restricted cash equivalents	8,141	8,115	8,047	8,034
Total cash, cash equivalents and restricted cash equivalents	$80,234	$87,606	$69,542	$71,515

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $6.4 million at March 31, 2018 and $6.0 million at December 31, 2017 and are included in other assets.  The related liabilities of the same amounts are included in other liabilities.

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

The borrowing base was $55.6 million at March 31, 2018, there were no outstanding letters of credit, and the net availability was $49.6 million.  We have not had any borrowings under the facility, which matures March 31, 2021, since its origination in 2008.

NOTE G – Other income, net
Other income includes gains from real estate sales and insurance recoveries on stores damaged or destroyed of approximately $0.9 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.
NOTE H – Income Taxes

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21%. It also eliminated certain deductions and enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. Under the guidance provided in the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"), we recorded provisional amounts for the impact of the Tax Act during the fourth quarter of 2017.  We did not make any adjustments to the provisional amounts during the first quarter of 2018.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rate for the three months ended March 31, 2018 and 2017 was 25.4% and 38.5%, respectively. The primary difference in the effective rate and the statutory rate is due to state income taxes.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – Stock Based Compensation Plan

As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2017 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the three months ended March 31, 2018:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2017	254,490	$21.88	179,774	$21.42	57,000	$18.14
Granted/Issued	116,035	22.95	103,940	22.95	—	—
Awards vested or rights exercised(1)	—	—	(46,269)	20.35	—	—
Forfeited	(400)	22.38	(7,033)	—	—	—
Outstanding at March 31, 2018	370,125	$22.21	230,412	$21.60	57,000	$18.14
Exercisable at March 31, 2018	—	—	—	—	57,000	$18.14
Awards expected to vest	370,125	$22.21	214,481	$21.58	—	—

(1)	Includes shares repurchased from employees for employee's tax liability.

Grants of equity awards are made to certain officers and key employees under stockholder approved long-term incentive plans. The service-based awards generally vest over one or four years. The number of performance-based awards to be issued is based on the achievement of the criteria established at the time of the grant and cliff vest after three years. All awards are settled in shares of our common stock.

The total fair value of performance-based shares that vested in 2018 was approximately, $1.1 million. The aggregate intrinsic value of service-based and performance-based awards at March 31 was $7.5 million and $4.6 million, respectively. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at March 31, 2018 was approximately $0.1 million.

The compensation for all awards is being charged to selling, general and administrative expenses over the respective grant's vesting periods, primarily on a straight-line basis. Stock based compensation expense for the three months ended March 31, 2018 and March 31, 2017 was approximately $1.6 million and $1.3 million, respectively.

As of March 31, 2018, the remaining unamortized compensation cost related to unvested equity awards was approximately $7.8 million and is expected to be recognized over a weighted-average period of 2.5 years.

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

	Three Months Ended March 31,
	2018	2017
Numerator:
Common:
Distributed earnings	$3,491	$2,317
Undistributed earnings	2,320	3,180
Basic	5,811	5,497
Class A Common earnings	502	489
Diluted	$6,313	$5,986

Class A Common:
Distributed earnings	$301	$204
Undistributed earnings	201	285
	$502	$489
Denominator:
Common:
Weighted average shares outstanding - basic	19,418	19,297
Assumed conversion of Class A Common Stock	1,767	1,813
Dilutive options, awards and common stock equivalents	420	430

Total weighted-average diluted Common Stock	21,605	21,540

Class A Common:
Weighted average shares outstanding	1,767	1,813
Basic earnings per share:
Common Stock	$0.30	$0.28
Class A Common Stock	$0.28	$0.27

Diluted earnings per share:
Common Stock	$0.29	$0.28
Class A Common Stock	$0.28	$0.27

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2018					2017
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$199.4	(0.5)%	$(1.0)	(1.1)%	$(2.1)	$200.4	3.0%	$5.9	1.6%	$3.0

Our average written ticket was up 1.8% and custom order upholstery sales grew 15.1% for the first quarter compared to the 2017 period.

Gross Profit

Gross profit for the first quarter of 2018 was 54.6%, down 10 basis points compared to the prior year period. Promotions in addition to markdowns for store closures and remodels were partly offset by operational improvements.

Our expectation for annual gross profit margins for 2018 is approximately 54.5% compared to annual gross profit margins of 54.3% in 2017.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A costs as a percent of sales for the first three months of the year were 50.6% for 2018 versus 50.1% for 2017.  Total SG&A dollars increased $0.6 million for the three months ended March 31, 2018 compared to the prior year period.  We had modest increases in selling and delivery costs partly offset by a reduction in administrative expenses for the first quarter of 2018 compared to the prior year period.  Our occupancy costs were up $0.6 million in the first three months of 2018 compared to the prior year period due to higher utilities and maintenance partly offset by lower depreciation expense.

We classify our SG&A expenses as either variable or fixed and discretionary.  Our variable expenses include the costs in the selling and delivery categories and certain warehouse expenses as these amounts will generally move in tandem with our level of sales.   The remaining categories and expenses are classified as fixed and discretionary because these costs do not fluctuate with sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table outlines our SG&A expenses by classification:

	Three months ended March 31,
	2018		2017
(In thousands)		% of Net Sales		% of Net Sales
Variable	$36,795	18.4%	$36,456	18.2%
Fixed and discretionary	64,209	32.2	63,918	31.9
	$101,004	50.6%	$100,374	50.1%

The fixed and discretionary expenses rose slightly for the first three months of 2018 versus 2017, and the increases for the rest of the year will fluctuate with marketing activity. Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $258.0 to $260.0 million for the full year 2018 versus $253.2 million for the same costs in 2017. The increase is largely due to higher occupancy costs for new and relocated stores, increases in employee compensation and benefits expense and inflation. The variable type costs within SG&A for the full year of 2018 are anticipated to be 18.5% compared to 18.2% in 2017 as a percent of sales due to increases in personnel costs.

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

We also have a $60.0 million revolving credit facility.  Refer to Note F to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility. The availability at March 31, 2018 was $49.6 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Our cash flows provided by operating activities totaled $8.3 million in the first three months of 2018 compared to $5.8 million for the same period of 2017.  This increase was due to smaller decreases in accounts payable and accrued liabilities and larger increases in other assets and liabilities partly offset by smaller increases in customer deposits.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $7.1 million in the first three months of 2018 versus $4.2 million for the same period of 2017. This increase was primarily due to greater capital expenditures in 2018.

Financing activities used cash of $8.6 million in the first three months of 2018 compared to $3.6 million for the same period of 2017. This increase was primarily due to $3.5 million of common stock purchases in 2018 and a $1.3 million increase in dividends paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Three Months Ended March 31, 2018

Our balance sheet as of March 31, 2018, as compared to our balance sheet as of December 31, 2017, changed as follows:

•	increase in inventories of $5.6 million in advance of supplying factories shutdown for Chinese New Year; and
•
decrease in accrued liabilities of $4.6 million due to typical payments made for year-end accruals such as incentive pay and real estate tax liabilities partly offset by the adoption of the new accounting standard.

Store Plans and Capital Expenditures

Location	Opening (Closing) Quarter Actual or Planned	Category
Columbia, SC	(Q-1-18)	Closure
Sherman, TX	(Q-2-18)	Closure
North Richland Hills, TX	(Q-2-18)	Closure
Chattanooga, TN	Q-4-18	New Market

These plans combined with other changes should decrease net selling space in 2018 by approximately 1.6%.  Our current plans for 2018 also include the completion of the expansion of our Western Distribution Center. Total capital expenditures are estimated to be $20 million in 2018 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2017. We had no significant changes in those critical accounting estimates since our last annual report.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is described under the subheading "Business and Reporting Policies" in Note A to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased. On August 9, 2016, the board authorized management to purchase up to $10.0 million of common and Class A common stock after the balance of a previous authorization was utilized.

The following table presents information with respect to our repurchase of Havertys' common stock during the first quarter of 2018:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – January 31	—	—	—	$10,011,960
February 1 – February 28	42,262	$20.51	42,262	9,145,069
March 1 – March 31	129,409	$20.53	129,409	6,487,979

Item 6. Exhibits

(a)  Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective May 12, 2010 (Exhibit 3.2 to our Second Quarter 2010 Form 10-Q).
10.1	Form of Agreement dated February 27, 2018 regarding change-in-control with the Named Executive Officers and a Management Director (Exhibit 10.1 to our Current Report on Form 8-K dated March 5, 2018).
10.2
Form of Agreement dated February 27, 2018 regarding change-in-control with Executive Officers who are not Named Executive Officers or a Management Director (Exhibit 10.2 to our Current Report on Form 8-K dated March 5, 2018).

10.3	Amendment to 2014 Long-Term Incentive Plan (Exhibit 10.1 to our Current Report on Form 8-K dated April 10, 2018).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018, and December 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii)  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 3, 2018	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)