Form 10-Q
period 2018-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2018-08-02
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒
The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of July 31, 2018, were:  Common Stock – 19,201,878; Class A Common Stock – 1,766,131.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$74,643	$79,491
Restricted cash and cash equivalents	8,179	8,115
Accounts receivable, net	1,918	2,408
Inventories	107,482	103,437
Prepaid expenses	12,167	11,314
Other current assets	6,266	5,922
Total current assets	210,655	210,687
Accounts receivable, long-term, net	210	254
Property and equipment, net	226,120	229,215
Deferred income taxes	12,648	12,375
Other assets	9,232	8,798
Total assets	$458,865	$461,329
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$22,055	$20,501
Customer deposits	29,352	27,813
Accrued liabilities	36,570	37,582
Current portion of lease obligations	3,883	3,788
Total current liabilities	91,860	89,684
Lease obligations, less current portion	48,836	50,803
Other liabilities	26,391	26,700
Total liabilities	167,087	167,187

Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2018 – 29,065: 2017 – 28,950	29,065	28,950
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2018 – 2,289; 2017 – 2,290	2,289	2,290
Additional paid-in capital	89,650	88,978
Retained earnings	292,465	287,390
Accumulated other comprehensive loss	(2,094)	(2,144)
Less treasury stock at cost – Common Stock (2018 – 9,864; 2017 – 9,498) and Convertible Class A Common Stock (2018 and 2017 – 522)	(119,597)	(111,322)
Total stockholders' equity	291,778	294,142
Total liabilities and stockholders' equity	$458,865	$461,329

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$198,775	$196,829	$398,218	$397,257
Cost of goods sold	90,978	89,710	181,514	180,542
Gross profit	107,797	107,119	216,704	216,715
Credit service charges	25	42	57	87
Gross profit and other revenue	107,822	107,161	216,761	216,802

Expenses:
Selling, general and administrative	98,753	96,837	199,756	197,212
Provision for doubtful accounts	22	61	24	163
Other expense (income), net	183	4	(811)	(1,155)
Total expenses	98,958	96,902	198,969	196,220

Income before interest and income taxes	8,864	10,259	17,792	20,582
Interest expense, net	454	565	925	1,148

Income before income taxes	8,410	9,694	16,867	19,434
Income tax expense	2,196	3,509	4,340	7,263
Net income	$6,214	$6,185	$12,527	$12,171

Other comprehensive income
Adjustments related to retirement plan; net of tax expense of $9 and $18 in 2018 and 2017	$25	$11	$50	$27

Comprehensive income	$6,239	$6,196	$12,577	$12,198

Basic earnings per share:
Common Stock	$0.30	$0.29	$0.60	$0.58
Class A Common Stock	$0.28	$0.28	$0.56	$0.55

Diluted earnings per share:
Common Stock	$0.29	$0.29	$0.58	$0.56
Class A Common Stock	$0.28	$0.27	$0.56	$0.54

Cash dividends per share:
Common Stock	$0.1800	$0.1200	$0.360	$0.240
Class A Common Stock	$0.1700	$0.1125	$0.340	$0.225

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$12,527	$12,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,061	15,201
Share-based compensation expense	2,557	2,175
Deferred income taxes	(335)	(1,790)
Gain on insurance recovery	(307)	(1,170)
Proceeds from insurance recovery	266	311
Provision for doubtful accounts	24	163
Other	18	629
Changes in operating assets and liabilities:
Accounts receivable	510	1,276
Inventories	(4,044)	(1,802)
Customer deposits	1,539	3,558
Other assets and liabilities	(484)	2,558
Accounts payable and accrued liabilities	1,525	(13,183)
Net cash provided by operating activities	28,857	20,097
Cash Flows from Investing Activities:
Capital expenditures	(14,642)	(10,457)
Proceeds from sale of property and equipment	846	79
Proceeds from insurance for destroyed property and equipment	55	989
Net cash used in investing activities	(13,741)	(9,389)

Cash Flows from Financing Activities:
Payments on lease obligations	(1,872)	(1,708)
Taxes on vested restricted shares	(1,162)	(1,539)
Dividends paid	(7,585)	(5,053)
Common stock repurchased	(9,281)	—
Net cash used in financing activities	(19,900)	(8,300)

Increase (decrease) in cash, cash equivalents and restricted equivalents during the period	(4,784)	2,408
Cash, cash equivalents and restricted cash equivalents at beginning of period	87,606	71,515
Cash, cash equivalents and restricted cash equivalents at end of period	$82,822	$73,923

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

Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns.  Under the new standard, we record estimated refunds for sales returns on a gross basis rather than on a net basis. The standard requires the carrying value of the return asset to be presented separately from inventory and subject to impairment testing on its own, separately from inventory on hand. At June 30, 2018, the estimated return inventory was $0.8 million and is included in the line item "Other current assets" and the estimated refund liability was $2.0 million and is included in the line item "Accrued liabilities" on the Condensed Consolidated Balance Sheets.

We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $29.4 million and $27.8 million at June 30, 2018 and December 31, 2017, respectively.  Of the customer deposit liabilities at December 31, 2017, approximately $27.5 million was recognized through net sales in the six months ended June 30, 2018.

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

•	We expense sales commissions within SG&A at the time revenue is recognized because the amortization period would be one year or less.
•	We do not disclose the value of unsatisfied performance obligations because delivery is made within one year of the customer purchase.

The following table presents the differences resulting from the adoption of ASC Topic 606 on line items in our condensed consolidated balance sheet. The impact of the adoption on line items in our other financial statements was not material.
	June 30, 2018
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Estimated to be returned inventory (included in other current assets)	$769	$—	$769
Deferred income taxes	12,648	12,692	(44)
Liabilities
Refund on estimated returns and allowances (included in other current liabilities)	2,026	—	2,026
Reserve for cancelled sales and allowances (included in other current liabilities)	—	1,437	(1,437)
Equity
Retained Earnings	292,465	292,329	136

The following table presents our revenues disaggregated by revenue source.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$33,550	16.9%	$32,055	16.3%	$64,665	16.2%	$64,021	16.1%
Dining Room Furniture	22,121	11.1	22,268	11.3	43,755	11.0	43,680	11.0
Occasional	17,044	8.6	17,849	9.1	35,502	8.9	37,053	9.3
	72,715	36.6	72,172	36.7	143,922	36.1	144,754	36.4
Upholstery	78,472	39.5	79,666	40.5	160,269	40.3	161,791	40.7
Mattresses	21,350	10.7	21,514	10.9	41,029	10.3	42,756	10.8
Accessories and Other (1)	26,238	13.2	23,477	11.9	52,998	13.3	47,956	12.1
	$198,775	100.0%	$196,829	100.0%	$398,218	100.0%	$397,257	100.0%
(1)	Includes delivery charges and product protection.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the balance sheet that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
(In thousands)	(Unaudited)		(Unaudited)
Cash and cash equivalents	$74,643	$79,491	$65,858	$63,481
Restricted cash equivalents	8,179	8,115	8,065	8,034
Total cash, cash equivalents and restricted cash equivalents	$82,822	$87,606	$73,923	$71,515

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $6.6 million at June 30, 2018 and $6.0 million at December 31, 2017 and are included in other assets.  The related liabilities of the same amounts are included in other liabilities.

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

The borrowing base was $54.4 million at June 30, 2018, there were no outstanding letters of credit, and the net availability was $48.4 million. We have not had any borrowings under the facility, which matures March 31, 2021, since its origination in 2008.

NOTE G – Other income, net
Other income includes gains and losses related to fixed assets.  We had gains from real estate sales and insurance recoveries on stores damaged or destroyed of approximately $0.7 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.
NOTE H – Income Taxes

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21%. It also eliminated certain deductions and enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. Under the guidance provided in the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"), we recorded provisional amounts for the impact of the Tax Act during the fourth quarter of 2017.  We did not make any adjustments to the provisional amounts during the first six months of 2018.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rate for the six months ended June 30, 2018 and 2017 was 25.7% and 37.4%, respectively. The primary difference in the effective rate and the statutory rate is due to state income taxes and additional tax expenses of $0.1 million in 2018 and tax benefit of $0.2 million in 2017 from vested stock awards.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – Stock Based Compensation Plan

As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2017 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the six months ended June 30, 2018:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2017	254,490	$21.88	179,774	$21.42	57,000	$18.14
Granted/Issued	116,035	22.95	103,940	22.95	—	—
Awards vested or rights exercised(1)	(124,550)	22.50	(48,661)	24.10	—	—
Forfeited	(1,100)	22.74	(7,033)	21.25	—	—
Outstanding at June 30, 2018	244,875	$22.07	228,020	$21.55	57,000	$18.14
Exercisable at June 30, 2018	—		—		57,000	$18.14
Awards expected to vest	244,875	$22.07	206,330	$21.50

(1)	Includes shares repurchased from employees for employee's tax liability.

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

The total fair value of performance-based awards that vested in 2018 was approximately $1.0 million.  The total fair value of service-based awards that vested in 2018 was approximately $2.4 million. The aggregate intrinsic value of service-based and performance-based awards at June 30, 2018 was approximately $5.3 million and $4.9 million, respectively. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at June 30, 2018 was approximately $0.2 million.

The compensation for all awards is being charged to selling, general and administrative expenses over the respective grant's vesting periods, primarily on a straight-line basis. Stock based compensation expense for the six months ended June 30, 2018 and 2017 was approximately $2.6 million and $2.2 million, respectively.

As of June 30, 2018, the remaining unamortized compensation cost related to unvested equity awards was approximately $6.7 million and is expected to be recognized over a weighted-average period of 2.4 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Common:
Distributed earnings	$3,494	$2,330	$6,984	$4,646
Undistributed earnings	2,226	3,355	4,547	6,536
Basic	5,720	5,685	11,531	11,182
Class A Common earnings	494	500	996	989
Diluted	$6,214	$6,185	$12,527	$12,171

Class A Common:
Distributed earnings	$300	$203	$601	$407
Undistributed earnings	194	297	395	582
	$494	$500	$996	$989
Denominator:
Common:
Weighted average shares outstanding - basic	19,312	19,377	19,364	19,337
Assumed conversion of Class A Common Stock	1,766	1,801	1,767	1,807
Dilutive options, awards and common stock equivalents	313	418	367	424

Total weighted-average diluted Common Stock	21,391	21,596	21,498	21,568

Class A Common:
Weighted average shares outstanding	1,766	1,801	1,767	1,807

Basic earnings per share:
Common Stock	$0.30	$0.29	$0.60	$0.58
Class A Common Stock	$0.28	$0.28	$0.56	$0.55

Diluted earnings per share:
Common Stock	$0.29	$0.29	$0.58	$0.56
Class A Common Stock	$0.28	$0.27	$0.56	$0.54

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2018					2017
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$199.4	(0.5)%	$(1.0)	(1.1)%	$(2.1)	$200.4	3.0%	$5.9	1.6%	$3.0
Q2	198.8	1.0	1.9	1.3	2.4	196.8	1.1	2.1	(0.2)	(0.4)
First Half	$398.2	0.2%	$1.0	0.1%	$0.4	$397.3	2.1%	$8.0	0.7%	$2.6

Our average written ticket was up 3.4% and custom order upholstery sales grew 3.0% for the second quarter compared to the 2017 period.

Gross Profit

Gross profit for the second quarter of 2018 was 54.2%, down 20 basis points compared to the prior year period. Increases in freight costs and merchandise pricing and mix contributed to the decline in gross profit margin. Gross profit for the first half of 2018 was 54.4% compared to 54.6% for the same period of 2017.  Increased freight costs and promotions in addition to markdowns for store closures and remodels were partly offset by operational improvements.

Our expectation for annual gross profit margins for 2018 is approximately 54.5% compared to annual gross profit margins of 54.3% in 2017.  Second half 2018 gross margins are expected to be approximately 20 basis points higher than the full year margin and 30 basis points higher for the fourth quarter. These assumptions do not include any impact of potential tariffs (see Part II, Item 1.A.).

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A costs as a percent of sales was 49.7% for the second quarter and 49.2% for the same period in 2017.  Total SG&A dollars increased $1.9 million for the three months ended June 30, 2018 compared to the prior year period.

Our SG&A costs as a percent of sales for the first half of the year were 50.2% and 49.6% for 2017.  Total SG&A dollars increased $2.5 million for the six months ended June 30, 2018 compared to the prior year period.

We had increases in selling expense due to higher third-party credit costs as usage of longer term credit promotions increased. Our administrative expenses increased primarily as group medical insurance costs were higher than the below average expense amounts in 2017.

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

The following table outlines our SG&A expenses by classification:

	Three months ended June 30,				Six Months ended June 30,
	2018		2017		2018		2017
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$37,279	18.8%	$35,908	18.2%	$74,073	18.6%	$72,365	18.2%
Fixed and discretionary	61,474	30.9	60,929	31.0	125,683	31.6	124,847	31.4
	$98,753	49.7%	$96,837	49.2%	$199,756	50.2%	$197,212	49.6%

The fixed and discretionary expenses rose slightly for the first six months of 2018 versus 2017. Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $257.0 to $259.0 million for the full year 2018 versus $253.2 million for the same costs in 2017. The increase is largely due to higher employee compensation and benefits and inflation. The variable type costs within SG&A for the full year of 2018 are anticipated to be 18.5% compared to 18.2% in 2017 as a percent of sales due to increases in delivery, personnel costs and third-party credit costs.

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

We also have a $60.0 million revolving credit facility.  Refer to Note F to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility. The availability at June 30, 2018 was $48.4 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Our cash flows provided by operating activities totaled $28.9 million in the first six months of 2018 compared to $20.1 million for the same period of 2017.  This increase was due to smaller decreases in accounts payable and accrued liabilities and larger increases in other assets and liabilities in 2017 versus 2018 partly offset by larger increases in inventories and smaller increases in customer deposits in 2018 compared to 2017.  For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $13.7 million in the first six months of 2018 versus $9.4 million for the same period of 2017. This increase was primarily due to greater capital expenditures in 2018.

Financing activities used cash of $19.9 million in the first six months of 2018 compared to $8.3 million for the same period of 2017. This increase was primarily due to $9.3 million of common stock purchases in 2018 and a $2.5 million increase in dividends paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Six Months Ended June 30, 2018

Our balance sheet as of June 30, 2018, as compared to our balance sheet as of December 31, 2017, changed as follows:

•	increase in inventories of $4.0 million to meet demand for holiday sales event at the end of quarter; and
•	increase in accounts payable of $1.6 million due to timing of inventory purchases.

Store Plans and Capital Expenditures

Location	Opening (Closing) Quarter Actual or Planned	Category
Columbia, SC	(Q-1-18)	Closure
Sherman, TX	(Q-2-18)	Closure
North Richland Hills, TX	(Q-2-18)	Closure
Raleigh, NC	(Q-4-18)	Closure
Chattanooga, TN	Q-1-19	New Market

These plans combined with other changes should decrease net selling space in 2018 by approximately 2.3%.  We will also complete the expansion of our Western Distribution Center in the third quarter of 2018. Total capital expenditures are estimated to be $20.0 million in 2018 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements or obligations.

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

Forward-Looking Information
Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies and similar matters, and those that include the words "believes," "anticipates," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  For those statements, Havertys claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties.  The following important factors could cause future results to differ: changes in the economic environment; changes in the housing market; changes in industry conditions; competition; changes in consumer preferences and spending patterns; merchandise costs;the  imposition of tariffs and other trade barriers and the effect of retaliatory trade measures; energy costs; timing and level of capital expenditures; introduction of new products; rationalization of operations; and other risks identified in Havertys' SEC reports and public announcements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form 10-K. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

New proposed tariffs would result in increased prices and could adversely affect our consolidated results of operations, financial position and cash flows.
Recently, the Trump Administration proposed Section 301 tariffs of 10% of the cost at duty of certain furniture, accessories, furniture parts, and raw materials for domestic furniture manufacturing products imported into the U.S. These proposed tariffs would increase our costs for not only finished products we purchase that are manufactured in China but also the cost of Chinese parts and components for products we purchase that are manufactured in the U.S.  We imported approximately $100 million of inventory in 2017 that was manufactured in China. We were the importer of record on approximately 12% of that amount and the remainder was purchased through third party suppliers. The amount of any price increases from suppliers due to tariffs, as with any pricing changes, will be subject to negotiation.  We may not be able to pass price increases on to our customers and may not be able to secure adequate alternative sources of products in the near term. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect the operating profits of our business and customer demand for certain of our products which could have an adverse effect on our consolidated results of operations, financial position and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased. On May 8, 2018, the board authorized management to purchase up to $10.0 million of common and Class A common stock after the balance of a previous authorization was utilized.

The following table presents information with respect to our repurchase of Havertys' common stock during the second quarter of 2018:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – April 30	—	—	—	$6,487,979
May 1 – May 31	119,319	$19.68	119,319	$14,139,221
June 1 – June 30	160,877	$21.19	160,877	$10,730,532

Item 6.    Exhibits

(a)  Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective May 8, 2018 (Exhibit 3.1 to our Current Report on Form 8-K dated May 10, 2018).
*10.1
First Amendment to the Amended and Restated Retailer Program Agreement between Haverty Furniture Companies, Inc. and Synchrony Bank.  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act.

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018, and December 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018 and 2017, (iii)  Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 2, 2018	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)