Form 10-Q
period 2018-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2018-11-01
CIK 216085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
(404) 443-2900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒
The numbers of shares outstanding of the registrant's two classes of $1 par value common stock as of October 30, 2018, were:  Common Stock – 18,977,170; Class A Common Stock – 1,762,157.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$96,269	$79,491
Restricted cash and cash equivalents	8,226	8,115
Accounts receivable, net	1,827	2,408
Inventories	108,344	103,437
Prepaid expenses	9,818	11,314
Other current assets	6,291	5,922
Total current assets	230,775	210,687
Accounts receivable, long-term, net	227	254
Property and equipment, net	220,286	229,215
Deferred income taxes	12,896	12,375
Other assets	9,400	8,798
Total assets	$473,584	$461,329
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$24,926	$20,501
Customer deposits	30,541	27,813
Accrued liabilities	41,713	37,582
Current portion of lease obligations	3,938	3,788
Total current liabilities	101,118	89,684
Lease obligations, less current portion	47,829	50,803
Other liabilities	32,214	26,700
Total liabilities	181,161	167,187

Stockholders' equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2018 – 29,075: 2017 – 28,950	29,075	28,950
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2018 – 2,284 2017 – 2,290	2,284	2,290
Additional paid-in capital	90,817	88,978
Retained earnings	297,065	287,390
Accumulated other comprehensive loss	(2,069)	(2,144)
Less treasury stock at cost – Common Stock (2018 – 10,097; 2017 – 9,498) and Convertible Class A Common Stock (2018 and 2017 – 522)	(124,749)	(111,322)
Total stockholders' equity	292,423	294,142
Total liabilities and stockholders' equity	$473,584	$461,329

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$210,547	$207,647	$608,765	$604,904
Cost of goods sold	95,175	95,632	276,689	276,175
Gross profit	115,372	112,015	332,076	328,729
Credit service charges	24	38	81	126
Gross profit and other revenue	115,396	112,053	332,157	328,855

Expenses:
Selling, general and administrative	103,185	102,099	302,942	299,310
Provision for doubtful accounts	34	18	58	181
Other expense (income), net	713	(276)	(98)	(1,430)
Total expenses	103,932	101,841	302,902	298,061

Income before interest and income taxes	11,464	10,212	29,255	30,794
Interest expense, net	260	493	1,184	1,641

Income before income taxes	11,204	9,719	28,071	29,153
Income tax expense	2,852	3,736	7,192	10,999
Net income	$8,352	$5,983	$20,879	$18,154

Other comprehensive income
Adjustments related to retirement plan; net of tax expense of $9 and $27 in 2018 and 2017	$25	$13	$75	$40

Comprehensive income	$8,377	$5,996	$20,954	$18,194

Basic earnings per share:
Common Stock	$0.40	$0.28	$1.00	$0.86
Class A Common Stock	$0.38	$0.27	$0.94	$0.82

Diluted earnings per share:
Common Stock	$0.39	$0.28	$0.98	$0.84
Class A Common Stock	$0.38	$0.27	$0.94	$0.81

Cash dividends per share:
Common Stock	$0.1800	$0.1500	$0.5400	$0.3900
Class A Common Stock	$0.1700	$0.1425	$0.5100	$0.3675

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$20,879	$18,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,650	22,819
Share-based compensation expense	3,781	3,045
Deferred income taxes	(592)	(2,990)
Gain on insurance recovery	(307)	(1,531)
Proceeds from insurance recovery	266	916
Provision for doubtful accounts	58	181
Other	866	626
Changes in operating assets and liabilities:
Accounts receivable	550	1,508
Inventories	(4,907)	2,356
Customer deposits	2,728	4,531
Other assets and liabilities	6,534	1,977
Accounts payable and accrued liabilities	9,988	(2,844)
Net cash provided by operating activities	62,494	48,748
Cash Flows from Investing Activities:
Capital expenditures	(18,231)	(15,394)
Proceeds from sale of property and equipment	2,421	—
Proceeds from insurance for destroyed property and equipment	55	1,045
Other	—	83
Net cash used in investing activities	(15,755)	(14,266)

Cash Flows from Financing Activities:
Payments on lease obligations	(2,824)	(2,577)
Taxes on vested restricted shares	(1,233)	(1,555)
Dividends paid	(11,337)	(8,223)
Common stock repurchased	(14,456)	—
Construction Allowance receipts	—	1,350
Net cash used in financing activities	(29,850)	(11,005)

Increase in cash, cash equivalents and restricted cash equivalents during the period	16,889	23,477
Cash, cash equivalents and restricted cash equivalents at beginning of period	87,606	71,515
Cash, cash equivalents and restricted cash equivalents at end of period	$104,495	$94,992

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

Leases.  In February 2016, the FASB issued ASU 2016-02 which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous U.S. GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. As a result, we will have to recognize a liability representing our lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for Havertys beginning with the first quarter 2019 and we expect to adopt using the modified retrospective method. We are assessing the changes to processes and internal controls to meet the standard's reporting and disclosure requirements. For example, software has been purchased that will assist in recognition of additional assets and liabilities to be included on the balance sheet related to operating leases with durations greater than twelve months, with certain allowable exceptions. Our current undiscounted minimum commitments under noncancelable operating leases is approximately $136.3 million. Upon adoption, a substantial portion of these lease commitments will be recorded at their net present value as a right of use asset and a lease obligation. The ultimate impact of adopting ASU 2016-02 will depend on our lease portfolio as of the adoption date. We do not believe adoption of this standard will have a significant impact on our consolidated statement of earnings, stockholders' equity, and cash flows.

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

Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns.  Under the new standard, we record estimated refunds for sales returns on a gross basis rather than on a net basis. The standard requires the carrying value of the return asset to be presented separately from inventory and subject to impairment testing on its own, separately from inventory on hand. At September 30, 2018, the estimated return inventory was $0.8 million and is included in the line item "Other current assets" and the estimated refund liability was $2.0 million and is included in the line item "Accrued liabilities" on the Condensed Consolidated Balance Sheets.

We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $30.5 million and $27.8 million at September 30, 2018 and December 31, 2017, respectively.  Of the customer deposit liabilities at December 31, 2017, approximately $27.6 million has been recognized through net sales in the nine months ended September 30, 2018.

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
	September 30, 2018
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Estimated to be returned inventory (included in other current assets)	$755	$—	$755
Deferred income taxes	12,896	12,937	(41)
Liabilities
Refund on estimated returns and allowances (included in other current liabilities)	2,003	—	2,003
Reserve for cancelled sales and allowances (included in other current liabilities)	—	1,411	(1,411)
Equity
Retained Earnings	$297,065	$296,943	$122

The following table presents our revenues disaggregated by revenue source (dollars in thousands, amounts and percentages may not always add due to rounding).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$34,251	16.3%	$35,717	17.2%	$98,915	16.2%	$99,737	16.5%
Dining Room Furniture	23,728	11.3	22,915	11.0	67,483	11.1	66,595	11.0
Occasional	18,809	8.9	19,521	9.4	54,312	8.9	56,573	9.4
	76,788	36.5	78,153	37.6	220,710	36.3	222,905	36.8
Upholstery	82,360	39.1	80,146	38.6	242,629	39.9	241,940	40.0
Mattresses	23,168	11.0	24,581	11.8	64,197	10.5	67,335	11.1
Accessories and Other (1)	28,231	13.4	24,767	11.9	81,229	13.3	72,723	12.0
	$210,547	100.0%	$207,647	100.0%	608,765	100.0%	$604,904	100.0%
(1)	Includes delivery charges and product protection.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
(In thousands)	(Unaudited)		(Unaudited)
Cash and cash equivalents	$96,269	$79,491	$86,903	$63,481
Restricted cash equivalents	8,226	8,115	8,089	8,034
Total cash, cash equivalents and restricted cash equivalents	$104,495	$87,606	$94,992	$71,515

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $6.7 million at September 30, 2018 and $6.0 million at December 31, 2017 and are included in other assets.  The related liabilities of the same amounts are included in other liabilities.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE F – Credit Arrangement

We have a $60.0 million revolving credit facility secured by our inventory, accounts receivable, cash, and certain other personal property.  Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit.  Amounts available to borrow are based on the lesser of the borrowing base or the $60.0 million line amount, reduced by $6.0 million if a fixed charge coverage ratio test for the immediately preceding 12 months are not met. The credit facility contains covenants that, among other things, limit our ability to incur certain types of debt or liens, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The covenants also limit our ability to pay dividends upon reaching $16.5 million of unused availability.

The borrowing base was $54.4 million at September 30, 2018, there were no outstanding letters of credit, and the net availability was $48.4 million. The facility, which has not been used since its origination, matures March 31, 2021.

NOTE G – Other income, net
Other income includes gains and losses related to fixed assets.  We had net losses from real estate sales of approximately $0.4 million for the nine months ended September 30, 2018 and gains from insurance recoveries on stores damaged or destroyed of approximately $0.3 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.
NOTE H – Income Taxes

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21%. It also eliminated certain deductions and enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. Under the guidance provided in the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"), we recorded provisional amounts for the impact of the Tax Act during the fourth quarter of 2017.  We have completed our analysis of the provisional amounts and no adjustments are necessary for the remeasurement of the related deferred tax balance.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a year to date adjustment.

Our effective tax rate for the nine months ended September 30, 2018 and 2017 was 25.6% and 37.7%, respectively. The primary difference in the effective rate and the statutory rate is due to state income taxes and additional tax expenses of $0.1 million in 2018 and tax benefit of $0.2 million in 2017 from vested stock awards.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I – Stock Based Compensation Plan

As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2017 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the nine months ended September 30, 2018:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2017	254,490	$21.88	179,774	$21.42	57,000	$18.14
Granted/Issued	140,997	22.74	103,940	22.95	—	—
Awards vested or rights exercised(1)	(132,872)	22.45	(48,661)	24.10	—	—
Forfeited	(12,798)	21.83	(25,299)	21.40	—	—
Outstanding at September 30, 2018	249,817	$22.06	209,754	$21.56	57,000	$18.14
Exercisable at September 30, 2018	—		—		57,000	$18.14
Awards expected to vest	249,817	$22.06	188,426	$21.51

(1)	Includes shares repurchased from employees for employee's tax liability.

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

The total fair value of service-based awards that vested in 2018 was approximately $2.6 million. The total fair value of performance-based awards that vested in 2018 was approximately $1.0 million.  The aggregate intrinsic value of service-based and performance-based awards at September 30, 2018 was approximately $4.6 million and $5.5 million, respectively. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at September 30, 2018 was approximately $0.2 million.

The compensation for all awards is being charged to selling, general and administrative expenses over the respective grant's vesting periods, primarily on a straight-line basis. Stock based compensation expense for the nine months ended September 30, 2018 and 2017 was approximately $3.8 million and $3.0 million, respectively.

As of September 30, 2018, the remaining unamortized compensation cost related to unvested equity awards was approximately $5.4 million and is expected to be recognized over a weighted-average period of 2.2 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Numerator:
Common:
Distributed earnings	$3,451	$2,913	$10,436	$7,560
Undistributed earnings	4,230	2,586	8,777	9,122
Basic	7,681	5,499	19,213	16,682
Class A Common earnings	671	484	1,666	1,472
Diluted	$8,352	$5,983	$20,879	$18,154

Class A Common:
Distributed earnings	$300	$256	$901	$663
Undistributed earnings	371	228	765	809
	$671	$484	$1,666	$1,472
Denominator:
Common:
Weighted average shares outstanding - basic	19,138	19,421	19,288	19,365
Assumed conversion of Class A Common Stock	1,765	1,798	1,766	1,804
Dilutive options, awards and common stock equivalents	327	391	354	413

Total weighted-average diluted Common Stock	21,230	21,610	21,408	21,582

Class A Common:
Weighted average shares outstanding	1,765	1,798	1,766	1,804

Basic earnings per share:
Common Stock	$0.40	$0.28	$1.00	$0.86
Class A Common Stock	$0.38	$0.27	$0.94	$0.82

Diluted earnings per share:
Common Stock	$0.39	$0.28	$0.98	$0.84
Class A Common Stock	$0.38	$0.27	$0.94	$0.81

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.

Comparable-store or "comp-store" sales for the periods presented are sales from our website and stores open throughout the period and the corresponding prior year period.  If a store expansion results in a 10% or greater increase in selling square footage, its sales are removed from the comparable store sales base until it has been open a full 12 months.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2018					2017
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$199.4	(0.5)%	$(1.0)	(1.1)%	$(2.1)	$200.4	3.0%	$5.9	1.6%	$3.0
Q2	198.8	1.0	1.9	1.3	2.4	196.8	1.1	2.1	(0.2)	(0.4)
Q3	210.5	1.4	2.9	2.6	5.2	207.6	(1.9)	(4.0)	(2.9)	(6.0)
9 months ended September 30	$608.8	0.6%	$3.9	0.9%	$5.5	$604.9	0.7%	$3.9	(0.6)%	$(3.3)

Our average written ticket was up 5.9% and custom order upholstery sales grew 10.6% for the third quarter compared to the 2017 period.  For the nine months ended September 30, 2018 our average written ticket was up 3.7% and custom upholstery sales rose 9.6%.

Gross Profit

Gross profit for the third quarter of 2018 was 54.8%, up 90 basis points compared to the prior year period. Merchandise pricing and mix and reduced product markdowns and a smaller negative LIFO impact contributed to the increase in gross profit margin. Gross profit for the nine months of 2018 was 54.6% compared to 54.4% for the same period of 2017.

Our expectation for annual gross profit margins for 2018 is approximately 54.5% compared to annual gross profit margins of 54.3% in 2017.  We do not believe the tariffs will have a material impact on our 2018 financial results (see Part II, Item 1.A.).

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A costs as a percent of sales were 49.0% for the third quarter of 2018 and 49.2% for the same period in 2017. Total SG&A dollars increased $1.0 million for the three months ended September 30, 2018 compared to the prior year period. Occupancy expense was down $0.4 million due to store closures partially offset by higher property taxes. Warehouse and delivery costs were up $0.7 million due to higher wages and temporary labor and fuel costs. Administrative costs rose $0.6 million due to higher compensation costs offset by decreases in group medical costs.

Our SG&A costs as a percent of sales for the first nine months of the year were 49.8% and 49.5% for 2017. Total SG&A dollars increased $3.6 million for the nine months ended September 30, 2018 compared to the prior year period. Our selling costs increased $1.0 million in 2018 over 2017 in step with higher commissions and benefits and due to greater third-party financing costs on more utilization of longer-term programs.  Warehouse and delivery expenses were up $1.4 million due to increased

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

compensation and fuel costs.  Administrative costs rose $1.4 million due to increased salaries and group medical costs.

We classify our SG&A expenses as either variable or fixed and discretionary.  Our variable expenses include the costs in the selling and delivery categories and certain warehouse expenses as these amounts will generally move in tandem with our level of sales. The remaining categories and expenses are classified as fixed and discretionary because these costs do not fluctuate with sales.

The following table outlines our SG&A expenses by classification (amounts and percentages may not always add due to rounding):

	Three months ended September 30,				Nine Months ended September 30,
	2018		2017		2018		2017
(In millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$37.8	17.9%	$37.4	18.0%	$111.8	18.4%	$109.7	18.2%
Fixed and discretionary	65.4	31.1	64.7	31.2	191.1	31.4	189.6	31.3
	$103.2	49.0%	$102.1	49.2%	$302.9	49.8%	$299.3	49.5%

The fixed and discretionary expenses rose slightly for the first nine months of 2018 versus 2017. Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $257.0 to $259.0 million for the full year 2018 versus $253.2 million for the same costs in 2017. The increase is largely due to higher employee compensation and benefits and inflation. The variable type costs within SG&A for the full year of 2018 are anticipated to be 18.5% compared to 18.2% in 2017 as a percent of sales due to increases in delivery, personnel costs and third-party credit costs.

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

We also have a $60.0 million revolving credit facility.  Refer to Note F to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility. The availability at September 30, 2018 was $48.4 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Our cash flows provided by operating activities totaled $62.5 million in the first nine months of 2018 compared to $48.7 million for the same period of 2017.  This increase was due to larger increases in accounts payable and accrued liabilities and in other assets and liabilities in 2018 versus 2017 partly offset by larger increases in inventories and smaller increases in customer deposits in 2018 compared to 2017. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $15.8 million in the first nine months of 2018 versus $14.3 million for the same period of 2017. This increase was due to greater capital expenditures in 2018 offset by larger proceeds from sales of property and equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financing activities used cash of $29.9 million in the first nine months of 2018 compared to $11.0 million for the same period of 2017. This increase was primarily due to $14.4 million of common stock purchases in 2018 and a $3.1 million increase in dividends paid.

Balance Sheet Changes for the Nine Months Ended September 30, 2018

Our balance sheet as of September 30, 2018, as compared to our balance sheet as of December 31, 2017, changed as follows:

•	increase in inventories of $4.9 million to meet demand and prepare for the fourth quarter;
•	reduction in net property and equipment of $8.9 million as depreciation and disposals outpaced additions;
•	increase in accounts payable of $4.4 million due to timing of inventory purchases;
•	increase in accrued liabilities of $4.1 million due to accruals for real estate and property taxes and the change in accounting for ASC Topic 606; and
•	increase in other liabilities of $5.5 million primarily due to receipt of incentives that will amortize over approximately six years.

Store Plans and Capital Expenditures

Location	Opening (Closing) Quarter Actual or Planned	Category
Columbia, SC	(Q-1-18)	Closure
Sherman, TX	(Q-2-18)	Closure
North Richland Hills, TX	(Q-2-18)	Closure
Raleigh, NC	(Q-4-18)	Closure
Monroe, LA	(Q-4-18)	Closure
Chattanooga, TN	Q-4-18	New Market

These plans combined with other changes should decrease net selling space in 2018 by approximately 2.2%.  We also completed the expansion of our Western Distribution Center in the third quarter of 2018. Total capital expenditures are estimated to be $20.0 million in 2018 depending on the timing of spending for new projects. We will have completed our store closure activity at the end of 2018 and expect to add new locations in fill-in markets in 2019.

Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements or obligations.

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

Forward-Looking Information
Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies and similar matters, and those that include the words "believes," "anticipates," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  For those statements, Havertys claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties.  The following important factors could cause future results to differ: changes in the economic environment; changes in the housing market; changes in industry conditions; competition; changes in consumer preferences and spending patterns; merchandise costs; the imposition of tariffs and other trade barriers and the effect of retaliatory trade measures; energy costs; timing and level of capital expenditures; introduction of new products; rationalization of operations; and other risks identified in Havertys' SEC reports and public announcements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Proposed increases in tariffs would result in increased prices and could adversely affect our consolidated results of operations, financial position and cash flows.
Effective September 24, 2018, the Trump Administration implemented Section 301 tariffs of 10% of the cost at duty of certain furniture, accessories, furniture parts, and raw materials for furniture manufacturing products imported into the U.S from China. The tariffs are scheduled to increase to 25% on January 1, 2019. These tariffs will increase our costs for not only finished products we purchase that are manufactured in China but also the cost of Chinese parts and components for products we purchase that are manufactured in the U.S.  We imported approximately $100 million of inventory in 2017 that was manufactured in China. We were the importer of record on approximately 12% of that amount and the remainder was purchased through third party suppliers. We do not believe the 10% tariffs will have a material impact on our 2018 financial results given the timing of our inventory purchases. The impact of the imposition of a 25% tariff increase is difficult to determine. The amount of any price increases from suppliers due to tariffs, as with any pricing changes, will be subject to negotiation. We may not be able to pass price increases on to our customers and may not be able to secure adequate alternative sources of products in the near term. We believe these tariffs will make gross profit improvement in 2019 difficult to achieve and may cause gross profit margin to contract. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect the operating profits of our business and customer demand for certain of our products which could have an adverse effect on our consolidated results of operations, financial position and cash flows.

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

The following table presents information with respect to our repurchase of Havertys' common stock during the third quarter of 2018:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	—	—	—	$10,730,532
August 1 – August 31	73,411	$21.75	73,411	$9,133,827
September 1 – September 31	162,284	$22.05	162,284	$5,555,961

Item 6.    Exhibits

(a)  Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an "*"). Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement.  Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective May 8, 2018 (Exhibit 3.1 to our Current Report on Form 8-K dated May 10, 2018).
*+10.1	Form of Employee Agreement dated September 19, 2018.
+10.2	Restricted Stock Award Agreement dated September 19, 2018 (Exhibit 10.1 to our Current Report on Form 8-K dated September 21, 2018).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018, and December 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2018 and 2017, (iii)  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 1, 2018	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)