Form 10-K
period 2018-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2019-03-04
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $417,443,226 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).
There were 18,813,551 shares of common stock and 1,757,157 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 28, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2019 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.
Annual Report on Form 10-K for the year ended December 31, 2018

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

Overview

Havertys is a specialty retailer of residential furniture and accessories. Our founder, J.J. Haverty began the business in 1885 in Atlanta, Georgia with one store and made deliveries using horse-drawn wagons. The Company grew to 18 stores and was incorporated in September 1929. Anticipating further growth, the Company accessed additional capital through its initial public offering in October 1929.

Havertys has grown to 120 stores in 16 states in the Southern and Midwest regions. All of our retail locations are operated using the Havertys name and we do not franchise our stores. Our customers are generally college educated women in middle to upper-middle income households. Our brand recognition is very high in the markets we serve, and consumer surveys indicate Havertys is associated with a high level of quality, fashion, value and service.

Merchandise and Revenues

We develop our merchandise selection with the tastes of the diverse “on trend” consumer in mind. A wide range of styles from traditional to contemporary are in our core assortment and most of the furniture merchandise we carry bears the Havertys brand. We also tailor our product offerings to the needs and tastes of the local markets we serve emphasizing more “coastal,” “western” or “urban” looks as appropriate. Our custom upholstery programs and eclectic looks are an important part of our product mix and allow the on-trend consumer more self-expression.

We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer. We carry nationally well-known mattress product lines such as Sealy®, Tempur-Pedic®, Serta®, Stearns & Foster®, and Beautyrest Black® in addition to our private label SkyeTM.

Our customers use varying methods to purchase or finance their sales. As an added convenience to our customers, we offer financing by third-party finance companies or through an internal revolving charge credit plan. Sales financed by the third-party providers are not Havertys’ receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party providers for 2018 were no interest offers requiring monthly payments over periods of 18 to 36 months. The fees we pay to the third-party are included in SG&A as a selling expense. We also maintain a small in-house financing program for our customers with the offer most frequently chosen carrying no interest for 12 months and requiring equal monthly payments. This program generates very minor credit revenue and is for credit worthy customers who prefer financing with the retailer directly or who are not able to quickly establish sufficient credit with other providers on comparable terms.

The following summarizes the different purchasing methods used as a percent of amount due from customers including sales tax:

	Year Ended December 31,
	2018	2017	2016
Cash or check	8.1%	8.8%	8.5%
Credit or debit cards	59.8	59.8	58.0
Third-party financed	31.6	30.8	32.5
Havertys financed	0.5	0.6	1.0
	100.0%	100.0%	100.0%

Stores

As of December 31, 2018, we operated 120 stores serving 83 cities in 16 states with approximately 4.4 million retail square feet. Our stores range in size from 19,000 to 66,000 selling square feet with the average being approximately 35,000 square feet. We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings. The store’s curb appeal is important to the type of middle to upper-middle income consumer that we target and our use of classical facades and attractive landscaping complements the quality and style of our merchandise. Interior details are also important for a pleasant and inviting shopping experience. We are very intentional in having open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.

We currently have no plans to expand outside our distribution footprint and there are a limited number of markets that we do not currently serve that are expansion candidates.  We are evaluating certain existing stores for relocation. We expect a slight increase of approximately 2.0% in our retail square footage in 2019.

Internet

We consider our website an extension of our brick-and-mortar locations and not a separate segment of our business. Most customers will use the internet for inspiration and as a start to their shopping process to view products and prices. Our website features a variety of helpful tools including a design center with 3D room planners, upholstery customization, and inspired accessories to create shareable “Idea Boards.” A large number of product reviews written by our customers is also provided which some consumers find important in the decision-making process.

The next stop in the purchase journey for most consumers is a visit to a store to touch, sit, and see merchandise in person. Our sales consultants also use havertys.com as a tool to further engage our customers while they are in the store. They may make their purchase in the store or opt to return home and finalize their decisions, place their orders online and set delivery. We limit online sales of our furniture to within our delivery network, and accessories to the continental United States. Our online sales for 2018 were approximately 2% of our total sales and the level of online sales increased 10.9%.

We believe that a direct-to-customer business complements our retail store operations by building brand awareness.

Suppliers

We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 51% of our product purchases during 2018. Most of our wood products, or “case goods,” are imported from Asia. Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.

We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers. Our direct import team works with industry designers and manufacturers in some of the best factories throughout Asia. We have dedicated quality control specialists on-site during production to ensure the items meet our specifications. Approximately 30% of our case goods sales in 2018 were generated by our direct imports.

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

Our distribution system uses a combination of three distribution centers (DCs) and four home delivery centers (HDCs). The DCs receive both domestic product and containers of imported merchandise. A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for random storage in the warehouse and efficient scheduling and changing of the workflow. The DCs are also designed to shuttle prepped merchandise up to 250 miles for next day home deliveries and serve HDCs within a 500-mile radius. The HDCs provide service to markets within an additional 200 miles. We use a third-party to handle over-the-road delivery of product from the DCs to the HDCs and market areas. We use Havertys employees for executing home delivery, and branded this service “Top Drawer Delivery,” an important function serving as the last contact with our customers in the purchase process. Operating standards in our warehouse and delivery functions provide measurements for determining staffing needs and increasing productivity. We believe that our distribution and delivery system is one of the best in the retail furniture industry and provides us with a significant competitive advantage.

MHDC
OHDC
VHDC
WDC
EDC
FDC
Regional Distribution Center
Home Delivery Center
Store Location

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. The degree and sources of competition vary by geographic area. We compete with numerous individual retail furniture stores as well as chains. Retail stores opened by furniture manufacturers in an effort to control and protect the distribution prospects of their branded merchandise compete with us in certain markets.  Mass merchants, certain department stores, and some electronics and appliance retailers also have limited furniture product offerings. There has been growth in the e‑commerce channel both from internet only retailers and those with a brick-and-mortar presence.

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

Employees

Our employees are among our best investments and are critical for our success. As of December 31, 2018, we had 3,418 employees: 2,102 in individual retail store operations, 196 in our corporate and credit operations, 70 in our customer-service call centers, and 1,050 in our warehouse and delivery points. None of our employees is a party to any union contract.

Seasonality

Our business is affected by traditional retail seasonality, advertising and promotion programs, and general economic trends.  We typically achieve our smallest quarter by revenues in the second quarter and the largest in the fourth quarter.  In 2018, our fourth quarter sales did not match historical patterns as business surrounding the traditional holiday shopping periods around Thanksgiving and Christmas was significantly lower than in the prior years.

Trademarks and Domain Names

We have registered our various logos, trademarks and service marks. We believe that our trademark position is adequately protected in all markets in which we do business. In addition, we have registered and maintain numerous internet domain names including “havertys.com.” Collectively, the logos, trademarks, service marks and domain names that we hold are of material importance to us.

Available Information
Filings with the SEC

As a public company, we regularly file proxy statements, reports and amendments thereto with the Securities and Exchange Commission (“SEC”). These documents are available on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our website is www.havertys.com and contains, among other things, our annual report on Form 10-K, annual meeting proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, which may be accessed free of charge. These reports are accessible by clicking on the “Investors” tab on our home page and then click on “SEC filings.”  This annual report on Form 10-K and other SEC filings made by Havertys are also accessible through the SEC’s website at www.sec.gov.

The information on our website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

ITEM 1A. RISK FACTORS

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this annual report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), and the consolidated financial statements and related notes in Part II, Item 8. “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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

We import a substantial portion of our merchandise from foreign sources. This exposes us to certain risks that include political and economic conditions. Recently, political discourse in the United States has increasingly focused on ways to discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions and curb what are considered to be unfair trade practices. To address these concerns, tariffs were imposed on goods manufactured in China in an attempt to discourage these practices. The tariffs began in September 2018 at 10% of product costs and were scheduled to increase to 25% on March 4, 2019. The increase to 25% has been postponed as part of ongoing discussions between the governments of the United States and China. If ultimately enacted, a 25% tariff could negatively impact our ability to source products from foreign jurisdictions and could adversely affect our results of operations or profitability.

Based on product costs, approximately 70% of our total furniture purchases (which exclude mattresses) in 2018 were for goods not produced domestically and approximately 35% were produced in China. All our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such changes, if they occur, could have one or more of the following impacts:

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

The primary materials our vendors use to produce and manufacture our products are various woods and wood products, resin, steel, leather, cotton, and certain oil-based products. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic and political climate, and other unforeseen circumstances. Significant increases in these and other costs in the future could materially affect our vendors’ costs and our profits as discussed above.

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

We source substantially all of our products from non-exclusive, third-party producers, many of which are located in foreign countries. Although we have long-term relationships with many of our suppliers, we must compete with other companies for the production capacity of these independent manufacturers. We regularly depend upon the ability of third-party producers to secure a sufficient supply of raw materials, a skilled workforce, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production and quality in many third-party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.

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

In addition, there is a risk that compliance lapses by our foreign manufacturers could occur which could lead to investigations by U.S. government agencies responsible for international trade compliance. Resulting penalties or enforcement actions could delay future imports or otherwise negatively impact our business. There also remains a risk that one or more of our foreign manufacturers will not adhere to applicable legal requirements or our compliance standards such as fair labor standards, the prohibition on child labor and other product safety or manufacturing safety standards. The violation of applicable legal requirements, including labor, manufacturing and safety laws, by any of our manufacturers, the failure of any of our manufacturers to adhere to our global compliance standards or the divergence of the labor practices followed by any of our manufacturers from those generally accepted in the U.S., could disrupt our supply of products from our manufacturers, result in potential liability to us and harm our reputation and brand, any of which could negatively affect our business and operating results.

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

We utilize three large distribution centers to flow our merchandise from the vendor to the consumer. This system is very efficient for reducing inventory requirements but makes us operationally vulnerable should one of these facilities become damaged.

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

We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber-attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry accepted methods.  We are continuously installing new and upgrading existing information technology systems. We use employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for all companies, including ours. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards.

Nevertheless, as cyber threats evolve, change and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat our or a third-party service provider's security measures in the future and obtain the personal information of customers or employees. Employee error or other irregularities may also result in a failure of security measures and a breach of information systems. Moreover, hardware, software or applications we use may have inherent defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. A security breach and loss of information may not be discovered for a significant period of time after it occurs. While we have no knowledge of a material security breach to date, any compromise of data security could result in a violation of applicable privacy and other laws or standards, the loss of valuable business data, or a disruption of our business. A security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could give rise to unwanted media attention, materially damage our customer relationships and reputation, and result in fines, fees, or liabilities, which may not be covered by our insurance policies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.  ROPERTIES
Stores
Our retail store space at December 31, 2018 totaled approximately 4.4 million square feet for 120 stores.  The following table sets forth the number of stores we operated at December 31, 2018 by state:

State	Number of Stores	State	Number of Stores
Florida	29	Maryland	4
Texas	22	Arkansas	3
Georgia	18	Louisiana	3
North Carolina	8	Kentucky	2
Virginia	8	Ohio	2
South Carolina	6	Indiana	1
Alabama	6	Kansas	1
Tennessee	6	Missouri	1

The 40 retail locations which we owned at December 31, 2018 had a net book value for land and buildings of $80.5 million. Additionally, we had 19 leased locations open whose properties have a net book value of $50.9 million which, due to financial accounting rules, are included on our balance sheets.  The remaining 61 locations are leased by us with various termination dates through 2032 plus renewal options.

Distribution Facilities
We lease or own regional distribution facilities in the following locations:
Location	Owned or Leased	Approximate Square Footage
Braselton, Georgia	Leased	808,000
Coppell, Texas	Owned	394,000
Lakeland, Florida	Owned	335,000
Colonial Heights, Virginia	Owned	129,000
Fairfield, Ohio	Leased	50,000
Theodore, Alabama	Leased	42,000
Memphis, Tennessee	Leased	30,000
Corporate Facilities
We lease approximately 48,000 square feet on two floors of a suburban mid-rise office building located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia.
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

Name, age and office (at December 31, 2018) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Clarence H. Smith	68	Chairman of the Board President and Chief Executive Officer Director	2012 2002 1989	President and Chief Executive Officer
Steven G. Burdette	57	Executive Vice President, Operations	2017	Executive Vice President, Stores, 2008-2017
J. Edward Clary	58	Executive Vice President, and Chief Information Officer	2015	Senior Vice President, Distribution and Chief Information Officer 2008-2015
Kathleen M. Daly	56	Senior Vice President, Marketing	2014	Head of Industry, Retail/Vertical with Google, 2007-2014
Allan J. DeNiro	65	Senior Vice President, Chief People Officer	2010	Has held this position for the last five years
John L. Gill	55	Senior Vice President, Merchandising	2018	Vice President, Merchandising 2017-2018; Eastern Regional Manager 2016-2018; Vice President, Operations 2015-2017; Western Regional Manager 2005-2015
Richard B. Hare	52	Executive Vice President and Chief Financial Officer	2017	Senior Vice President, Finance, Treasurer and Chief Financial Officer of Carmike Cinemas, Inc., 2006-2016
Rawson Haverty, Jr.	62	Senior Vice President, Real Estate and Development Director	1988 1992	Has held this position for the last five years
Jenny Hill Parker	60	Senior Vice President, Finance, Secretary and Treasurer	2010	Has held this position for the last five years
Janet E. Taylor	57	Senior Vice President, General Counsel	2010	Has held this position for the last five years

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

Stockholders

Based on the number of individual participants represented by security position listings, there are approximately 3,940 holders of our common stock and 160 holders of our Class A common stock as of February 26, 2019.

Dividends

We have historically paid and expect to continue to pay for the foreseeable future, quarterly cash dividends on our Common Stock and Class A Common Stock. The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered. We have paid a cash dividend in each year since 1935. Our credit agreement includes covenants that may restrict our ability to pay dividends. For more information, see Note 5, “Credit Arrangements,” and Note 9, “Stockholders Equity,” in the Notes to Consolidated Financial Statements.

Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Repurchase Program
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased or amount to be purchased in total dollars. On November 16, 2018, the board authorized the Company to purchase up to $15.0 million of its common and Class A common stock after the balance of approximately $1.3 million from a previous authorization is utilized. In addition to using cash flow for profitable growth and the payment of dividends, opportunistic repurchases during periods of favorable market conditions is another way to enhance stockholder value.
The following table presents information with respect to our repurchase of Havertys’ common stock during the fourth quarter of 2018.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – October 31	—	—	—	$5,555,961
November 1 – November 30	202,663	$21.10	202,663	$16,279,813
December 1 – December 31	—	—	—	$16,279,813

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2013 and ended December 31, 2018.  The graph assumes an initial investment of $100 on January 1, 2013 and reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Haverty Furniture Companies Inc.
Haverty Furniture Companies Inc. A
S&P Smallcap 600 Index
SIC Codes 5700-5799
$160
$140
$120
$100
$80
$60
$40
$20
$0
2013
2014
2015
2016
2017
2018

ASSUMES $100 INVESTED ON DEC. 31, 2013
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2018

	2013	2014	2015	2016	2017	2018

HVT	$100.00	$74.29	$73.52	$86.94	$84.49	$76.04
HVT-A	$100.00	$73.21	$72.89	$85.07	$86.01	$72.98
S&P Smallcap 600 Index	$100.00	$105.76	$103.67	$131.20	$148.56	$135.96
SIC Codes 5700-5799	$100.00	$91.28	$68.88	$70.74	$90.04	$72.17

 ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data and non-GAAP financial measures should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the “Consolidated Financial Statements and the Notes to Consolidated Financial Statements” included in Item 8 below.

	Year ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Results of Operations
Net sales	$817,733	$819,866	$821,571	$804,870	$768,409
Net sales change over prior year	(0.3)%	(0.2)%	2.1%	4.7%	3.0%
Comp-store sales change over prior year	0.3%	(1.3)%	2.1%	2.5%	3.6%
Gross profit	446,542	444,923	443,337	430,776	412,366
Percent of net sales	54.6%	54.3%	54.0%	53.5%	53.7%
Selling, general and administrative expenses	404,856	402,884	399,236	384,801	364,654
Percent of net sales	49.5%	49.1%	48.6%	47.8%	47.5%
Income before income taxes(1)	40,408	43,223	45,821	45,275	25,257
Net income (1)	30,307	21,075	28,356	27,789	8,589
Share Data
Diluted earnings per share
Common Stock	$1.42	$0.98	$1.30	$1.22	$0.37 (1)
Class A Common Stock	1.39	0.94	1.27	1.17	0.33
Cash dividends – amount per share:
Common Stock(2)	$1.720	$0.540	$1.440	$0.360	$1.320
Class A Common Stock(2)	$1.630	$0.510	$1.365	$0.340	$1.250
Shares outstanding (in thousands):
Common Stock	18,780	19,452	19,287	20,124	20,568
Class A Common Stock	1,757	1,767	1,818	2,032	2,081
Total shares	20,537	21,219	21,104	22,156	22,649
Financial Position
Inventories	$105,840	$103,437	$102,020	$108,896	$107,139
Capital expenditures	$21,473	$24,465	$29,838	$27,143	$30,882
Depreciation/amortization expense	29,806	30,516	29,045	25,756	22,613
Total assets	$440,179	$461,329	$454,505	$471,251	$460,987
Total debt(3)	50,803	54,591	55,474	53,125	49,065
Stockholders’ equity	274,629	294,142	281,871	301,739	292,083
Debt to total capital	15.6%	15.7%	16.4%	15.0%	14.4%
Net cash provided by operating activities	70,392	52,457	60,054	52,232	55,454
Other Supplemental Data:
Employees	3,418	3,551	3,656	3,596	3,388
Retail sq. ft. (in thousands) at year end	4,417	4,517	4,494	4,380	4,283
Annual retail net sales per weighted average sq. ft.	$185	$185	$188	$185	$183
Average sale per written ticket	$2,184	$2,091	$2,048	$2,002	$1,912
Due to rounding amounts may not add to totals.
(1)
Includes for 2014 the impact of the settlement of the pension plan of a $21.6 million increase in expense and a tax benefit of $0.9 million, for a total impact of $20.7 million after tax or $0.90 per share.

(2)	Includes special dividends of $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the third quarter of 2014 and in the fourth quarter of 2016 and 2018.
(3)	Debt is comprised completely of lease obligations.

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

Our Business
We sell home furnishings in our retail stores and via our website and record revenue when the products are delivered to our customer. Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles. Our commissioned sales associates receive a high level of product training and are provided a number of tools with which to serve our customers. We also have over 120 in‑home designers serving most of our stores. These individuals work with our sales associates to provide customers additional confidence and inspiration in their furniture purchase journey. We do not outsource the delivery function, something common in the industry, but instead ensure that the “last contact” is handled by a customer-oriented Havertys delivery team. We are recognized as a provider of high-quality fashionable products and exceptional service in the markets we serve.

2018
Sales were slightly lower in 2018 than in 2017, falling 0.3% or $2.2 million. Our average ticket increased 4.4% but store traffic was down mid-single digits. Gross profit as a percent of net sales increased 30 basis points. SG&A costs increased less than 1% but with less leverage increased 40 basis points as a percent of sales. Our pre-tax income was $40.4 million, a decrease of 6.5% or $2.8 million. Our fourth quarter results were pre-tax income of $12.3 million, down from $14.1 million in the prior year period. We made $21.5 million in important capital expenditure investments in our business and returned $54.2 million to shareholders with $15.0 million in dividends, $20.5 million in special cash dividends, and $18.7 million in purchases of common stock.

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

Net Sales

Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores and website by comparing the growth in sales in store and online for a particular period over the corresponding period in the prior year. Stores are considered non-comparable if open for less than 12 full calendar months or if the selling square footage has been changed significantly during the past 12 full calendar months. Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales, as are periods when stores are closed or being remodeled. As a retailer, comp‑store sales is an indicator of relative customer spending and store performance.

Total sales decreased $2.2 million or 0.3% in 2018 and $1.7 million or 0.2% in 2017.  Comparable store sales, which includes online sales, increased 0.3% or $2.2 million in 2018 and decreased 1.3% or $10.9 million in 2017. The remaining $4.4 million in 2018 and $9.2 million in 2017 of the changes were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)
	December 31,
	2018			2017			2016
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$199.4	(0.5)%	(1.1)%	$200.4	3.0%	1.6%	$194.5	1.7%	0.9%
Q2	198.8	1.0	1.3	196.8	1.1	(0.2)	194.8	3.8	3.8
Q3	210.5	1.4	2.6	207.6	(1.9)	(2.9)	211.7	0.8	1.2
Q4	209.0	(2.8)	(1.6)	215.0	(2.6)	(3.5)	220.6	2.2	2.5
Year	$817.7	(0.3)%	0.3%	$819.9	(0.2)%	(1.3)%	$821.6	2.1%	2.1%

Sales in 2018 declined for the year as business slowed markedly in the last half of the fourth quarter.  Our revenues by category remained relatively consistent with prior years with increases in our accessories sales and delivery revenue. Our average ticket increased 4.4% to $2,184 which helped offset the decline in the number of transactions. Our in-home designers were part of 21.5% of our sales and their average ticket was $4,466.

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

2019 Outlook
We believe as the general economic outlook stabilizes, and consumer spending and the housing market strengthens, our business will benefit. We have an appealing online presence and upgraded stores, and we offer on-trend merchandise, knowledgeable salespeople, and expanded special order capabilities which will be important drivers for our 2019 sales results. We expect our retail square footage to increase 2.0% in the second half of 2019.

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

Year-to-Year Comparisons
Gross profit as a percentage of net sales was 54.6% in 2018 compared to 54.3% in 2017. This improvement was predominately driven by our execution on product mix and pricing. Our Havertys branded merchandise provides a strong value and fashion statement to consumers. The increasing sales generated by our in‑home designers have boosted higher margin mix opportunities through custom upholstery and accessories sales.  The imposition of tariffs of 10% on products imported in China began in late September. We raised the selling prices on some impacted products and worked with our suppliers to minimize cost increases.

Gross profit as a percentage of net sales was 54.3% in 2017 compared to 54.0% in 2016. The use of the LIFO method generated a $2.7 million or 33 basis points positive impact in 2017 over 2016.

2019 Outlook
Our expectations for 2019 are for annual gross profit margins of approximately 54.6%. This assumes no additional increases in tariffs for goods imported from China.  We are shifting some product to other countries and have factored this into our 2019 gross profit margin expectations. The impact of a further increase in tariffs is difficult to quantify given the variables of product cost, replacement merchandise, and changing retail prices.  We do not plan to increase the level of our promotional pricing.

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

	2018		2017		2016
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$149,973	18.3%	$149,694	18.2%	$149,299	18.2%
Fixed and discretionary	254,883	31.2	253,190	30.9	249,937	30.4
	$404,856	49.5%	$402,884	49.1%	$399,236	48.6%

Year-to-Year Comparisons
Our SG&A as a percent of sales increased 40 basis points to 49.5% in 2018 from 49.1% in 2017. Our fixed and discretionary expenses increased $1.7 million or 0.7% in 2018 over 2017. This change was primarily due to increases in administrative costs of $1.5 million which included a $2.0 million increase in group medical expenses.  We also had increases in our advertising and marketing expenses, warehouse costs and other occupancy costs totaling $1.4 million. These increases were partly offset by $0.7 million in lower depreciation expense and rent expense. Our variable expenses increased slightly due to higher transportation and delivery costs.

Our SG&A costs as a percent of sales increased 50 basis points to 49.1% in 2017 from 48.6% in 2016. Our fixed and discretionary expenses increased $3.3 million or 1.3% in 2017 over 2016. This change was primarily due to increases in advertising and marketing expenses of $2.9 million and higher depreciation, rent, and other occupancy costs totaling $3.7 million. These increases were partly offset by $3.0 million in lower administrative costs driven by lower medical costs.  Our variable expenses increased slightly due to continued growth generated by our in-home designers and increases in delivery costs.

2019 Outlook
Fixed and discretionary type expenses within SG&A are expected to be in the $260.0 to $262.0 million range for 2019. Approximately $2.0 million of the increase is due to amounts previously charged to interest expense that will be classified as lease expense. This change is the result of the implementation on January 1, 2019 of the lease accounting standard update ASU 2016-02 (“ASU”). We also anticipate in 2019 higher occupancy costs from new and relocated stores, increases in employee group medical costs and increases from inflation. Fixed and discretionary type expenses in total should average approximately $66.0 million per quarter excluding the second quarter which is expected to be $3.0 million lower. For 2018 these expenses averaged $64.5 million per quarter in all but the second quarter which was $61.5 million.

Variable costs within SG&A for 2019 are expected to be 18.2% as a percent of sales.

Interest Expense

Our interest expense for the years 2016 to 2018 is primarily driven by amounts related to our lease obligations. For leases accounted for as capital and financing lease obligations, we record straight-line rent expense for the land portion in occupancy costs in SG&A along with amortization on the additional asset recorded. Rental payments are recognized as a reduction of the obligations and as interest expense.

Provision for Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21%. It also eliminated certain deductions and enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We estimated the effects of the Tax Act and recorded in our financial statements as of December 31, 2017 approximately $5.9 million in additional tax expense for the remeasurement of net deferred tax assets and liabilities. We completed our analysis in 2018 and no additional adjustments were made for the impact of the Tax Act.

Our effective tax rate was 25.0% in 2018, 51.2% in 2017 and 38.1% in 2016. The 2018 and 2016 rate varies from the U.S. federal statutory rate primarily due to state income taxes. The 2017 rate is impacted by the negative effect of $5.9 million for the Tax Act.

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

At December 31, 2018, our cash, cash equivalents and restricted cash equivalents balance was $79.8 million, a decrease of $7.8 million compared to December 31, 2017. This change primarily resulted from strong operating results offset by purchases of property and equipment and dividends paid to stockholders, including a special dividend, and repurchases of common stock. Additional discussion of our cash flow results, including the comparison of 2018 activity to 2017, is set forth in the Analysis of Cash Flows section.

At December 31, 2018, our outstanding indebtedness was $50.8 million in lease obligations required to be recorded on our balance sheet. We had no amounts outstanding and $51.5 million available under our revolving credit facility.

Capital Expenditures
Our primary capital requirements have been focused on our stores, distribution centers, and the development of both proprietary and purchased information systems. We have successfully concluded our store remodeling program and in 2018 we completed the expansion of our Western Distribution Center.  Our capital expenditures were $21.5 million in 2018, $3.0 million less than 2017.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year, the investments we make for the maintenance of our existing stores, and our investment in new information systems to support our key strategies. In 2019, we anticipate that our capital expenditures will be approximately $18.5 million, refer to our Store Expansion and Capital Expenditures discussion below.

Analysis of Cash Flows
The following table illustrates the main components of our cash flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$70,392	$52,457	$60,054
Capital expenditures	(21,473)	(24,465)	(29,838)
Free cash flow	$48,919	$27,992	$30,216
Net cash used in investing activities	$(18,972)	$(21,527)	$(13,158)
Net cash used in financing activities	$(59,217)	$(14,839)	$(54,045)
Cash flows from operating activities.  During 2018, net cash provided by operating activities was $70.4 million.  The primary components of the changes in operating assets and liabilities are listed below:
•	Increase in inventories of $2.4 million as we increased stock in advance of Chinese New Year when suppliers are closed and before the imposition of tariffs on goods imported from China.
•	Decrease in prepaid expenses of $3.2 million primarily associated with income taxes.
•	Decrease in customer deposits of $3.3 million.
•	Increase in other liabilities of $3.8 million primarily due to receipt of incentives that will amortize over six years.
During 2017, net cash provided by operating activities was $52.5 million. The primary components of the changes in operating assets and liabilities are listed below:
•	Increase in inventories of $2.1 million as we increased stocking levels in the distribution centers in advance of Chinese New Year and added a new store.
•	Increase in prepaid expenses of $2.5 million primarily from the timing of the payment of taxes and computer maintenance agreements.
•	Increase in customer deposits of $2.9 million.
•	Decrease in accounts payable of $5.2 million.
•	Decrease in accrued liabilities of $4.3 million primarily from the timing of payments for compensation and real estate and property taxes.
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

Cash flows used in investing activities.  Net cash used in investing activities was $19.0 million, $21.5 million, and $13.2 million for 2018, 2017 and 2016, respectively. In each of these years, the amounts of cash used in investing activities consisted principally of capital expenditures related to store construction and improvements, distribution, and information technology projects, refer to our Store Expansion and Capital Expenditures discussion below. During 2018, we received $2.4 million in proceeds from sales of property and equipment.  During 2017, we received approximately $2.0 million in insurance proceeds to offset costs of rebuilding and repairing two stores. During 2016, partly offsetting the expenditures for new stores and the expansion of the Florida distribution center we had $12.7 million of investments which matured and received $3.0 million in insurance proceeds for the destroyed Lubbock store.

Cash flows used in financing activities. Net cash used in financing activities was $59.2 million for 2018, $14.8 million for 2017 and $54.0 million for 2016. During 2018, we purchased $18.7 million in treasury stock, paid $15.0 million in dividends, and paid $20.4 million as a special dividend. During 2017, we paid $11.4 million in dividends. During 2016, we purchased $21.3 million in treasury stock, paid $9.4 million in dividends, and paid $21.0 million as a special dividend.

Long-Term Debt

In March 2016 Havertys entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank. Refer to Note 5,  “Credit Arrangement” of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Off-Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off-balance sheet arrangement other than operating leases and have made no financial commitments to or guarantees with respect to any unconsolidated entities or financial partnerships or special purpose entities.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of
December 31, 2018 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Lease obligations(1)	$63,798	$6,130	$11,529	$10,755	$35,384
Operating leases	168,123	29,912	54,046	35,224	48,941
Purchase orders	78,294	78,294	—	—	—
Total contractual obligations (2)	$310,215	$114,336	$65,575	$45,979	$84,325
(1)
These amounts are for our lease obligations recorded in our consolidated balance sheets, including interest amounts. For additional information about our leases, refer to Note 8, “Long-Term Debt and Lease Obligations” of the Notes to the Consolidated Financial Statements.

(2)
The contractual obligations do not include any amounts related to retirement benefits. For additional information about our plans, refer to Note 10, “Benefit Plans” of the Notes to the Consolidated Financial Statements.

Store Expansion and Capital Expenditures

We have entered new markets and made continued improvements and relocations of our store base. The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2018		2017		2016
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	1	29	3	100	4	146
Closed	5	143	3	85	1	33
Year end balances	120	4,418	124	4,517	124	4,494

The following table summarizes our store activity in 2018 and plans for 2019.

Location	Opening (Closing) Quarter Actual or Planned	Category
Columbia, SC	(Q-1-18)	Closure
Sherman, TX	(Q-2-18)	Closure
North Richland Hills, TX	(Q-2-18)	Closure
Raleigh, NC	(Q-4-18)	Closure
Monroe, LA	(Q-4-18)	Closure
Chattanooga, TN	Q-4-18	New Market
To be announced	Q-3-19	New Market
Newnan, GA	Q-3-19	Opening
To be announced	Q-4-19	New Market
Baton Rouge, LA	Q-4-19	Relocation

These plans and other changes should increase net selling space in 2019 by approximately 2.0% assuming the new stores open and existing store closes as planned.

Our investing activities in stores and operations in 2018, 2017 and 2016 and planned outlays for 2019 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.
(Approximate in thousands)	Proposed 2019	2018	2017	2016
Stores:
New or replacement stores	$6,400	$600	$6,300	$6,800
Remodels/expansions	1,000	2,300	5,300	3,900
Other improvements	3,800	3,300	3,600	4,200
Total stores	11,200	6,200	15,200	14,900
Distribution	3,300	12,800	6,500	9,200
Information technology	4,000	2,500	2,800	5,700
Total	$18,500	$21,500	$24,500	$29,800

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

We believe the following critical accounting policy reflects our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Self-Insurance. We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims for amounts up to a deductible per occurrence. Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component. The resulting estimate is discounted and recorded as a liability. Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure appropriateness. A one-percentage-point change in the actuarial assumption for the discount rate would impact 2018 expense for insurance by approximately $80,000, a 1.1% change.

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

We have exposure to floating interest rates through our Credit Agreement. Therefore, interest expense will fluctuate with changes in LIBOR and other benchmark rates. We have never had any borrowings under the Credit Agreement. We do not believe a 100-basis point change in interest rates would have a significant adverse impact on our operating results or financial position.

LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest earned on our investments and our interest expense. If LIBOR is no longer widely available, or otherwise at our option, we will pursue alternative interest rate calculations in our Credit Agreement and other financial instruments.

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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2018.
Attestation Report of the Independent Registered Public Accounting Firm. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2018, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 4, 2019 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Atlanta, Georgia
March 4, 2019

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Conduct (the “Code”) for our directors, officers (including our principal executive officer, and principal financial and accounting officer) and employees. The Code is available on our website at www.havertys.com. In the event we amend or waive any provisions of the Code applicable to our principal executive officer or principal financial and accounting officer, we will disclose the same by filing a Form 8-K. The information contained on or connected to our Internet website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.

We provide some information about our executive officers in Part I of this report under the heading “Executive Officers and Certain Significant Employees of the Registrant.” The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board and Committees” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in our 2019 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2019 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership of Company Stock by Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2019 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Fees and Related Matters” in our 2019 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements. The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedule.

The following financial statement schedule of Haverty Furniture Companies, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

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

Exhibit No.	Exhibit
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).
3.2	By-Laws of Haverty Furniture Companies, Inc., as amended and restated effective May 8, 2018 (Exhibit 3.1 to our Current Report on Form 8-K dated May 10, 2018).
10.1
Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011 (Exhibit 10.1 to our 2011 Third Quarter Form 10-Q).  First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016 (Exhibit 10.1 to our 2016 First Quarter Form 10‑Q).

10.2
Haverty Furniture Companies, Inc., Class A Shareholders Agreement (the “Agreement”), made as of June 5, 2012, by and among, Haverty Furniture Companies, Inc., Villa Clare Partners, L.P., Clarence H. Smith, H5, L.P., Rawson Haverty, Jr., Ridge Partners, L.P. and Frank S. McGaughey (Exhibit 10.1 to our Form 8-K filed June 8, 2012); Parties added to the Agreement and Revised Annex I as of November 1, 2012 – Marital Trust FOB Margaret M. Haverty and Marital Trust B FOB Margaret M. Haverty;  Parties added to the Agreement as of December 11, 2012 – Margaret Munnerlyn Haverty Revocable Trust (Exhibit 10.1 to our First Quarter 2013 Form 10-Q); Parties added to the Agreement as of July 5, 2013 – Richard McGaughey (Exhibit 10.1 to our Second Quarter 2013 Form 10-Q). Amendment to Class A Shareholders Agreement, as of December 30, 2016 (Exhibit 10.2.1 to our 2016 Form 10-K).

Exhibit No.	Exhibit
+10.3
2004 Long-Term Incentive Plan effective as of May 10, 2004 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-120352); Amendment No. One to our 2004 Long-Term Incentive Plan effective as of May 9, 2011 (Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-176100).

+10.4
2014 Long-Term Incentive Plan effective as of May 12, 2014 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-197969); Amendment No. One to our 2014 Long-Term Incentive Plan effective June 1, 2018 (Exhibit 10.1 to our Current Report on Form 8-K dated April 10, 2018).

+10.5	Amended and Restated Directors’ Compensation Plan, effective as of May 16, 2016 (Appendix A of our 2017 Annual Proxy Statement).
+10.6
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

+10.8	Form of Agreement dated February 27, 2018 regarding Change in Control with the Named Executive Officers and a Management Director (Exhibit 10.1 to our Current Report on Form 8-K dated March 5, 2018).
+10.8.1
Form of Agreement dated February 27, 2018, regarding Change in Control with Executive Officers who are not Named Executive Officers or Management Directors (Exhibit 10.2 to our Current Report on Form 8-K dated March 5, 2018).

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

Exhibit No.	Exhibit
+10.15
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated February 2, 2018).

+10.16	Form of Employee Agreement dated September 19, 2018 (Exhibit 10.1 to our 2018 Third Quarter Form 10-Q).
+10.17	Restricted Stock Agreement dated September 19, 2018 (Exhibit 10.1 to our Current Report on Form 8-K dated September 18, 2018).
*+10.18	Form of Restricted Stock Units Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan.
*+10.19	Form of Performance Restricted Stock Units (EBITDA) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan.
*+10.20	Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan.
10.21
Lease Agreement dated July 26, 2001; Amendment No. 1 dated November 2001 and Amendment No. 2 dated July 29, 2002 between Haverty Furniture Companies, Inc. as Tenant and John W. Rooker, LLC as Landlord (Exhibit 10.1 to our 2002 Third Quarter Form 10-Q).  Amendment No. 3 dated July 29, 2005 and Amendment No. 4 dated January 22, 2006 between Haverty Furniture Companies, Inc. as Tenant and ELFP Jackson, LLC as successor in interest to John W. Rooker, LLC as Landlord (Exhibit 10.15.1 to our 2006 Form 10-K).

*10.21.1
Fifth Amendment entered into as of December 3, 2018 to Lease Agreement dated July 26, 2001, as amended by and between 1090 Broadway Avenue Distribution Investors, LLC, as successor in interest to ELFP Jackson, LLC as Landlord and Haverty Furniture Companies, Inc., as Tenant.

10.22	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.23	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
10.24
Amended and Restated Retailer Program Agreement dated November 5, 2013, between Haverty Furniture companies, Inc. and GE Capital Retail Bank (formerly known as GE Money Bank).  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act. (Exhibit 10.13 to our 2013 Form 10-K/A); First Amendment to the Amended and Restated Retailer Program Agreement between Haverty Furniture Companies, Inc. and Synchrony Bank (formerly GE Capital Retail Bank).  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act. (Exhibit 10.1 to our 2018 Second Quarter Form 10-Q).

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
*101
The following financial information from our Report on Form 10-K for the year ended December 31 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for the years ended  December 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2018, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

Item 16.  Form 10-K Summary
Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2019.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 4, 2019.

/s/ CLARENCE H. SMITH	/s/ RICHARD B. HARE
Clarence H. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ L. ALLISON DUKES	/s/ MYLLE H. MANGUM
L. Allison Dukes Director	Mylle H. Mangum Director

/s/ JOHN T. GLOVER	/s/ VICKI R. PALMER
John T. Glover Lead Director	Vicki R. Palmer Director

/s/ RAWSON HAVERTY, JR.	/s/ FRED L. SCHUERMANN
Rawson Haverty, Jr. Director	Fred L. Schuermann Director

/s/ G. THOMAS HOUGH	/s/ AL TRUJILLO
G. Thomas Hough Director	Al Trujillo Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2019 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia
March 4, 2019

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$71,537	$79,491
Restricted cash equivalents	8,272	8,115
Accounts receivable, net	1,833	2,408
Inventories	105,840	103,437
Prepaid expenses	8,106	11,314
Other current assets	6,262	5,922
Total current assets	201,850	210,687
Accounts receivable, long-term, net	226	254
Property and equipment, net	216,852	229,215
Deferred income taxes	12,544	12,375
Other assets	8,707	8,798
Total assets	$440,179	$461,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,840	$20,501
Customer deposits	24,465	27,813
Accrued liabilities	39,903	37,582
Current portion of lease obligations	4,018	3,788
Total current liabilities	88,226	89,684
Lease obligations, less current portion	46,785	50,803
Other liabilities	30,539	26,700
Total liabilities	165,550	167,187
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2018 – 29,079; 2017 – 28,950	29,079	28,950
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2018 – 2,280; 2017 – 2,290	2,280	2,290
Additional paid-in capital	91,394	88,978
Retained earnings	282,366	287,390
Accumulated other comprehensive income (loss)	(1,465)	(2,144)
Less treasury stock at cost – Common Stock (2018 – 10,300; 2017 – 9,498) and Convertible Class A Common Stock (2018 and 2017 – 522)	(129,025)	(111,322)
Total stockholders’ equity	274,629	294,142
Total liabilities and stockholders’ equity	$440,179	$461,329

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Net sales	$817,733	$819,866	$821,571
Cost of goods sold	371,191	374,943	378,234
Gross profit	446,542	444,923	443,337
Credit service charges	103	161	229
Gross profit and other revenue	446,645	445,084	443,566

Expenses:
Selling, general and administrative	404,856	402,884	399,236
Provision for doubtful accounts	68	224	383
Other income, net	(110)	(3,358)	(4,107)
Total expenses	404,814	399,750	395,512

Income before interest and income taxes	41,831	45,334	48,054
Interest expense, net	1,423	2,111	2,233
Income before income taxes	40,408	43,223	45,821
Income tax expense	10,101	22,148	17,465
Net income	$30,307	$21,075	$28,356
Other comprehensive income (loss), net of tax:
Defined benefit pension plan adjustments; net of tax expense (benefit) of $226, $(105) and $66	$679	$(314)	$108

Comprehensive income	$30,986	$20,761	$28,464

Basic earnings per share:
Common Stock	$1.45	$1.00	$1.32
Class A Common Stock	$1.39	$0.95	$1.27

Diluted earnings per share:
Common Stock	$1.42	$0.98	$1.30
Class A Common Stock	$1.39	$0.94	$1.27

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2018		2017		2016
	Shares	Dollars	Shares	Dollars	Shares	Dollars
COMMON STOCK:
Beginning balance	28,950	$28,950	28,793	$28,793	28,486	$28,486
Conversion of Class A Common Stock	10	10	50	50	214	214
Stock compensation transactions, net	119	119	107	107	93	93
Ending balance	29,079	29,079	28,950	28,950	28,793	28,793
CLASS A COMMON STOCK:
Beginning balance	2,290	2,290	2,340	2,340	2,554	2,554
Conversion to Common Stock	(10)	(10)	(50)	(50)	(214)	(214)
Ending balance	2,280	2,280	2,290	2,290	2,340	2,340
TREASURY STOCK:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(10,020)	(111,322)	(10,028)	(111,412)	(8,884)	(90,302)
Directors’ Compensation Plan	88	1,029	8	90	16	172
Purchases	(890)	(18,732)	—	—	(1,160)	(21,282)
Ending balance	(10,822)	(129,025)	(10,020)	(111,322)	(10,028)	(111,412)
ADDITIONAL PAID-IN CAPITAL:
Beginning balance		88,978		86,273		83,179
Stock option and restricted stock issuances		(1,352)		(1,662)		(975)
Tax (cost) benefit related to stock-based plans		—		—		(121)
Directors’ Compensation Plan		(590)		549		318
Amortization of restricted stock		4,358		3,818		3,872
Ending balance		91,394		88,978		86,273
RETAINED EARNINGS:
Beginning balance		287,390		277,707		279,760
Impact of adoption of new accounting pronouncement		133		—		—
Net income		30,307		21,075		28,356
Cash dividends (Common Stock: 2018 – $1.72; 2017 – $0.54; and 2016 - $1.44 per share Class A Common Stock: 2018 – $1.63; 2017- $0.51 and 2016 -$1.365 per share)		(35,464)		(11,392)		(30,409)
Ending balance		282,366		287,390		277,707

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning balance		(2,144)		(1,830)		(1,938)
Pension liabilities adjustment, net of taxes		679		(314)		108
Ending balance		(1,465)		(2,144)		(1,830)
TOTAL STOCKHOLDERS’ EQUITY		$274,629		$294,142		$281,871
The accompanying notes are an integral part of these consolidated financial statements

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,307	$21,075	$28,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,806	30,516	29,045
Gain on insurance recovery	(307)	(2,848)	(3,338)
Proceeds from insurance recovery received for business interruption and destroyed inventory	266	2,867	2,599
Stock-based compensation expense	4,358	3,818	3,872
Deferred income taxes	(439)	5,559	(1,120)
Provision for doubtful accounts	68	224	383
Other	863	82	(480)
Changes in operating assets and liabilities:
Accounts receivable	535	1,820	1,514
Inventories	(2,403)	(2,112)	6,876
Customer deposits	(3,348)	2,890	3,887
Other assets and liabilities	9,196	(932)	(9,508)
Accounts payable and accrued liabilities	1,490	(10,502)	(2,032)
Net Cash Provided by Operating Activities	70,392	52,457	60,054
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,473)	(24,465)	(29,838)
Maturities of investments	—	—	12,725
Proceeds from sale of property and equipment	2,446	951	944
Proceeds from insurance for destroyed property and equipment	55	1,987	3,011
Net Cash Used in Investing Activities	(18,972)	(21,527)	(13,158)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under revolving credit facilities	—	—	—
Payments of borrowings under revolving credit facilities	—	—	—
Net change in borrowings under revolving credit facilities	—	—	—
Construction allowance receipts	—	1,590	1,574
Payments on lease obligations	(3,788)	(3,482)	(3,125)
Excess tax benefit from stock-based plans	—	—	80
Dividends paid	(35,464)	(11,392)	(30,409)
Common stock repurchased	(18,732)	—	(21,282)
Taxes on vested restricted shares	(1,233)	(1,555)	(883)
Net Cash Used in Financing Activities	(59,217)	(14,839)	(54,045)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash Equivalents	(7,797)	16,091	(7,149)
Cash, Cash Equivalents and Restricted Cash Equivalents at Beginning of Year	87,606	71,515	78,664
Cash and Cash Equivalents and Restricted Cash Equivalents at End of Year	$79,809	$87,606	$71,515

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We have 120 showrooms in 16 states at December 31, 2018. All of our stores are operated using the Havertys name and we do not franchise our stores.  We offer financing through a third-party finance company as well as an internal revolving charge credit plan.

Basis of Presentation:
The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:
The preparation of financial statements in conformity with United States of America generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:
Cash and cash equivalents includes all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle within five days.

Restricted Cash Equivalents:
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

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $34,405,000, $25,728,000 and $25,467,000 were charged to customers in 2018, 2017 and 2016, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $40,236,000, $39,582,000 and $39,222,000 in 2018, 2017 and 2016, respectively.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $80,383,000, $77,368,000 and $77,266,000 in 2018, 2017 and 2016, respectively.

Leases:
In the case of certain leased stores, we may be extensively involved in the construction or major structural modifications of the leased properties. As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, and are required to capitalize the total fair market value of the portion of the leased property we use, excluding land, on our consolidated balance sheet. Following construction completion, we perform an analysis under ASC 840, “Leases,” to determine if we can apply sale-leaseback accounting. We have determined that each of the leases remaining on our consolidated balance sheet did not qualify for such accounting treatment.  In conjunction with these leases, we also record financing obligations equal to the landlord reimbursements and fair market value of the assets. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense. Depreciation expense is also recognized on the leased asset.

Deferred Escalating Minimum Rent and Lease Incentives:
Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as accrued liabilities. The liability for deferred escalating minimum rent approximated $7,608,000 and $8,565,000 at December 31, 2018 and 2017, respectively. Any operating lease incentives we receive are deferred and subsequently amortized on a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $1,209,000 and $1,139,000 at December 31, 2018 and 2017, respectively.

Advertising Expense:
Advertising costs, which include television, radio, newspaper, digital, and other media advertising, are expensed upon first showing. The total amount of prepaid advertising costs included in other current assets was approximately $746,000 and $602,000 at December 31, 2018 and 2017, respectively. We incurred approximately $48,315,000, $47,921,000 and $45,132,000 in advertising expense during 2018, 2017 and 2016, respectively.

Interest Expense, net:
Interest expense is comprised of amounts incurred related to our debt and lease obligations recorded on our balance sheet, net of interest income. The total amount of interest expense was approximately $2,451,000, $2,512,000 and $2,568,000 during 2018, 2017 and 2016, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items outside of core operations. We had a store receive significant damage on December 27, 2015 from a blizzard. We reduced the value of the property and its contents at December 31, 2015 to zero and recorded an insurance recovery receivable. During 2016, we recorded $2,228,000 in gains for the insurance recovery on the building and $1,110,000 for inventory, business interruption and other expenses. We received additional amounts in 2017 for the remaining full replacement value of the building as construction was completed and recognized a gain of $1,351,000. During 2017 we also recorded $1,500,000 in gains from insured losses related to a store damaged by a faulty underground sprinkler line and losses from Hurricane Irma. The sale of former retail locations and other operating assets generated losses of $425,000 in 2018 and gains of $525,000 in 2017 and $700,000 in 2016.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. We are primarily self-insured for employee group health care claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities. These reserves totaled $8,933,000 and $8,975,000 at December 31, 2018 and 2017, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature. The assets that are related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $5,995,000 and $5,986,000 at December 31, 2018 and 2017, respectively, and are included in other assets. The related liability of the same amount is included in other liabilities.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. When evaluating these assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the store’s assets’ estimated fair value, which is determined on the basis of fair value for similar assets or future cash flows (discounted and with interest charges). If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value.  No such losses were recorded in 2018, 2017 or 2016.

Earnings Per Share:
We report our earnings per share using the two-class method. The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 13 for the computational components of basic and diluted earnings per share.

Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) (“AOCI”), net of income taxes, was comprised of unrecognized retirement liabilities totaling approximately $1,465,000 and $2,144,000 at December 31, 2018 and 2017, respectively. See Note 11 for the amounts reclassified out of AOCI to SG&A expense related to our supplemental executive retirement plan.

Segment Information
We operate within a single reportable segment. We use a market area approach for both financial and operational decision making. Each of these market areas are considered individual operating segments.  The individual operating segments all have similar economic characteristics. The retail stores within the market areas are similar in size and carry substantially identical products selected for the same target customer.  We also use the same distribution methods chain-wide.  The net sales of each major product category and service for the last three years is disclosed below in Recently Adopted Accounting Pronouncements, Revenue Recognition.

Recently Issued Accounting Pronouncements:
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). We considered the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Leases. In February 2016, the FASB issued ASU 2016-02 which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous U.S. GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. As a result, we will have to recognize a liability representing our lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term on the balance sheet. We have adopted the requirements of the new lease standard effective January 1, 2019 using the modified retrospective method. Results for reporting periods beginning after January 1, 2019 will be presented under ASU 2016-2, while prior period amounts will not be adjusted. We are finalizing the changes to processes and internal controls to meet the standard's reporting and disclosure requirements.

As of January 1, 2019, we will recognize a cumulative-effect adjustment to increase retained earnings approximately $7,000,000 due to the derecognition of assets and liabilities associated with legacy build-to-suit arrangements and the deferred gain on previous sale-leaseback transactions. We will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we will elect a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less). We will not elect for real properties the accounting policy to account for lease and non-lease components as a single component.

The adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheet as we will record material assets and obligations primarily related to approximately 84 retail leases and corporate office and warehouse leases. We expect to record lease liabilities of approximately $176,000,000 based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We expect to record corresponding right-of-use assets of approximately $178,000,000, based upon the lease liabilities adjusted for prepaid and deferred rent and unamortized tenant improvement allowances as of January 1, 2019. We do not expect a material impact on our consolidated statement of income or our consolidated statement of cash flows.

Recently Adopted Accounting Pronouncements:
Share-based Payments. On January 1, 2017 we adopted ASU 2016-09. This new standard changed the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits are no longer separately classified as a financing activity apart from the other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flow statements, and provides an accounting policy election to account for forfeitures as they occur. When we adopted ASU 2016-09 we applied it prospectively or retrospectively, depending on the area covered by this standard. Excess tax costs of $121,000 in 2016 were recorded to additional paid-in capital that would have increased income tax expense in 2016 if this new guidance had been adopted as of 2016. We chose to adopt the provisions related to the cash flow presentation of excess benefits prospectively and prior periods have not been adjusted. We have elected to recognize forfeitures as they occur. The new standard did not have a significant impact on our financial statements except as described above.

Revenue Recognition.  On January 1, 2018, we adopted ASU 2014-09, Revenue - Revenue from Contracts with Customers (ASC Topic 606 or the “new standard”). The new standard requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services.

We sell home furnishings and recognize revenue at delivery. Havertys does not have a loyalty program or sell gift certificates. We also do not offer coupons for redemption for future purchases, such as those that other retailers might issue for general marketing purposes or for those issued in conjunction with prior purchases.

The product protection plan we offer is handled by a third-party and we have no performance obligation or inventory risk associated with this service. Havertys is acting as an agent for these sales and records this revenue, net of related costs, at the time the covered products are delivered to the customer.

Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns.  Under the new standard, we record estimated refunds for sales returns on a gross basis rather than on a net basis. The standard requires the carrying value of the return asset to be presented separately from inventory and subject to impairment testing on its own, separately from inventory on hand. At December 31, 2018, the estimated return inventory was $730,000 and is included in the line item “Other current assets” and the estimated refund liability was $1,950,000 million and is included in the line item “Accrued liabilities” on the Consolidated Balance Sheets.

We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $24,465,000 and $27,813,000 at December 31, 2018 and December 31, 2017, respectively.  Of the customer deposit liabilities at December 31, 2017, approximately $27,730,000 has been recognized through net sales in the twelve months ended December 31, 2018.

We adopted ASC Topic 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new standard were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Balance Sheet
Assets
Estimated to be returned inventory	$—	$786	$786
Deferred income taxes	12,375	(45)	12,330

Liabilities
Refund on estimated returns and allowances	—	2,072	2,072
Reserve for cancelled sales and allowances	1,464	(1,464)	—

Equity
Retained earnings	287,390	133	287,523

Upon adoption of ASC Topic 606, we adopted the following policy elections and practical expedients:
•	Our contracts are similar as to customer types, deliverables, timing of transfer of goods and other characteristics and we elected to use the portfolio method in accounting for our contracts.
•	We exclude from revenue amounts collected from customers for sales tax.
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

The following table presents the differences resulting from the adoption of ASC Topic 606 on line items in our consolidated balance sheet. The impact of the adoption on line items in our other financial statements was not material.

	December 31, 2018
(in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Estimated to be returned inventory (included in other current assets)	$730	$—	$730
Deferred income taxes	12,544	12,582	(38)
Liabilities
Refund on estimated returns and allowances (included in other current liabilities)	1,950	—	1,950
Reserve for cancelled sales and allowances (included in other current liabilities)	—	1,373	(1,373)
Equity
Retained Earnings	$282,366	$282,251	$115

The following table presents our revenues disaggregated by each major product category and service for each of the last three years (dollars in thousands, amounts and percentages may not always add due to rounding):

	Year Ended December 31,
	2018		2017		2016
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$131,673	16.1%	$132,484	16.2%	$132,250	16.1%
Dining Room Furniture	92,865	11.4	92,921	11.3	94,918	11.5
Occasional	72,193	8.8	75,909	9.2	81,996	10.0
	296,731	36.3	301,314	36.7	309,164	37.6
Upholstery	326,114	39.9	330,340	40.3	328,903	40.0
Mattresses	85,055	10.4	88,311	10.8	86,659	10.6
Accessories and Other (1)	109,833	13.4	99,901	12.2	96,845	11.8
	$817,733	100.0%	$819,866	100.0%	$821,571	100.0%
(1)  Includes delivery charges and product protection.

Restricted Cash in Statement of Cash Flows.  We adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASC Topic 230”) on January 1, 2018 using the required retrospective transition method.  This ASU requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Our restricted cash equivalents are funds used to collateralize a portion of our workers’ compensation obligations as required by our insurance carrier. These escrowed funds are shown as restricted cash and cash equivalents on our balance sheets and are investments in money market funds held by an agent. The annual agreement with our carrier governing these funds expires on December 31, 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015

Cash and cash equivalents	$71,537	$79,491	$63,481	$70,659
Restricted cash equivalents	8,272	8,115	8,034	8,005
Total cash, cash equivalents and restricted cash equivalents	$79,809	$87,606	$71,515	$78,664

Note 2, Accounts Receivable:

Amounts financed under our in-house credit programs, as a percent of net sales including sales tax, were approximately 0.5% in 2018, 0.6% in 2017 and 1.0% in 2016. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%). The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $1,960,000 in 2019, $197,000 in 2020, $43,000 in 2021 and $34,000 in 2022 for receivables outstanding at December 31, 2018.

Accounts receivable are shown net of the allowance for doubtful accounts of approximately $175,000 and $270,000 at December 31, 2018 and 2017, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. We assess the adequacy of the allowance account at the end of each quarter.  Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 16 states.

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $19,947,000 and $19,177,000 at December 31, 2018 and 2017, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $770,000 in 2018, and $1,231,000 in 2017 and a positive impact of approximately $1,448,000 in 2016.  During 2018 and 2016, there were liquidations of LIFO inventory layers.  The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold by immaterial amounts.  We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2018	2017
Land and improvements	$44,541	$47,804
Buildings and improvements	273,633	279,209
Furniture and fixtures	86,235	103,695
Equipment	51,833	48,745
Buildings under lease	56,902	56,902
Construction in progress	404	7,124
	513,548	543,479
Less accumulated depreciation	(274,078)	(295,491)
Less accumulated lease amortization	(22,618)	(18,773)
Property and equipment, net	$216,852	$229,215

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

The $60.0 million revolving credit facility is secured by inventory, accounts receivable, cash and certain other personal property. Our Credit Agreement includes negative covenants that limit our ability to, among other things (a) incur, assume or permit to exist additional indebtedness or guarantees; (b) incur liens and engage in sale leaseback transactions or real estate sales in excess of $100.0 million; (c) pay dividends or redeem or repurchase capital stock if availability is less than $12.0 million; (d) engage in certain transactions with affiliates; and (e) alter the business that the Company conducts.

Availability fluctuates under a borrowing base calculation and is reduced by outstanding letters of credit.  The borrowing base was $57.5 million and there were no outstanding letters of credit at December 31, 2018. Amounts available are based on the lesser of the borrowing base or the $60.0 million line amount and reduced by $6.0 million since a fixed charge coverage ratio test was not met for the immediately preceding twelve months, resulting in a net availability of $51.5 million. There were no borrowed amounts outstanding under the Credit Agreement at December 31, 2018.

Note 6, Accrued Liabilities and Other Liabilities:
Accrued liabilities and other liabilities consist of the following:

(In thousands)	2018	2017
Accrued liabilities:
Employee compensation, related taxes and benefits	$12,628	$13,527
Taxes other than income and withholding	8,700	8,677
Self-insurance reserves	6,143	5,962
Other	12,432	9,416
	$39,903	$37,582
Other liabilities:
Straight-line lease liability	$7,608	$8,565
Self-insurance reserves	2,790	3,013
Other	20,141	15,122
	$30,539	$26,700

Note 7, Income Taxes:

On December 22, 2017, the President signed into Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to corporate taxes, including a permanent reduction of the corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act’s other major changes applicable to Havertys include the elimination of certain deductions and an enhanced and extended option to claim accelerated depreciation deductions on qualified property.

In December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 25%. At December 31, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances. The total amount recorded related to the remeasurement of our deferred tax balance was an additional expense of $5,868,000. We completed our analysis of the Tax Act during 2018 and no adjustments were made to expense for this remeasurement of our deferred tax balances.

Income tax expense (benefit) consists of the following:
(In thousands)	2018	2017	2016
Current
Federal	$8,422	$14,239	$16,259
State	2,118	2,350	2,326
	10,540	16,589	18,585
Deferred
Federal	(232)	5,829	(690)
State	(207)	(270)	(430)
	(439)	5,559	(1,120)
	$10,101	$22,148	$17,465

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2018	2017	2016
Statutory rates applied to income before income taxes	$8,486	$15,129	$16,037
State income taxes, net of Federal tax benefit	1,616	1,306	1,494
Net permanent differences	220	95	99
Other	(221)	(250)	(165)
Tax Act, net impact	—	5,868	—

	$10,101	$22,148	$17,465

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2018	2017
Deferred tax assets:
Accounts receivable	$530	$433
Property and equipment	7,584	6,434
Leases	4,135	4,356
Accrued liabilities	8,172	8,171
Retirement benefits	266	492
Other	56	62
Total deferred tax assets	20,743	19,948

Deferred tax liabilities:
Inventory	7,649	7,034
Other	550	539
Total deferred tax liabilities	8,199	7,573
Net deferred tax assets	$12,544	$12,375

We review our deferred tax assets to determine the need for a valuation allowance. Based on evidence we conclude that it is more-likely-than-not that our deferred tax assets will be realized and therefore a valuation allowance is not required.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2015.

Uncertain Tax Positions
No uncertain tax positions were identified for the years currently open under statute of limitations.  Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense.

Note 8, Long-Term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:

(In thousands)	2018	2017
Revolving credit notes (a)	$—	$—
Lease obligations (b)	50,803	54,591
	50,803	54,591
Less portion classified as current	(4,018)	(3,788)
	$46,785	$50,803
(a)   We have a revolving credit agreement as described in Note 5.
(b)  These obligations are related to properties under lease with aggregate net book values of approximately $34,284,000 and $38,129,000 at December 31, 2018 and 2017, respectively.

The approximate aggregate maturities of these lease obligations during the five years subsequent to December 31, 2018 and thereafter are as follows:  2019 - $4,018,000; 2020 - $4,222,000, 2021 - $3,672,000; 2022 - $3,776,000; 2023 - $4,027,000 and $31,088,000 thereafter. These maturities are net of imputed interest of approximately $12,996,000 at December 31, 2018.

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

      A special cash dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock was paid in the fourth quarter of 2018 and 2016. Aggregate dividends paid on Common Stock was $32,595,000, $10,473,000 and $27,674,000 in 2018, 2017 and 2016, respectively. Aggregate dividends paid on Class A Common Stock was $2,869,000, $919,000 and $2,735,000 in 2018, 2017 and 2016, respectively.

Note 10, Benefit Plans:

We have a non-qualified, non-contributory supplemental executive retirement plan (the “SERP”) for employees whose retirement benefits are reduced due to their annual compensation levels. The SERP provides annual benefits amounting to 55% of final average earnings less benefits payable from Social Security benefits and our former pension plan which was settled in 2014. The SERP limits the total amount of annual retirement benefits that may be paid to a participant from all sources (former pension plan, Social Security and the SERP) to $125,000. The SERP is not funded so we pay benefits directly to participants. The SERP was frozen as of December 31, 2015 and no additional benefits were accrued after that date.

The following table summarizes information about our SERP.

(In thousands)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of the year	$8,199	$7,674
Interest cost	290	321
Actuarial losses (gains)	(769)	509
Benefits paid	(326)	(305)
Benefit obligation at end of year	7,394	8,199
Change in plan assets:
Employer contribution	326	305
Benefits paid	(326)	(305)
Fair value of plan assets at end of year	—	—
Funded status of the plan – (underfunded)	$(7,394)	$(8,199)
Accumulated benefit obligations	$7,394	$8,199

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2018	2017
Current liabilities	$(366)	$(365)
Noncurrent liabilities	(7,028)	(7,834)
	$(7,394)	$(8,199)

The net actuarial loss recognized in accumulated other comprehensive income (loss) before the effect of income taxes was $1,063,000 in 2018 and $1,968,000 in 2017.

Net pension cost included the following components:

	SERP
(In thousands)	2018	2017	2016
Interest cost on projected benefit obligation	$290	$321	$341
Amortization of actuarial loss	136	90	102
Net pension costs	$426	$411	$443

Assumptions
We use a measurement date of December 31 for our SERP plan. Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	SERP
	2018	2017	2016
Discount rate	3.68%	4.30%	4.58%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine benefit obligations at December 31 for the SERP are as follows:

	2018	2017
Discount rate	4.36%	3.68%
Rate of compensation increase	n/a	n/a

Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years.  These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2018.

(In thousands)	2019	2020	2021	2022	2023	2024-2028
Benefit Payments	$366	$397	$425	$425	$419	$2,537

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute. We match employee contributions 100% of the first 1% of eligible pay and 50% of the next 5% contributed by participants and in 2018 made an additional discretionary contribution. We expensed employer contributions of approximately $4,770,000, $3,932,000 and $3,884,000 in 2018, 2017 and 2016, respectively.

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

Note  11, Accumulated Other Comprehensive Income (loss):

The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive income (loss) on our Consolidated Balance Sheets to the Consolidated Statements of Comprehensive Income (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$(2,144)	$(1,830)	$(1,938)
Other comprehensive income (loss)
Defined benefit pension plan:
Net gain (loss) during year	769	(509)	72
Amortization of net loss(1)	136	90	102
	905	(419)	174
Tax expense (benefit)	226	(105)	66
Total other comprehensive income (loss)	679	(314)	108
Ending balance	$(1,465)	$(2,144)	$(1,830)

(1) These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.

Note 12, Stock-Based Compensation Plans:

We have issued and outstanding awards under two employee compensation plans, the 2014 Long Term Incentive Plan (the “2014 LTIP Plan”) and the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”). No new awards may be granted under the 2004 LTIP Plan. Grants of stock-settled appreciation rights, restricted units, and performance units have been made to certain officers and key employees. All equity awards are settled in shares of Common Stock. As of December 31, 2018, approximately 691,000 shares were available for awards and options under the 2014 LTIP Plan.

The following table summarizes our equity award activity during the years ended December 31, 2018, 2017 and 2016:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2015	265,776	$22.03	78,714	$25.68	100,875	$18.14
Granted/Issued	138,102	18.80	71,292	18.80	—	—
Awards vested or rights exercised	(138,472)	20.46	(2,392)		—	—
Forfeited	(15,700)	20.45	—		—	—
Outstanding at December 31, 2016	249,706	21.22	147,614	22.35	100,875	$18.14
Granted/Issued	135,986	21.99	63,396	22.04	—
Awards vested or rights exercised	(128,691)	20.73	(28,715)	27.81	(43,875)	$18.14
Forfeited	(2,511)	21.38	(2,521)	20.60	—
Outstanding at December 31, 2017	254,490	21.88	179,774	21.42	57,000	$18.14
Granted/Issued	141,722	22.73	103,940	22.95	—	—
Awards vested or rights exercised	(132,872)	22.45	(48,661)	24.10	—	—
Forfeited	(14,198)	21.94	(25,299)	21.40	—	—
Outstanding at December 31, 2018	249,142	22.05	209,754	21.56	57,000	$18.14
Exercisable at December 31, 2018					57,000	$18.14
Restricted units expected to vest	249,142	22.05	164,050	21.29
Exercisable at December 31, 2017					57,000	$18.14
Exercisable at December 31, 2016					74,875	$18.14

The total fair value of service-based restricted stock awards that vested in 2018, 2017 and 2016 was approximately $2,594,000,  $3,294,000 and $2,533,000, respectively. The aggregate intrinsic value of outstanding restricted stock awards was $4,679,000 at December 31, 2018. The restrictions on the service-based awards generally lapse or vest annually, primarily over four-year periods.

The total fair value of performance-based restricted stock awards that vested in 2018, 2017 and 2016 was approximately $988,000, $678,000, and $44,000, respectively. The aggregate intrinsic value of outstanding performance awards at December 31, 2018 expected to vest was $3,081,000. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a Black‑Scholes pricing model. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2018 was approximately $36,000. The total intrinsic value of stock-settled appreciation rights exercised was approximately $284,000 in 2017.

The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $4,358,000, $3,818,000 and $3,872,000 in 2018, 2017 and 2016, respectively. Forfeitures are recognized as they occur. The tax benefit recognized related to all awards was approximately $1,090,000, $1,451,000 and $1,471,000 in 2018, 2017 and 2016, respectively. As of December 31, 2018, the total compensation cost related to unvested equity awards was approximately $4,206,000 and is expected to be recognized over a weighted-average period of 2 years.

Note 13, Earnings Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2018	2017	2016
Common:
Distributed earnings	$32,595	$10,473	$27,674
Undistributed earnings	(4,741)	8,896	(1,869)
Basic	27,854	19,369	25,805
Class A Common earnings	2,453	1,706	2,551
Diluted	$30,307	$21,075	$28,356
Class A Common:
Distributed earnings	$2,869	$919	$2,735
Undistributed earnings	(416)	787	(184)
	$2,453	$1,706	$2,551

Denominator:	2018	2017	2016
Common:
Weighted average shares outstanding - basic	19,182	19,381	19,492
Assumed conversion of Class A Common Stock	1,765	1,801	2,014
Dilutive options, awards and common stock equivalents	348	417	341
Total weighted average diluted Common Stock	21,295	21,599	21,847
Class A Common:
Weighted average shares outstanding	1,765	1,801	2,014

Basic net earnings per share
Common Stock	$1.45	$1.00	$1.32
Class A Common Stock	$1.39	$0.95	$1.27
Diluted net earnings per share
Common Stock	$1.42	$0.98	$1.30
Class A Common Stock	$1.39	$0.94	$1.27

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

The following schedule outlines the future minimum lease payments and rentals under operating leases:

(In thousands)	Operating Leases
2019	$29,912
2020	28,123
2021	25,923
2022	20,484
2023	14,740
Subsequent to 2023	48,941
Total minimum lease payments	$168,123

Step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Landlord allowances for capital improvements have not been significant but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

(In thousands)	2018	2015	2016
Property
Minimum	$27,124	$27,543	$26,594
Additional rentals based on sales	22	21	4
Sublease income	(130)	(90)	(58)
	27,016	27,474	26,540
Equipment	3,029	3,084	3,031
	$30,045	$30,558	$29,571

Note 15, Supplemental Cash Flow Information:

(In thousands)	2018	2017	2016
Cash paid for income taxes	8,426	18,763	$26,574
Income tax refunds received	17	9	100
Cash paid for interest	2,425	2,486	2,540
Noncash financing and investing activity:
Fixed assets acquired (adjusted) related to capital lease and financing obligations	—	1,009	3,890
Increase in financing obligations	—	2,598	5,474

Note 16, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$199,442	$198,775	$210,547	$208,968
Gross profit	108,907	107,797	115,372	114,466
Income before taxes	8,457	8,410	11,204	12,338
Net income	6,313	6,214	8,352	9,429
Basic net earnings per share:
Common	0.30	0.30	0.40	0.46
Class A Common	0.28	0.28	0.38	0.44
Diluted net earnings per share:
Common	0.29	0.29	0.39	0.45
Class A Common	0.28	0.28	0.38	0.45

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$200,427	$196,829	$207,647	$214,962
Gross profit	109,596	107,119	112,015	116,193
Income before taxes	9,740	9,694	9,719	14,070
Net income	5,986	6,185	5,983	2,921
Basic net earnings per share:
Common	0.28	0.29	0.28	0.14
Class A Common	0.27	0.28	0.27	0.13
Diluted net earnings per share:
Common	0.28	0.29	0.28	0.13
Class A Common	0.27	0.27	0.27	0.13

The fourth quarter of 2017 includes $1.9 million of other income primarily from gains on insurance recoveries of $1.3 million. The fourth quarter also includes additional income tax expense of $5.9 million due to the Tax Act.

Because of rounding the amounts will not necessarily add to the totals computed for the year. Also because of rounding and the use of the two-class method in calculating per share data, the quarterly per share data will not necessarily add to the annual totals.

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc.

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)(3)	Balance at end of period
Year ended December 31, 2018:
Allowance for doubtful accounts	$270	$163	$258	$175
Refund on estimated returns and allowances	$2,072	$11,548	$11,670	$1,950

Year ended December 31, 2017:
Allowance for doubtful accounts	$360	$314	$404	$270
Reserve for cancelled sales and allowances	$1,772	$11,601	$11,909	$1,464

Year ended December 31, 2016:
Allowance for doubtful accounts	$395	$418	$453	$360
Reserve for cancelled sales and allowances	$1,659	$11,402	$11,289	$1,772

(1)	Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries.
(2)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.
(3)	Refund on estimated returns and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.