Form 10-Q
period 2019-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2019-05-06
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2019
OR
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from  to
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 30, 2019, were:  Common Stock – 18,813,551; Class A Common Stock – 1,757,157.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets
Cash and cash equivalents	$72,951	$71,537
Restricted cash and cash equivalents	6,549	8,272
Accounts receivable, net	1,716	1,833
Inventories	109,379	105,840
Prepaid expenses	8,590	8,106
Other current assets	8,573	6,262
Total current assets	207,758	201,850
Accounts receivable, long-term, net	213	226
Property and equipment, net	158,316	216,852
Right-of-use lease assets	188,400	—
Deferred income taxes	10,757	12,544
Other assets	9,639	8,707
Total assets	$575,083	$440,179
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,134	$19,840
Customer deposits	29,437	24,465
Accrued liabilities	32,078	39,903
Current lease liabilities	28,799	—
Current portion of lease obligations	—	4,018
Total current liabilities	112,448	88,226
Noncurrent lease liabilities	157,499	—
Lease obligations, less current portion	—	46,785
Other liabilities	23,210	30,539
Total liabilities	293,157	165,550

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2019 – 29,113; 2018 – 29,079	29,113	29,079
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2019 and 2018 – 2,280	2,280	2,280
Additional paid-in capital	91,888	91,394
Retained earnings	289,126	282,366
Accumulated other comprehensive loss	(1,456)	(1,465)
Less treasury stock at cost – Common Stock (2019 and 2018 – 10,300 shares) and Convertible Class A Common Stock (2019 and 2018 – 522 shares)	(129,025)	(129,025)
Total stockholders’ equity	281,926	274,629
Total liabilities and stockholders’ equity	$575,083	$440,179

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands, except per share data - unaudited)	2019	2018

Net sales	$187,242	$199,442
Cost of goods sold	84,159	90,535
Gross profit	103,083	108,907
Credit service charges	22	32
Gross profit and other revenue	103,105	108,939

Expenses:
Selling, general and administrative	98,879	101,004
Provision for doubtful accounts	4	2
Other (income) expense, net	(154)	(995)
Total expenses	98,729	100,011

Income before interest and income taxes	4,376	8,928
Interest (income) expense, net	(349)	471

Income before income taxes	4,725	8,457
Income tax expense	1,104	2,144
Net income	$3,621	$6,313

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $3 in 2019 and $9 in 2018	$9	$25

Comprehensive income	$3,630	$6,338

Basic earnings per share:
Common Stock	$0.18	$0.30
Class A Common Stock	$0.17	$0.28

Diluted earnings per share:
Common Stock	$0.17	$0.29
Class A Common Stock	$0.17	$0.28

Cash dividends per share:
Common Stock	$0.18	$0.18
Class A Common Stock	$0.17	$0.17

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$3,621	$6,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,105	7,535
Stock-based compensation expense	1,061	1,571
Gain on insurance recovery	—	(307)
Proceeds from insurance recovery	—	266
Other	(485)	(762)
Changes in operating assets and liabilities:
Accounts receivable	126	347
Inventories	(3,539)	(5,587)
Customer deposits	4,972	500
Other assets and liabilities	(1,350)	1,690
Accounts payable and accrued liabilities	(4,093)	(4,270)
Net cash provided by operating activities	5,418	7,296

Cash Flows from Investing Activities:
Capital expenditures	(3,764)	(7,128)
Proceeds from sale of land, property and equipment	2,255	998
Other	—	55
Net cash used in investing activities	(1,509)	(6,075)

Cash Flows from Financing Activities:
Payments on lease obligations	—	(930)
Dividends paid	(3,685)	(3,792)
Common stock repurchased	—	(3,524)
Other	(533)	(347)
Net cash used in financing activities	(4,218)	(8,593)

Decrease in cash, cash equivalents and restricted cash equivalents during the period	(309)	(7,372)
Cash, cash equivalents and restricted cash equivalents at beginning of period	79,809	87,606
Cash, cash equivalents and restricted cash equivalents at end of period	$79,500	$80,234

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – Business and Basis of Presentation

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate within a single reportable segment.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The Company believes that the disclosures made are adequate to make the information not misleading. The financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying footnotes included in our latest Annual Report on Form 10-K.

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

The Company has revised its cash flow statement in the prior period to reflect the correct classification from the sale of property that had been transferred to assets held for sale. The revision resulted in a reclassification reducing the change in operating assets and liabilities of “Other assets and liabilities” and “Net cash provided by operating activities” and increasing “Proceeds from sale of land, property and equipment” and “Net cash used in investing activities” by $998,000 for the first quarter of 2018.

NOTE B - Recently Adopted Accounting Pronouncements

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

Leases. In February 2016, the FASB issued ASU 2016-02 which amended various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between ASU 2016-02 and previous U.S. GAAP is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. As a result, we have recognized a liability representing our lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term on the balance sheet. We adopted the requirements of the new lease standard effective January 1, 2019 using the modified retrospective method and have not restated comparative periods.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less). For our real property leases, we did not elect the accounting policy to account for lease and non-lease components as a single component.
As part of the adjustment for ASU 2016-02 effective January 1, 2019, we derecognized certain assets and liabilities associated with legacy build-to-suit arrangements and the deferred gain on previous sale leaseback transactions. Accordingly, $53.5 million of net property and equipment, $50.8  million of financing obligations, $9.3 of other net liabilities, and $2.3 million of deferred tax assets recorded on the balance sheet as of December 31, 2018 were removed as part of our transition adjustment. Effective January 1, 2019, we recognized right-of-use lease assets totaling $177.9 million and recorded lease liabilities totaling $175.4 million. The net adjustment recorded to equity as of January 1, 2019 was a credit of $6.8 million.
Since we are not restating prior periods as part of adopting this guidance, our results in 2019 will not be directly comparable to our results for periods before 2019. Specifically, for those leases that were previously recognized on our balance sheet prior to 2019, their associated depreciation and interest expense will be characterized as rent expense. The adoption of ASU 2016-02 had an immaterial impact on our consolidated statement of income and our consolidated statement of cash flows for the three-month period ended March 31, 2019.
NOTE C – Stockholders’ Equity

The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2018	$29,079	$2,280	$91,394	$282,366	$(1,465)	$(129,025)	$274,629
Net income				3,621			3,621
Dividends declared:
Common Stock, $0.18 per share				(3,386)			(3,386)
Class A Common Stock, $0.17 per share				(299)			(299)
Restricted stock issuances	34		(567)				(533)
Amortization of restricted stock			1,061				1,061
Other comprehensive income					9		9
Cumulative effect adjustment				6,824			6,824
Balances at March 31, 2019	$29,113	$2,280	$91,888	$289,126	$(1,456)	$(129,025)	$281,926

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2017	$28,950	$2,290	$88,978	$287,390	$(2,144)	$(111,322)	$294,142
Net income				6,313			6,313
Dividends declared:
Common Stock, $0.18 per share				(3,491)			(3,491)
Class A Common Stock, $0.17 per share				(301)			(301)
Acquisition of treasury stock						(3,524)	(3,524)
Restricted Stock issuances	29		(375)				(346)
Amortization of restricted stock			1,571				1,571
Other comprehensive income					25		25
Cumulative effect adjustment				133			133
Balances at March 31, 2018	$28,979	$2,290	$90,174	$290,044	$(2,119)	$(114,846)	$294,522

NOTE D – Interim LIFO Calculations

We calculate the LIFO index annually. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of inventory levels and inflation rates. Since these estimates may be affected by factors beyond management’s control, interim results are subject to change based upon the final year-end LIFO inventory valuations.

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $7.1 million at March 31, 2019 and $6.4 million at March 31, 2018 and are included in other assets. The related liabilities of the same amounts are included in other liabilities.

NOTE F – Credit Arrangement

We have a $60.0 million revolving credit facility secured by our inventory, accounts receivable, cash, and certain other personal property.  Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit.  Amounts available to borrow are based on the lesser of the borrowing base or the $60.0 million-line amount, reduced by $6.0 million if a fixed charge coverage ratio test for the immediately preceding 12 months is not met. The credit facility contains covenants that, among other things, limit our ability to incur certain types of debt or liens, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The covenants also limit our ability to pay dividends upon reaching $16.5 million of unused availability.

The borrowing base was $60.0 million at March 31, 2019, there were no outstanding letters of credit, and the net availability was $50.0 million. The facility, which has not been used since its origination, matures March 31, 2021.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note G – Revenues

We recognize revenue at delivery. Havertys does not have a loyalty program or sell gift certificates. We also do not offer coupons for redemption for future purchases, such as those other retailers might issue for general marketing purposes or for those issued based in conjunction with prior purchases.

The following table presents our revenues disaggregated by revenue source.

	Three Months Ended March 31,
	2019		2018
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$30,520	16.3%	$31,113	15.6%
Dining Room Furniture	19,597	10.5	21,634	10.8
Occasional	16,377	8.7	18,459	9.3
	66,494	35.5	71,206	35.7
Upholstery	73,031	39.0	81,798	41.0
Mattresses	21,258	11.4	19,678	9.9
Accessories and Other (1)	26,459	14.1	26,760	13.4
	$187,242	100.0%	$199,442	100.0%
(1)	Includes delivery charges and product protection.

NOTE H – Leases

We have operating leases for offices, warehouses, and certain equipment. Our leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 20 years. We determined if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by leases. We have lease agreements with lease and non-lease components, which are accounted for separately.
The table below presents the operating lease assets and liabilities recognized on the condensed consolidated balance sheets as of March 31, 2019 (in thousands):

March 31, 2019
Operating Lease Assets:
Right-of use lease assets	$188,400
Operating Lease Liabilities:
Current lease liabilities	28,799
Non-current lease liabilities	157,499
Total operating lease liabilities	$186,298
Our leases generally do not provide an implicit rate, and therefore we used our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. We used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average remaining  lease term and weighted average discount rate for operating leases as of March 31, 2019 are:
March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	7.53 years
Weighted Average Discount Rate
Operating leases	6.67%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2019 (in thousands):
Operating Leases
April 1, 2019 thru December 31, 2019	$30,429
2020	38,161
2021	35,117
2022	29,726
2023	23,337
Thereafter	83,358
Total undiscounted future minimum lease payments	240,128
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(53,830)
Total operating lease liabilities	$186,298
Certain of our lease agreements for retail stores include variable lease payments, generally based on sales volume.  The variable portion of payments are not included in the initial measurement of the right-of-use asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. Certain of our equipment lease agreements include variable lease costs, generally based on usage of the underlying asset (mileage, fuel, etc.). The variable portion of payments are not included in the initial measurement of the right-of-use asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred.
Components of lease expense were as follows (in thousands):
Three months ended March 31, 2019
Operating lease cost	$10,228
Short-term lease cost	10
Variable lease cost	1,531
Total lease expense	$11,769
During the first quarter of 2019, we entered into two non-cancellable leases for real properties that had not commenced as of March 31, 2019. The initial terms are approximately 10 years, with options to extend for up to an additional 20 years. Upon lease commencement, the right-of-use asset and lease liability will be determined and recorded.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental cash flow information related to leases was as follows (in thousands):
Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,872
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,747

NOTE I – Other Income, net
Other income for the three months ended March 31, 2018, includes gains from real estate sales and insurance recoveries on stores damaged or destroyed of approximately $0.9 million.
NOTE J – Income Taxes

Our effective tax rate for the three months ended March 31, 2019 and 2018 was 23.4% and 25.4%, respectively. The primary difference in the effective rate and the statutory rate is due to state income taxes and tax benefit of $0.1 million in 2019 from vested stock awards.

NOTE K – Stock Based Compensation Plan

As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2018 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the three months ended March 31, 2019:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2018	249,142	$22.05	209,754	$21.56	57,000	$18.14
Granted/Issued	126,510	20.37	107,190	20.37	—	—
Awards vested or rights exercised(1)	—	—	(55,929)	18.80	—	—
Forfeited	(2,000)	22.56	(39,966)	22.73	—	—
Outstanding at March 31, 2019	373,652	$21.48	221,049	$21.47	—	—
Exercisable at March 31, 2019	—	—	—	—	57,000	$18.14
Awards expected to vest	373,652	$21.48	177,655	$21.73	—	—

(1)	Includes shares repurchased from employees for employee’s tax liability.

The aggregate intrinsic value of outstanding restricted stock awards was $8,176,000 at March 31, 2019. The restrictions on the service-based awards generally lapse or vest annually, primarily over four-year periods.

The total fair value of performance-based restricted stock awards that vested during the three months ended March 31, 2019 was approximately $1,362,000. The aggregate intrinsic value of outstanding performance awards at March 31, 2019 expected to vest was $4,837,000. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a BlackScholes pricing model. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at March 31, 2019 was approximately $213,000.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and for the three months ended March 31, 2019 and March 31, 2018 was approximately $1,061,000 and $1,571,000, respectively. Forfeitures are recognized as they occur. As of March 31, 2019, the total compensation cost related to unvested equity awards was approximately $7,100,000 and is expected to be recognized over a weighted-average period of 2.4 years.

NOTE L – Earnings Per Share
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

	Three Months Ended March 31,
	2019	2018
Numerator:
Common:
Distributed earnings	$3,386	$3,491
Undistributed earnings	(59)	2,320
Basic	3,327	5,811
Class A Common earnings	294	502
Diluted	$3,621	$6,313

Class A Common:
Distributed earnings	$299	$301
Undistributed earnings	(5)	201
	$294	$502
Denominator:
Common:
Weighted average shares outstanding - basic	18,792	19,418
Assumed conversion of Class A Common Stock	1,757	1,767
Dilutive options, awards and common stock equivalents	357	420

Total weighted-average diluted Common Stock	20,906	21,605

Class A Common:
Weighted average shares outstanding	1,757	1,767
Basic earnings per share:
Common Stock	$0.18	$0.30
Class A Common Stock	$0.17	$0.28

Diluted earnings per share:
Common Stock	$0.17	$0.29
Class A Common Stock	$0.17	$0.28

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings. Revenue is recognized upon delivery to the customer.

Comparable-store or “comp-store” sales for the periods presented are sales made on our website and sales from stores open throughout the period and the corresponding prior year period.  If a store expansion results in a 10% or greater increase in selling square footage, its sales are removed from the comparable store sales base until it has been open a full 12 months.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2019					2018
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$187.2	(6.1)%	$(12.2)	(4.7)%	$(9.2)	$199.4	(0.5)%	$(1.0)	(1.1)%	$(2.1)

Our average written ticket was up 6.9% and custom order upholstery written business grew 8.2% for the first quarter of 2019 compared to the first quarter of 2018.

Gross Profit

Gross profit for the first quarter of 2019 was 55.1%, up 44 basis points compared to the prior year period. Promotions in addition to markdowns for store closures and remodels negatively impacted margins in 2018.

Our expectation for annual gross profit margins for 2019 is approximately 54.6%, the same as in 2018.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A costs as a percent of sales for the first three months of the year were 52.8% for 2019 versus 50.6% for 2018. Total SG&A dollars decreased $2.1 million for the three months ended March 31, 2019 compared to the prior year period. We had decreases in selling and delivery costs of $1.8 million partly offset by an increase of $0.5 million in marketing and advertising costs for the first quarter of 2019 compared to the prior year period. Our occupancy costs were down $0.9 million in the first three months of 2019 compared to the prior year period due to lower depreciation expense, and in part, to changes in accounting for leases from the adoption of ASU 2016-02.

We classify our SG&A expenses as either variable or fixed and discretionary. Our variable expenses include the costs in the selling and delivery categories and certain warehouse expenses as these amounts will generally move in tandem with our level of sales. The remaining categories and expenses are classified as fixed and discretionary because these costs do not fluctuate with sales.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table outlines our SG&A expenses by classification:

	Three months ended March 31,
	2019		2018
(In thousands)		% of Net Sales		% of Net Sales
Variable	$35,081	18.7%	$36,795	18.4%
Fixed and discretionary	63,798	34.1	64,209	32.2
	$98,879	52.8%	$101,004	50.6%

The fixed and discretionary expenses were lower for the first three months of 2019 versus 2018, and the increases for the rest of the year will fluctuate with marketing activity, the opening of new stores, and performance compensation. Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $258.0 to $260.0 million for the full year 2019 versus $254.9 million for the same costs in 2018. The increase is largely due to costs associated with new stores, increases in employee compensation and benefits expense and inflation. The variable type costs within SG&A for the full year of 2019 are anticipated to be 18.1% compared to 18.3% in 2018 as a percent of sales.

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

We also have a $60.0 million revolving credit facility. Refer to Note F to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility. The availability at March 31, 2019 was $50.0 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Our cash flows provided by operating activities totaled $5.4 million in the first three months of 2019 compared to $7.3 million for the same period of 2018. This decrease was due to reduced net income and decreases in other assets and liabilities in 2019 versus increases in 2018, partly offset by larger increases in customer deposits. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $1.5 million in the first three months of 2019 versus $6.1 million for the same period of 2018. This decrease was primarily due to greater capital expenditures in 2018.

Financing activities used cash of $4.2 million in the first three months of 2019 compared to $8.6 million for the same period of 2018. This decrease was primarily due to $3.5 million of common stock purchases in 2018.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Changes for the Three Months Ended March 31, 2019

Our balance sheet as of March 31, 2019, as compared to our balance sheet as of December 31, 2018, changed as follows:

•	increase in inventories of $3.5 million in advance of supplying factories shutdown for Chinese New Year;
•	decrease in property and equipment, net of $58.5 million primarily due to transition adjustment for ASU 2016-02 of $53.5 million;
•	increase in right-of-use lease assets of $188.4 million primarily due to transition adjustment of $177.9 million for ASU 2016-02;
•	increase in customer deposits of $5.0 million due to typical increase in undelivered sales in first quarter;
•
decrease in accrued liabilities of $7.8 million due to typical payments made for year-end accruals such as incentive pay and real estate tax liabilities and the elimination of certain reserves due to the adoption of ASU 2016-02;

•	increase of $28.8 million of current and $157.5 of noncurrent lease liabilities due to adoption of ASU 2016-02; and
•	decrease of $4.0 million of current and $46.8 million of noncurrent lease obligations due to adoption of ASU 2016-02.

Store Plans and Capital Expenditures

Location	Opening Quarter Actual or Planned	Category
Newnan, GA	Q-3-19	Opening
St. Louis, MO	Q-3-19	New Market
To be announced	Q-4-19	New Market
Baton Rouge, LA	Q-4-19	Relocation

These plans combined with other changes should increase net selling space in 2019 by approximately 2.0%.  Total capital expenditures are estimated to be $19.0 million in 2019 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2018. We had no significant changes in those critical accounting estimates since our last annual report.

Forward-Looking Information
Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies and similar matters, and those that include the words “believes,” “anticipates,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  For those statements, Havertys claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties.  The following important factors could cause future results to differ: changes in the economic environment; changes in the housing market; changes in industry conditions; competition; changes in consumer preferences and spending patterns; merchandise costs; energy costs; management of relationships with our suppliers and vendors and disruptions in their operations; the imposition of tariffs and the effect of retaliatory trade measures; timing and level of capital expenditures; introduction of new products; rationalization of operations; and other risks identified in Havertys’ SEC reports and public announcements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to our financial instruments and their related market risks since the date of the Company’s most recent annual report on Form 10-K.

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

We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on January 1, 2019. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is described under the subheading “Business and Reporting Policies” in Note A to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased or amount to be purchased in total dollars. On November 16, 2018, the board authorized management to purchase up to $15.0 million of common and Class A common stock after the balance of approximately $1.3 million from a previous authorization is utilized.

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
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii)  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 6, 2019	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)