Form 10-Q
period 2019-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2019-08-02
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of July 31, 2019, were:  Common Stock – 18,168,134; Class A Common Stock – 1,535,654.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$56,094	$71,537
Restricted cash and cash equivalents	6,591	8,272
Accounts receivable, net	1,578	1,833
Inventories	109,213	105,840
Prepaid expenses	9,876	8,106
Other current assets	10,489	6,262
Total current assets	193,841	201,850
Accounts receivable, long-term, net	221	226
Property and equipment, net	157,551	216,852
Right-of-use lease assets	187,178	—
Deferred income taxes	12,175	12,544
Other assets	9,810	8,707
Total assets	$560,776	$440,179
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,910	$19,840
Customer deposits	29,098	24,465
Accrued liabilities	33,318	39,903
Current lease liabilities	28,768	—
Current portion of lease obligations	—	4,018
Total current liabilities	112,094	88,226
Noncurrent lease liabilities	158,782	—
Lease obligations, less current portion	—	46,785
Other liabilities	22,640	30,539
Total liabilities	293,516	165,550

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2019 – 29,418; 2018 - 29,079	29,418	29,079
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2019 – 2,058; 2018 – 2,280	2,058	2,280
Additional paid-in capital	91,847	91,394
Retained earnings	291,573	282,366
Accumulated other comprehensive loss	(1,448)	(1,465)
Less treasury stock at cost – Common Stock (2019 – 11,250; 2018 – 10,300 shares) and Convertible Class A Common Stock (2019 and 2018 – 522 shares)	(146,188)	(129,025)
Total stockholders’ equity	267,260	274,629
Total liabilities and stockholders’ equity	$560,776	$440,179

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$191,893	$198,775	$379,134	$398,218
Cost of goods sold	88,336	90,978	172,494	181,514
Gross profit	103,557	107,797	206,640	216,704
Credit service charges	19	25	41	57
Gross profit and other revenue	103,576	107,822	206,681	216,761

Expenses:
Selling, general and administrative	95,784	98,753	194,663	199,756
Provision for doubtful accounts	20	22	23	24
Other (income) expense, net	(126)	183	(280)	(811)
Total expenses	95,678	98,958	194,406	198,969

Income before interest and income taxes	7,898	8,864	12,275	17,792
Interest (income) expense, net	(339)	454	(688)	925

Income before income taxes	8,237	8,410	12,963	16,867
Income tax expense	2,191	2,196	3,295	4,340
Net income	$6,046	$6,214	$9,668	$12,527

Other comprehensive income
Adjustments related to retirement plan; net of tax expense of $3 and $6 in 2019 and $9 and $18 in 2018	$8	$25	$17	$50

Comprehensive income	$6,054	$6,239	$9,685	$12,577

Basic earnings per share:
Common Stock	$0.30	$0.30	$0.48	$0.60
Class A Common Stock	$0.28	$0.28	$0.44	$0.56

Diluted earnings per share:
Common Stock	$0.29	$0.29	$0.47	$0.58
Class A Common Stock	$0.27	$0.28	$0.44	$0.56

Cash dividends per share:
Common Stock	$0.18	$0.18	$0.36	$0.36
Class A Common Stock	$0.17	$0.17	$0.34	$0.34

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$9,668	$12,527
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,276	15,061
Share-based compensation expense	1,951	2,557
Deferred income taxes	(1,912)	(335)
Provision for doubtful accounts	23	24
Other	623	(23)
Changes in operating assets and liabilities:
Accounts receivable	237	510
Inventories	(3,373)	(4,044)
Customer deposits	4,633	1,539
Other assets and liabilities	(2,805)	(484)
Accounts payable and accrued liabilities	(4,481)	1,525
Net cash provided by operating activities	14,840	28,857
Cash Flows from Investing Activities:
Capital expenditures	(7,768)	(14,642)
Proceeds from sale of land, property and equipment	2,260	846
Other	—	55
Net cash used in investing activities	(5,508)	(13,741)

Cash Flows from Financing Activities:
Payments on lease obligations	—	(1,872)
Taxes on vested restricted shares	(1,328)	(1,162)
Dividends paid	(7,285)	(7,585)
Common stock repurchased	(17,843)	(9,281)
Net cash used in financing activities	(26,456)	(19,900)

Decrease in cash, cash equivalents and restricted equivalents during the period	(17,124)	(4,784)
Cash, cash equivalents and restricted cash equivalents at beginning of period	79,809	87,606
Cash, cash equivalents and restricted cash equivalents at end of period	$62,685	$82,822

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Since we are not restating prior periods as part of adopting this guidance, our results in 2019 will not be directly comparable to our results for periods before 2019. Specifically, for those leases that were previously recognized on our balance sheet prior to 2019, their associated depreciation and interest expense will be characterized as rent expense. The adoption of ASU 2016-02 had an immaterial impact on our consolidated statement of income and our consolidated statement of cash flows for the six-month period ended June 30, 2019.
NOTE C – Stockholders’ Equity

The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.

For the three months ended June 30, 2019:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at March 31, 2019	$29,113	$2,280	$91,888	$289,126	$(1,456)	$(129,025)	$281,926
Net income				6,046			6,046
Dividends declared:
Common Stock, $0.18 per share				(3,338)			(3,338)
Class A Common Stock, $0.17 per share				(261)			(261)
Acquisition of treasury stock						(17,843)	(17,843)
Restricted stock issuances	83		(878)				(795)
Class A conversion	222	(222)					—
Amortization of restricted stock			890				890
Director’s compensation plan			(53)			680	627
Other comprehensive income					8		8
Balances at June 30, 2019	$29,418	$2,058	$91,847	$291,573	$(1,448)	$(146,188)	$267,260

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2019:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2018	$29,079	$2,280	$91,394	$282,366	$(1,465)	$(129,025)	$274,629
Net income				9,668			9,668
Dividends declared:
Common Stock, $0.36 per share				(6,725)			(6,725)
Class A Common Stock, $0.34 per share				(560)			(560)
Acquisition of treasury stock						(17,843)	(17,843)
Restricted stock issuances	117		(1,445)				(1,328)
Class A conversion	222	(222)					—
Amortization of restricted stock			1,951				1,951
Director’s compensation plan			(53)			680	627
Other comprehensive income					17		17
Cumulative effect adjustment				6,824			6,824
Balances at June 30, 2019	$29,418	$2,058	$91,847	$291,573	$(1,448)	$(146,188)	$267,260

For the three months ended June 30, 2018:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at March 31, 2018	$28,979	$2,290	$90,174	$290,044	$(2,119)	$(114,846)	$294,522
Net income				6,214			6,214
Dividends declared:
Common Stock, $0.18 per share				(3,493)			(3,493)
Class A Common Stock, $0.17 per share				(300)			(300)
Acquisition of treasury stock						(5,757)	(5,757)
Restricted Stock issuances	85		(901)				(816)
Class A conversion	1	(1)					—
Amortization of restricted stock			986				986
Director’s compensation plan			(609)			1,006	397
Other comprehensive income					25		25
Balances at June 30, 2018	$29,065	$2,289	$89,650	$292,465	$(2,094)	$(119,597)	$291,778

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the six months ended June 30, 2018:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2017	$28,950	$2,290	$88,978	$287,390	$(2,144)	$(111,322)	$294,142
Net income				12,527			12,527
Dividends declared:
Common Stock, $0.36 per share				(6,984)			(6,984)
Class A Common Stock, $0.34 per share				(601)			(601)
Acquisition of treasury stock						(9,281)	(9,281)
Restricted Stock issuances	114		(1,276)				(1,162)
Class A conversion	1	(1)					—
Amortization of restricted stock			2,557				2,557
Director’s compensation plan			(609)			1,006	397
Other comprehensive income					50		50
Cumulative effect adjustment				133			133
Balances at June 30, 2018	$29,065	$2,289	$89,650	$292,465	$(2,094)	$(119,597)	$291,778

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $7.2 million at June 30, 2019 and $6.0 million at December 31, 2018 and are included in other assets. The related liabilities of the same amounts are included in other liabilities.

NOTE F – Credit Arrangement

We have a $60.0 million revolving credit facility secured by our inventory, accounts receivable, cash, and certain other personal property.  Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit.  Amounts available to borrow are based on the lesser of the borrowing base or the $60.0 million-line amount, reduced by $6.0 million if a fixed charge coverage ratio test for the immediately preceding 12 months is not met. The credit facility contains covenants that, among other things, limit our ability to incur certain types of debt or liens, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The covenants also limit our ability to pay dividends if unused availability is less than $16.5 million.

The borrowing base was $55.6 million at June 30, 2019, there were no outstanding letters of credit, and the net availability was $49.6 million. The facility, which has not been used since its origination, matures March 31, 2021.

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

The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$31,417	16.4%	$33,550	16.9%	61,937	16.3%	$64,665	16.2%
Dining Room Furniture	20,265	10.6	22,121	11.1	39,862	10.5	43,755	11.0
Occasional	14,568	7.6	17,044	8.6	30,945	8.2	35,502	8.9
	66,251	34.5	72,715	36.6	132,744	35.0	143,922	36.1
Upholstery	77,146	40.2	78,472	39.5	150,178	39.6	160,269	40.3
Mattresses	21,976	11.5	21,350	10.7	43,234	11.4	41,029	10.3
Accessories and Other(1)	26,520	13.8	26,238	13.2	52,978	14.1	52,998	13.3
	$191,893	100.0%	$198,775	100.0%	379,134	100.0%	$398,218	100.0%
(1)	Includes delivery charges and product protection.

NOTE H – Leases

We have operating leases for offices, warehouses, and certain equipment. Our leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 20 years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by leases. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.
The table below presents the operating lease assets and liabilities recognized on the condensed consolidated balance sheets as of June 30, 2019 (in thousands):

June 30, 2019
Operating Lease Assets:
Right-of use lease assets	$187,178
Operating Lease Liabilities:
Current lease liabilities	28,768
Non-current lease liabilities	158,782
Total operating lease liabilities	$187,550
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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2019 are:
June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	7.5 years
Weighted Average Discount Rate
Operating leases	6.71%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2019 (in thousands):
Operating Leases
July 1, 2019 thru December 31, 2019	20,205
2020	39,095
2021	36,696
2022	31,300
2023	24,749
Thereafter	89,818
Total undiscounted future minimum lease payments	241,863
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(54,313)
Total operating lease liabilities	187,550
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
Components of lease expense were as follows (in thousands):
	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$10,465	$20,693
Short-term lease cost	30	40
Variable lease cost	1,281	2,812
Total lease expense	$11,776	$23,545
During the first quarter of 2019, we entered into a non-cancellable lease for real property that had not commenced as of June 30, 2019. The initial terms are approximately 10 years, with options to extend for up to an additional 20 years. Upon lease commencement, the right-of-use asset and lease liability will be determined and recorded.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental cash flow information related to leases is as follows (in thousands):
Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,085
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,519

NOTE I – Other Income, net
Other income, net includes gains and losses related to fixed assets. We had gains from real estate sales and insurance recoveries on stores damaged or destroyed of approximately $0.7 million for the six months ended June 30, 2018.
NOTE J – Income Taxes

Our effective tax rate for the six months ended June 30, 2019 and 2018 was 25.4% and 25.7%, respectively. The primary difference in the effective rate and the statutory rate is due to state income taxes and additional tax expense from vested stock awards.

NOTE K – Stock Based Compensation Plan

As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2018 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the six months ended June 30, 2019:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2018	249,142	$22.05	209,754	$21.56	57,000	$18.14
Granted/Issued	133,770	20.30	111,780	20.33	—	—
Awards vested or rights exercised(1)	(124,544)	22.32	(57,351)	18.93	—	—
Forfeited	(11,368)	21.37	(51,116)	22.45	—	—
Outstanding at June 30, 2019	247,000	$21.00	213,067	$21.41	57,000	$18.14
Exercisable at June 30, 2019	—	—	—	—	57,000	$18.14
Awards expected to vest	247,000	$21.00	159,551	$21.76	—	—

(1)	Includes shares repurchased from employees for employee’s tax liability.

The aggregate intrinsic value of outstanding restricted stock awards was $4,206,000 at June 30, 2019. The restrictions on the service-based awards generally lapse or vest annually, primarily over four-year periods.

The total fair value of performance-based restricted stock awards that vested during the six months ended June 30, 2019 was approximately $1,389,000. The aggregate intrinsic value of outstanding performance awards at June 30, 2019 expected to vest was $2,717,000. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a BlackScholes pricing model. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at June 30, 2019 was approximately $36,000.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and for the six months ended June 30, 2019 and 2018 was approximately $1,951,000 and $2,557,000, respectively. Forfeitures are recognized as they occur. As of June 30, 2019, the total compensation cost related to unvested equity awards was approximately $5,783,000 and is expected to be recognized over a weighted-average period of 2.3 years.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Common:
Distributed earnings	$3,338	$3,494	$6,725	$6,984
Undistributed earnings	2,260	2,226	2,194	4,547
Basic	5,598	5,720	8,919	11,531
Class A Common earnings	448	494	749	996
Diluted	$6,046	$6,214	$9,668	$12,527

Class A Common:
Distributed earnings	$261	$300	$560	$601
Undistributed earnings	187	194	189	395
	$448	$494	$749	$996
Denominator:
Common:
Weighted average shares outstanding - basic	18,642	19,312	18,716	19,364
Assumed conversion of Class A Common Stock	1,621	1,766	1,689	1,767
Dilutive options, awards and common stock equivalents	279	313	318	367

Total weighted-average diluted Common Stock	20,542	21,391	20,723	21,498

Class A Common:
Weighted average shares outstanding	1,621	1,766	1,689	1,767

Basic earnings per share:
Common Stock	$0.30	$0.30	$0.48	$0.60
Class A Common Stock	$0.28	$0.28	$0.44	$0.56

Diluted earnings per share:
Common Stock	$0.29	$0.29	$0.47	$0.58
Class A Common Stock	$0.27	$0.28	$0.44	$0.56

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings.  Revenue is recognized upon delivery to the customer.  Comparable-store or “comp-store” sales for the periods presented are sales made on our website and from stores open throughout the period and the corresponding prior year period.  If a store expansion results in a 10% or greater increase in selling square footage, its sales are removed from the comparable store sales base until it has been open a full 12 months. Accordingly, our comp-store sales may not be comparable to other entities.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2019					2018
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$187.2	(6.1)%	$(12.2)	(4.7)%	$(9.2)	$199.4	(0.5)%	$(1.0)	(1.1)%	$(2.1)
Q2	191.9	(3.5)	(6.9)	(2.3)	(4.5)	198.8	1.0	1.9	1.3	2.4
First Half	$379.1	(4.8)%	$(19.1)	(3.5)%	$13.7	$398.2	0.2%	$1.0	0.1%	$0.4

Sales for the second quarter of 2019 increased over the first quarter of 2019 as our supply chain began to recover from the disruption caused by tariffs. Our average written ticket was up 5.3% and our custom order upholstery business grew 7.6% for the second quarter compared to the 2018 period.

Gross Profit

Gross profit for the second quarter of 2019 was 54.0%, down 20 basis points compared to the prior year period. The reduction is a result of merchandise pricing and mix as we used slightly more aggressive promotions and higher product, freight, and warehouse and handling costs. These increased costs also have a negative impact on the changes to our LIFO reserve. Gross profit for the first half of 2019 was 54.5% compared to 54.4% for the same period of 2018.

Our expectation for annual gross profit margins for 2019 is approximately 54.1%, down from 54.6%  in 2018.  This reduction is primarily due to increased costs, the impact of LIFO, and increased promotions.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”) as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A costs as a percent of sales was 49.9% for the second quarter and 49.7% for the same period in 2018. Total SG&A dollars decreased $3.0 million for the three months ended June 30, 2019 compared to the prior year period.

Our SG&A costs as a percent of sales for the first half of the year were 51.3% and 50.2% for 2018. Total SG&A dollars decreased $5.1 million for the six months ended June 30, 2019 compared to the prior year period.

We classify our SG&A expenses as either variable or fixed and discretionary. Our variable expenses include the costs in the selling and delivery categories and certain warehouse expenses as these amounts will generally move in tandem with our level of sales. The remaining categories and expenses are classified as fixed and discretionary because these costs do not fluctuate with sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table outlines our SG&A expenses by classification:

	Three months ended June 30,				Six Months ended June 30,
	2019		2018		2019		2018
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$35,224	18.4%	$37,279	18.8%	$70,306	18.5%	$74,073	18.6%
Fixed and discretionary	60,560	31.6	61,474	30.9	124,357	32.8	125,683	31.6
	$95,784	49.9%	$98,753	49.7%	194,663	51.3%	$199,756	50.2%

The fixed and discretionary expenses declined slightly for the second quarter and first six months of 2019 versus 2018. Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $256.0 to $258.0 million for the full year 2019 versus $254.9 million for the same costs in 2018. The increase is largely due to inflation and higher employee compensation and benefits costs. The variable type costs within SG&A for the full year of 2019 are anticipated to be 18.0% compared to 18.3% in 2018 as a percent of sales.

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

We also have a $60.0 million revolving credit facility. Refer to Note F to the Notes to the Condensed Consolidated Financial Statements for additional information on our credit facility. The availability at June 30, 2019 was $49.6 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Our cash flows provided by operating activities totaled $14.8 million in the first six months of 2019 compared to $28.9 million for the same period of 2018. This decrease was due to less net income and decreases in accounts payable and accrued liabilities in 2019 versus 2018 and larger increases in other assets and liabilities in 2019 versus 2018; partly offset by larger increases in customer deposits in 2019 compared to 2018.  For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $5.5 million in the first six months of 2019 versus $13.7 million for the same period of 2018. This decrease was primarily due to smaller capital expenditures in 2019.

Financing activities used cash of $26.5 million in the first six months of 2019 compared to $19.9 million for the same period of 2018. This increase was primarily due to $8.5 million in greater common stock purchases in 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Changes for the Six Months Ended June 30, 2019

Our balance sheet as of June 30, 2019, as compared to our balance sheet as of December 31, 2018, changed as follows:

•	increase in inventories of $3.4 million to meet demand for holiday sales event at the end of quarter;
•	increase in other current assets of $4.2 million from increase in receivables from third party financing of $2.2 million and from tenant incentive receivables of $2.2 million;
•	decrease in property and equipment, net of $59.3 million primarily due to transition adjustment for ASU 2016-02 of $53.5 million;
•	increase in right-of-use lease assets of $187.2 million primarily due to transition adjustment of $177.9 million for ASU 2016-02;
•	increase in customer deposits of $4.6 million due to increase in undelivered sales;
•	decrease in accrued liabilities of $6.6 million due to typical payments for year-end accruals and reduction in reserves;
•	increase of $28.8 million of current and $158.8 million of noncurrent lease liabilities primarily due to adoption of ASU 2016-02;
•	decrease of $4.0 million of current and $46.8 million of noncurrent lease obligations primarily due to adoption of ASU 2016-02; and
•	decrease of $7.9 million of other liabilities primarily due to transition adjustment of $9.5 million for ASU 2016-02.

Store Plans and Capital Expenditures

Location	Opening (Closing) Quarter Actual or Planned	Category
Newnan, GA	Q-3-19	Opening
St. Louis, MO	Q-3-19	New Market
Baton Rouge, LA	Q-4-19	Relocation

These plans combined with other changes should increase net selling space in 2019 by approximately 1.4%. Total capital expenditures are estimated to be $19.0 million in 2019 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements or obligations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to repurchase limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be repurchased or amount to be repurchased in total dollars. On May 17, 2019,  the board authorized management to repurchase up to $10.0 million of common and Class A common stock in addition to the amount remaining from a previous authorization.

The following table presents information with respect to our repurchase of Havertys’ common stock during the second quarter of 2019:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – April 30	—	—	—	$16,279,813
May 1 – May 31	626,366	$18.28	626,366	$14,830,694
June 1 – June 30	378,860	$16.88	378,860	$8,437,021

Item 6. Exhibits

(a)  Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended effective May 8, 2018 (Exhibit 3.1 to our Current Report on Form 8-K dated May 10, 2018).
10.1	Amended and Restated Non-Employee Director Compensation Plan, effective as of May 17, 2019 (Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2019).
10.2	Amended and Restated Directors’ Deferred Compensation Plan, effective as of May 17, 2019 (Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2019).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019, and December 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 2, 2019	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)