Form 10-Q
period 2019-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2019-11-01
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State of incorporation)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive office)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 31, 2019, were:  Common Stock – 18,090,513; Class A Common Stock – 1,535,054.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$89,528	$71,537
Restricted cash and cash equivalents	6,632	8,272
Accounts receivable, net	1,570	1,833
Inventories	99,958	105,840
Prepaid expenses	10,476	8,106
Other current assets	6,449	6,262
Total current assets	214,613	201,850
Accounts receivable, long-term, net	204	226
Property and equipment, net	158,087	216,852
Right-of-use lease assets	183,524	—
Deferred income taxes	12,202	12,544
Other assets	9,873	8,707
Total assets	$578,503	$440,179
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,495	$19,840
Customer deposits	34,852	24,465
Accrued liabilities	41,163	39,903
Current lease liabilities	29,283	—
Current portion of lease obligations	—	4,018
Total current liabilities	132,793	88,226
Noncurrent lease liabilities	155,046	—
Lease obligations, less current portion	—	46,785
Other liabilities	21,942	30,539
Total liabilities	309,781	165,550

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2019 – 29,418; 2018 – 29,079	29,418	29,079
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2019 – 2,058; 2018 – 2,280	2,058	2,280
Additional paid-in capital	92,586	91,394
Retained earnings	293,761	282,366
Accumulated other comprehensive loss	(1,440)	(1,465)
Less treasury stock at cost – Common Stock (2019 – 11,333; 2018 – 10,300 shares) and Convertible Class A Common Stock (2019 and 2018 – 522 shares)	(147,661)	(129,025)
Total stockholders’ equity	268,722	274,629
Total liabilities and stockholders’ equity	$578,503	$440,179

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data – Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$209,320	$210,547	$588,455	$608,765
Cost of goods sold	97,301	95,175	269,796	276,689
Gross profit	112,019	115,372	318,659	332,076
Credit service charges	19	24	60	81
Gross profit and other revenue	112,038	115,396	318,719	332,157

Expenses:
Selling, general and administrative	104,161	103,185	298,824	302,942
Provision for doubtful accounts	42	34	66	58
Other (income) expense, net	(42)	713	(323)	(98)
Total expenses	104,161	103, 932	298,567	302,902

Income before interest and income taxes	7,877	11,464	20,152	29,255
Interest (income) expense, net	(292)	260	(980)	1,184

Income before income taxes	8,169	11,204	21,132	28,071
Income tax expense	2,072	2,852	5,367	7,192
Net income	$6,097	$8,352	$15,765	$20,879

Other comprehensive income
Adjustments related to retirement plan; net of tax expense of $3 and $9 in 2019 and $9 and $27 in 2018	$8	$25	$25	$75

Comprehensive income	$6,105	$8,377	$15,790	$20,954

Basic earnings per share:
Common Stock	$0.31	$0.40	$0.79	$1.00
Class A Common Stock	$0.30	$0.38	$0.74	$0.94

Diluted earnings per share:
Common Stock	$0.31	$0.39	$0.77	$0.98
Class A Common Stock	$0.30	$0.38	$0.73	$0.94

Cash dividends per share:
Common Stock	$0.20	$0.18	$0.56	$0.54
Class A Common Stock	$0.19	$0.17	$0.53	$0.51

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$15,765	$20,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,412	22,650
Share-based compensation expense	2,690	3,781
Deferred income taxes	(1,942)	(592)
Provision for doubtful accounts	66	58
Other	615	825
Changes in operating assets and liabilities:
Accounts receivable	219	550
Inventories	5,882	(4,907)
Customer deposits	10,387	2,728
Other assets and liabilities	316	6,534
Accounts payable and accrued liabilities	8,957	9,988
Net cash provided by operating activities	58,367	62,494
Cash Flows from Investing Activities:
Capital expenditures	(12,446)	(18,231)
Proceeds from sale of property and equipment	2,268	2,421
Other	—	55
Net cash used in investing activities	(10,178)	(15,755)

Cash Flows from Financing Activities:
Payments on lease obligations	—	(2,824)
Taxes on vested restricted shares	(1,328)	(1,233)
Dividends paid	(11,194)	(11,337)
Common stock repurchased	(19,316)	(14,456)
Net cash used in financing activities	(31,838)	(29,850)

Increase in cash, cash equivalents and restricted cash equivalents during the period	16,351	16,889
Cash, cash equivalents and restricted cash equivalents at beginning of period	79,809	87,606
Cash, cash equivalents and restricted cash equivalents at end of period	$96,160	$104,495

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As part of the adjustment for ASU 2016-02 effective January 1, 2019, we derecognized certain assets and liabilities associated with legacy build-to-suit arrangements and the deferred gain on previous sale leaseback transactions. Accordingly, $53.5 million of net property and equipment, $50.8 million of financing obligations, $9.3 million of other net liabilities, and $2.3 million of deferred tax assets recorded on the balance sheet as of December 31, 2018 were removed as part of our transition adjustment. Effective January 1, 2019, we recognized right-of-use lease assets totaling $177.9 million and recorded lease liabilities totaling $175.4 million. The net adjustment recorded to equity as of January 1, 2019 was a credit of $6.8 million.
Since we are not restating prior periods as part of adopting this guidance, our results in 2019 will not be directly comparable to our results for periods before 2019. Specifically, for those leases that were previously recognized on our balance sheet prior to 2019, their associated depreciation and interest expense will be characterized as rent expense. The adoption of ASU 2016-02 had an immaterial impact on our consolidated statement of income and our consolidated statement of cash flows for the nine-month period ended September 30, 2019.
NOTE C – Stockholders’ Equity

The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.

For the three months ended September 30, 2019:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at June 30, 2019	$29,418	$2,058	$91,847	$291,573	$(1,448)	$(146,188)	$267,260
Net income				6,097			6,097
Dividends declared:
Common Stock, $0.20 per share				(3,617)			(3,617)
Class A Common Stock, $0.19 per share				(292)			(292)
Acquisition of treasury stock						(1,473)	(1,473)
Amortization of restricted stock			739				739
Other comprehensive income					8		8
Balances at September 30, 2019	$29,418	$2,058	$92,586	$293,761	$(1,440)	$(147,661)	$268,722

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2019:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2018	$29,079	$2,280	$91,394	$282,366	$(1,465)	$(129,025)	$274,629
Net income				15,765			15,765
Dividends declared:
Common Stock, $0.56 per share				(10,342)			(10,342)
Class A Common Stock, $0.53 per share				(852)			(852)
Acquisition of treasury stock						(19,316)	(19,316)
Restricted stock issuances	117		(1,445)				(1,328)
Class A conversion	222	(222)					—
Amortization of restricted stock			2,690				2,690
Director’s compensation plan			(53)			680	627
Other comprehensive income					25		25
Cumulative effect adjustment				6,824			6,824
Balances at September 30, 2019	$29,418	$2,058	$92,586	$293,761	$(1,440)	$(147,661)	$268,722

For the three months ended September 30, 2018:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at June 30, 2018	$29,065	$2,289	$89,650	$292,465	$(2,094)	$(119,597)	$291,778
Net income				8,352			8,352
Dividends declared:
Common Stock, $0.18 per share				(3,452)			(3,452)
Class A Common Stock, $0.17 per share				(300)			(300)
Acquisition of treasury stock						(5,175)	(5,175)
Restricted Stock issuances	5		(76)				(71)
Class A conversion	5	(5)					—
Amortization of restricted stock			1,224				1,224
Director’s compensation plan			19			23	42
Other comprehensive income					25		25
Balances at September 30, 2018	$29,075	$2,284	$90,817	$297,065	$(2,069)	$(124,749)	$292,423

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2018:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances at December 31, 2017	$28,950	$2,290	$88,978	$287,390	$(2,144)	$(111,322)	$294,142
Net income				20,879			20,879
Dividends declared:
Common Stock, $0.54 per share				(10,436)			(10,436)
Class A Common Stock, $0.51 per share				(901)			(901)
Acquisition of treasury stock						(14,456)	(14,456)
Restricted Stock issuances	119		(1,352)				(1,233)
Class A conversion	6	(6)					—
Amortization of restricted stock			3,781				3,781
Director’s compensation plan			(590)			1,029	439
Other comprehensive income					75		75
Cumulative effect adjustment				133			133
Balances at September 30, 2018	$29,075	$2,284	$90,817	$297,065	$(2,069)	$(124,749)	$292,423

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $7.1 million at September 30, 2019 and $6.0 million at December 31, 2018 and are included in other assets. The related liabilities of the same amounts are included in other liabilities.

NOTE F – Credit Arrangement

In September 2019 we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank.  The Credit Agreement amends our credit facility to extend the maturity date to September 27, 2024 from March 31, 2021 and change certain collateral reporting requirements.  We have not had any borrowings under the facility since its origination in 2008.

The Credit Agreement is a $60.0 million revolving credit facility secured by our inventory, accounts receivable, cash, and certain other personal property. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit. Amounts available to borrow are based on the lesser of the borrowing base or the $60.0 million-line amount. The credit facility contains covenants that, among other things, limit our ability to incur certain types of debt or liens, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The covenants also limit our ability to pay dividends if unused availability is less than $12.5 million.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The borrowing base was $48.6 million at September 30, 2019, there were no outstanding letters of credit, and the net availability was $48.6 million.

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

The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$33,564	16.0%	$34,251	16.3%	$95,501	16.2%	$98,915	16.2%
Dining Room Furniture	22,836	10.9	23,728	11.3	62,698	10.7	67,483	11.1
Occasional	16,125	7.7	18,809	8.9	47,070	8.0	54,312	8.9
	72,525	34.6	76,788	36.5	205,269	34.9	220,710	36.3
Upholstery	83,619	39.9	82,360	39.1	233,797	39.7	242,629	39.9
Mattresses	25,721	12.4	23,168	11.0	68,956	11.7	64,197	10.5
Accessories and Other(1)	27,455	13.1	28,231	13.4	80,433	13.7	81,229	13.3
	$209,320	100.0%	$210,547	100.0%	$588,455	100.0%	$608,765	100.0%
(1)	Includes delivery charges and product protection.

NOTE H – Leases

We have operating leases for offices, warehouses, and certain equipment. Our leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 20 years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by lessors. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.
The table below presents the operating lease assets and liabilities recognized on the condensed consolidated balance sheet as of September 30, 2019 (in thousands):

September 30, 2019
Operating Lease Assets:
Right-of use lease assets	$183,524
Operating Lease Liabilities:
Current lease liabilities	$29,283
Non-current lease liabilities	155,046
Total operating lease liabilities	$184,329
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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2019 are:
September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	7.4 years
Weighted Average Discount Rate
Operating leases	6.69%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of September 30, 2019 (in thousands):
Operating Leases
October 1, 2019 thru December 31, 2019	$10,273
2020	39,661
2021	37,238
2022	31,842
2023	25,292
Thereafter	92,229
Total undiscounted future minimum lease payments	236,535
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(52,206)
Total operating lease liabilities	$184,329
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
Components of lease expense were as follows (in thousands):
	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$10,478	$31,171
Short-term lease cost	30	70
Variable lease cost	1,572	4,384
Total lease expense	$12,080	$35,625

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental cash flow information related to leases is as follows (in thousands):
Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,130
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,664

NOTE I – Income Taxes

Our effective tax rate for the nine months ended September 30, 2019 and 2018 was 25.4% and 25.6%, respectively. The primary difference in the effective rate and the statutory rate is due to state income taxes and additional tax expense from vested stock awards.

NOTE J – Stock Based Compensation Plan

As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2018 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the nine months ended September 30, 2019:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2018	249,142	$22.05	209,754	$21.56	57,000	$18.14
Granted/Issued	136,868	20.24	113,522	20.29	—	—
Awards vested or rights exercised(1)	(124,544)	22.32	(57,351)	18.93	—	—
Forfeited	(17,986)	21.28	(51,116)	22.45	—	—
Outstanding at September 30, 2019	243,480	$20.95	214,809	$21.38	57,000	$18.14
Exercisable at September 30, 2019	—	—	—	—	57,000	$18.14
Awards expected to vest	243,480	$20.95	144,561	$21.90	—	—

(1)	Includes shares repurchased from employees for employee’s tax liability.

The aggregate intrinsic value of outstanding restricted stock awards was $4.9 million at September 30, 2019. The restrictions on the service-based awards generally lapse or vest annually, primarily over four-year periods.

The total fair value of performance-based restricted stock awards that vested during the nine months ended September 30, 2019 was $1.4 million. The aggregate intrinsic value of outstanding performance awards at September 30, 2019 expected to vest was $2.9 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a BlackScholes pricing model. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at September 30, 2019 was $0.1 million.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and for the nine months ended September 30, 2019 and 2018 was approximately $2.7 million and $3.8 million, respectively. Forfeitures are recognized as they occur. As of September 30, 2019, the total compensation cost related to unvested equity awards was approximately $4.7 million and is expected to be recognized over a weighted-average period of 2.2 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Common:
Distributed earnings	$3,617	$3,451	$10,342	$10,436
Undistributed earnings	2,025	4,230	4,216	8,777
Basic	5,642	7,681	14,558	19,213
Class A Common earnings	455	671	1,207	1,666
Diluted	$6,097	$8,352	$15,765	$20,879

Class A Common:
Distributed earnings	$292	$300	$852	$901
Undistributed earnings	163	371	355	765
	$455	$671	$1,207	$1,666
Denominator:
Common:
Weighted average shares outstanding - basic	18,116	19,138	18,514	19,288
Assumed conversion of Class A Common Stock	1,536	1,765	1,637	1,766
Dilutive options, awards and common stock equivalents	241	327	293	354

Total weighted-average diluted Common Stock	19,893	21,230	20,444	21,408

Class A Common:
Weighted average shares outstanding	1,536	1,765	1,637	1,766

Basic earnings per share:
Common Stock	$0.31	$0.40	$0.79	$1.00
Class A Common Stock	$0.30	$0.38	$0.74	$0.94

Diluted earnings per share:
Common Stock	$0.31	$0.39	$0.77	$0.98
Class A Common Stock	$0.30	$0.38	$0.73	$0.94

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

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2019					2018
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$187.2	(6.1)%	$(12.2)	(4.7)%	$(9.2)	$199.4	(0.5)%	$(1.0)	(1.1)%	$(2.1)
Q2	191.9	(3.5)	(6.9)	(2.3)	(4.5)	198.8	1.0	1.9	1.3	2.4
Q3	209.3	(0.6)	(1.2)	(0.4)	(0.8)	210.5	1.4	2.9	2.6	5.2
Nine months ended September 30	$588.5	(3.3)%	$(20.3)	(2.4)%	$(14.5)	$608.8	0.6%	$3.9	0.9%	$5.5

Sales for the third quarter of 2019 were relatively flat compared to the 2018 period.  We encountered some difficulties in production and consistent supply from vendors as we shifted sourcing certain products to alternative facilities. Our average written ticket was up 4.7% and our custom order upholstery business grew 13.9% for the third quarter compared to the 2018 period.

Gross Profit

Gross profit for the third quarter of 2019 was 53.5%, down 130 basis points compared to the prior year period. Approximately 50% of the reduction is a result of merchandise pricing and mix as we used slightly more aggressive promotions coupled with higher product and freight costs. Tariffs and increased product costs generated a negative impact to our LIFO reserve and merchandise markdowns contributed to the remainder of the margin reduction.

Gross profit for the first nine months of 2019 was 54.2% compared to 54.6% for the same period of 2018. This reduction is due in part to merchandise pricing and mix.  There was also a negative impact from the change in the LIFO reserve of approximately $1.2 million in 2019 versus $0.3 million in 2018.

Our expectation for annual gross profit margins for 2019 is approximately 54.1%, down from 54.6%  in 2018.  This reduction is primarily due to increased product costs, the impact of LIFO, and increased promotions.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”) as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A costs as a percent of sales was 49.8% for the third quarter and 49.0% for the same period in 2018. Total SG&A dollars increased $1.0 million for the three months ended September 30, 2019 compared to the prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our SG&A costs as a percent of sales for the first nine months of the year were 50.8% and 49.8% for 2018. Total SG&A dollars decreased $4.1 million for the nine months ended September 30, 2019 compared to the prior year period.

We classify our SG&A expenses as either variable or fixed and discretionary. Our variable expenses include the costs in the selling and delivery categories and certain warehouse expenses as these amounts will generally move in tandem with our level of sales. The remaining categories and expenses are classified as fixed and discretionary because these costs do not fluctuate with sales.

The following table outlines our SG&A expenses by classification:

	Three months ended September 30,				Nine Months ended September 30,
	2019		2018		2019		2018
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$38,104	18.2%	$37,642	17.9%	$108,410	18.4%	$111,716	18.4%
Fixed and discretionary	66,057	31.6	65,543	31.1	190,414	32.4	191,226	31.4
	$104,161	49.8%	$103,185	49.0%	$298,824	50.8%	$302,942	49.8%

Our normal fixed and discretionary type expenses within SG&A costs are expected to be approximately $257.0 to $258.0 million for the full year 2019 versus $254.9 million for the same costs in 2018. The increase is largely due to higher employee compensation and benefits costs. The variable type costs within SG&A for the full year of 2019 are anticipated to be 18.4% as a percent of sales compared to 18.3% in 2018.

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

In September 2019 we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank.  The Credit Agreement amends our credit facility to extend the maturity date to September 27, 2024 from March 31, 2021 and change certain collateral reporting requirements.  The Credit Agreement provides for a $60.0 million revolving credit facility. Refer to Note F to the Notes to the Condensed Consolidated Financial Statements for additional information on our Credit Agreement. The availability at September 30, 2019 was $48.6 million and there were no borrowed amounts outstanding.

Summary of Cash Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Our cash flows provided by operating activities totaled $58.4 million in the first nine months of 2019 compared to $62.5 million for the same period of 2018. This decrease was due to less net income and less depreciation expense in 2019 versus 2018 and larger increases in other assets and liabilities in 2018 versus 2019; partly offset by larger decreases in inventories in 2019 versus increases in 2018 and larger increases in customer deposits in 2019 compared to 2018.  For additional information about the changes in our assets and liabilities, refer to our Balance Sheet Changes discussion.

Our cash flows used in investing activities totaled $10.2 million in the first nine months of 2019 versus $15.8 million for the same period of 2018. This decrease was primarily due to smaller capital expenditures in 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financing activities used cash of $31.8 million in the first nine months of 2019 compared to $29.9 million for the same period of 2018. This increase was primarily due to $4.9 million in greater common stock purchases in 2019 partly offset by the $2.9 million in lease payments in 2018 prior to adoption of ASU 2016-02.

Balance Sheet Changes for the Nine Months Ended September 30, 2019

Our balance sheet as of September 30, 2019, as compared to our balance sheet as of December 31, 2018, changed as follows:

•	decrease in inventories of $5.9 million as changes in supply chain has delayed receipt of certain goods;
•	decrease in property and equipment, net of $58.8 million primarily due to transition adjustment for ASU 2016-02 of $53.5 million;
•	increase in right-of-use lease assets of $183.5 million primarily due to transition adjustment of $177.9 million for ASU 2016-02;
•	increase in accounts payable of $7.7 million due to timing of payments;
•	increase in customer deposits of $10.4 million due to increase in undelivered sales;
•	increase of $29.3 million of current and $155.0 million of noncurrent lease liabilities primarily due to adoption of ASU 2016-02;
•	decrease of $4.0 million of current and $46.8 million of noncurrent lease obligations due to adoption of ASU 2016-02; and
•	decrease of $8.6 million of other liabilities primarily due to transition adjustment of $9.5 million for ASU 2016-02.

Store Plans and Capital Expenditures

Location	Opening (Closing) Quarter Actual or Planned	Category
Newnan, GA	Q-3-19	Open
St. Louis, MO	Q-3-19	New Market
Baton Rouge, LA	Q-4-19	Relocation

These plans combined with other changes should increase net selling space in 2019 by approximately 1.4%. Total capital expenditures are estimated to be $18.5 million in 2019 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements or obligations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to repurchase limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be repurchased or amount to be repurchased in total dollars. On August 9, 2019,  the board authorized management to repurchase up to $10.0 million of common and Class A common stock in addition to the amount remaining from a previous authorization.

The following table presents information with respect to our repurchase of Havertys’ common stock during the third quarter of 2019:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	—	—	—	$8,437,021
August 1 – August 30	82,848	$17.68	82,848	$16,972,674
September 1 – September 30	500	$18.53	500	$16,963,410
Total	83,348		83,348

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
*10.1
Second Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, and SunTrust Bank, as the Issuing Bank and Administrative Agent.

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2019, and December 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 1, 2019	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)