Form 10-K
period 2019-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2020-03-05
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻  No ⌧
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ◻  No ⌧
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No ◻
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ⌧  No ◻
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer □	Accelerated filer ⌧
Non-accelerated filer □	Smaller reporting company □
Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $313,485,685 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).
There were 17,461,695 shares of common stock and 1,531,505 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 28, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2020 are incorporated by reference in Part III.

HAVERTY FURNITURE COMPANIES, INC.
Annual Report on Form 10-K for the year ended December 31, 2019

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

We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer. We carry nationally well-known mattress product lines such as Sealy®, Tempur-Pedic®, Serta®, Stearns & Foster®,  Beautyrest Black® and Scott LivingTM in addition to our private label SkyeTM.

Our customers use varying methods to purchase or finance their sales. As an added convenience to our customers, we offer financing by third-party finance companies or through an internal revolving charge credit plan. Sales financed by the third-party providers are not Havertys’ receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. The most popular programs offered through the third-party providers for 2019 were no interest offers requiring monthly payments over periods of 18 to 36 months. The fees we pay to the third-party are included in SG&A as a selling expense. We also maintain a small in-house financing program for our customers with the offer most frequently chosen carrying no interest for 12 months and requiring equal monthly payments. This program generates very minor credit revenue and is for credit worthy customers who prefer financing with the retailer directly or who are not able to quickly establish sufficient credit with other providers on comparable terms.

The following summarizes the different purchasing methods used as a percent of amount due from customers including sales tax:

	Year Ended December 31,
	2019	2018	2017
Cash or check	6.8%	8.1%	8.8%
Credit or debit cards	60.3	59.8	59.8
Third-party financed	32.5	31.6	30.8
Havertys financed	0.4	0.5	0.6
	100.0%	100.0%	100.0%

Stores

As of December 31, 2019, we operated 121 stores serving 84 cities in 16 states with approximately 4.4 million retail square feet. Our stores range in size from 19,000 to 66,000 selling square feet with the average being approximately 35,000 square feet. We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings. The store’s curb appeal is important to the type of middle to upper-middle income consumer that we target, and our use of classical facades and attractive landscaping complements the quality and style of our merchandise. Interior details are also important for a pleasant and inviting shopping experience. We are very intentional in having open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.

We currently have no plans to expand outside our distribution footprint and there are a limited number of markets that we do not currently serve that are expansion candidates.  We are evaluating certain existing stores for relocation or closure. We do not expect an increase in our retail square footage in 2020.

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

The next stop in the purchase journey for most consumers is a visit to a store to touch, sit, and see merchandise in person. Our sales consultants also use havertys.com as a tool to further engage our customers while they are in the store. They may make their purchase in the store or opt to return home and finalize their decisions, place their orders online and set delivery. We limit online sales of our furniture to within our delivery network, and accessories to the continental United States. Our online sales for 2019 were approximately 2.4% of our total sales and the level of online sales increased 13.5% over 2018.

We believe that a direct-to-customer business complements our retail store operations by building brand awareness.

Suppliers

We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 58% of our product purchases during 2019. Most of our wood products, or “case goods,” are imported from Asia. Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.

We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers. Our direct import team works with industry designers and manufacturers in some of the best factories throughout Asia. We have dedicated quality control specialists on-site during production to ensure the items meet our specifications. Approximately 25% of our case goods sales and 10% of our upholstery sales in 2019 were generated by our direct imports.

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

OHDC
MHDC
VHDC
WDC
EDC
GCHDC
FDC
Regional Distribution Center
Home Delivery Center
Store Location

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. There has been growth in the e‑commerce channel both from internet only retailers and those with a brick-and-mortar presence. The degree and sources of brick-and-mortar retail competition varies by geographic area. We compete with numerous individual retail furniture stores as well as chains. Retail stores opened or operated by furniture manufacturers in an effort to control and protect the distribution prospects of their branded merchandise compete with us in certain markets.  Mass merchants, certain department stores, and some electronics and appliance retailers also have limited furniture product offerings.

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

Employees

Our employees are among our best investments and are critical for our success. As of December 31, 2019, we had 3,425 employees: 2,146 in individual retail store operations, 212 in our corporate and credit operations, 68 in our customer-service call centers, and 999 in our warehouse and delivery points. None of our employees is a party to any union contract.

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

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including internet only retailers, regional or independent specialty stores, dedicated franchises of furniture manufacturers and national department stores. National mass merchants and electronics and appliance retailers also have limited product offerings. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, and extension of credit to customers on terms more favorable than we offer.

Competition from any of these sources could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations.

If we fail to anticipate changes in consumer preferences, our sales may decline.

Our products must appeal to our target consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to fashion trends relating to home furnishings. If we fail to identify and respond to these changes, our sales may decline.

We import a substantial portion of our merchandise from foreign sources. This exposes us to certain risks that include political and economic conditions. In an effort to discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions and curb what are considered to be unfair trade practices, the United States imposed tariffs on goods manufactured in China. The tariffs began in September 2018 at 10% of product costs and increased to 25% on March 4, 2019. If the tariffs are increased further or new tariffs on goods produced in other countries were enacted this could adversely affect our results of operations or profitability.

Based on product costs, approximately 59% of our total furniture purchases (which exclude accessories and mattresses) in 2019 were for goods not produced domestically, of which approximately 15% were for goods produced in China. All our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such changes, if they occur, could have one or more of the following impacts:

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

We face risks associated with our overseas suppliers including, but not limited to, political or economic instability, geopolitical events, environmental events, widespread health emergencies, such as the novel coronavirus, natural disasters, or social and labor unrest.

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

A significant increase in oil and gasoline prices could adversely affect our profitability. In addition, governmental efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means. We deliver substantially all of our customers’ purchases to their homes. Our distribution system, which utilizes three DCs and multiple home delivery centers is very transportation dependent to reach the 22 states we deliver to from our stores across 16 Southern and Midwestern states.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Stores
Our retail store space at December 31, 2019 totaled approximately 4.4 million square feet for 121 stores.  The following table sets forth the number of stores we operated at December 31, 2019 by state:

State	Number of Stores	State	Number of Stores
Florida	29	Maryland	4
Texas	22	Arkansas	3
Georgia	18	Louisiana	3
North Carolina	8	Kentucky	2
Virginia	8	Missouri	2
South Carolina	6	Ohio	2
Alabama	6	Indiana	1
Tennessee	6	Kansas	1

The 39 retail locations which we owned at December 31, 2019 had a net book value for land and buildings of $74.7 million. The remaining 82 locations are leased by us with various termination dates through 2032 plus renewal options.

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

Name, age and office (at December 31, 2019) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Clarence H. Smith	69	Chairman of the Board President and Chief Executive Officer Director	2012 2002 1989	President and Chief Executive Officer
Steven G. Burdette	58	Executive Vice President, Operations	2017	Executive Vice President, Stores, 2008-2017
J. Edward Clary	59	Executive Vice President, and Chief Information Officer	2015	Senior Vice President, Distribution and Chief Information Officer 2008-2015
John L. Gill	56	Executive Vice President, Merchandising	2019	Senior Vice President, Merchandising 2018-2019; Vice President, Merchandising 2017-2018; Eastern Regional Manager 2016-2018; Vice President, Operations 2015-2017; Western Regional Manager 2005-2015
Richard B. Hare	53	Executive Vice President and Chief Financial Officer	2017	Senior Vice President, Finance, Treasurer and Chief Financial Officer of Carmike Cinemas, Inc., 2006-2016
Kelley A. Fladger	50	Senior Vice President and Chief Human Resources Officer	2019
Vice President, Human Resource Services, 2016-2019 and Chief Diversity and Inclusion Officer, 2017-2019 for Perdue Farms, Inc.;
Vice President, People Strategy and Corporate Human Resources 2014-2016 for Belk, Inc.

Rawson Haverty, Jr.	63	Senior Vice President, Real Estate and Development Director	1988 1992	Has held this position for the last five years

Name, age and office (at December 31, 2019) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Jenny Hill Parker	61	Senior Vice President, Finance, and Corporate Secretary	2010	Has held this position for the last five years
Janet E. Taylor	58	Senior Vice President, General Counsel	2010	Has held this position for the last five years
Helen B. Bautista	53	Vice President, Marketing	2019	Senior Vice President Group Account Director, 2018-2019, Vice President Group Account Director 2016-2018, Group Account Director, 2013-2016 all for Fitzco, a McCann World Group Agency.
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

Stockholders

Based on the number of individual participants represented by security position listings, there are approximately 4,405 holders of our common stock and 161 holders of our Class A common stock as of February 26, 2020.

Dividends

We have historically paid and expect to continue to pay for the foreseeable future, quarterly cash dividends on our Common Stock and Class A Common Stock. The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered. We have paid a cash dividend in each year since 1935. Our credit agreement includes covenants that may restrict our ability to pay dividends. For more information, see Note 6, “Credit Arrangements,” and Note 11, “Stockholders Equity,” in the Notes to Consolidated Financial Statements.

Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Repurchase Program
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased or amount to be purchased in total dollars. On August 9, 2019, the board authorized the Company to purchase up to $10.0 million of its common and Class A common stock after the balance of approximately $7.0 million from a previous authorization is utilized. In addition to using cash flow for profitable growth and the payment of dividends, opportunistic repurchases during periods of favorable market conditions is another way to enhance stockholder value.
The following table presents information with respect to our repurchase of Havertys’ common stock during the fourth quarter of 2019.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – October 31	—	—	—	$16,963,000
November 1 – November 30	269,429	$19.69	269,429	$11,659,000
December 1 – December 31	247,333	$20.76	247,333	$6,523,000
Total	516,762		516,762

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2014 and ended December 31, 2019. The graph assumes an initial investment of $100 on January 1, 2014 and reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Haverty Furniture Companies Inc.
Haverty Furniture Companies Inc. A
S&P SmallCap 600 Index
SIC Codes 5700-5799
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2014
2015
2016
2017
2018
2019

ASSUMES $100 INVESTED ON DEC. 31, 2014
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2019

	2014	2015	2016	2017	2018	2019

HVT	$100.00	$98.97	$117.03	$113.73	$102.35	$114.21
HVT-A	$100.00	$99.56	$116.19	$117.48	$99.68	$113.46
S&P SmallCap 600 Index	$100.00	$98.03	$124.06	$140.48	$128.56	$157.85
SIC Codes 5700-5799	$100.00	$78.43	$77.96	$97.26	$77.21	$113.51

 ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data and non-GAAP financial measures should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the “Consolidated Financial Statements and the Notes to Consolidated Financial Statements” included in Item 8 below.

	Year ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Results of Operations
Net sales	$802,291	$817,733	$819,866	$821,571	$804,870
Net sales change over prior year	(1.9)%	(0.3)%	(0.2)%	2.1%	4.7%
Comp-store sales change over prior year	(1.4)%	0.3%	(1.3)%	2.1%	2.5%
Gross profit	434,488	446,542	444,923	443,337	430,776
Percent of net sales	54.2%	54.6%	54.3%	54.0%	53.5%
Selling, general and administrative expenses(1)	407,456	404,856	402,884	399,236	384,801
Percent of net sales	50.8%	49.5%	49.1%	48.6%	47.8%
Income before income taxes(1)	28,724	40,408	43,223	45,821	45,275
Net income(1)	21,865	30,307	21,075	28,356	27,789
Share Data
Diluted earnings per share
Common Stock(1)	$1.08	$1.42	$0.98	$1.30	$1.22
Class A Common Stock	1.03	1.39	0.94	1.27	1.17
Cash dividends – amount per share:
Common Stock(2)	$0.76	$1.720	$0.540	$1.440	$0.360
Class A Common Stock(2)	$0.72	$1.630	$0.510	$1.365	$0.340
Shares outstanding (in thousands):
Common Stock	17,581	18,780	19,452	19,287	20,124
Class A Common Stock	1,531	1,757	1,767	1,818	2,032
Total shares	19,112	20,537	21,219	21,104	22,156
Financial Position
Inventories	$104,817	$105,840	$103,437	$102,020	$108,896
Capital expenditures	$16,841	$21,473	$24,465	$29,838	$27,143
Depreciation/amortization expense	20,596	29,806	30,516	29,045	25,756
Total assets	$560,072	$440,179	$461,329	$454,505	$471,251
Total debt(3)	—	50,803	54,591	55,474	53,125
Stockholders’ equity	260,503	274,629	294,142	281,871	301,739
Debt to total capital	N/A	15.6%	15.7%	16.4%	15.0%
Net cash provided by operating activities	63,419	70,392	52,457	60,054	52,232
Other Supplemental Data:
Employees	3,425	3,418	3,551	3,656	3,596
Retail sq. ft. (in thousands) at year end	4,426	4,417	4,517	4,494	4,380
Annual sales per weighted average sq. ft.	$183	$185	$185	$188	$185
Average sale per written ticket	$2,323	$2,184	$2,091	$2,048	$2,002
Due to rounding amounts may not add to totals.
(1)  Includes impairment loss of $2.4 million, or $1.8 million after tax, on a retail store in the fourth quarter of 2019 which impacted diluted earnings per share $0.09.
(2)  Includes special dividends of $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2016 and 2018.
(3)  Debt is comprised completely of lease obligations accounted for under ASC 840, prior to adoption of ASU 2016-02. See Note 1, Recently Adopted Accounting Standards in the Notes to Consolidated Financial Statements.

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

2019
Sales were slightly lower in 2019 than in 2018, falling 1.9% or $15.4 million. Our average ticket increased 6.4% but store traffic was down mid-single digits. Gross profit as a percent of net sales decreased 40 basis points to 54.2%. SG&A costs, excluding a $2.4 million impairment charge, were relatively flat but with less leverage increased 98 basis points as a percent of sales. Our pre-tax income was $28.7 million, a decrease of 29.0% or $11.7 million. Our fourth quarter results were pre-tax income of $7.6 million, down from $12.3 million in the prior year period. We made $16.8 million in important capital expenditure investments in our business and returned $44.8 million to shareholders with $15.0 million in dividends and $29.8 million in repurchases of common stock.

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

Total sales decreased $15.4 million or 1.9% in 2019 and $2.2 million or 0.3% in 2018. Comparable store sales, which includes online sales, decreased 1.4% or $11.6 million in 2019 and increased 0.3% or $2.2 million in 2018. The remaining $3.8 million in 2019 and $4.4 million in 2018 of the changes were from closed, new and otherwise non-comparable stores.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)
	December 31,
	2019			2018			2017
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$187.2	(6.1)%	(4.7)%	$199.4	(0.5)%	(1.1)%	$200.4	3.0%	1.6%
Q2	191.9	(3.5)	(2.3)	198.8	1.0	1.3	196.8	1.1	(0.2)
Q3	209.3	(0.6)	(0.4)	210.5	1.4	2.6	207.6	(1.9)	(2.9)
Q4	213.8	2.3	1.4	209.0	(2.8)	(1.6)	215.0	(2.6)	(3.5)
Year	$802.3	(1.9)%	(1.4)%	$817.7	(0.3)%	0.3%	$819.9	(0.2)%	(1.3)%

Sales in 2019 declined for the year due to severe supply-chain disruptions as we moved several product lines out of China due to the increased tariffs. Although these changes will not be fully resolved until the first quarter of 2020, we did see improvement late in the third quarter of 2019.  Revenues by product category reflected the supply-chain disruption with a drop in case goods sales. Our mattress business saw an increase of 6.5% over 2018 due to customer purchases of new higher price point offerings. We offer a number of custom upholstery items and sales in this category rose 6.8% in 2019 over 2018. Our average ticket increased 6.4% to $2,323. The average ticket for our in-home designers was $4,666 and were part of 25.3% of our sales.

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

2020 Outlook
We believe as the general economic outlook continues to improve, and consumer spending and the housing market strengthens, our business will benefit. We have an appealing online presence and upgraded stores, and we offer on-trend merchandise, knowledgeable salespeople, free in-home design service, and special order capabilities which will be important drivers for our 2020 sales results. We do not expect our retail square footage to increase in 2020.

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

Year-to-Year Comparisons
Gross profit as a percentage of net sales was 54.2% in 2019 compared to 54.6% in 2018. This decrease was driven by higher product and freight costs. Tariffs on products imported from China began in September 2018 and increased to 25% in March 2019. The use of the LIFO method generated a $1.8 million charge in 2019 versus $0.8 million in 2018. These negative impacts were partly offset by the increasing sales generated by our in‑home designers. These sales generally have a higher margin driven  by custom upholstery and accessories sales.

Gross profit as a percentage of net sales was 54.6% in 2018 compared to  54.3% in 2017. This improvement was predominately driven by our execution on product mix and pricing. The imposition of tariffs of 10.0% on products imported from China began in late September 2018. We raised the selling prices on some impacted products and worked with our suppliers to minimize cost increases.

2020 Outlook
Our expectations for 2020 are for annual gross profit margins of approximately 54.6%. This assumes no changes in tariffs for imported goods.

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

	2019		2018		2017
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$147,415	18.4%	$149,973	18.3%	$149,694	18.2%
Fixed and discretionary	260,041	32.4	254,883	31.2	253,190	30.9
	$407,456	50.8%	$404,856	49.5%	$402,884	49.1%

Year-to-Year Comparisons
Our SG&A as a percent of sales increased 130 basis points to 50.8% in 2019 from 49.5% in 2018. Our fixed and discretionary expenses increased $5.2 million or 2.0% in 2019 over 2018. This change was primarily due to an impairment loss of $2.4 million for a retail store and increases in our advertising and marketing expenses of $1.5 million. Our administrative costs rose $1.4 million driven primarily by increases in benefit costs including group medical expenses partly offset by lower incentive compensation. Our variable expenses increased slightly as a percent of sales due to higher selling costs.

Our SG&A costs as a percent of sales increased 40 basis points to 49.5% in 2018 from 49.1% in 2017. Our fixed and discretionary expenses increased $1.7 million or 0.7% in 2018 over 2017. This change was primarily due to increases in administrative costs of $1.5 million which included a $2.0 million increase in group medical expenses.  We also had increases in our advertising and marketing expenses, warehouse costs and other occupancy costs totaling $1.4 million.  These increases were partly offset by $0.7 million in lower depreciation expense and rent expense.  Our variable expenses increased slightly due to higher transportation and delivery costs.

2020 Outlook
Fixed and discretionary type expenses within SG&A are expected to be in the $265.0 to $267.0 million range for 2020. We anticipate higher advertising and marketing costs in 2020, increased compensation and incentive expense, and additional costs associated with new stores. Fixed and discretionary type expenses are expected to be at similar quarterly levels in 2020 as in 2019, as adjusted for the overall increases.

Variable costs within SG&A for 2020 are expected to be between 18.4% and 18.6% as a percent of sales.

Interest Expense

Our interest expense for the years 2018 and 2017 is primarily driven by amounts related to our lease obligations. For leases accounted for as capital and financing lease obligations under prior lease guidance, we recorded straight‑line rent expense for the land portion in occupancy costs in SG&A along with amortization on the additional asset recorded. Rental payments were recognized as a reduction of the obligations and as interest expense during 2017 and 2018. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies, Recently Adopted Accounting Pronouncements, Leases” of the Notes to Consolidated Financial Statements for information about the impact of the changes in lease accounting.

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

Our effective tax rate was 23.9% in 2019, 25.0% in 2018 and 51.2% in 2017. The 2019 and 2018 rates vary from the U.S. federal statutory rate primarily due to state income taxes. The 2017 rate is impacted by the negative effect of $5.9 million from the Tax Act.

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

At December 31, 2019, our cash, cash equivalents and restricted cash equivalents balance was $82.4 million, an increase of $2.6 million compared to December 31, 2018. This change primarily resulted from solid operating results offset by purchases of property and equipment and dividends paid to stockholders and repurchases of common stock. Additional discussion of our cash flow results, including the comparison of 2019 activity to 2018, is set forth in the Analysis of Cash Flows section.

At December 31, 2019, we had no amounts outstanding and $54.3 million available under our revolving credit facility.

Capital Expenditures
Our primary capital requirements have been focused on our stores, distribution centers, and the development of both proprietary and purchased information systems. We have successfully concluded our store remodeling program and in 2018 we completed the expansion of our Western Distribution Center.  Our capital expenditures were $16.8 million in 2019, $4.6 million less than in 2018.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year, the investments we make for the maintenance of our existing stores, and our investment in new information systems to support our key strategies. In 2020, we anticipate that our capital expenditures will be approximately $17.0 million, refer to our Store Expansion and Capital Expenditures discussion below.

Analysis of Cash Flows
The following table illustrates the main components of our cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$63,419	$70,392	$52,457
Capital expenditures	(16,841)	(21,473)	(24,465)
Free cash flow	$46,578	$48,919	$27,992
Net cash used in investing activities	$(14,571)	$(18,972)	$(21,527)
Net cash used in financing activities	$(46,255)	$(59,217)	$(14,839)
Cash flows from operating activities. During 2019, net cash provided by operating activities was $63.4 million.  The primary components of the changes in operating assets and liabilities are listed below:
•	Decrease in inventories of $1.0 million as we returned operating inventory to a more normalized level.
•	Increase in customer deposits of $5.7 million.
•	Increase in accounts payable of $8.0 million
•	Decrease in other liabilities of $7.6 million primarily due to a transition adjustment of $9.5 million to comply with ASU 2016-02.

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
Cash flows used in investing activities.  Net cash used in investing activities was $14.6 million, $19.0 million, and $21.5 million for 2019, 2018 and 2017, respectively. In each of these years, the amounts of cash used in investing activities consisted principally of capital expenditures related to store construction and improvements, distribution, and information technology projects, refer to our Store Expansion and Capital Expenditures discussion below. During 2019 and 2018, we received $2.3 million and $2.4 million, respectively, in proceeds from sales of property and equipment.  During 2017, we received approximately $2.0 million in insurance proceeds to offset costs of rebuilding and repairing two stores.

Cash flows used in financing activities. Net cash used in financing activities was $46.3 million for 2019, $59.2 million for 2018 and $14.8 million for 2017. During 2019, we spent $29.8 million for treasury stock purchases and paid $15.1 million in dividends.  During 2018, we purchased $18.7 million in treasury stock, paid $15.0 million in dividends, and paid $20.4 million as a special dividend. During 2017, we paid $11.4 million in dividends.

Long-Term Debt

In September 2019, we entered into the Second Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank.  The Credit Agreement amends our credit facility to extend the maturity date to September 27, 2024 from March 31, 2021 and changes certain collateral reporting requirements. The Credit Agreement provides for a $60.0 million revolving credit facility. Refer to Note 6,  “Credit Arrangement” of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Off-Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off-balance sheet arrangement other than operating leases and have made no financial commitments to or guarantees with respect to any unconsolidated entities or financial partnerships or special purpose entities.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of
December 31, 2019 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases(1)	$236,695	$40,228	$71,562	$46,881	$78,024
Purchase orders	98,586	98,586	—	—	—
Total contractual obligations (2)	$335,281	$138,814	$71,562	$46,881	$78,024

(1)  These amounts are for our undiscounted lease obligations recorded in our consolidated balance sheets, as lease liabilities. For additional information about our leases, refer to Note 9, “Leases” of the Notes to the Consolidated Financial Statements.

(2) The contractual obligations do not include any amounts related to retirement benefits. For additional information about our plans, refer to Note 12, “Benefit Plans” of the Notes to the Consolidated Financial Statements

Store Expansion and Capital Expenditures

We have entered new markets and made continued improvements and relocations of our store base. The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2019		2018		2017
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	3	98	1	29	3	100
Closed	2	88	5	143	3	85
Year end balances	121	4,426	120	4,418	124	4,517

The following table summarizes our store activity in 2019 and plans for 2020.

Location	Opening (Closing) Quarter Actual or Planned	Category
Atlanta, GA	Q-3-19	Open
St. Louis, MO	Q-3-19	Open – New Market
Baton Rouge, LA	Q-4-19	Relocation
Atlanta, GA	Q-4-19	Closure – Clearance Center
Atlanta, GA	Q-1-20	Closure
Myrtle Beach, FL	Q-2-20	Open – New Market
Dallas/Ft. Worth, TX	Q-3-20	Open
To be named	Q-3-20	Open – New Market
To be named	Q-3-20	Closure

These plans and other changes should keep net selling space in 2020 the same as in 2019 assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2019, 2018 and 2017 and planned outlays for 2020 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.
(Approximate in thousands)	Proposed 2020	2019	2018	2017
Stores:
New or replacement stores	$3,700	$5,700	$600	$6,300
Remodels/expansions	2,500	500	2,300	5,300
Other improvements	3,500	4,100	3,300	3,600
Total stores	9,700	10,300	6,200	15,200
Distribution	3,300	2,700	12,800	6,500
Information technology	4,000	3,800	2,500	2,800
Total	$17,000	$16,800	$21,500	$24,500

Critical Accounting Estimates and Assumptions

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to self-insurance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policy reflects our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Self-Insurance. We are self-insured for certain losses related to worker’s compensation, general liability and vehicle claims for amounts up to a deductible per occurrence. Our reserve is developed based on historical claims data and contains an actuarially developed incurred but not reported component. The resulting estimate is discounted and recorded as a liability. Our actuarial assumptions and discount rates are reviewed periodically and compared with actual claims experience and external benchmarks to ensure appropriateness. A one-percentage-point change in the actuarial assumption for the discount rate would impact 2019 expense for insurance by approximately $72,000, a 1.0% change.

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

We have never had any borrowings under our Credit Agreement. We have exposure to floating interest rates through our Credit Agreement since interest expense related to any borrowings will fluctuate with changes in LIBOR and other benchmark rates. We do not believe a 100-basis point change in interest rates would have a significant adverse impact on our operating results or financial position.

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
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2019.
Attestation Report of the Independent Registered Public Accounting Firm. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2019, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 5, 2020 expressed an unqualified opinion on those financial statements.
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
March 5, 2020

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

We provide some information about our executive officers in Part I of this report under the heading “Executive Officers and Certain Significant Employees of the Registrant.” The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board and Committees” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2020 Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information contained in our 2020 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2020 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership of Company Stock by Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2020 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Fees and Related Matters” in our 2020 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   (1)  Financial Statements. The following documents are filed as part of this report:

Consolidated Balance Sheets – December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

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

Exhibit No.	Exhibit
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).
3.2	By-Laws of Haverty Furniture Companies, Inc., as amended and restated effective May 8, 2018 (Exhibit 3.1 to our Current Report on Form 8-K dated May 10, 2018).
*4.1	Description of Securities of the Registrant.
10.1
Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011 (Exhibit 10.1 to our 2011 Third Quarter Form 10-Q).  First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016 (Exhibit 10.1 to our 2016 First Quarter Form 10‑Q); Second Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, and SunTrust Bank, as the Issuing Bank and Administrative Agent (Exhibit 10.1 to our 2019 Third Quarter Form 10-Q).

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

+10.3
2004 Long-Term Incentive Plan effective as of May 10, 2004 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-120352; Amendment No. One to our 2004 Long-Term Incentive Plan effective as of May 9, 2011 (Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-176100).

+10.4
2014 Long-Term Incentive Plan effective as of May 12, 2014 (Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-197969); Amendment No. One to our 2014 Long-Term Incentive Plan effective June 1, 2018 (Exhibit 10.1 to our Current Report on Form 8-K dated April 10, 2018).

+10.5	Amended and Restated Non-Employee Director Compensation Plan, effective as of May 17, 2019 (Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2019).
+10.6	Amended and Restated Directors’ Deferred Compensation Plan, effective as of May 17, 2019 (Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2019.
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

+10.15	Form of Employee Agreement dated September 19, 2018 (Exhibit 10.1 to our 2018 Third Quarter Form 10-Q).
+10.16	Restricted Stock Agreement dated September 19, 2018 (Exhibit 10.1 to our Current Report on Form 8-K dated September 21, 2018).
+10.17
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 29, 2020).

+10.18	Form of Restrictive Covenant Agreement (Exhibit 10.4 to our Current Report on Form 8-K dated January 29, 2020).
10.19
Lease Agreement dated July 26, 2001; Amendment No. 1 dated November 2001 and Amendment No. 2 dated July 29, 2002 between Haverty Furniture Companies, Inc. as Tenant and John W. Rooker, LLC as Landlord (Exhibit 10.1 to our 2002 Third Quarter Form 10-Q).  Amendment No. 3 dated July 29, 2005 and Amendment No. 4 dated January 22, 2006 between Haverty Furniture Companies, Inc. as Tenant and ELFP Jackson, LLC as successor in interest to John W. Rooker, LLC as Landlord (Exhibit 10.15.1 to our 2006 Form 10-K). Fifth Amendment entered into as of December 3, 2018 to Lease Agreement dated July 26, 2001, as amended by and between 1090 Broadway Avenue Distribution Investors, LLC, as successor in interest to ELFP Jackson, LLC as Landlord and Haverty Furniture Companies, Inc., as Tenant. (Exhibit 10.21.1 to our 2018 Form 10-K).

10.20	Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).
10.21	Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).
10.22
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

*21	Subsidiaries of Haverty Furniture Companies, Inc.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit No.	Exhibit
*101
The following financial information from our Report on Form 10-K for the year ended December 31 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for the years ended  December 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2019, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

Item 16.  Form 10-K Summary
Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2020.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 5, 2020.

/s/ CLARENCE H. SMITH	/s/ RICHARD B. HARE
Clarence H. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ L. ALLISON DUKES	/s/ MYLLE H. MANGUM
L. Allison Dukes Director	Mylle H. Mangum Director

/s/ JOHN T. GLOVER	/s/ VICKI R. PALMER
John T. Glover Lead Director	Vicki R. Palmer Director

/s/ RAWSON HAVERTY, JR.	/s/ G. THOMAS HOUGH
Rawson Haverty, Jr. Director	G. Thomas Hough Director

/s/ AL TRUJILLO
Al Trujillo Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Atlanta, Georgia
March 5, 2020

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$75,739	$71,537
Restricted cash equivalents	6,663	8,272
Accounts receivable, net	1,527	1,833
Inventories	104,817	105,840
Prepaid expenses	7,652	8,106
Other current assets	8,125	6,262
Total current assets	204,523	201,850
Accounts receivable, long-term, net	195	226
Property and equipment, net	156,534	216,852
Right-of-use lease assets	175,474	—
Deferred income taxes	13,198	12,544
Other assets	10,148	8,707
Total assets	$560,072	$440,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,830	$19,840
Customer deposits	30,121	24,465
Accrued liabilities	39,654	39,903
Current lease liabilities	29,411	—
Current portion of lease obligations	—	4,018
Total current liabilities	127,016	88,226
Noncurrent lease liabilities	149,594	—
Lease obligations, less current portion	—	46,785
Other liabilities	22,959	30,539
Total liabilities	299,569	165,550
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2019 – 29,431; 2018 – 29,079	29,431	29,079
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2019 – 2,054; 2018 – 2,280	2,054	2,280
Additional paid-in capital	93,208	91,394
Retained earnings	295,999	282,366
Accumulated other comprehensive income (loss)	(2,087)	(1,465)
Less treasury stock at cost – Common Stock (2019 – 11,850; 2018 – 10,300) and Convertible Class A Common Stock (2019 and 2018 – 522)	(158,102)	(129,025)
Total stockholders’ equity	260,503	274,629
Total liabilities and stockholders’ equity	$560,072	$440,179

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Net sales	$802,291	$817,733	$819,866
Cost of goods sold	367,803	371,191	374,943
Gross profit	434,488	446,542	444,923
Credit service charges	79	103	161
Gross profit and other revenue	434,567	446,645	445,084

Expenses:
Selling, general and administrative	407,456	404,856	402,884
Provision for doubtful accounts	90	68	224
Other income, net	(416)	(110)	(3,358)
Total expenses	407,130	404,814	399,750

Income before interest and income taxes	27,437	41,831	45,334
Interest (income) expense, net	(1,287)	1,423	2,111
Income before income taxes	28,724	40,408	43,223
Income tax expense	6,859	10,101	22,148
Net income	$21,865	$30,307	$21,075
Other comprehensive (loss) income, net of tax:
Defined benefit pension plan adjustments; net of tax expense (benefit) of $(238), $226 and $(105)	$(622)	$679	$(314)

Comprehensive income	$21,243	$30,986	$20,761

Basic earnings per share:
Common Stock	$1.10	$1.45	$1.00
Class A Common Stock	$1.04	$1.39	$0.95

Diluted earnings per share:
Common Stock	$1.08	$1.42	$0.98
Class A Common Stock	$1.03	$1.39	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2019		2018		2017
	Shares	Dollars	Shares	Dollars	Shares	Dollars
COMMON STOCK:
Beginning balance	29,079	$29,079	28,950	$28,950	28,793	$28,793
Conversion of Class A Common Stock	226	226	10	10	50	50
Stock compensation transactions, net	126	126	119	119	107	107
Ending balance	29,431	29,431	29,079	29,079	28,950	28,950
CLASS A COMMON STOCK:
Beginning balance	2,280	2,280	2,290	2,290	2,340	2,340
Conversion to Common Stock	(226)	(226)	(10)	(10)	(50)	(50)
Ending balance	2,054	2,054	2,280	2,280	2,290	2,290
TREASURY STOCK:
Beginning balance (includes 522,410 shares Class A Stock for each of the years presented; remainder are Common Stock)	(10,822)	(129,025)	(10,020)	(111,322)	(10,028)	(111,412)
Directors’ Compensation Plan	55	680	88	1,029	8	90
Purchases	(1,605)	(29,757)	(890)	(18,732)	—	—
Ending balance	12,372	(158,102)	(10,822)	(129,025)	(10,020)	(111,322)
ADDITIONAL PAID-IN CAPITAL:
Beginning balance		91,394		88,978		86,273
Stock option and restricted stock issuances		(1,568)		(1,352)		(1,662)
Directors’ Compensation Plan		(53)		(590)		549
Stock-based compensation		3,435		4,358		3,818
Ending balance		93,208		91,394		88,978
RETAINED EARNINGS:
Beginning balance		282,366		287,390		277,707
Impact of adoption of new accounting pronouncement		6,824		133		—
Net income		21,865		30,307		21,075
Cash dividends (Common Stock: 2019 - $0.76; 2018 – $1.72; and 2017 – $ 0.54; per share Class A Common Stock: 2019 - $0.72; 2018 – $1.63 and 2017- $0.51 per share)		(15,056)		(35,464)		(11,392)
Ending balance		295,999		282,366		287,390

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning balance		(1,465)		(2,144)		(1,830)
Pension liabilities adjustment, net of taxes		(622)		679		(314)
Ending balance		(2,087)		(1,465)		(2,144)
TOTAL STOCKHOLDERS’ EQUITY		$260,503		$274,629		$294,142
The accompanying notes are an integral part of these consolidated financial statements

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,865	$30,307	$21,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,596	29,806	30,516
Net loss on asset impairment	2,415	—	—
Stock-based compensation	3,435	4,358	3,818
Deferred income taxes	(2,691)	(439)	5,559
Provision for doubtful accounts	90	68	224
Gain on insurance recovery	—	(307)	(2,848)
Proceeds from insurance recovery received for business interruption and destroyed inventory	—	266	2,867
Other	616	863	82
Changes in operating assets and liabilities:
Accounts receivable	247	535	1,820
Inventories	1,023	(2,403)	(2,112)
Customer deposits	5,656	(3,348)	2,890
Other assets and liabilities	1,586	9,196	(932)
Accounts payable and accrued liabilities	8,581	1,490	(10,502)
Net Cash Provided by Operating Activities	63,419	70,392	52,457
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,841)	(21,473)	(24,465)
Proceeds from sale of property and equipment	2,270	2,446	951
Proceeds from insurance for destroyed property and equipment	—	55	1,987
Net Cash Used in Investing Activities	(14,571)	(18,972)	(21,527)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under revolving credit facilities	—	—	—
Payments of borrowings under revolving credit facilities	—	—	—
Net change in borrowings under revolving credit facilities	—	—	—
Construction allowance receipts	—	—	1,590
Payments on lease obligations	—	(3,788)	(3,482)
Dividends paid	(15,056)	(35,464)	(11,392)
Common stock repurchased	(29,757)	(18,732)	—
Taxes on vested restricted shares	(1,442)	(1,233)	(1,555)
Net Cash Used in Financing Activities	(46,255)	(59,217)	(14,839)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash Equivalents	2,593	(7,797)	16,091
Cash, Cash Equivalents and Restricted Cash Equivalents at Beginning of Year	79,809	87,606	71,515
Cash and Cash Equivalents and Restricted Cash Equivalents at End of Year	$82,402	$79,809	$87,606

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We have 121 showrooms in 16 states at December 31, 2019. All of our stores are operated using the Havertys name and we do not franchise our stores.  We offer financing through third-party finance companies as well as an internal revolving charge credit plan.

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

Recently Adopted Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 which amended various aspects of existing guidance for leases including FASB’s Accounting Standards Codification (ASC) Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between ASU 2016-02 and previous U.S. GAAP is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. As a result, we have recognized a liability representing our lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term on the balance sheet. We adopted the requirements of the new lease standard effective January 1, 2019 using the modified retrospective method and have not restated comparative periods.

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
The cumulative effect of the significant changes made to our consolidated January 1, 2019 balance sheet for the adoption of the new standard were as follows:
(in thousands)	Balance at December 31, 2018	Adjustments for New Standard	Balance at January 1, 2019
Property and income, net	$216,852	$(53,519)	$163,333
Right-of-use lease assets	—	177,868	177,868
Deferred income taxes - asset	12,544	(2,275)	10,269
Lease liabilities	—	175,377	175,377
Lease obligations	50,803	(50,803)	—
Other liabilities	30,539	(9,470)	21,069
Retained earnings	282,366	6,824	289,190

Since we are not restating prior periods as part of adopting this guidance, our results in 2019 are not directly comparable to our results for periods before 2019. Specifically, for those leases that were previously recognized on our balance sheet prior to 2019, their associated depreciation and interest expense will be characterized as rent expense. The adoption of ASU 2016-02 had an immaterial impact on our consolidated statement of income and our consolidated statement of cash flows for the year ended December 31, 2019.

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

Property and Equipment:
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements and buildings under lease are amortized over the shorter of the estimated useful life or the lease term of the related asset. Amortization of buildings under lease is included in depreciation expense. See Recently Adopted Accounting Pronouncements, Leases above.

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

Revenue Recognition:
On January 1, 2018, we adopted ASU 2014-09, Revenue - Revenue from Contracts with Customers (ASC Topic 606).

Fiscal 2018 and Subsequent Periods. We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. The liability for sales returns, including the impact on gross profit, is estimated based on historical return levels and recognized at the transaction price. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.  When we receive payment from customers before delivery of merchandise, the amount received is recorded as a customer deposit.

Net sales also includes amounts generated by product protection plans. We act as an agent for these sales and the service is provided by a third-party. Revenue, net of related costs, is recognized at the time the covered merchandise is delivered to the customer. We do not sell gift cards or have a loyalty program.

We finance less than 1% of sales.  We do not adjust the promised consideration for the effects of a significant financing component since receivables from financed sales are typically paid within one year of delivery.

We expense sales commissions within SG&A at the time revenue is recognized because the amortization period would be one year or less.  We do not disclose the value of unsatisfied performance obligations because delivery is made within one year of the customer purchase.

Fiscal 2017. We recognize revenue from merchandise sales and related service fees, net of estimated returns and sales tax, at the time the merchandise is delivered to the customer. The liability for sales returns, including the impact to gross profit, is estimated based on historical return levels. Net sales also includes revenue generated by sales of product protection plans. We act as an agent for these sales and the service is provided by a third-party. Revenue is recognized at the time the covered merchandise is delivered to the customer. When we receive payment from customers before delivery of merchandise, the amount received is recorded as a customer deposit.

Cost of Goods Sold:
Our cost of goods sold includes the direct costs of products sold, warehouse handling and transportation costs.

Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $77,668,000, $80,383,000 and $77,368,000 in 2019, 2018 and 2017, respectively.

Leases:
Fiscal 2019. We determine if an arrangement contains a lease in whole or in part at the inception of the contract. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. All leases greater than 12 months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide the information required to determine the implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable.

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases that have a term of 12 months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or a liability.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, primarily related to real estate and we account for the lease and non-lease components as a single lease component.  See Note 9, "Leases," for additional information.

Fiscal 2018 and 2017. In the case of certain leased stores, we may be deemed the “owner” for accounting purposes during the construction period and are required to capitalize the total fair market value of the portion of the leased property we use, excluding land, on our consolidated balance sheet. Following construction completion, we perform an analysis under ASC 840, Leases, to determine if we can apply sale-leaseback accounting. We have determined that each of the leases remaining on our consolidated balance sheet did not qualify for such accounting treatment.  In conjunction with these leases, we also record financing obligations equal to the landlord reimbursements and fair market value of the assets. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense. Depreciation expense is also recognized on the leased asset.

Certain of our operating leases contain predetermined fixed escalations of the minimum rentals during the term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties, and record the difference between the amounts charged to operations and amounts paid as accrued liabilities. The liability for deferred escalating minimum rent approximated $7,608,000 at December 31, 2018. Any operating lease incentives we receive are deferred and subsequently amortized on a straight-line basis over the life of the lease as a reduction of rent expense. The liability for lease incentives approximated $1,209,000 at December 31, 2018.

Advertising Expense:
Advertising costs, which include television, radio, newspaper, digital, and other media advertising, are expensed upon first showing. The total amount of prepaid advertising costs included in other current assets was approximately $181,000 and $746,000 at December 31, 2019 and 2018, respectively. We incurred approximately $49,724,000, $48,315,000 and $47,921,000 in advertising expense during 2019, 2018 and 2017, respectively.

Interest (Income) Expense, net:
Interest income is generated by our cash equivalents and restricted cash equivalents. Interest expense is comprised of amounts incurred related to our debt and lease obligations recorded on our balance sheet. The total amount of interest expense was approximately $152,000, $2,451,000 and $2,512,000 during 2019, 2018 and 2017, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and miscellaneous income or expense items outside of core operations. The sale of former retail locations and other operating assets generated losses of $425,000 in 2018 and gains of $525,000 in 2017. During 2017 we also recorded $2,851,000 in gains from insured losses related to store damage, including property losses from Hurricane Irma.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. We are primarily self-insured for employee group health care claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities. These reserves totaled $7,802,000 and $8,933,000 at December 31, 2019 and 2018, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature. The assets that are related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $7,540,000 and $5,995,000 at December 31, 2019 and 2018, respectively, and are included in other assets. The related liability of the same amount is included in other liabilities.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. We evaluate right-of-use assets at the same level and exclude operating lease liabilities when evaluating for impairment. When evaluating assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the store’s assets’ estimated fair value, which is determined on the basis of fair value for similar assets or discounted future cash flows. If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value. An impairment loss of $2,415,000 for a retail store was recorded during the fourth quarter of 2019 and no impairment losses were recorded in 2018 or 2017.

Earnings Per Share:
We report our earnings per share using the two-class method. The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 15 for the computational components of basic and diluted earnings per share.

Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) (“AOCI”), net of income taxes, was comprised of unrecognized retirement liabilities totaling approximately $2,087,000 and $1,465,000 at December 31, 2019 and 2018, respectively. See Note 13 for the amounts reclassified out of AOCI to SG&A expense related to our supplemental executive retirement plan.

Recently Issued Accounting Pronouncements:
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We considered the applicability and impact of all ASUs. We assessed and determined none were either applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Note 2, Revenues and Segment Reporting

The following table presents our revenues disaggregated by each major product category and service for each of the last three years (dollars in thousands, amounts and percentages may not always add due to rounding):

	Year Ended December 31,
	2019		2018		2017
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$127,500	15.9%	$131,673	16.1%	$132,484	16.2%
Dining Room Furniture	88,877	11.1	92,865	11.4	92,921	11.3
Occasional	65,565	8.2	72,193	8.8	75,909	9.2
	281,942	35.1	296,731	36.3	301,314	36.7
Upholstery	321,024	40.0	326,114	39.9	330,340	40.3
Mattresses	90,583	11.3	85,055	10.4	88,311	10.8
Accessories and Other (1)	108,742	13.6	109,833	13.4	99,901	12.2
	$802,291	100.0%	$817,733	100.0%	$819,866	100.0%

(1)  Includes delivery charges and product protection.

Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns. We record estimated refunds for sales returns on a gross basis and the carrying value of the return asset is presented separately from inventory. Estimated return inventory of $765,000 and $730,000 at December 31, 2019 and 2018, respectively, is included in the line item “Other current assets” and the estimated refund liability of $2,023,000 and $1,950,000 at December 31, 2019 and 2018, respectively, is included in the line item “Accrued liabilities” on the Consolidated Balance Sheets.

We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $30,121,000 and $24,465,000 at December 31, 2019 and December 31, 2018, respectively. Of the customer deposit liabilities at December 31, 2018, approximately $24,389,000 has been recognized through net sales in the twelve months ended December 31, 2019.

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $34,580,000, $34,405,000 and $25,728,000 were charged to customers in 2019, 2018 and 2017, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $39,796,000, $40,236,000 and $39,582,000 in 2019, 2018 and 2017, respectively.

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

Note 3, Accounts Receivable:

Amounts financed under our in-house credit programs, as a percent of net sales including sales tax, were approximately 0.4% in 2019, 0.5% in 2018 and 0.6% in 2017. The credit program selected most often by our customers is “12 months no interest with equal monthly payments.”  The terms of the other programs vary as to payment terms (30 days to three years) and interest rates (0% to 21%). The receivables are collateralized by the merchandise sold.

Accounts receivable balances resulting from certain credit promotions have scheduled payment amounts which extend beyond one year. These receivable balances have been historically collected earlier than the scheduled dates. The amounts due per the scheduled payment dates approximate as follows: $1,641,000 in 2020, $184,000 in 2021, $37,000 in 2022 and $20,000 in 2023 for receivables outstanding at December 31, 2019.

Accounts receivable are shown net of the allowance for doubtful accounts of approximately $160,000 and $175,000 at December 31, 2019 and 2018, respectively. We provide an allowance utilizing a methodology which considers the balances in problem and delinquent categories of accounts, historical write-offs, existing economic conditions and management judgment. We assess the adequacy of the allowance account at the end of each quarter.  Interest assessments are continued on past-due accounts but no “interest on interest” is recorded. Delinquent accounts are generally written off automatically after the passage of nine months without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of a discharged bankruptcy or other circumstances that make further collections unlikely.

We believe that the carrying value of existing customer receivables, net of allowances, approximates fair value because of their short average maturity. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our account base and their dispersion across 16 states.

Note 4, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $21,758,000 and $19,947,000 at December 31, 2019 and 2018, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $1,811,000 in 2019, $770,000 in 2018, and $1,231,000 in 2017.  During 2019 and 2018, there were liquidations of LIFO inventory layers. The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold by immaterial amounts.  We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 5, Property and Equipment:

Property and equipment are summarized as follows:
(In thousands)	2019	2018
Land and improvements	$44,044	$44,541
Buildings and improvements	243,386	273,633
Furniture and fixtures	83,801	86,235
Equipment	52,687	51,833
Buildings under lease	—	56,902
Construction in progress	497	404
	424,415	513,548
Less accumulated depreciation	(267,881)	(274,078)
Less accumulated lease amortization	—	(22,618)
Property and equipment, net	$156,534	$216,852

See Note 1, Recently Adopted Accounting Principles, Leases.

Note 6, Credit Arrangement:

In September 2019 we entered into the Second Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank.  The Credit Agreement amends our credit facility to extend the maturity date to September 27, 2024 from March 31, 2021 and change certain collateral reporting requirements.  We have not had any borrowings under the facility since its origination in 2008.

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

The borrowing base was $54.3 million at December 31, 2019 and there were no outstanding letters of credit, accordingly, the net availability was $54.3 million.

Note 7, Accrued Liabilities and Other Liabilities:
Accrued liabilities and other liabilities consist of the following:

(In thousands)	2019	2018
Accrued liabilities:
Employee compensation, related taxes and benefits	$12,405	$12,628
Taxes other than income and withholding	8,483	8,700
Self-insurance reserves	5,346	6,143
Other	13,420	12,432
	$39,654	$39,903
Other liabilities:
Straight-line lease liability	$—	$7,608
Self-insurance reserves	2,456	2,790
Other	20,503	20,141
	$22,959	$30,539

Note 8, Income Taxes:

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

We remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 25%. At December 31, 2017, we recorded an additional expense of $5,868,000 for the effects on our existing deferred tax balances related to the remeasurement of our deferred tax balance.

Income tax expense (benefit) consists of the following:
(In thousands)	2019	2018	2017
Current
Federal	$7,701	$8,422	$14,239
State	1,849	2,118	2,350
	9,550	10,540	16,589
Deferred
Federal	(2,217)	(232)	5,829
State	(474)	(207)	(270)
	(2,691)	(439)	5,559
	$6,859	$10,101	$22,148

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2019	2018	2017
Statutory rates applied to income before income taxes	$6,032	$8,486	$15,129
State income taxes, net of Federal tax benefit	1,149	1,616	1,306
Net permanent differences	228	220	95
Other	(132)	(221)	(250)
Leases	(418)	—	—
Tax Act, net impact	—	—	5,868

	$6,859	$10,101	$22,148

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2019	2018
Deferred tax assets:
Accounts receivable	$545	$530
Property and equipment	10,517	7,584
Lease Liabilities	44,751	—
Leases	—	4,135
Accrued liabilities	9,386	8,172
Retirement benefits	504	266
Other	50	56
Total deferred tax assets	65,753	20,743

Deferred tax liabilities:
Inventory related	7,912	7,649
Right-of-use lease assets	44,152	—
Other	491	550
Total deferred tax liabilities	52,555	8,199
Net deferred tax assets	$13,198	$12,544

We review our deferred tax assets to determine the need for a valuation allowance. Based on evidence, we conclude that it is more-likely-than-not that our deferred tax assets will be realized and therefore a valuation allowance is not required.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2015.

Uncertain Tax Positions
Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense.  No amounts for uncertain tax positions were recorded for the years currently open under statute of limitations.

Note 9 – Leases

We have operating leases for offices, warehouses, and certain equipment. Our leases have remaining lease terms of between 1 year and 14 years, some of which include options to extend the leases for up to 20 years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by lessors. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.
As of December 31, 2019, we have entered into two leases for additional retail locations which have not yet commenced.  Neither of these locations are under construction.
The table below presents the operating lease assets and liabilities recognized on the consolidated balance sheet as of December 31, 2019 (in thousands):

December 31, 2019
Operating Lease Assets:
Right-of use lease assets	$175,474
Operating Lease Liabilities:
Current lease liabilities	$29,411
Non-current lease liabilities	149,594
Total operating lease liabilities	179,005

Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease. We used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.
The weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2019 are:

December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	7.2 years
Weighted Average Discount Rate
Operating leases	6.61%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2019 (in thousands):

Operating Leases
2020	$40,228
2021	38,479
2022	33,083
2023	26,532
2024	20,349
Thereafter	78,024
Total undiscounted future minimum lease payments	236,695
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(57,690)
Total operating lease liabilities	$179,005

Certain of our lease agreements for retail stores include variable lease payments, generally based on sales volume.  The variable portion of payments are not included in the initial measurement of the right‑of-use asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. Certain of our equipment lease agreements include variable lease costs, generally based on usage of the underlying asset (mileage, fuel, etc.). The variable portion of payments are not included in the initial measurement of the right-of-use asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred.
Components of lease expense for the year ended December 31 were as follows:
(in thousands)	2019
Operating lease cost	$41,681
Short-term lease cost	90
Variable lease cost	5,653
Total lease expense	$47,424

Supplemental cash flow information related to leases for the year ended December 31 is as follows:
(In thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,403
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,888

Future minimum lease payments for operating leases accounted for under ASC 840 “Leases,” with remaining non-cancelable terms in excess of one year were as follows at December 31, 2018:

(In thousands)	Operating Leases
2019	$29,912
2020	28,123
2021	25,923
2022	20,484
2023	14,740
Subsequent to 2024	48,941
Total minimum lease payments	$168,123

For leases accounted for under ASC 840, step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Landlord allowances for capital improvements have not been significant but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases consisted of the following for the years ended December 31:

(In thousands)	2018	2017
Property
Minimum	$27,124	$27,543
Additional rentals based on sales	22	21
Sublease income	(130)	(90)
	27,016	27,474
Equipment	3,029	3,084
	$30,045	$30,558

Note 10, Long-Term Debt and Lease Obligations:

Long-term debt and lease obligations are summarized as follows:

(In thousands)	2019	2018
Revolving credit notes (a)	$—	$—
Lease obligations (b)	—	50,803
	—	50,803
Less portion classified as current	—	(4,018)
	$—	$46,785

(a)  We have a revolving credit agreement as described in Note 6.
(b)  These obligations are related to properties under lease with aggregate net book values of approximately $34,284,000 at December 31, 2018.

Note 11, Stockholders’ Equity:

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

      A special cash dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock was paid in the fourth quarter of 2018. Total dividends paid on Common Stock were $13,913,000, $32,595,000 and $10,473,000 in 2019, 2018 and 2017, respectively. Total dividends paid on Class A Common Stock were $1,143,000, $2,869,000 and $919,000 in 2019, 2018 and 2017, respectively.

Note 12, Benefit Plans:

We have a non-qualified, non-contributory supplemental executive retirement plan (the “SERP”) for employees whose retirement benefits are reduced due to their annual compensation levels. The SERP provides annual benefits amounting to 55% of final average earnings less benefits payable from Social Security benefits and our former pension plan which was settled in 2014. The SERP limits the total amount of annual retirement benefits that may be paid to a participant from all sources (former pension plan, Social Security and the SERP) to $125,000. The SERP is not funded so we pay benefits directly to participants. The SERP was frozen as of December 31, 2015 and no additional benefits have been accrued after that date.

The following table summarizes information about our SERP.
(In thousands)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of the year	$7,394	$8,199
Interest cost	315	290
Actuarial losses (gains)	906	(769)
Benefits paid	(316)	(326)
Benefit obligation at end of year	8,299	7,394
Change in plan assets:
Employer contribution	316	326
Benefits paid	(316)	(326)
Fair value of plan assets at end of year	—	—
Funded status of the plan – (underfunded)	$(8,299)	$(7,394)
Accumulated benefit obligations	$8,299	$7,394

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2019	2018
Current liabilities	$(406)	$(366)
Noncurrent liabilities	(7,893)	(7,028)
	$(8,299)	$(7,394)

The net actuarial loss recognized in accumulated other comprehensive income (loss) before the effect of income taxes was $1,923,000 in 2019 and $1,063,000 in 2018.

Net pension cost included the following components:

	SERP
(In thousands)	2019	2018	2017
Interest cost on projected benefit obligation	$315	$290	$321
Amortization of actuarial loss	46	136	90
Net pension costs	$361	$426	$411

Assumptions
We use a measurement date of December 31 for our SERP plan. Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	SERP
	2019	2018	2017
Discount rate	4.36%	3.68%	4.30%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine benefit obligations at December 31 for the SERP are as follows:

	2019	2018
Discount rate	3.29%	4.36%
Rate of compensation increase	n/a	n/a

Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years.  These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2019.

(In thousands)	2020	2021	2022	2023	2024	2025-2029
Benefit Payments	$406	$435	$434	$427	$434	$2,668

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute. We match employee contributions 100% of the first 4% contributed by participants and in 2018 made an additional discretionary contribution. We expensed employer contributions of approximately $5,173,000, $4,770,000 and $3,932,000 in 2019, 2018 and 2017, respectively.

We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note  13, Accumulated Other Comprehensive Income (loss):

The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive income (loss) on our Consolidated Balance Sheets to the Consolidated Statements of Comprehensive Income:
	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning balance	$(1,465)	$(2,144)	$(1,830)
Other comprehensive income (loss)
Defined benefit pension plan:
Net gain (loss) during year	(906)	769	(509)
Amortization of net loss(1)	46	136	90
	(860)	905	(419)
Tax expense (benefit)	(238)	226	(105)
Total other comprehensive income (loss)	(622)	679	(314)
Ending balance	$(2,087)	$(1,465)	$(2,144)

(1)  These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.

Note 14, Stock-Based Compensation Plans:

We have issued and outstanding awards under two employee compensation plans, the 2014 Long Term Incentive Plan (the “2014 LTIP Plan”) and the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”). No new awards may be granted under the 2004 LTIP Plan. Grants of stock-settled appreciation rights, restricted units, and performance units have been made to certain officers and key employees. All equity awards are settled in shares of Common Stock. As of December 31, 2019, approximately 560,000 shares were available for awards and options under the 2014 LTIP Plan.

The following table summarizes our equity award activity during the years ended December 31, 2019, 2018, and 2017:
	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units (#)	Weighted-Average Award Price($)	Shares or Units(#)	Weighted-Average Award Price ($)	Rights(#)	Weighted-Average Award Price($)
Outstanding at December 31, 2016	249,706	21.22	147,614	22.35	100,875	18.14
Granted/Issued	135,986	21.99	63,396	22.04	—
Awards vested or rights exercised	(128,691)	20.73	(28,715)	27.81	(43,875)	18.14
Forfeited	(2,511)	21.38	(2,521)	20.60	—
Outstanding at December 31, 2017	254,490	21.88	179,774	21.42	57,000	18.14
Granted/Issued	141,722	22.73	103,940	22.95	—	—
Awards vested or rights exercised	(132,872)	22.45	(48,661)	24.10	—	—
Forfeited	(14,198)	21.94	(25,299)	21.40	—	—
Outstanding at December 31, 2018	249,142	22.05	209,754	21.56	57,000	18.14
Granted/Issued	137,768	20.24	113,522	20.29	—	—
Awards vested or rights exercised	(133,364)	22.27	(57,351)	18.93	(49,500)	18.14
Forfeited	(18,736)	21.25	(51,116)	22.45	—	—
Outstanding at December 31, 2019	234,810	20.93	214,809	21.38	7,500	18.14
Exercisable at December 31, 2019	—	—	—	—	7,500	18.14
Restricted units expected to vest	234,810	20.93	136,668	21.99	—	—
Exercisable at December 31, 2018	—	—	—	—	57,000	18.14
Exercisable at December 31, 2017	—	—	—	—	57,000	18.14

The total fair value of service-based restricted stock awards that vested in 2019, 2018 and 2017 was approximately $2,491,000, $2,594,000 and $3,294,000, respectively. The aggregate intrinsic value of outstanding restricted stock awards was $4,734,000 at December 31, 2019. The restrictions on the service-based awards generally lapse or vest annually, primarily over four-year periods.

The total fair value of performance-based restricted stock awards that vested in 2019, 2018 and 2017 was approximately $1,389,000, $988,000 and $678,000, respectively. The aggregate intrinsic value of outstanding performance awards at December 31, 2019 expected to vest was $2,755,000. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a Black‑Scholes pricing model. The aggregate intrinsic value of vested and outstanding stock-settled appreciation rights at December 31, 2019 was approximately $15,000. The total intrinsic value of stock-settled appreciation rights exercised was approximately $107,000 in 2019 and $284,000 in 2017.

The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $3,435,000, $4,358,000 and $3,818,000 in 2019, 2018 and 2017, respectively. Forfeitures are recognized as they occur. The tax expense (benefit) recognized related to all awards was approximately $98,000, $143,000 and $(192,000) in 2019, 2018, and 2017, respectively. As of December 31, 2019, the total compensation cost related to unvested equity awards was approximately $3,747,000 and is expected to be recognized over a weighted-average period of two years.

Note 15, Earnings Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2019	2018	2017
Common:
Distributed earnings	$13,913	$32,595	$10,473
Undistributed earnings	6,284	(4,741)	8,896
Basic	20,197	27,854	19,369
Class A Common earnings	1,668	2,453	1,706
Diluted	$21,865	$30,307	$21,075
Class A Common:
Distributed earnings	$1,143	$2,869	$919
Undistributed earnings	525	(416)	787
	$1,668	$2,453	$1,706

Denominator:	2019	2018	2017
Common:
Weighted average shares outstanding - basic	18,360	19,182	19,381
Assumed conversion of Class A Common Stock	1,611	1,765	1,801
Dilutive options, awards and common stock equivalents	290	348	417
Total weighted average diluted Common Stock	20,261	21,295	21,599
Class A Common:
Weighted average shares outstanding	1,611	1,765	1,801

Basic net earnings per share
Common Stock	$1.10	$1.45	$1.00
Class A Common Stock	$1.04	$1.39	$0.95
Diluted net earnings per share
Common Stock	$1.08	$1.42	$0.98
Class A Common Stock	$1.03	$1.39	$0.94

Note 16, Supplemental Cash Flow Information:

(In thousands)	2019	2018	2017
Cash paid for income taxes	$9,068	$8,426	$18,763
Income tax refunds received	—	17	9
Cash paid for interest	126	2,425	2,486
Noncash financing and investing activity:
Fixed assets acquired (adjusted) related to capital lease and financing obligations	—	—	1,009
Increase in financing obligations	—	—	2,598

Note 17, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$187,242	$191,893	$209,320	$213,837
Gross profit	103,083	103,557	112,019	115,830
Income before taxes	4,725	8,237	8,169	7,592
Net income	3,621	6,046	6,097	6,100
Basic net earnings per share:
Common	0.18	0.30	0.31	0.32
Class A Common	0.17	0.28	0.30	0.30
Diluted net earnings per share:
Common	0.17	0.29	0.31	0.31
Class A Common	0.17	0.27	0.30	0.30

During the quarter ended December 31, 2019, an impairment loss of $2.4 million related to a retail store was recorded. We recognized a deferred tax benefit related to leases that reduced income tax expense by $0.4 million in the quarter ended December 31, 2019.

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

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc.

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)(3)	Balance at end of period
Year ended December 31, 2019:
Allowance for doubtful accounts	$175	$105	$120	$160
Refund on estimated returns and allowances	$1,950	$18,748	$18,675	$2,023

Year ended December 31, 2018:
Allowance for doubtful accounts	$270	$163	$258	$175
Refund on estimated returns and allowances	$2,072	$19,252	$19,374	$1,950

Year ended December 31, 2017:
Allowance for doubtful accounts	$360	$314	$404	$270
Reserve for cancelled sales and allowances	$1,772	$11,601	$11,909	$1,464

(1)  Allowance for doubtful accounts: uncollectible accounts written off, net of recoveries.
(2)  Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.
(3)  Refund on estimated returns and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.