Form 10-Q
period 2020-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2020-05-21
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2020
OR
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period fromto
Commission file number:     1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE

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
Large accelerated filer	◻	Accelerated filer	⌧	Non-accelerated filer	◻
Smaller reporting company	◻	Emerging growth company	◻
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ◻     No ⌧
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of May 18, 2020, were:  Common Stock – 17,268,473; Class A Common Stock – 1,531,505.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$84,570	$75,739
Restricted cash and cash equivalents	6,699	6,663
Accounts receivable, net	1,374	1,527
Inventories	110,547	104,817
Prepaid expenses	9,989	7,652
Other current assets	7,004	8,125
Total current assets	220,183	204,523
Accounts receivable, long-term, net	167	195
Property and equipment, net	153,215	156,534
Right-of-use lease assets	180,058	175,474
Deferred income taxes	12,067	13,198
Other assets	9,189	10,148
Total assets	$574,879	$560,072
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,819	$27,830
Customer deposits	26,174	30,121
Accrued liabilities	29,759	39,654
Current lease liabilities	30,201	29,411
Notes payable to bank	43,800	—
Total current liabilities	146,753	127,016
Noncurrent lease liabilities	153,824	149,594
Other liabilities	21,855	22,959
Total liabilities	322,432	299,569

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2020- 29,458; 2019 – 29,431	29,458	29,431
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2020 – 2,054; 2019 – 2,054	2,054	2,054
Additional paid-in capital	93,835	93,208
Retained earnings	294,068	295,999
Accumulated other comprehensive loss	(2,056)	(2,087)
Less treasury stock at cost – Common Stock (2020 – 12,269; 2019 – 11,850 shares) and Convertible Class A Common Stock (2020 and 2019 – 522 shares)	(164,912)	(158,102)
Total stockholders’ equity	252,447	260,503
Total liabilities and stockholders’ equity	$574,879	$560,072

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands, except per share data - unaudited)	2020	2019

Net sales	$179,432	$187,242
Cost of goods sold	79,879	84,159
Gross profit	99,553	103,083
Credit service charges	19	22
Gross profit and other revenue	99,572	103,105

Expenses:
Selling, general and administrative	97,535	98,879
Provision for doubtful accounts	34	4
Other (income) expense, net	(83)	(154)
Total expenses	97,486	98,729

Income before interest and income taxes	2,086	4,376
Interest income, net	214	349

Income before income taxes	2,300	4,725
Income tax expense	481	1,104
Net income	$1,819	$3,621

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $10 in 2020 and $3 in 2019	$31	$9

Comprehensive income	$1,850	$3,630

Basic earnings per share:
Common Stock	$0.10	$0.18
Class A Common Stock	$0.09	$0.17

Diluted earnings per share:
Common Stock	$0.09	$0.17
Class A Common Stock	$0.09	$0.17

Cash dividends per share:
Common Stock	$0.20	$0.18
Class A Common Stock	$0.19	$0.17

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$1,819	$3,621
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,124	5,105
Share-based compensation expense	972	1,061
Other	1,241	(485)
Changes in operating assets and liabilities:
Inventories	(5,731)	(3,539)
Customer deposits	(3,947)	4,972
Other assets and liabilities	(826)	(1,224)
Accounts payable and accrued liabilities	(20,231)	(4,093)
Net cash (used in) provided by operating activities	(21,579)	5,418

Cash Flows from Investing Activities:
Capital expenditures	(2,480)	(3,764)
Proceeds from sale of land, property and equipment	4	2,255
Net cash used in investing activities	(2,476)	(1,509)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	43,800	—
Payments of borrowings under revolving credit facility	—	—
Net change in borrowings under revolving credit facility	43,800	—

Dividends paid	(3,750)	(3,685)
Common stock repurchased	(6,810)	—
Other	(318)	(533)
Net cash provided by (used in) financing activities	32,922	(4,218)

Increase (decrease) in cash, cash equivalents and restricted cash equivalents during the period	8,867	(309)
Cash, cash equivalents and restricted cash equivalents at beginning of period	82,402	79,809
Cash, cash equivalents and restricted cash equivalents at end of period	$91,269	$79,500

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – Business and Basis of Presentation

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate within a single reportable segment.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The Company believes that the disclosures made are adequate to make the information not misleading.  The financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. We suggest that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our latest Annual Report on Form 10-K.

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

Note B – COVID- 19

In December 2019, a novel strain of coronavirus, subsequently named COVID-19, emerged from China and spread worldwide. The World Health Organization declared COVID-19 a pandemic and a national health emergency was declared by the United States beginning March 1, 2020. In response, many states and local governments began a series of restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. In an effort to mitigate the spread of COVID-19 and protect our team members, customers, and communities, Havertys closed all of its stores on March 19 and halted deliveries on March 21, with the expectation at that time of reopening stores on April 2. However, our stores remained closed during April and we reopened 103 locations on May 1. As of May 20, four of our 120 stores remain closed in order to comply with governmental orders.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results for the entire year. The pandemic has resulted in significant economic disruption. Although our stores and other businesses are beginning to reopen, we cannot reasonably estimate the impact on Havertys should the pandemic persist or worsen. Accordingly, the estimates and assumptions management made as of March 31, 2020 could change in subsequent interim reports and upon final determination at year-end, and it is reasonably possible that such changes could be significant (although the potential effects cannot be estimated at this time). The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. Havertys has elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We recorded an estimate for refundable employee retention credits for eligible wages paid to employees during March 2020 affected by the cessation of our operations. Havertys is currently assessing the potential for additional employee retention credits. We have also estimated a benefit from the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation and adjusted our balances for deferred income taxes and income taxes receivable.

NOTE C – Stockholders’ Equity

The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.

For the three months ended March 31, 2020:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2019	$29,431	$2,054	$93,208	$295,999	$(2,087)	$(158,102)	$260,503
Net income				1,819			1,819
Dividends declared:
Common Stock, $0.20 per share				(3,459)			(3,459)
Class A Common Stock, $0.19 per share				(291)			(291)
Acquisition of treasury stock						(6,810)	(6,810)
Restricted stock issuances	27		(345)				(318)
Amortization of restricted stock			972				972
Other comprehensive income					31		31
Balances at March 31, 2020	$29,458	$2,054	$93,835	$294,068	(2,056)	(164,912)	$252,447

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended March 31, 2019:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2018	$29,079	$2,280	$91,394	$282,366	$(1,465)	$(129,025)	$274,629
Net income				3,621			3,621
Dividends declared:
Common Stock, $0.18 per share				(3,386)			(3,386)
Class A Common Stock, $0.17 per share				(299)			(299)
Restricted stock issuances	34		(567)				(533)
Amortization of restricted stock			1,061				1,061
Other comprehensive income					9		9
Cumulative effect adjustment				6,824			6,824
Balances at March 31, 2019	$29,113	$2,280	$91,888	$289,126	$(1,456)	$(129,025)	$281,926

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. We believe our notes payable to bank of $43.8 million at March 31, 2020 approximates their fair value as the terms and interest rate approximate market rates given their floating interest rate basis. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $6.6 million at March 31, 2020 and $7.5 million at December 31, 2019 and are included in other assets. The related liabilities of the same amounts are included in other liabilities.

NOTE F – Credit Agreement

In September 2019 we entered into the Second Amendment to Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank. The Credit Agreement amends our credit facility to extend the maturity date to September 27, 2024 from March 31, 2021 and change certain collateral reporting requirements.  Our first borrowings under the facility, since its origination in 2008, were in March 2020.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

We borrowed $43.8 million under the Credit Agreement in March 2020.  The interest rates on the outstanding balance is based on the three-month Euro dollar LIBOR rate plus 1.25% and on a weighted average basis was approximately 2.37% at March 31, 2020.

The borrowing base was $58.4 million at March 31, 2020, there were no outstanding letters of credit, and the net availability was $14.6 million.

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

The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

	Three Months Ended March 31,
	2020		2019
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$27,639	15.4%	$30,520	16.3%
Dining Room Furniture	18,219	10.2	19,597	10.5
Occasional	16,248	9.1	16,377	8.7
	62,106	34.6	66,494	35.5
Upholstery	73,629	41.0	73,031	39.0
Mattresses	18,821	10.5	21,258	11.4
Accessories and Other (1)	24,876	13.9	26,459	14.1
	$179,432	100.0%	$187,242	100.0%
(1)	Includes delivery charges and product protection.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$10,431	$10,228
Short-term lease cost	—	10
Variable lease cost	1,615	1,531
Total lease expense	$12,046	$11,769

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,996	$9,872
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,043	$17,747

NOTE I – Income Taxes

Our effective tax rate for the three months ended March 31, 2020 and 2019 was 20.9% and 23.4%, respectively. The primary difference in the effective rate and the statutory rate is due to state income taxes and additional tax expense from vested stock awards.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE J – Stock Based Compensation Plan

As more fully discussed in Note 14 of the notes to the consolidated financial statements in our 2019 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the three months ended March 31, 2020:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units	Weighted-Average Award Price	Shares or Units	Weighted-Average Award Price	Rights	Weighted-Average Award Price
Outstanding at December 31, 2019	234,810	$20.93	214,809	$21.38	7,500	$18.14
Granted/Issued	145,375	20.42	120,727	20.42	—
Awards vested or rights exercised(1)	—	—	(44,875)	22.12	(7,500)	$18.14
Forfeited	—	—	(76,493)	20.29	—	—
Outstanding at March 31, 2020	380,185	$20.73	214,168	$21.08	—	—
Awards expected to vest	—	—	91,791	$21.93	—	—
(1)	Includes shares repurchased from employees for employee’s tax liability.

The aggregate intrinsic value of outstanding service-based restricted stock awards was $4.5 million at March 31, 2020. The restrictions on the service-based awards generally lapse or vest annually, primarily over four-year and three-year periods.

The total fair value of performance-based restricted stock awards that vested during the three months ended March 31, 2020 was $0.8 million. The aggregate intrinsic value of outstanding performance awards at March 31, 2020 expected to vest was $1.1 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a Black Scholes pricing model. The total intrinsic value of stock-settled appreciation rights exercised during the three months ended March 31, 2020 was $18,000.

The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and for the three months ended March 31, 2020 and 2019 was approximately $972,000 and $1,061,000, respectively. Forfeitures are recognized as they occur. As of March 31, 2020, the total compensation cost related to unvested equity awards was approximately $5,744,000 and is expected to be recognized over a weighted-average period of 2.3 years.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2020	2019
Numerator:
Common:
Distributed earnings	$3,459	$3,386
Undistributed earnings	(1,782)	(59)
Basic	1,677	3,327
Class A Common earnings	142	294
Diluted	$1,819	$3,621

Class A Common:
Distributed earnings	$291	$299
Undistributed earnings	(149)	(5)
	$142	$294
Denominator:
Common:
Weighted average shares outstanding - basic	17,460	18,792
Assumed conversion of Class A Common Stock	1,532	1,757
Dilutive options, awards and common stock equivalents	274	357

Total weighted-average diluted Common Stock	19,266	20,906

Class A Common:
Weighted average shares outstanding	1,532	1,757
Basic earnings per share:
Common Stock	$0.10	$0.18
Class A Common Stock	$0.09	$0.17

Diluted earnings per share:
Common Stock	$0.09	$0.17
Class A Common Stock	$0.09	$0.17

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE L – Subsequent Events

Store Reopenings
See Note B for details concerning the reopening of certain of our stores in May 2020 in connection with the COVID-19 pandemic.

Credit Agreement
We amended our Credit Agreement described in Note F on May 15, 2020.  The amendment in May was done primarily to permit the sale and leaseback transaction of three properties.

Sale and Leaseback Transaction
On May 18, 2020, Havertys completed a sale and leaseback transaction of three properties.  The Coppell, Texas location has approximately 394,000 distribution square feet used to serve our western stores, 44,000 retail square feet, and 20,000 square feet of office space for call center and general management purposes. The Lakeland, Florida facility has approximately 335,000 distribution square feet, and the Colonial Heights, Virginia facility has approximately 129,000 distribution square feet. The net book value of the three properties is approximately $39.8 million at March 31, 2020. The purchase price, excluding costs and taxes, is $70.0 million. Net proceeds from the sales will be used to strengthen the Company’s liquidity and support corporate initiatives.

The three properties were leased back to Havertys via 15-year operating lease agreements with renewal options.

The following is a schedule of the future minimum lease payments under the lease agreements  for the three properties for each of the next five years ending December 31 and thereafter (in thousands):

Seven months ended December 31, 2020	$2,557
Year ended December 31, 2021	4,434
Year ended December 31, 2022	4,523
Year ended December 31, 2023	4,613
Year ended December 31, 2024	4,706
Subsequent to 2024	54,967
Total future minimum lease payments	$75,800

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

Some statements in this quarterly report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in the future tense and all statements accompanied by words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “position,” “will,” “project,” “intend,” “plan,” “on track,” “anticipate,” “to come,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Senior officers may also make verbal statements to analysts, investors, the media and others that are forward-looking. These forward-looking statements include, without limitation, our expected ability to operate and protect our team members and customers during the COVID-19 pandemic, the execution and effect of our cost savings initiatives, our efforts and initiatives to help us emerge from the pandemic well-positioned, and our liquidity position to continue to operate during these highly uncertain times.

We caution that our forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the extent and duration of the disruption to our business operations caused by the health crisis associated with the COVID-19 pandemic, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with debt covenants and amend such credit facilities as necessary; disruptions in our suppliers' operations, including from the impact of COVID-19, including potential problems with inventory availability and the potential result of the volatility or higher cost of product and international freight due to the high demand of products and low supply for an unpredictable period of time; disruptions in our third-party producers’ operations in foreign countries; changes in national and international legislation or government regulations or policies, including changes to import tariffs and the unpredictability of such changes; failure of vendors to meet our quality control standards or to react to changes in legislative or regulatory frameworks; disruptions in our distribution centers; changes in general economic conditions, including unemployment, inflation (including the impact of tariffs); labor shortages and the Company's ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; disruptions caused by a failure or breach of the Company's information systems and information technology infrastructure, as well as other risks and uncertainties discussed herein and in the Company's Annual Report on Form 10-K for 2019 (all of which risks may be amplified by the COVID-19 pandemic) and from time to time in the Company's subsequent filings with the SEC.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the SEC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted in significant economic disruption and adversely impacted our business. We closed our stores and ceased delivery operations in the second half of March. Affected team members were paid during this period and most corporate personnel transitioned to working remotely. On April 1, we extended our store closure for another 30 days and furloughed 3,033 team members or approximately 87% of our workforce. During this period, we paid the cost of enrolled health benefits of those furloughed. Given the dramatic shock to the economy caused by the pandemic and uncertainty of the ongoing impact, we made a permanent reduction in our workforce of approximately 1,200 team members effective April 30 and extended the furlough of approximately 730 team members until June 1. We reopened 103 of our stores on May 1 and deliveries began on May 5. As we restart all aspects of our operations, we will work closely with local authorities and follow the guidance of the Centers for Disease Control and Prevention (“CDC”), implementing enhanced cleaning measures, social distancing, and the utilization of face masks for the safety of team members, customers, and communities.

We have taken several steps to strengthen our financial position and maintain financial flexibility by reviewing operating expenses, evaluating merchandise purchases, reducing capital expenditures, drawing down $43.8 million on our credit facility in March, and completing a $70.0 million sale-leaseback‑ transaction in May.

As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic and its impact on our business, results of operations, financial position and cash flows.

Net Sales

Our sales are generated by customer purchases of home furnishings. Revenue is recognized upon delivery to the customer.

Comparable-store or “comp-store” sales for the periods presented are sales made on our website and from stores open throughout the period and the corresponding prior year period.  If a store expansion results in a 10% or greater increase in selling square footage, its sales are removed from the comparable store sales base until it has been open a full 12 months. Accordingly, our comp-store sales may not be comparable to other entities. The computation of comp-store sales for the first quarter of 2020 is not meaningful (“NM”) since all stores were closed for a period of time during the quarter.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2020					2019
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$179.4	(4.2)%	$(7.8)	NM	NM	$187.2	(6.1)%	$(12.2)	(4.7)%	$(9.2)

Our written business suffered during the first weeks of March as information and news coverage concerning COVID-19 increased. We closed our stores on March 19 and ceased delivery operations on March 21. Our total sales were up 12.8% and comp-store sales were up 11.6% for the first two months of 2020 compared to the same period in 2019. Average written ticket was up 5.1% and custom order upholstery business grew 19.7% during this two-month period compared to the prior year. Our in-home designers’ sales also continued to grow and were 24.9% of our business during the first two months of 2020 compared to 21.7% for the same period of 2019.

Our stores remained closed during April 2020 and we reopened 103 locations on May 1 and had 116 open as of May 20. The remaining 4 stores are expected to open by the end of June.

Gross Profit

Gross profit for the first quarter of 2020 was 55.5%, up 40 basis points compared to the prior year period of 55.1%. The increase is primarily due to merchandise pricing and mix, and reductions in inventory markdowns.

We are not providing guidance at this time as to our estimated gross profit margins for the remainder of 2020.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”) as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A costs as a percent of sales were 54.4% for the first quarter and 52.8% for the same period in 2019. Total SG&A dollars decreased $1.3 million for the three months ended March 31, 2020 compared to the prior year period.

The following table outlines our SG&A expenses by classification:

	Three Months Ended March 31,
	2020		2019
(In thousands)		% of Net Sales		% of Net Sales
Variable	$35,337	19.7%	$35,081	18.7%
Fixed and discretionary	62,198	34.7%	63,798	34.1
	$97,535	54.4%	$98,879	52.8%

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The variable expenses were higher as a percentage of sales primarily due to our payment of wages during the last weeks of March when stores were closed and deliveries were halted. The total wages of idled team members was approximately $4.3 million. We have offset a portion of these costs with an expected recovery via the CARES Act as described in Note B of the Notes to the Condensed Consolidated Financial Statements.

Fixed and discretionary expenses were lower for the first three months of 2020 versus 2019. The decrease is primarily due to decreases of $1.2 million in advertising and $0.5 million for incentive compensation partly offset by increases in occupancy expenses.

We began implementing our business continuity plan in late March as we closed our operations and most corporate office personnel transitioned to working remotely. We halted all travel and focused on reducing our controllable costs. The extension of store closures through April led to the furlough of virtually all team members in our store and distribution operations and the furlough of warehouse and corporate office personnel to a minimum level for necessary operations. The salary and wages associated with the furloughed team members in April was approximately $9.9 million. Salary reductions, on a tiered basis, were put into place indefinitely for those not on furlough.

Based on the economic impact of the pandemic and uncertainty of the ongoing impact, to best position Havertys for the periods ahead, we reduced our workforce of 3,495 by approximately 1,200 team members effective April 30. The annualized compensation costs associated with the permanent reduction in workforce is approximately $42.6 million. We also extended the furlough of approximately 730 team members through the end of May. The recall of those furloughed will be based on the pace of our business.

We are not providing guidance at this time as to our estimated SG&A costs for the remainder of 2020.

Liquidity and Capital Resources
Historically, our primary cash requirements were for working capital needs, contractual obligations, income tax liabilities, capital expenditures, payment of dividends, and share repurchases and were funded primarily through cash generated from operations.

As business slowed and we closed our stores in March, we proactively implemented several actions to reduce cash outlays and expenses and enhance our liquidity position and financial flexibility. We drew $43.8 million on our $60.0 million credit facility as a proactive measure given the uncertain environment. Refer to Note F to the Notes to the Condensed Consolidated Financial Statements. Our inventory purchase orders were adjusted and payment terms with vendors have been extended. We are working with our landlords on rent deferrals and we are delaying tax payments as allowed under the CARES Act. We have delayed non-essential capital projects and new store openings where possible. Our share repurchases have been temporarily suspended.

On May 18, 2020 we entered into a sale leaseback transaction which provided an additional $70.0 million in gross proceeds. Refer to Note L of the Notes to the Condensed Consolidated Financial Statements for additional information concerning this transaction.

We believe that we have sufficient liquidity to finance our operations and expected capital requirements for at least 12 months should we need to reinstitute our Business Continuity Plan. We will continue to monitor our liquidity closely given the volatility created by the COVID-19 pandemic.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Cash Activities
Our cash flows used in operations was $21.6 million in the first three months of 2020 compared to cash provided by operating activities of $5.4 million for the same period of 2019. This decrease was primarily due to decreases in accounts payable and customer deposits in 2020 versus increases in 2019. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion below.

Our cash flows used in investing activities totaled $2.5 million in the first three months of 2020 versus $1.5 million for the same period of 2019. This increase was due to greater proceeds from sales of property, plant and equipment in 2019 compared to 2020 partly offset by higher capital expenditures in 2019 compared to 2020.

Financing activities provided cash of $32.9 million in the first three months of 2020 compared to a use of cash of $4.2 million for the same period of 2019. This difference was primarily due to an increase in borrowings under our revolving credit facility of $43.8 million partly offset by $6.8 million common stock purchases in 2020.

Balance Sheet Changes for the Three Months Ended March 31, 2020

Our balance sheet as of March 31, 2020, as compared to our balance sheet as of December 31, 2019, changed as follows:

•	increase in inventories of $5.7 million due to our increasing orders in advance of supplying factories shutdown for Chinese New Year and our halting of deliveries to customers on March 21;
•	decrease in property and equipment, net of $3.3 million primarily due to disposals of fully depreciated transportation equipment partly offset by replacement equipment and assets for new stores;
•	increase in right-of-use lease assets of $4.6 million primarily due to store openings;
•	decrease in accounts payable of $11.0 million primarily for merchandise as we reduced vendor receipts in March;
•	decrease in customer deposits of $3.9 million due to reduction in undelivered sales;
•	decrease in accrued liabilities of $9.9 million due to typical payments made for year-end accruals such as incentive pay and real estate tax liabilities;
•	increase of $5.0 million of lease liabilities; and
•	increase of $43.8 million of notes payable to bank as we borrowed under our revolving credit facility.

Store Plans and Capital Expenditures

Location	Opening Quarter Actual or Planned	Category
Atlanta	Q-1-20	Closure
Dallas, TX	Q-3-20	Closure
Dallas/Ft. Worth, TX	Q-4-20	Open

Net selling space in 2020 is expected to be slightly down compared to 2019.  Total capital expenditures are estimated to be $5.0 million in 2020 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements or obligations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2019. We had no significant changes in those critical accounting estimates since our last annual report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2020, our notes payable to bank were obligations outstanding under our revolving credit facility and totaled $43.8 million. The debt bears interest on the outstanding principal amount at a weighted average rate equal to the three-month EURO LIBOR rate plus a spread using a debt leverage pricing grid currently at 1.25%. We had an immaterial amount of interest expense for the three months ended March 31, 2020 on our outstanding debt. Assuming all terms of our outstanding notes payable remained the same, a hypothetical 100 basis point change (up or down) in the one-month LIBOR rate would result in a $0.4 million change to our annual interest expense.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, certain team members shifted to a primarily work from home environment. This shift combined with the additional assessments on accounting and tax matters caused a delay in the Company's filing of the Form 10-Q for the quarter ended March 31, 2020. The need for an extension was noted in its Form 8-K filed on April 29, 2020.  We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is described under the subheading “Business and Basis of Presentation” in Note A of the Notes to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, including the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.

In December 2019, a novel strain of coronavirus, now labelled COVID-19 was detected in China and has now spread globally. The COVID-19 outbreak was declared a national health emergency by the United States effective March 1, 2020. Federal, state and local governments, and businesses have implemented significant actions in an effort to mitigate this public health crisis. Although the ultimate severity of the COVID-19 pandemic is uncertain at this time, the pandemic has had, and will continue to have, adverse impacts on the Company's financial condition and results of operations, including, but not limited to:

•	We closed all of our 120 stores on March 19 in response to the COVID-19 pandemic with the expectation to reopen on April 1.
•
On April 1, we extended our store closure for another 30 days and furloughed 3,033 team members or approximately 87% of our workforce. Given the dramatic shock to the economy caused by the pandemic and uncertainty of the ongoing impact, we made a permanent reduction in our workforce of approximately 1,200 team members effective April 30 and extended the furlough of approximately 730 team members until June 1.

•	We opened 103 stores on May 1. Currently four of our stores remain closed and will remain closed until local governmental orders allow for non-essential businesses to open.
•
Health concerns, social distancing measures or changes in consumer spending behaviors due to COVID-19 may continue to impact traffic in our stores as they resume operations  and if customers do not perceive our response to be adequate or appropriate, we could suffer damage to our reputation and brand, which could adversely affect our business in the future. These items could have a material impact on our sales and profits and could lead to higher third-party financing costs and asset impairment charges, among other things.

•	We may incur significant additional costs to ensure we meet the needs of our team members and customers, including additional cleanings of our stores and other facilities.
•	The demand by our customers is likely to be volatile due to their concerns over their actual or perceived financial condition.
•
We have experienced temporary or long-term disruptions in our supply chain, as the pandemic has resulted in travel disruptions and has impacted manufacturing and distribution throughout the world. The receipt of merchandise sourced from impacted areas has been slowed or disrupted and our merchandise suppliers are expected to face similar challenges in receiving materials and fulfilling our orders. Furthermore, transportation delays and cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, may impact our or our suppliers' operations.

•
We may be required to change our plans for inventory receipts which would place financial pressure on our merchandise suppliers. Such actions may negatively impact our relationships with our merchandise suppliers or adversely impact their financial performance and position. If this occurs, our current merchandise suppliers’ ability to meet their obligations to us may be impacted or we may also be required to identify new merchandise suppliers’ relationships.

•
Our liquidity has been negatively impacted and will continue to be negatively impacted if our stores are not able to sustain normal operations. We may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, monetizing Company assets, and foregoing capital expenditures and other discretionary expenses.

•
The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly, and future impacts may materialize that are not yet known.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased or amount to be purchased in total dollars. On February 26, 2020, the board authorized management to purchase up to $30.0 million of common and Class A common stock after the balance of approximately $5.4 million from a previous authorization is utilized.

The following table presents information with respect to our repurchase of Havertys’ common stock during the first quarter of 2020:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – January 31	—	—	—	$6,523,000
February 1 – February 29	145,841	$16.71	145,841	$34,085,000
March 1 – March 31	273,270	16.00	273,270	$29,713,000
Total	419,111		419,111

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
10.1
Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011 (Exhibit 10.1 to our 2011 Third Quarter Form 10-Q).  First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016 (Exhibit 10.1 to our 2016 First Quarter Form 10‑Q): Second Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, and SunTrust Bank, as the Issuing Bank and Administrative Agent (Exhibit 10.1 to our 2019 Third Quarter Form 10-Q). Third Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as Borrowers, and Truist Bank (successor by merger to SunTrust Bank) as the Issuing Bank and Administrative Agent (Exhibit 10.1 to our Current Report on Form 8-K dated May 20, 2020).

10.2
Purchase Agreement, dated as of May 18, 2020 between Haverty Furniture Companies, Inc. (“Seller”), and HF Coppel TX Landlord, LLC, HF Lakeland FL Landlord, LLC and HF Colonial Heights VA Landlord, LLC (each a “Buyer” and collectively, the “Buyers”) (Exhibit 10.2 to our Current Report on Form 8-K dated May 20, 2020).

10.3	Lease Agreement dated May 18, 2020 between Haverty Furniture Companies, Inc. as Tenant and HF Coppel TX Landlord, LLC as Landlord (Exhibit 10.3 to our Current Report on Form 8-K dated May 20, 2020).
10.4	Lease Agreement dated May 18, 2020 between Haverty Furniture Companies, Inc. as Tenant and HF Lakeland FL Landlord, LLC as Landlord (Exhibit 10.4 to our Current Report on Form 8-K dated May 20, 2020).
10.5
Lease Agreement dated May 18, 2020 between Haverty Furniture Companies, Inc. as Tenant and HF Colonial Heights VA Landlord, LLC as Landlord (Exhibit 10.5 to our Current Report on Form 8-K dated May 20, 2020).

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from Haverty Furniture Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iii)  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	May 21, 2020	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)