Form 10-Q/A
period 2020-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2020-06-05
CIK 216085

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ◻
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ◻
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ◻     No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of May 18, 2020, were: Common Stock – 17,268,473; Class A Common Stock – 1,531,505.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Haverty Furniture Companies, Inc. (the “Company”) for the quarter ended March 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2020 (the “Form 10-Q”) is to provide additional information which was inadvertently omitted from the Form 10-Q.  The Company inadvertently omitted disclosing in its Form 10-Q that it was relying on the Securities and Exchange Commission’s Orders under Section 36 of the Securities and Exchange Act of 1934, as amended (Release Nos. 34-88318 and 34-88465, collectively the “Order”) in its delay of the filing of its Form 10-Q.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2020 (the “Form 8-K”), COVID-19 impacted the Company and its service providers. The Company’s work from home policy implemented to protect its employees, slowed the Company’s routine quarterly close process. The additional assessments on accounting and reporting matters created by the economic effects of COVID-19 also generated additional complexities for the Company’s staff as well as its advisors.  This necessitated additional time for the preparation and review processes for completion of the Form 10-Q for the quarter ended March 31, 2020.

As a result, as noted in the Form 8-K the Company relied on the Order to delay the filing of its Form 10-Q. The Company disclosed it expected to file the Form 10-Q no later than June 25, 2020, which is 45 days from the original filing deadline of May 11, 2020.

In the Form 10-Q, the Company disclosed the impact of COVID-19 on its accounting and reporting process and noted the resulting need for an extension of time to file was reported in the Form 8-K. The Company inadvertently omitted in its Form 10-Q that it was relying on the Order in its delay of the filing of its Form 10-Q.

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not modify or update in any way the disclosures contained in or exhibits filed or furnished with the Form 10-Q other than as set forth above.

Item 6.  Exhibits

(a)  Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	June 5, 2020	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)