Form 10-Q
period 2020-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2020-08-10
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission file number:    1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ⌧

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of August 6, 2020, were:  Common Stock – 17,286,821; Class A Common Stock – 1,531,505.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$151,055	$75,739
Restricted cash and cash equivalents	6,709	6,663
Accounts receivable, net	1,141	1,527
Inventories	104,840	104,817
Prepaid expenses	10,302	7,652
Other current assets	8,960	8,125
Total current assets	283,007	204,523
Accounts receivable, long-term, net	128	195
Property and equipment, net	112,253	156,534
Right-of-use lease assets	234,046	175,474
Deferred income taxes	11,640	13,198
Other assets	10,035	10,148
Total assets	$651,109	$560,072
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,803	$27,830
Customer deposits	57,538	30,121
Accrued liabilities	45,733	39,654
Current lease liabilities	31,289	29,411
Total current liabilities	157,363	127,016
Noncurrent lease liabilities	206,918	149,594
Other liabilities	22,450	22,959
Total liabilities	386,731	299,569

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2020 – 29,538; 2019 – 29,431	29,538	29,431
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2020 and 2019 – 2,054	2,054	2,054
Additional paid-in capital	94,581	93,208
Retained earnings	304,900	295,999
Accumulated other comprehensive loss	(2,027)	(2,087)
Less treasury stock at cost – Common Stock (2020 – 12,251; 2019 – 11,850 shares) and Convertible Class A Common Stock (2020 and 2019 – 522 shares)	(164,668)	(158,102)
Total stockholders’ equity	264,378	260,503
Total liabilities and stockholders’ equity	$651,109	$560,072

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data - unaudited)	2020	2019	2020	2019

Net sales	$109,968	$191,893	$289,400	$379,134
Cost of goods sold	50,322	88,336	130,201	172,494
Gross profit	59,646	103,557	159,199	206,640
Credit service charges	19	19	38	41
Gross profit and other revenue	59,665	103,576	159,237	206,681

Expenses:
Selling, general and administrative	72,649	95,784	170,184	194,663
Provision for doubtful accounts	3	20	36	23
Other (income) expense, net	(31,812)	(126)	(31,895)	(280)
Total expenses	40,840	95,678	138,325	194,406

Income before interest and income taxes	18,825	7,898	20,912	12,275
Interest expense (income), net	200	(339)	(13)	(688)

Income before income taxes	18,625	8,237	20,925	12,963
Income tax expense	4,985	2,191	5,466	3,295
Net income	$13,640	$6,046	$15,459	$9,668

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $10 and $20 in 2020 and $3 and $6 in 2019	$29	$8	$60	$17

Comprehensive income	$13,669	$6,054	$15,519	$9,685

Basic earnings per share:
Common Stock	$0.73	$0.30	$0.82	$0.48
Class A Common Stock	$0.69	$0.28	$0.78	$0.44

Diluted earnings per share:
Common Stock	$0.72	$0.29	$0.81	$0.47
Class A Common Stock	$0.69	$0.27	$0.78	$0.44

Cash dividends per share:
Common Stock	$0.15	$0.18	$0.35	$0.36
Class A Common Stock	$0.14	$0.17	$0.33	$0.34

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$15,459	$9,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,791	10,276
Share-based compensation expense	2,037	1,951
Gain from sale of land, property and equipment	(31,607)	(4)
Other	2,223	(1,262)
Changes in operating assets and liabilities:
Inventories	(23)	(3,373)
Customer deposits	27,417	4,633
Operating lease assets and liabilities, net	629	2,863
Other assets and liabilities	(3,609)	(5,431)
Accounts payable and accrued liabilities	2,149	(4,481)
Net cash provided by operating activities	24,466	14,840

Cash Flows from Investing Activities:
Capital expenditures	(4,331)	(7,768)
Proceeds from sale of land, property and equipment	69,468	2,260
Net cash provided by (used in) investing activities	65,137	(5,508)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	43,800	—
Payments of borrowings under revolving credit facility	(43,800)	—
Net change in borrowings under revolving credit facility	—	—

Dividends paid	(6,558)	(7,285)
Common stock repurchased	(6,810)	(17,843)
Other	(873)	(1,328)
Net cash used in financing activities	(14,241)	(26,456)

Increase (decrease) in cash, cash equivalents and restricted cash equivalents during the period	75,362	(17,124)
Cash, cash equivalents and restricted cash equivalents at beginning of period	82,402	79,809
Cash, cash equivalents and restricted cash equivalents at end of period	$157,764	$62,685

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

Note B – COVID-19

In December 2019, a novel strain of coronavirus, subsequently named COVID-19, emerged from China and spread worldwide. The World Health Organization declared COVID-19 a pandemic and a national health emergency was declared by the United States beginning March 1, 2020. In response, many states and local governments began a series of restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. In an effort to mitigate the spread of COVID-19 and protect our team members, customers, and communities, Havertys closed all of its stores on March 19 and halted deliveries on March 21, with the expectation at that time of reopening stores on April 2. Our stores remained closed during April and we reopened 103 locations on May 1 and the remaining 17 stores were reopened by June 20. We restarted our delivery operations on May 5.

The pandemic has resulted in significant economic disruption. Although our stores and other businesses are open or beginning to reopen there has been a resurgence in COVID-19 cases in several of our larger markets. We cannot reasonably estimate the impact on Havertys should the pandemic persist or worsen. Accordingly, the estimates and assumptions management made as of June 30, 2020 could change in subsequent interim reports and upon final determination at year-end, and it is reasonably possible that such changes could be significant (although the potential effects cannot be estimated at this time). The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. Havertys elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020. We recorded an estimate for refundable employee retention credits for eligible wages paid to employees during March 2020 affected by the cessation of our operations. Havertys recorded additional employee retention credits during the second quarter of 2020 for additional wages paid, primarily for health care benefits paid for employees furloughed in April 2020. We have also estimated a benefit from the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation and adjusted our balances for deferred income taxes and income taxes receivable.

NOTE C – Stockholders’ Equity

The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.

For the three months ended June 30, 2020:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2020	$29,458	$2,054	$93,835	$294,068	$(2,056)	$(164,912)	$252,447
Net income				13,640			13,640
Dividends declared:
Common Stock, $0.15 per share				(2,593)			(2,593)
Class A Common Stock, $0.14 per share				(215)			(215)
Restricted stock issuances	80		(634)				(554)
Amortization of restricted stock			1,064				1,064
Directors’ Compensation Plan			316			244	560
Other comprehensive income					29		29
Balances at June 30, 2020	$29,538	$2,054	$94,581	$304,900	$(2,027)	$(164,668)	$264,378

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the six months ended June 30, 2020:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2019	$29,431	$2,054	$93,208	$295,999	$(2,087)	$(158,102)	$260,503
Net income				15,459			15,459
Dividends declared:
Common Stock, $0.35 per share				(6,052)			(6,052)
Class A Common Stock, $0.33 per share				(506)			(506)
Acquisition of treasury stock						(6,810)	(6,810)
Restricted stock issuances	107		(980)				(873)
Amortization of restricted stock			2,037				2,037
Directors’ Compensation Plan			316			244	560
Other comprehensive income					60		60
Balances at June 30, 2020	$29,538	$2,054	$94,581	$304,900	$(2,027)	$(164,668)	$264,378

For the three months ended June 30, 2019:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2019	$29,113	$2,280	$91,888	$289,126	$(1,456)	$(129,025)	$281,926
Net income				6,046			6,046
Dividends declared:
Common Stock, $0.18 per share				(3,338)			(3,338)
Class A Common Stock, $0.17 per share				(261)			(261)
Acquisition of treasury stock						(17,843)	(17,843)
Restricted stock issuances	83		(878)				(795)
Class A conversion	222	(222)					—
Amortization of restricted stock			890				890
Directors’ Compensation Plan			(53)			680	627
Other comprehensive income					8		8
Balances at June 30, 2019	$29,418	$2,058	$91,847	$291,573	$(1,448)	$(146,188)	$267,260

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the six months ended June 30, 2019:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2018	$29,079	$2,280	$91,394	$282,366	$(1,465)	$(129,025)	$274,629
Net income				9,668			9,668
Dividends declared:
Common Stock, $0.36 per share				(6,725)			(6,725)
Class A Common Stock, $0.34 per share				(560)			(560)
Acquisition of treasury stock						(17,843)	(17,843)
Restricted stock issuances	117		(1,445)				(1,328)
Class A conversion	222	(222)					—
Amortization of restricted stock			1,951				1,951
Directors’ Compensation Plan			(53)			680	627
Other comprehensive income					17		17
Cumulative effect adjustment				6,824			6,824
Balances at June 30, 2019	$29,418	$2,058	$91,847	$291,573	$(1,448)	$(146,188)	$267,260

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $7.4 million at June 30, 2020 and $7.5 million at December 31, 2019 and are included in other assets. The related liabilities of the same amounts are included in other liabilities.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE F – Credit Agreement

On May 15, 2020 we entered into the Third Amendment to Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank to permit certain sale-leaseback transactions as more fully described in Note L. Our first borrowings under the facility, since its origination in 2008, were in March 2020.

The Credit Agreement is a $60.0 million revolving credit facility secured by our inventory, accounts receivable, cash, and certain other personal property and matures on September 27, 2024. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit. Amounts available to borrow are based on the lesser of the borrowing base or the $60.0 million-line amount. The credit facility contains covenants that, among other things, limit our ability to incur certain types of debt or liens, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The covenants also limit our ability to pay dividends if unused availability is less than $12.5 million.

We borrowed $43.8 million under the Credit Agreement in March 2020 and repaid the borrowings in June 2020. The interest rates on the outstanding balance was based on the three-month Euro dollar LIBOR rate plus 1.25% and on a weighted average basis was approximately 2.37%. Total interest paid under the Credit Agreement was $0.3 million for the three months ended June 30, 2020.

The borrowing base was $42.9 million at June 30, 2020, there were no outstanding letters of credit, and the net availability was $42.9 million.

Note G – Revenues

We recognize revenue at delivery. Havertys does not have a loyalty program or sell gift certificates or gift cards. We also do not offer coupons for redemption for future purchases, such as those other retailers might issue for general marketing purposes or in conjunction with prior purchases.

The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$19,284	17.5%	$31,417	16.4%	$46,928	16.2%	$61,937	16.3%
Dining Room Furniture	12,852	11.7	20,265	10.6	31,074	10.7	39,862	10.5
Occasional	11,199	10.2	14,568	7.6	27,450	9.5	30,945	8.2
	43,335	39.4	66,251	34.5	105,452	36.4	132,744	35.0
Upholstery	44,455	40.4	77,146	40.2	118,084	40.8	150,178	39.6
Mattresses	10,377	9.4	21,976	11.5	29,195	10.1	43,234	11.4
Accessories and Other(1)	11,800	10.7	26,520	13.8	36,669	12.7	52,978	14.1
	$109,968	100.0%	$191,893	100.0%	$289,400	100.0%	$379,134	100.0%

(1)	Includes delivery charges and product protection.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE H – Leases

We have operating leases for offices, warehouses, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 20 years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by lessors. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.

Certain of our lease agreements for retail stores include variable lease payments, generally based on sales volume.  The variable portion of payments are not included in the initial measurement of the right-of-use asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. Certain of our equipment lease agreements include variable lease costs, generally based on usage of the underlying asset (mileage, fuel, etc.). The variable portion of payments are not included in the initial measurement of the right-of-use asset or lease liability due to uncertainty of the payment amount and are recorded in the period incurred.

As of June 30, 2020, we have entered into two leases for additional retail locations which have not yet commenced. One of these locations is under construction.

Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$11,083	$10,465	$21,515	$20,693
Short-term lease cost	—	30	—	40
Variable lease cost	584	1,281	2,198	2,812
Total lease expense	$11,667	$11,776	$23,713	$23,545

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,028	$20,085
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$77,772	$22,519

In April 2020, the Financial Accounting Standards Board issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the three months ended June 30, 2020, we have received concessions from certain landlords in the form of rent deferrals and abatements. We have elected to account for these rent concessions as though enforceable rights and obligations for those concessions existed in the original lease agreements and have recorded a non-interest bearing payable for the deferred rent payments. The recognition of rent concessions did not have a material impact on our condensed consolidated financial statements as of June 30, 2020.

NOTE I – Income Taxes

Our effective tax rate for the six months ended June 30, 2020 and 2019 was 26.1% and 25.4%, respectively. The primary difference in the effective rate and the statutory rate is due to state income taxes and additional tax expense from vested stock awards.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE J – Stock Based Compensation Plan

As more fully discussed in Note 14 of the notes to the consolidated financial statements in our 2019 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the six months ended June 30, 2020:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)	Rights (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2019	234,810	20.93	214,809	21.38	7,500	18.14
Granted/Issued	145,375	20.42	120,727	20.42	—
Awards vested or rights exercised(1)	(122,114)	20.62	(44,875)	22.12	(7,500)	18.14
Forfeited	(4,750)	20.40	(76,493)	20.29	—	—
Outstanding at June 30, 2020	253,321	20.79	214,168	21.08	—	—
Restricted Units expected to vest	253,321	20.79	188,372	21.15	—	—

(1)	Includes shares repurchased from employees for employee’s tax liability.

The aggregate intrinsic value of outstanding service-based restricted stock awards was $4.1 million at June 30, 2020. The restrictions on the service-based awards generally lapse or vest annually, primarily over four-year and three-year periods.

The total fair value of performance-based restricted stock awards that vested during the six months ended June 30, 2020 was $1.0 million. The aggregate intrinsic value of outstanding performance awards at June 30, 2020 expected to vest was $3.0 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a Black Scholes pricing model. The total intrinsic value of stock-settled appreciation rights exercised during the six months ended June 30, 2020 was $18,000.

The compensation for all awards is charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $2.0 million for the six months ended June 30, 2020 and 2019. Forfeitures are recognized as they occur. As of June 30, 2020, the total compensation cost related to unvested equity awards was approximately $6.6 million and is expected to be recognized over a weighted-average period of 2.3 years.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Common:
Distributed earnings	$2,593	$3,338	$6,052	$6,725
Undistributed earnings	9,987	2,260	8,211	2,194
Basic	12,580	5,598	14,263	8,919
Class A Common earnings	1,060	448	1,196	749
Diluted	$13,640	$6,046	$15,459	$9,668

Class A Common:
Distributed earnings	$215	$261	$506	$560
Undistributed earnings	845	187	690	189
	$1,060	$448	$1,196	$749
Denominator:
Common:
Weighted average shares outstanding - basic	17,245	18,642	17,353	18,716
Assumed conversion of Class A Common Stock	1,532	1,621	1,532	1,689
Dilutive options, awards and common stock equivalents	208	279	241	318

Total weighted-average diluted Common Stock	18,985	20,542	19,126	20,723

Class A Common:
Weighted average shares outstanding	1,532	1,621	1,532	1,689

Basic earnings per share:
Common Stock	$0.73	$0.30	$0.82	$0.48
Class A Common Stock	$0.69	$0.28	$0.78	$0.44

Diluted earnings per share:
Common Stock	$0.72	$0.29	$0.81	$0.47
Class A Common Stock	$0.69	$0.27	$0.78	$0.44

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE L – Sale and Leaseback Transaction

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

The total purchase price for the three properties, excluding costs and taxes, was $70.0 million and the net book value was $37.9 million.  We recorded a gain of $31.6 million in May 2020 which is included in other income.

The three properties were leased back to Havertys under 15-year operating lease agreements with renewal options.

The following is a schedule of the future minimum lease payments under the lease agreements  for the three properties for each of the next five periods ending December 31 and thereafter (in thousands):

Six months ended December 31, 2020	$2,191
Year ended December 31, 2021	4,434
Year ended December 31, 2022	4,523
Year ended December 31, 2023	4,613
Year ended December 31, 2024	4,706
Subsequent to 2024	54,966
Total future minimum lease payments	$75,433

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

We caution that our forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the extent and duration of the disruption to our business operations caused by the health crisis associated with the COVID-19 pandemic, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with debt covenants and amend such credit facilities as necessary; disruptions in our suppliers' operations, including from the impact of COVID-19, including potential problems with inventory availability and the potential result of the volatility or higher cost of product and international freight due to the high demand of products and low supply for an unpredictable period of time; disruptions in our third-party producers’ operations in foreign countries; changes in national and international legislation or government regulations or policies, including changes to import tariffs and the unpredictability of such changes; failure of vendors to meet our quality control standards or to react to changes in legislative or regulatory frameworks; disruptions in our distribution centers; changes in general economic conditions, including unemployment, inflation (including the impact of tariffs); labor shortages and the Company's ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; disruptions caused by a failure or breach of the Company's information systems and information technology infrastructure, as well as other risks and uncertainties discussed herein and in the Company's Annual Report on Form 10-K for 2019 (all of which risks may be amplified by the COVID-19 pandemic) and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and from time to time in the Company's subsequent filings with the SEC.

Forward-looking statements describe our expectations only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the SEC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted in significant economic disruption and adversely impacted our business. We closed our stores and ceased delivery operations in the second half of March. Affected team members were paid during this period and most corporate personnel transitioned to working remotely. On April 1, we extended our store closure for another 30 days and furloughed 3,033 team members or approximately 87% of our workforce. During this period, we paid the cost of enrolled health benefits of those furloughed. Given the dramatic shock to the economy caused by the pandemic and uncertainty of the ongoing impact, we made a permanent reduction in our workforce of approximately 1,200 team members effective April 30 and extended the furlough of approximately 730 team members until June 1. We reopened 103 of our stores on May 1 and the remaining 17 were opened by June 20 and deliveries began on May 5. As we restart all aspects of our operations, we continue to work closely with local authorities and follow the guidance of the Centers for Disease Control and Prevention (“CDC”), implementing enhanced cleaning measures, social distancing, and the utilization of face masks for the safety of team members, customers, and communities.

We have taken several steps to strengthen our financial position and maintain financial flexibility by reviewing operating expenses, evaluating merchandise purchases, reducing capital expenditures,  temporarily borrowing $43.8 million on our credit facility (which has since been repaid), and completing a $70.0 million sale-leaseback transaction in May.

As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described in this report may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic and its impact on our business, results of operations, financial position and cash flows.

Net Sales

Our sales are generated by customer purchases of home furnishings. Revenue is recognized upon delivery to the customer.

Comparable-store or “comp-store” sales for the periods presented are sales made on our website and from stores open throughout the period and the corresponding prior year period.  If a store expansion results in a 10% or greater increase in selling square footage, its sales are removed from the comparable store sales base until it has been open a full 12 months. Accordingly, our comp-store sales may not be comparable to other entities. The computation of comp-store sales for the first and second quarters of 2020 and six months ended June 30, 2020 is not meaningful (“NM”) since all stores were closed for a period of time during these periods.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding):

	2020					2019
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$179.4	(4.2)%	$ (7.8)	NM	NM	$187.2	(6.1)%	$(12.2)	(4.7)%	$ (9.2)
Q2	$110.0	(42.7)%	$(81.9)	NM	NM	$191.9	(3.5)%	$ (6.9)	(2.3)%	$ (4.5)
First Half	$289.4	(23.7)%	$(89.7)	NM	NM	$379.1	(4.8)%	$(19.1)	(3.5)%	$(13.7)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

We closed our stores on March 19 and ceased delivery operations on March 21. Most stores reopened on May 1 and total written sales for the two months ended June 30, 2020 were up 13.9% and written comparable store sales were up 17.5% compared to the same two-month period in 2019.  Deliveries resumed on May 5 with reduced personnel and capacity and total sales from May 5 through June 30, 2020 were down 13.4% compared with the same period of 2019.

Our delivery capacity was reduced as part of our business continuity plan. The pace of our written business since reopening has lengthened the time between customer orders and delivery. We are working to adjust our operations to restore our previous delivery time frames.

Gross Profit

Gross profit for the second quarter of 2020 was 54.2%, up 20 basis points compared to the prior year period of 54.0%. The increase is primarily due to merchandise pricing and mix, and reductions in inventory markdowns. Gross profit for the first half of 2020 was 55.0% compared to 54.5% for the same period of 2019.

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

Selling, General and Administrative Expenses

Our SG&A costs for the second quarter reflect the impact of our stores being closed in April and the operational changes implemented under our business continuity plan. SG&A dollars decreased $23.1 million for the second quarter of 2020 and $24.5 million for the six months ended June 30, 2020 compared to the same prior year periods.

During April, virtually all team members in our store and distribution operations were furloughed and warehouse and corporate office personnel were furloughed to a minimum level for necessary operations. We covered the health benefits premiums for those furloughed which totaled approximately $2.1 million. Salaries and wages associated with the furloughed team members was approximately $9.9 million.

We reduced our workforce by approximately 35% effective April 30 and paid severance costs of approximately $1.7 million. The annualized compensation costs related to this reduction in personnel is approximately $42.6 million. We are analyzing our staffing needs and accelerating hiring in our delivery operations due to the pace of our business since reopening.

We classify our SG&A expenses as either variable or fixed and discretionary.  Our variable expenses include the costs in the selling and delivery categories and certain warehouse expenses as these amounts will generally move in tandem with our level of sales. The remaining categories and expenses for occupancy, advertising, and administrative costs are classified as fixed and discretionary because these costs do not fluctuate with sales.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table outlines our SG&A expenses by classification:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$20,594	18.7%	$35,224	18.4%	$56,067	19.4%	$70,306	18.5%
Fixed and discretionary	52,055	47.3	60,560	31.6	114,117	39.4	124,357	32.8
	$72,649	66.1%	$95,784	49.9%	$170,184	58.8%	$194,663	51.3%

The variable expenses were higher as a percentage of sales in the second quarter of 2020 primarily due to severance costs and the payment of health benefits for furloughed team members. The variable expenses were higher as a percentage of sales for the six months period of 2020 due to our payment of approximately $4.3 million in wages during the last weeks of March when stores were closed and deliveries were halted. We have offset a portion of the wages and health benefits costs with an expected recovery via the CARES Act as described in Note B of the Notes to the Condensed Consolidated Financial Statements.

Fixed and discretionary expenses were impacted in the second quarter by the reductions in compensation costs discussed above and lower advertising spending of $3.5 million as compared to the prior year quarter. Reductions in these categories were the primary drivers of the reductions for the six months ended June 30.

We are not providing guidance at this time as to our estimated SG&A costs for the remainder of 2020.

Liquidity and Capital Resources
Historically, our primary cash requirements were for working capital needs, contractual obligations, income tax liabilities, capital expenditures, payment of dividends, and share repurchases and were funded primarily through cash generated from operations.

As business slowed and we closed our stores in March, we proactively implemented several actions to reduce cash outlays and expenses and enhance our liquidity position and financial flexibility. We drew $43.8 million on our $60.0 million credit facility in late March as a proactive measure given the uncertain environment and repaid these borrowings in late June. Refer to Note F of the Notes to the Condensed Consolidated Financial Statements. We worked with our landlords on rent deferrals and we delayed non-essential capital projects and new store openings where possible.

On May 18, 2020 we entered into a sale-leaseback transaction which provided an additional $70.0 million in gross proceeds. Refer to Note L of the Notes to the Condensed Consolidated Financial Statements for additional information concerning this transaction.

We believe that we have sufficient liquidity to finance our operations and expected capital requirements for at least 12 months should we need to reinstitute our business continuity plan. We will continue to monitor our liquidity closely given the volatility created by the COVID-19 pandemic.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Cash Activities

Our cash flows provided by operations was $24.5 million in the first six months of 2020 compared to $14.8 million for the same period of 2019. This increase was primarily due to larger increases in customer deposits in 2020 versus 2019 and increases in accrued liabilities in 2020 versus decreases in 2019. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion below.

Our cash flows provided by investing activities totaled $65.1 million in the first six months of 2020 versus $5.5 million used in investing net activities for the same period of 2019. This increase in 2020 was primarily due to $69.5 million in net proceeds from our sale-leaseback transaction partly offset by higher capital expenditures in 2019 compared to 2020.

Financing activities used cash of $14.2 million in the first six months of 2020 compared to a use of cash of $26.5 million for the same period of 2019. This difference was primarily due to common stock purchases of $6.8 million in 2020 versus $17.5 million in 2019.

Balance Sheet Changes for the Six Months Ended June 30, 2020

Our balance sheet as of June 30, 2020, as compared to our balance sheet as of December 31, 2019, changed as follows:

•	increase in cash and cash equivalents of $75.3 million primarily due to the $69.5 million of net proceeds from the sale-leaseback transaction;
•	increase in prepaid expenses of $2.7 million primarily related to refundable income taxes paid for prior years;
•	decrease in property and equipment, net of $44.3 million primarily due to the sale-leaseback of three warehouse facilities;
•	increase in right-of-use lease assets of $58.6 million primarily due to the sale-leaseback of three warehouse facilities;
•	decrease in accounts payable of $5.0 million primarily due to decreases for amounts owed for merchandise and advertising;
•	increase in customer deposits of $27.4 million due to an increase in undelivered sales;
•	increase in accrued liabilities of $6.1 million resulting primarily from increases for current year income taxes and deferred rent payments offset by reductions for accrued advertising; and
•	increase of $59.2 million of lease liabilities due to the sale-leaseback transaction.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Store Plans and Capital Expenditures
Location	Opening Quarter Actual or Planned	Category
Atlanta, GA	Q-1-20	Closure
Dallas, TX	Q-3-20	Closure
Dallas/Ft. Worth, TX	Q-3-20	Open
Myrtle Beach, SC	Q-1-21	Open-New Market

Net selling space in 2020 is expected to be slightly down compared to 2019.  Total capital expenditures are estimated to be $9.2 million in 2020 depending on the timing of spending for new projects.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements or obligations.
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, ‘Quantitative and Qualitative Disclosures About Market Risk,’ of our annual report on Form 10-K for the year ended December 31, 2019. Our exposure to market risk has not changed materially since  December 31, 2019.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, team members have shifted to a rotating work from home and office environment. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus, now labeled COVID-19 was detected in China and has now spread globally. The COVID-19 outbreak was declared a national health emergency by the United States effective March 1, 2020. Federal, state and local governments, and businesses have implemented significant actions in an effort to mitigate this public health crisis. Although the ultimate severity of the COVID-19 pandemic is uncertain at this time, the pandemic has had, and will continue to have, adverse impacts on the Company's financial condition and results of operations, including, but not limited to:

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

•	We opened 103 stores on May 1 and the remaining 17 were opened by June 20.
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

•
We may be required to change our plans for inventory receipts which would place financial pressure on our merchandise suppliers. Such actions may negatively impact our relationships with our merchandise suppliers or adversely impact their financial performance and position. If this occurs, our current merchandise suppliers’ ability to meet their obligations to us may be impacted or we may also be required to establish new relationships with new merchandise suppliers.

•
Our liquidity has been negatively impacted and will be subject to further negative impact as long as our stores are not able to sustain normal operations. We may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors.

•
The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the pandemic. The situation is changing rapidly, and future impacts may materialize that are not yet known.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986 with subsequent authorizations made as to the number of shares to be purchased or amount to be purchased in total dollars. No purchases were made during the quarter ended June 30, 2020. The balance of the current authorization for purchases was approximately $29.7 million at June 30, 2020.

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

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*32.1	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 10, 2020	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)