Form 10-Q
period 2020-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2020-11-04
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission file number:    1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE

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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 29, 2020, were:  Common Stock – 16,699,704; Class A Common Stock – 1,511,955.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$211,849	$75,739
Restricted cash and cash equivalents	6,713	6,663
Accounts receivable, net	1,521	1,527
Inventories	90,943	104,817
Prepaid expenses	9,996	7,652
Other current assets	9,954	8,125
Total current assets	330,976	204,523
Accounts receivable, long-term, net	161	195
Property and equipment, net	109,663	156,534
Right-of-use lease assets	235,778	175,474
Deferred income taxes	12,523	13,198
Other assets	10,324	10,148
Total assets	$699,425	$560,072
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,110	$27,830
Customer deposits	88,408	30,121
Accrued liabilities	53,866	39,654
Current lease liabilities	32,685	29,411
Total current liabilities	202,069	127,016
Noncurrent lease liabilities	207,780	149,594
Other liabilities	22,199	22,959
Total liabilities	432,048	299,569

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2020 – 29,555; 2019 – 29,431	29,555	29,431
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2020 –2,037; 2019 – 2,054	2,037	2,054
Additional paid-in capital	95,901	93,208
Retained earnings	319,448	295,999
Accumulated other comprehensive loss	(1,997)	(2,087)
Less treasury stock at cost – Common Stock (2020 – 12,862 shares; 2019 – 11,850 shares) and Convertible Class A Common Stock (2020 and 2019 – 522 shares)	(177,567)	(158,102)
Total stockholders’ equity	267,377	260,503
Total liabilities and stockholders’ equity	$699,425	$560,072

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data - unaudited)	2020	2019	2020	2019

Net sales	$217,513	$209,320	$506,913	$588,455
Cost of goods sold	95,336	97,301	225,537	269,796
Gross profit	122,177	112,019	281,376	318,659
Credit service charges	15	19	53	60
Gross profit and other revenue	122,192	112,038	281,429	318,719

Expenses:
Selling, general and administrative	100,097	104,161	270,281	298,824
Provision for doubtful accounts	20	42	56	66
Other (income) expense, net	(2,406)	(42)	(34,301)	(323)
Total expenses	97,711	104,161	236,036	298,567

Income before interest and income taxes	24,481	7,877	45,393	20,152
Interest expense (income), net	(51)	(292)	(64)	(980)

Income before income taxes	24,532	8,169	45,457	21,132
Income tax expense	6,271	2,072	11,737	5,367
Net income	$18,261	$6,097	$33,720	$15,765

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $10 and $30 in 2020 and $3 and $9 in 2019	$30	$8	$90	$25

Comprehensive income	$18,291	$6,105	$33,810	$15,790

Basic earnings per share:
Common Stock	$0.98	$0.31	$1.80	$0.79
Class A Common Stock	$0.94	$0.30	$1.71	$0.74

Diluted earnings per share:
Common Stock	$0.97	$0.31	$1.77	$0.77
Class A Common Stock	$0.93	$0.30	$1.70	$0.73

Cash dividends per share:
Common Stock	$0.20	$0.20	$0.55	$0.56
Class A Common Stock	$0.19	$0.19	$0.52	$0.53

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$33,720	$15,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,959	15,412
Share-based compensation expense	3,362	2,690
Gain from sale of land, property and equipment	(34,202)	(12)
Other	1,259	(1,249)
Changes in operating assets and liabilities:
Inventories	13,873	5,882
Customer deposits	58,287	10,387
Operating lease assets and liabilities, net	1,156	3,296
Other assets and liabilities	(4,997)	(2,761)
Accounts payable and accrued liabilities	13,404	8,957
Net cash provided by operating activities	99,821	58,367

Cash Flows from Investing Activities:
Capital expenditures	(7,205)	(12,446)
Proceeds from sale of land, property and equipment	74,399	2,268
Net cash provided by (used in) investing activities	67,194	(10,178)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	43,800	—
Payments of borrowings under revolving credit facility	(43,800)	—
Net change in borrowings under revolving credit facility	—	—

Dividends paid	(10,271)	(11,194)
Common stock repurchased	(19,708)	(19,316)
Other	(876)	(1,328)
Net cash used in financing activities	(30,855)	(31,838)

Increase in cash, cash equivalents and restricted cash equivalents during the period	136,160	16,351
Cash, cash equivalents and restricted cash equivalents at beginning of period	82,402	79,809
Cash, cash equivalents and restricted cash equivalents at end of period	$218,562	$96,160

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

Note B – COVID-19

In December 2019, a novel strain of coronavirus, subsequently named COVID-19, emerged from China and spread worldwide. The World Health Organization declared COVID-19 a pandemic and a national health emergency was declared by the United States beginning on March 1, 2020. In response, many states and local governments began a series of restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. In an effort to mitigate the spread of COVID-19 and protect our team members, customers, and communities, Havertys closed all of its stores on March 19 and halted deliveries on March 21, with the expectation at that time of reopening stores on April 2. Our stores remained closed during April and we reopened 103 locations on May 1 and the remaining 17 stores were reopened by June 20. We restarted our delivery operations on May 5.

The pandemic has resulted in significant economic disruption. Although our stores and other businesses are open others remain closed or are operating on a reduced scale. There continues to be sporadic resurgences in COVID-19 cases in several of our markets. We cannot reasonably estimate the impact on Havertys should the pandemic persist or worsen. Accordingly, the estimates and assumptions management made as of September 30, 2020 could change in subsequent interim reports and upon final determination at year-end, and it is reasonably possible that such changes could be significant (although the potential effects cannot be estimated at this time). The Company has evaluated subsequent events through the date the condensed consolidated financial statements covered by this quarterly report were issued.

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

For the three months ended September 30, 2020:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2020	$29,538	$2,054	$94,581	$304,900	$(2,027)	$(164,668)	$264,378
Net income				18,261			18,261
Dividends declared:
Common Stock, $0.20 per share				(3,423)			(3,423)
Class A Common Stock, $0.19 per share				(290)			(290)
Class A conversion	17	(17)					—
Acquisition of treasury stock						(12,899)	(12,899)
Amortization of restricted stock			1,325				1,325
Directors’ Compensation Plan			(5)				(5)
Other comprehensive income					30		30
Balances at September 30, 2020	$29,555	$2,037	$95,901	$319,448	$(1,997)	$(177,567)	$267,377

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the nine months ended September 30, 2020:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2019	$29,431	$2,054	$93,208	$295,999	$(2,087)	$(158,102)	$260,503
Net income				33,720			33,720
Dividends declared:
Common Stock, $0.55 per share				(9,475)			(9,475)
Class A Common Stock, $0.52 per share				(796)			(796)
Acquisition of treasury stock						(19,708)	(19,708)
Restricted stock issuances	107		(983)				(876)
Class A Conversion	17	(17)					—
Amortization of restricted stock			3,362				3,362
Directors’ Compensation Plan			314			243	557
Other comprehensive income					90		90
Balances at September 30, 2020	$29,555	$2,037	$95,901	$319,448	$(1,997)	$(177,567)	$267,377

For the three months ended September 30, 2019:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2019	$29,418	$2,058	$91,847	$291,573	$(1,448)	$(146,188)	$267,260
Net income				6,097			6,097
Dividends declared:
Common Stock, $0.20 per share				(3,617)			(3,617)
Class A Common Stock, $0.19 per share				(292)			(292)
Acquisition of treasury stock						(1,473)	(1,473)
Amortization of restricted stock			739				739
Directors’ Compensation Plan
Other comprehensive income					8		8
Balances at September 30, 2019	$29,418	$2,058	$92,586	$293,761	$(1,440)	$(147,661)	$268,722

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the nine months ended September 30, 2019:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2018	$29,079	$2,280	$91,394	$282,366	$(1,465)	$(129,025)	$274,629
Net income				15,765			15,765
Dividends declared:
Common Stock, $0.56 per share				(10,342)			(10,342)
Class A Common Stock, $0.53per share				(852)			(852)
Acquisition of treasury stock						(19,316)	(19,316)
Restricted stock issuances	117		(1,445)				(1,328)
Class A conversion	222	(222)					—
Amortization of restricted stock			2,690				2,690
Directors’ Compensation Plan			(53)			680	627
Other comprehensive income					25		25
Cumulative effect adjustment				6,824			6,824
Balances at September 30, 2019	$29,418	$2,058	$92,586	$293,761	$(1,440)	$(147,661)	$268,722

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $7.7 million at September 30, 2020 and $7.5 million at December 31, 2019 and are included in other assets. The related liabilities of the same amounts are included in other liabilities.

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

The Credit Agreement is a $60.0 million revolving credit facility secured by our inventory, accounts receivable, cash, and certain other personal property, and matures on September 27, 2024. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit. Amounts available to borrow are based on the lesser of the borrowing base or the $60.0 million-line amount. The credit facility contains covenants that, among other things, limit our ability to incur certain types of debt or liens, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The covenants also limit our ability to pay dividends if unused availability is less than $12.5 million.

We borrowed $43.8 million under the Credit Agreement in March 2020 and repaid the borrowings in June 2020. The interest rates on the outstanding balance were based on the three-month Euro dollar LIBOR rate plus 1.25% and on a weighted average basis was approximately 2.37%. Total interest paid under the Credit Agreement was $0.4 million for the nine months ended September 30, 2020.

The borrowing base was $14.6 million at September 30, 2020, there were no outstanding letters of credit, and the net availability was $14.6 million.

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

The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$29,725	13.7%	$33,564	16.0%	$76,638	15.1%	$95,501	16.2%
Dining Room Furniture	22,994	10.6	22,836	10.9	54,067	10.7	62,698	10.7
Occasional	19,220	8.8	16,125	7.7	46,665	9.2	47,070	8.0
	71,939	33.1	72,525	34.6	177,371	35.0	205,269	34.9
Upholstery	95,554	43.9	83,619	39.9	213,656	42.1	233,797	39.7
Mattresses	21,431	9.9	25,721	12.4	50,625	10.0	68,956	11.7
Accessories and Other (1)	28,590	13.1	27,455	13.1	65,261	12.9	80,433	13.7
	$217,513	100.0%	$209,320	100.0%	$506,913	100.0%	$588,455	100.0%

(1)	Includes delivery charges and product protection.

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

As of September 30, 2020, we had entered into one lease for an additional retail location which had not yet commenced and was under construction.

Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$11,596	$10,478	$33,111	$31,171
Short-term lease cost	—	30	—	70
Variable lease cost	1,627	1,572	3,825	4,384
Total lease expense	$13,223	$12,080	$36,936	$35,625

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,099	$30,130
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$83,550	$25,664

In April 2020, the Financial Accounting Standards Board issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the three months ended June 30, 2020, we received concessions from certain landlords in the form of rent deferrals and abatements. We have elected to account for these rent concessions as though enforceable rights and obligations for those concessions existed in the original lease agreements and have recorded a non-interest bearing payable for the deferred rent payments. The recognition of rent concessions did not have a material impact on our condensed consolidated financial statements as of September 30, 2020.

NOTE I – Income Taxes

Our effective tax rate for the nine months ended September 30, 2020 and 2019 was 25.8% and 25.4%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and additional tax expense from vested stock awards.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE J – Stock Based Compensation Plan

As more fully discussed in Note 14 of the notes to the consolidated financial statements in our 2019 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the nine months ended September 30, 2020:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)	Rights (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2019	234,810	20.93	214,809	21.38	7,500	18.14
Granted/Issued	145,375	20.42	120,727	20.42	—
Awards vested or rights exercised(1)	(122,114)	20.62	(44,875)	22.12	(7,500)	18.14
Forfeited	(7,670)	20.40	(76,766)	20.29	—	—
Outstanding at September 30, 2020	250,401	20.80	213,895	21.08	—	—
Restricted Units expected to vest	250,401	20.80	288,303	20.90	—	—

(1)	Includes shares repurchased from employees for employee’s tax liability.

The aggregate intrinsic value of outstanding service-based restricted stock awards was $5.2 million at September 30, 2020. The restrictions on the service-based awards generally lapse or vest annually, primarily over four-year and three-year periods.

The total fair value of performance-based restricted stock awards that vested during the nine months ended September 30, 2020 was $1.0 million. The aggregate intrinsic value of outstanding performance awards at September 30, 2020 expected to vest was $6.0 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a Black Scholes pricing model. The total intrinsic value of stock-settled appreciation rights exercised during the nine months ended September 30, 2020 was $18,000.

The compensation for all awards is charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $3.4 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively. Forfeitures are recognized as they occur. As of September 30, 2020, the total compensation cost related to unvested equity awards was approximately $7.2 million and is expected to be recognized over a weighted-average period of 2.2 years.

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

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Common:
Distributed earnings	$3,423	$3,617	$9,475	$10,342
Undistributed earnings	13,408	2,025	21,624	4,216
Basic	16,831	5,642	31,099	14,558
Class A Common earnings	1,430	455	2,621	1,207
Diluted	$18,261	$6,097	$33,720	$15,765

Class A Common:
Distributed earnings	$290	$292	$796	$852
Undistributed earnings	1,140	163	1,825	355
	$1,430	$455	$2,621	$1,207
Denominator:
Common:
Weighted average shares outstanding - basic	17,098	18,116	17,267	18,514
Assumed conversion of Class A Common Stock	1,526	1,536	1,530	1,637
Dilutive options, awards and common stock equivalents	240	241	241	293

Total weighted-average diluted Common Stock	18,864	19,893	19,038	20,444

Class A Common:
Weighted average shares outstanding	1,526	1,536	1,530	1,637

Basic earnings per share:
Common Stock	$0.98	$0.31	$1.80	$0.79
Class A Common Stock	$0.94	$0.30	$1.71	$0.74

Diluted earnings per share:
Common Stock	$0.97	$0.31	$1.77	$0.77
Class A Common Stock	$0.93	$0.30	$1.70	$0.73

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

We caution that our forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors. Such factors may include, among other things, the extent and duration of the disruption to our business operations caused by the health crisis associated with the COVID-19 pandemic, including the effects on the financial health of our business partners and customers, on supply chains and our suppliers, and on access to capital and liquidity provided by the financial and capital markets; our ability to maintain compliance with debt covenants and amend such credit facilities as necessary; disruptions in our suppliers' operations, including due to the impact of COVID-19, including potential problems with inventory availability and the potential result of the volatility or higher cost of product and international freight due to the high demand of products and low supply for an unpredictable period of time; disruptions in our third-party producers’ operations in foreign countries; changes in national and international legislation or government regulations or policies, including COVID-19 related orders and restrictions and changes to import tariffs and the unpredictability of such changes; failure of vendors to meet our quality control standards or to react to changes in legislative or regulatory frameworks; disruptions in our distribution centers; changes in general economic conditions, including unemployment, inflation (including the impact of tariffs); labor shortages and the Company's ability to successfully attract and retain employees in the current labor market; uncertain credit markets and other macroeconomic conditions; competitive product, service and pricing pressures; failure or weakness in our disclosure controls and procedures and internal controls over financial reporting; disruptions caused by a failure or breach of the Company's information systems and information technology infrastructure, as well as other risks and uncertainties discussed herein and in the Company's Annual Report on Form 10-K for 2019 (all of which risks may be amplified by the COVID-19 pandemic) and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 and from time to time in the Company's subsequent filings with the SEC.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted in significant economic disruption and adversely impacted our business. We closed our stores and ceased delivery operations in the second half of March 2020. Affected team members were paid during this period and most corporate personnel transitioned to working remotely. On April 1, we extended our store closure for another 30 days and furloughed 3,033 team members or approximately 87% of our workforce. During this period, we paid the cost of enrolled health benefits of those furloughed. Given the dramatic shock to the economy caused by the pandemic and uncertainty of the ongoing impact, we made a permanent reduction in our workforce of approximately 1,200 team members effective April 30 and extended the furlough of approximately 730 team members until June 1. We reopened 103 of our stores on May 1 and the remaining 17 were opened by June 20 and deliveries restarted on May 5.

Our business has been very strong since reopening.  Consumers not negatively impacted financially are spending on their homes.  Our online shopping and chat surged during the second quarter and continues to outpace our first quarter activity. Store traffic has increased as customers shop online but want to touch, see, and comfort test before purchasing. Consumers are also favoring quality over price and our average ticket has risen. We continue to work closely with local authorities and follow the guidance of the Centers for Disease Control and Prevention (“CDC”), implementing enhanced cleaning measures, social distancing, and the utilization of face masks for the safety of team members, customers, and communities.

Demand is outpacing product availability in certain categories. Manufacturers are challenged to ensure safe work environments and have encountered some raw material shortages. We are continuing to assess our staffing needs and have encountered difficulties in increasing our distribution and delivery capacity.
aaaa
We have taken several steps to strengtaahen our financial position and maintain financial flexibility by reviewing operating expenses, evaluating merchandise purchases, reducing capital expenditures,  temporarily borrowing $43.8 million on our credit facility (which has since been repaid), and completing a $70.0 million sale-leaseback transaction in May.

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

We closed our stores on March 19 and ceased delivery operations on March 21. Most stores reopened on May 1 and total written sales for the two months ended June 30, 2020 were up 13.9% and written comparable store sales were up 17.5% compared to the same two-month period in 2019.  Our written business remained strong during the third quarter of 2020.  Total written sales were up 22.8% and written comparable store sales rose 22.6% over the same period last year.

Our delivery capacity was reduced as part of our business continuity plan. Deliveries resumed on May 5 with reduced personnel and capacity and total sales from May 5 through June 30, 2020 were down 13.4% compared with the same period of 2019. We adjusted our operations during the third quarter in an effort to restore our previous delivery capacity. We are also working with our vendors to accelerate orders as demand is outpacing product availability in certain categories. Total sales for the third quarter of 2020 were up 3.9% and comparable-store sales were up 4.0% over the same period in 2019.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following outlines our sales and comparable store or “comp-store” sales increases and decreases for the periods indicated (dollars in millions, amounts and percentages may not always add to totals due to rounding. NM = not meaningful):

	2020					2019
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1_	$179.4	(4.2)%	$(7.8)	NM	NM	$187.2	(6.1)%	$(12.2)	(4.7)%	$(9.2)
Q2_	110.0	(42.7)	(81.9)	NM	NM	191.9	(3.5)	(6.9)	(2.3)	(4.5)
Q3_	217.5	3.9	8.2	4.0%	$8.4	209.3	(0.6)	(1.2)	(0.4)	(0.8)
Nine months ended September 30	$506.9	(13.9)%	$(81.5)	NM	NM	$588.5	(3.3)%	$(20.3)	(2.4)%	$(14.5)

Comp-store sales for the periods presented are sales made on our website and from stores open throughout the period and the corresponding prior year period.  If a store expansion results in a 10% or greater increase in selling square footage, its sales are removed from the comparable store sales base until it has been open a full 12 months. Accordingly, our comp-store sales may not be comparable to similar measures presented by other companies. The computation of comp-store sales for the first and second quarters of 2020 and nine months ended September 30, 2020 is not meaningful since all stores were closed for a period of time during these periods.

Gross Profit

Gross profit for the third quarter of 2020 was 56.2%, up 270 basis points compared to the prior year period of 53.5%. The increase is primarily due to merchandise pricing and mix, and reductions in inventory markdowns and a smaller negative LIFO impact. Gross profit for the first nine months of 2020 was 55.5% compared to 54.2% for the same period of 2019.

We expect gross profit margins for the fourth quarter of 2020 as a percentage of sales will be comparable to the third quarter of 2020 level based on current estimates of product and freight costs and changes in our LIFO reserve.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”) as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A costs for the nine months ended September 30, 2020 reflect the impact of our stores being closed from the last half of March through April and the operational changes implemented under our business continuity plan. SG&A dollars decreased $28.5 million for the nine months ended September 30, 2020 compared to the same prior year period.

During April, virtually all team members in our store and distribution operations were furloughed and warehouse and corporate office personnel were furloughed to a minimum level for necessary operations. We covered the health benefits premiums for those furloughed which totaled approximately $2.1 million. Salaries and wages for the furloughed team members was approximately $9.9 million. We reduced our workforce by approximately 35% effective April 30 and paid severance costs of approximately $1.7 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SG&A dollars decreased $4.1 million for the third quarter of 2020 compared to the same prior year period. The reduction is primarily from lower advertising spend of $2.5 million and the impact of restrictions on travel, meetings and related expenses of $1.8 million. The reduction in workforce contributed to lower salaries, wages, payroll taxes and benefits of $5.6 million which was completely offset by higher commission expense and incentive compensation.

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

Our SG&A costs for the third quarter of 2020 as a percent of sales was 46.0% and 49.8% for the same period in 2019.

The following table outlines our SG&A expenses by classification:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$37,678	17.3%	$38,104	18.2%	$93,685	18.5%	$108,410	18.4%
Fixed and discretionary	62,419	28.7	66,057	31.6	176,596	34.8	190,414	32.4
	$100,097	46.0%	$104,161	49.8%	$270,281	53.3%	$298,824	50.8%

The variable expenses in dollars were lower in the third quarter of 2020 compared to 2019 primarily due to a $1.0 million reduction in warehouse and transportation costs resulting in part from wages for positions eliminated in April that we are working to replace.

The variable expenses for the nine months ended September 30, 2020 include payment of approximately $4.3 million in wages during the last weeks of March when stores were closed and deliveries were halted and the payment of health benefits for furloughed team members. We have offset a portion of the wages and health benefits costs with an expected recovery via the CARES Act as described in Note B of the Notes to the Condensed Consolidated Financial Statements.

Fixed and discretionary expenses were impacted in the third quarter of 2020 primarily by reductions in advertising spending and travel and meeting expenses compared to the prior year quarter. Changes in these categories were the primary drivers of the reductions in dollars for the nine months ended September 30, 2020.

Our variable type expenses within SG&A for the fourth quarter of 2020 are anticipated to be 17.8% versus 18.2% for the same period in 2019. Fixed and discretionary expenses are expected to be approximately $67.0 to $69.0 million for the fourth quarter of 2020 compared to $69.6 million for the same costs in the fourth quarter of 2019.

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

Summary of Cash Activities

Our cash flows provided by operations was $99.8 million in the first nine months of 2020 compared to $58.4 million for the same period of 2019. This increase was primarily due to larger decreases in inventories in 2020 versus 2019 and larger increases in customer deposits in 2020 versus 2019. For additional information about the changes in our assets and liabilities refer to our Balance Sheet Changes discussion below.

Our cash flows provided by investing activities totaled $67.2 million in the first nine months of 2020 versus $10.2 million used in investing activities for the same period of 2019. This increase in 2020 was primarily due to $69.5 million in net proceeds from our sale-leaseback transaction in 2020 partly offset by higher capital expenditures in 2019 compared to 2020.

Financing activities used cash of $30.9 million in the first nine months of 2020 compared to $31.8 million for the same period of 2019.

Balance Sheet Changes for the Nine Months Ended September 30, 2020

Our balance sheet as of September 30, 2020, as compared to our balance sheet as of December 31, 2019, changed as follows:

•	increase in cash and cash equivalents of $136.1 million, primarily due to the $69.5 million of net proceeds from the sale-leaseback transaction and the $58.3 million increase in customer deposits;
•	decrease in inventories of $13.9 million as sales have grown;
•	decrease in property and equipment, net of $46.9 million, primarily due to the sale-leaseback of three warehouse facilities;
•	increase in right-of-use lease assets of $60.3 million primarily due to the sale-leaseback of three warehouse facilities;
•	increase in customer deposits of $58.3 million due to an increase in undelivered sales; and
•	increase of $61.5 million of lease liabilities primarily due to the sale-leaseback transaction.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Store Plans and Capital Expenditures

Location	Opening Quarter Actual or Planned	Category
Atlanta, GA	Q-1-20	Closure
Dallas/Ft. Worth, TX	Q-3-20	Open
Dallas, TX	Q-3-20	Closure
Myrtle Beach, SC	Q-1-21	Open-New Market

Net selling space in 2020 is expected to be slightly down compared to 2019.  Total capital expenditures are estimated to be $11.4 million in 2020 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements or obligations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2019. Our exposure to market risk has not changed materially since December 31, 2019.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, team members have shifted to a rotating work from home and office environment. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is described under the subheading “Business and Basis of Presentation” in Note A of the Notes to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, including the risk factors set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.

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

•	We reopened 103 stores on May 1 and the remaining 17 were reopened by June 20.
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

•
Our liquidity has been negatively impacted and will be subject to further negative impact if our stores are not able to sustain normal operations. We may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors.

•
The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the pandemic. The situation is changing rapidly, and future impacts may materialize that are not yet known.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986. On February 26, 2020, the board approved an additional repurchase amount of $30.0 million to bring the total available share repurchase authorization to approximately $34.9 million. The stock repurchase program has no expiration date, but may be terminated by our board at any time. The balance of the current authorization for purchases was approximately $16.8 million at September 30, 2020.

The following table presents information with respect to our repurchase of Havertys’ common stock during the third quarter of 2020:

	(a)	(b)	(c)	(d)

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
			as Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
	Shares Purchased	Paid Per Share	Programs	Programs
July 1 – July 31	—	—	—	$29,712,900
August 1 – August 31	178,475	$19.44	178,475	$26,242,500
September 1 – September 30	435,579	$21.64	435,579	$16,814,700
Total	614,054		614,054

Item 6.          Exhibits

(a)  Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended and restated effective May 8, 2018 (Exhibit 3.1 to our Current Report on form 8-K dated May 10, 2018).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: November 4, 2020	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)