Form 10-K
period 2020-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2021-03-09
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number: 1-14445

HAVERTY FURNITURE COMPANIES, INC.

Maryland	58-0281900
(State of Incorporation)	(IRS Employer Identification Number)

780 Johnson Ferry Road, Suite 800,Atlanta, Georgia 30342
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $291,882,249 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).

There were 16,744,079 shares of common stock and 1,467,580 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 28, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAVERTY FURNITURE COMPANIES, INC.
Annual Report on Form 10-K for the year ended December 31, 2020

FORWARD-LOOKING STATEMENTS
In addition to historical information, this document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition and the anticipated impact on our business of the COVID-19 pandemic. These statements are within the meaning of Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934.

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

Although we believe that our plans, intentions and expectations as reflected in or suggested by any forward-looking statements are reasonable, they are not guarantees. Actual results may differ materially from our anticipated results described or implied in our forward-looking statements, and such differences may be due to a variety of factors. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include, but are not limited to, the following items, in addition to those matters described in Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	The COVID-19 pandemic and its effect on our businesses and results of operations;
•	Competition from national, regional and local retailers of home furnishings;
•	Our failure to anticipate changes in consumer preferences;
•	Importing a substantial portion of our merchandise from foreign sources;
•	Significant fluctuations and volatility in the cost of raw materials and components;
•	Our dependence on third-party producers to meet our requirements;
•	A failure by our vendors to meet our quality control standards or comply with changes to the legislative or regulatory framework regarding product safety;
•	Risks in our supply chain;
•	The rise of oil and gasoline prices;
•	Increased transportation costs;
•	Damage to one of our distribution centers;
•	The vulnerability of our information technology infrastructure;
•	Changes in economic conditions; and
•	Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings.
i

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

ii

ITEM 1.          BUSINESS
Unless otherwise indicated by the context, we use the terms “Havertys," "we," "our," or "us" when referring to the consolidated operations of Haverty Furniture Companies, Inc. and subsidiary.

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

Havertys has grown to 120 stores in 16 states in the Southern and Midwest regions. All of our retail locations are operated using the Havertys name and we do not franchise our stores. Our customers are generally college educated women in middle to upper-middle income households. Our brand recognition is very high in the markets we serve, and consumer surveys indicate Havertys is associated with a high level of quality, fashion, value, and service.

Merchandise and Revenues

We develop our merchandise selection with the tastes of the diverse “on trend” consumer in mind. A wide range of styles from traditional to contemporary are in our core assortment and virtually all of the furniture merchandise we carry bears the Havertys brand. We also tailor our product offerings to the needs and tastes of the local markets we serve emphasizing more “coastal,” “western” or “urban” looks as appropriate. Our custom upholstery programs and eclectic looks are an important part of our product mix and allow the on-trend consumer more self-expression.

We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer. We carry nationally well-known mattress product lines such as Tempur-Pedic®, Serta® and Sealy® in addition to our private label SkyeTM.

Our customers use varying methods to purchase or finance their sales. As an added convenience to our customers, we offer financing by third-party finance companies. Sales financed by the third-party providers are not Havertys’ receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. Slightly less than one-third of our sales are third-party financed. The fees we pay to the third-party are included in our selling, general, and expenses (“SG&A”) as a selling expense.

Stores

As of December 31, 2020, we operated 120 stores serving 84 cities in 16 states with approximately 4.4 million retail square feet. Our stores range in size from 19,000 to 60,000 selling square feet with the average being approximately 35,000 square feet. We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings. The store’s location and curb appeal are important to the middle to upper-middle income consumer that we target, and attractive facades complement the quality and style of our merchandise. Interior details are also important for a pleasant and inviting shopping experience. We are very intentional in having open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.

We currently have no plans to expand outside our distribution footprint and there are a limited number of markets that we do not currently serve that are expansion candidates.  We are evaluating certain existing stores for relocation or closure. We do not expect a significant increase in our retail square footage in 2021.

Online Presence

We consider our website an extension of our brick-and-mortar locations and not a separate segment of our business. Most customers will use the internet for inspiration and as a start to their shopping process to view products and prices. Our website features a variety of helpful tools including a design center with room planners, upholstery customization, and inspired accessories to create shareable “Idea Boards.” A large number of product reviews written by our customers are also provided, which some consumers find important in the decision-making process.

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

Our website traffic, as expected, increased dramatically due to the COVID-19 pandemic as people spent more time in their homes and were reluctant or not able to shop in our stores. During April when our stores were closed, we reassigned a number of our store personnel to serve as online chat agents and our in-home designers shifted to virtual visits. Once our stores reopened, we continued to see a rise in the completion of the sales process online. Our total sales completed online for 2020 increased 65% over 2019 and were approximately 4.4% of our total 2020 sales. This level of sales makes our website our highest performing “store.”

We believe offering a direct-to-customer business complements our retail store operations as we serve the customer in the method of their choosing and leverage the power of high touch service and online capabilities.

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. There has been growth in the e‑commerce channel both from internet only retailers and those with a brick-and-mortar presence. The degree and sources of brick-and-mortar retail competition varies by geographic area. We compete with numerous individual retail furniture stores as well as national and regional chains. Retail stores opened or operated by furniture manufacturers in an effort to control and protect the distribution prospects of their branded merchandise compete with us in certain markets.  Mass merchants, certain department stores, and some electronics and appliance retailers also have limited furniture product offerings.

We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of promotional price-oriented furniture stores. Our online presence provides most elements of a seamless, omni-channel approach that many of our competitors do not have or cannot replicate. We consider the expansion of our custom order capabilities, free in-home design service, the tailoring of merchandise on a local market basis, and the ability to make prompt delivery of orders through maintenance of inventory, significant competitive advantages.

Suppliers and Supply Chain

We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 45% of our product purchases during 2020. Most of our wood products, or “case goods,” are imported from Asia. Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.

We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers. We have dedicated quality control specialists on-site during production to ensure the items meet our specifications. Our direct import team works with industry designers and manufacturers in some of the best factories throughout Asia. Approximately 17% of our case goods sales and 8% of our upholstery sales in 2020 were generated by our direct imports.

The longer lead times required for deliveries from overseas factories and the production of merchandise exclusively for Havertys makes it imperative for us to have both warehousing capabilities and end-to-end supply chain visibility. Our merchandising team provides input to the automated procurement process in an effort to maintain overall inventory levels within an appropriate range and reduce the number of written sales awaiting product delivery. We use real-time information to closely follow our import orders from the manufacturing plant through each stage of transit and using this data can more accurately set customer delivery dates prior to receipt of product.

Demand created by the "nesting" response generated by COVID-19 is outpacing product availability in certain categories. Manufacturers are challenged to ensure safe work environments and have encountered some raw material shortages. Product manufactured in Asia is also impacted by shipping capacity. We believe that the current volatility in our supply chain will improve by the third quarter of 2021.

Distribution

We believe that our distribution and delivery system is one of the best in the retail furniture industry and provides us with a significant competitive advantage. Our distribution system uses a combination of three distribution centers (“DCs”) and four home delivery centers (“HDCs”). The DCs receive both domestic product and containers of imported merchandise. A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for random storage in the warehouse and efficient scheduling and changing of the workflow. The DCs are also designed to shuttle prepped merchandise up to 250 miles for next day home deliveries and serve HDCs within a 500-mile radius. The HDCs provide service to markets within an additional 200 miles. We use a third-party to handle over-the-road delivery of product from the DCs to the HDCs and market areas. We use Havertys team members for executing home delivery, and have branded this service “Top Drawer Delivery,” an important function serving as the last contact with our customers in the purchase process. Operating standards in our warehouse and delivery functions provide measurements for determining staffing needs and increasing productivity.

When we restarted our operations after a six-week pause we had reduced delivery capacity due to fewer personnel. Time between purchase and delivery moved from our normal 3 to 5 days to as much as 3 to 5 weeks when inventory and associate shortages were most acute. Purchases made at the end of 2020 of in-stock product were delivered within 1 to 2 weeks as we have added additional team members, but for certain merchandise, delivery times can be up to 12 weeks.

OHDC
MHDC
VHDC
WDC
EDC
GCHDC
FDC
Regional Distribution Center
Home Delivery Center
Store Location

Seasonality

Our business is affected by traditional retail seasonality, advertising and promotion programs, and general economic trends.  We typically achieve our smallest quarter by revenues in the second quarter and the largest in the fourth quarter. The “nesting” response generated by COVID-19 created outsized demand beginning in the second quarter of 2020. In 2018, our fourth quarter sales did not match historical patterns as business surrounding the traditional holiday shopping periods around Thanksgiving and Christmas was significantly lower than in the prior years.

Human Capital Resources

As of December 31, 2020, Havertys’ total workforce was 2,766: 1,534 in our retail store operations, 992 in our warehouse and delivery points, 173 in our corporate operations, and 67 in our customer-service call centers. None of our team members is a party to a union contract. See Management’s Discussion & Analysis – Impact of COVID-19 for more information.

Health and Safety
We were a leader in our industry as we closed our retail stores and paused distribution operations in mid-March to help protect the health and safety of our team members. Since reopening in May, we are carefully following CDC guidelines and have established a number of safety protocols, including face covering and physical distance requirements, enhanced cleaning, encouraging daily self-health checks, voluntary temperature screening stations, and access to virtual primary care physicians at no cost. We also have a multi-disciplinary team coordinating responses to COVID-19 tests due to illness or exposure and positive COVID-19 tests. As part of that process, we have developed a robust contact tracing program to identify team members who were in close contact with an ill colleague in the workplace.

We care about our teammates, customers, and the communities we serve. We have a strong safety program that focuses on implementing policies and training programs to ensure our team members can leave their job and return home safely, every day. This focus has resulted in a reduction of our frequency of injury claims of 43.4% over five years (2016 – 2020) and our self-insured loss rates are down 38.2% over the same period. This commitment and focus have enabled us to restart our business operations without sacrificing the safety of our teammates and customers.

Diversity
Integrity and teamwork are two of our core values. These drive our approach in our everyday operations with our customers, suppliers and teammates and we believe that the best results happen when we work together. At Havertys, we see strength in America's many faces, cultures, and colors. Each person offers a unique point of view and presents a fresh perspective. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work.

Retention
Our compensation programs are designed to attract, retain, and motivate team members to achieve superior results. Havertys’ total compensation for teammates includes a variety of components including competitive pay consistent with positions, skill levels, experience, and knowledge. We also offer competitive benefits, including access to healthcare plans, financial and physical wellness programs, paid time off, parental leave and retirement benefits.

We are committed to supporting our teammates’ continuous development of professional, technical and leadership skills through corporate training programs, access to digital learning resources and through partnerships with local technical learning institutions. In 2020, Havertys team members consumed approximately 119,000 hours of learning. We also offer the ability for team members to pursue degree programs, professional certificates, and individual courses in strategic fields of study through our tuition reimbursement program.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.havertys.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The SEC also maintains a website that contains our SEC filings at www.sec.gov.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has had, and will likely continue to have, a material effect on our business and results of operations.

The impacts of COVID-19 and measures to prevent its spread across the globe have affected businesses in a number of ways. When we extended the pause on our operations at the end of March 2020, there was significant uncertainty as to when we could resume business. As part of our business continuity plan, we made a permanent reduction in our workforce, and raised capital via a sale-leaseback of our distribution facilities. Since we restarted our operations, business has been very strong. The trend of “nesting” spending has generated additional consumer activity in our industry and strained inventory production and supply chains.  Additionally, the COVID-19 pandemic has caused us to require all team members to follow health guidelines including the wearing of masks and practicing social distancing, and for some team members increased the use of remote work and video meetings, all which could negatively impact our business and harm productivity and collaboration.

The impact of COVID-19 on our business also generally depends on the extent of restrictive governmental measures taken that affect day-to-day life and the length of time that such measures remain in place to respond to COVID-19, further deterioration of the global economy and the rollout and widespread availability of the vaccine. Consumers, once “freed” from COVID-19 restrictions, may shift their spending to other discretionary purchases. At this point, it is impossible to predict the extent and duration and the degree to which our results of operations will continue to be affected.

COVID-19 may also have the effect of heightening many of the other risks set forth below.

Risks Related to Our Business

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

Based on product costs, approximately 55% of our total furniture purchases (which exclude accessories and mattresses) in 2020 were for goods not produced domestically. All our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such changes, if they occur, could have one or more of the following impacts:

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

We are dependent upon the ability of our third-party producers to meet our requirements; any failures by these producers, or the unavailability of suitable suppliers at reasonable prices or limitations on our ability to source from third-party producers may negatively impact our ability to deliver quality merchandise to our customers on a timely basis or result in higher costs or reduced net sales.

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

Our revenue can be adversely affected by risks in our supply chain.

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

Our information technology infrastructure is vulnerable to challenges that could harm our business.

Our ability to operate our business from day to day, in particular our ability to manage our point-of-sale, distribution system and payment information, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to communicate customer information, provide real-time inventory information, and to handle all facets of our distribution system from receipt of goods in the DCs to delivery to our customers’ homes.

The failure of these systems to operate effectively, problems with integrating various data sources, challenges in transitioning to upgraded or replacement systems, difficulty in integrating new systems, or a breach in security of these systems could adversely impact the operations of our business.

Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyber-attackers, including ransomware attacks, can be sponsored by countries or sophisticated criminal organizations or be the work of single "hackers" or small groups of "hackers."

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

Risks Related to Our Industry

Changes in economic conditions could adversely affect demand for our products.

A large portion of our sales represents discretionary spending by our customers. Demand for our products is generally affected by a number of economic factors including, but not limited to: interest rates, housing starts, sales of new and existing homes, housing values, the level of mortgage refinancing, consumer confidence, debt levels and retail trends. Declining stock market values, rising food and energy costs, and higher personal taxes adversely affect demand. A decline in economic activity and conditions in the markets in which we operate would adversely affect our financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Stores
Our retail store space at December 31, 2020 totaled approximately 4.4 million square feet for 120 stores.  The following table sets forth the number of stores we operated at December 31, 2020 by state:

State	Number of Stores	State	Number of Stores
Florida	29	Maryland	4
Texas	22	Arkansas	3
Georgia	17	Louisiana	3
North Carolina	8	Kentucky	2
Virginia	8	Missouri	2
South Carolina	6	Ohio	2
Alabama	6	Indiana	1
Tennessee	6	Kansas	1

The 38 retail locations which we owned at December 31, 2020 had a net book value for land and buildings of $68.8 million. The remaining 82 locations are leased by us with various termination dates through 2035 plus renewal options.

Distribution Facilities
We lease our regional distribution facilities in the following locations:

Location	Approximate Square Footage
Braselton, Georgia	808,000
Coppell, Texas	394,000
Lakeland, Florida	335,000
Colonial Heights, Virginia	129,000
Fairfield, Ohio	50,000
Theodore, Alabama	42,000
Memphis, Tennessee	30,000

Corporate Facilities
We lease approximately 48,000 square feet on two floors of a suburban mid-rise office building located at 780 Johnson Ferry Road, Suite 800, Atlanta, Georgia.

We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report under Item 7 of Part II.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our properties is the subject.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the names, ages and current positions of our executive officers and, if they have not held those positions for the past five years, their former positions during that period with Havertys or other companies.

Name, age and office (as of March 1, 2021) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Clarence H. Smith	70	Chairman of the Board Chief Executive Officer Director	2012 2002 1989	President and Chief Executive Officer, 2002-March 1, 2021
Steven G. Burdette	59	President	2021	Executive Vice President, Operations 2017-March 1, 2021 Executive Vice President, Stores, 2008-2017
J. Edward Clary	60	Executive Vice President, and Chief Information Officer	2015	Senior Vice President, Distribution and Chief Information Officer 2008-2015
John L. Gill	57	Executive Vice President, Merchandising	2019	Senior Vice President, Merchandising 2018-2019; Vice President, Merchandising 2017-2018; Vice President, Operations 2015-2017; Eastern Regional Manager 2016-2018.
Richard B. Hare	54	Executive Vice President and Chief Financial Officer	2017	Senior Vice President, Finance, Treasurer and Chief Financial Officer of Carmike Cinemas, Inc., 2006-2016

Name, age and office (as of March 1, 2021) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Helen B. Bautista	54	Senior Vice President, Marketing	2021
Vice President, Marketing for Havertys, 2019-March 1, 2021;
Senior Vice President Group Account Director, 2018-2019, Vice President Group Account Director 2016-2018, Group Account Director, 2013-2016 all for Fitzco, a McCann World Group Agency.

Kelley A. Fladger	51	Senior Vice President and Chief Human Resources Officer	2019
Vice President, Human Resource Services, 2016-2019 and Chief Diversity and Inclusion Officer, 2017-2019 for Perdue Farms, Inc.;
Vice President, People Strategy and Corporate Human Resources 2014-2016 for Belk, Inc.

Rawson Haverty, Jr.	64	Senior Vice President, Real Estate and Development Director	1988 1992	Has held this position for the last five years
Jenny Hill Parker	62	Senior Vice President, Finance, and Corporate Secretary	2019	Senior Vice President, Finance, Treasurer and Corporate Secretary 2010-2019
Janet E. Taylor	59	Senior Vice President, General Counsel	2010	Has held this position for the last five years

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

Stockholders

Based on the number of individual participants represented by security position listings, there are approximately 6,503 holders of our common stock and 166 holders of our Class A common stock as of February 23, 2021.

Dividends

We have historically paid and expect to continue to pay for the foreseeable future, quarterly cash dividends on our Common Stock and Class A Common Stock. The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividend is considered. We have paid a cash dividend in each year since 1935. Our credit agreement includes covenants that may restrict our ability to pay dividends. For more information, see Note 5, “Credit Arrangement,” and Note 9, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements.

Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities
We did not repurchase any shares of our outstanding common stock during the three months ended December 31, 2020.

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P Smallcap 600 Index for the period of five years commencing December 31, 2015 and ended December 31, 2020. The graph assumes an initial investment of $100 on January 1, 2015 and reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Haverty Furniture Companies Inc.
Haverty Furniture Companies Inc. A
S&P SmallCap 600 Index
SIC Codes 5700-5799
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020

ASSUMES $100 INVESTED ON DEC. 31, 2015
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2020

	2015	2016	2017	2018	2019	2020

HVT	$100.00	$118.25	$114.92	$103.42	$115.40	$176.36
HVT-A	$100.00	$116.70	$118.00	$100.12	$113.97	$181.20
S&P SmallCap 600 Index	$100.00	$126.56	$143.30	$131.15	$161.03	$179.20
SIC Codes 5700-5799	$100.00	$99.39	$123.98	$98.42	$144.67	$192.23

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data and non-GAAP financial measures should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the “Consolidated Financial Statements and the Notes to Consolidated Financial Statements” included in Item 8 below.

	Year ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Results of Operations
Net sales	$748,252	$802,291	$817,733	$819,866	$821,571
Net sales change over prior year	(6.7)%	(1.9)%	(0.3)%	(0.2)%	2.1%
Comp-store sales change over prior year	5.0%	(1.4)%	0.3%	(1.3)%	2.1%
Gross profit	418,994	434,488	446,542	444,923	443,337
Percent of net sales	56.0%	54.2%	54.6%	54.3%	54.0%
Selling, general and administrative expenses(1)	377,288	407,456	404,856	402,884	399,236
Percent of net sales	50.4%	50.8%	49.5%	49.1%	48.6%
Income before income taxes(1)(2)	76,731	28,724	40,408	43,223	45,821
Net income(1)(2)	59,148	21,865	30,307	21,075	28,356
Share Data
Diluted earnings per share
Common Stock(1)(2)	$3.12	$1.08	$1.42	$0.98	$1.300
Class A Common Stock	3.04	1.03	1.39	0.94	1.270
Cash dividends – amount per share:
Common Stock(3)	$2.77	$0.76	$1.72	$0.54	$1.440
Class A Common Stock(3)	$2.62	$0.72	$1.63	$0.51	$1.365
Shares outstanding (in thousands):
Common Stock	16,738	17,581	18,780	19,452	19,287
Class A Common Stock	1,474	1,531	1,757	1,767	1,818
Total shares	18,212	19,112	20,537	21,219	21,104
Financial Position
Inventories	$89,908	$104,817	$105,840	$103,437	$102,020
Capital expenditures	$10,927	$16,841	$21,473	$24,465	$29,838
Depreciation/amortization expense	18,207	20,596	29,806	30,516	29,045
Total assets	$680,372	$560,072	$440,179	$461,329	$454,505
Total debt(4)	—	—	50,803	54,591	55,474
Stockholders’ equity	252,967	260,503	274,629	294,142	281,871
Debt to total capital	N/A	N/A	15.6%	15.7%	16.4%
Net cash provided by operating activities(2)	130,191	63,419	70,392	52,457	60,054
Other Supplemental Data:
Employees	2,766	3,425	3,418	3,551	3,656
Retail sq. ft. (in thousands) at year end	4,352	4,426	4,417	4,517	4,494
Annual sales per weighted average sq. ft.(5)	$173	$183	$185	$185	$188

Due to rounding amounts may not add to totals.
(1)	Includes impairment loss of $2.4 million, or $1.8 million after tax, on a retail store in the fourth quarter of 2019 which impacted diluted earnings per share $0.09.
(2)	Includes gain of $31.6 million on a sale-leaseback transaction in the second quarter of 2020 which impacted diluted earnings per share $1.24.
(3)
Includes special dividends of $2.00 for Common Stock and $1.90 for Class A Common Stock paid in the fourth quarter of 2020 and $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2018 and 2016.

(4)	Debt is comprised completely of lease obligations accounted for under ASC 840, prior to adoption of ASU 2016-02.
(5)	Stores were closed and delivery operations were paused for approximately six weeks due to COVID-19.

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

Our Business
We sell home furnishings in our retail stores and via our website and record revenue when the products are delivered to our customer. Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles. Our commissioned sales team members receive a high level of product training and are provided a number of tools with which to serve our customers. We also have over 120 in‑home designers serving most of our stores. These individuals work with our sales team members to provide customers additional confidence and inspiration in their furniture purchase journey. We do not outsource the delivery function, something common in the industry, but instead ensure that the “last contact” is handled by a customer-oriented Havertys delivery team. We are recognized as a provider of high-quality fashionable products and exceptional service in the markets we serve.

Impact of COVID-19
The COVID-19 pandemic has resulted in significant economic disruption and impacted our business. We closed our stores and ceased delivery operations in the second half of March 2020. Affected team members were paid during this period and most corporate personnel transitioned to working remotely. On April 1, we extended our store closure for another 30 days and furloughed 3,033 team members or approximately 87% of our workforce. During this period, we paid the cost of enrolled health benefits of those furloughed. Given the dramatic shock to the economy caused by the pandemic and uncertainty of the ongoing impact, we made a permanent reduction in our workforce of approximately 1,200 team members effective April 30 and extended the furlough of approximately 730 team members until June 1. We reopened 103 of our stores on May 1 and the remaining 17 were opened by June 20 and deliveries restarted on May 5.

We took several steps in April and May to strengthen our financial position and maintain financial flexibility by reviewing operating expenses, evaluating merchandise purchases, reducing capital expenditures, temporarily borrowing $43.8 million on our credit facility (which has since been repaid), and completing a $70.0 million sale‑leaseback transaction in May.

Our business has been very strong since reopening. Consumers not negatively impacted financially are spending on their homes. Our online shopping and chat surged during the second quarter and continues to outpace our first quarter activity. Store traffic has increased as customers shop online but want to touch, see, and comfort test before purchasing. Consumers are also favoring quality over price and our average ticket has risen. We continue to work closely with local authorities and follow the guidance of the Centers for Disease Control and Prevention (“CDC”), implementing enhanced cleaning measures, social distancing, and the utilization of face masks for the safety of our team members, customers, and communities.

Demand is outpacing product availability in many categories. Manufacturers are challenged to ensure safe work environments and have encountered raw material shortages and transportation capacity issues. Our supply chain and sales teams, supported by a strong IT infrastructure, are working to communicate with customers and manage delivery expectations.

The COVID-19 pandemic is complex and continues to evolve with the vaccine rollout. At this point, we cannot reasonably estimate the duration of the pandemic’s influence on consumers and the “nesting” economy.

Management Objectives
Management is focused on capturing more market share and increasing sales per square foot of showroom space. This organic growth will be driven by concentrating our efforts on our customers with improved interactions highlighted by new products, high touch service and better technology. The Company’s strategies for profitability include gross margin focus, targeted marketing initiatives, productivity and process improvements, and efficiency and cost-saving measures. Our focus is to serve our customers better and distinguish ourselves in the marketplace.

Key Performance Indicators
We evaluate our performance based on several key metrics which include net sales, comparable store sales, written comparable store sales, sales per square foot, gross profit, operating costs as a percentage of sales, EBITDA, cash flow, and earnings per share. The goal of utilizing these measurements is to provide tools in economic decision-making such as store growth, capital allocation and product pricing. We also employ metrics that are customer focused (customer satisfaction score, on-time-delivery and quality), and internal effectiveness and efficiency metrics (average sale per ticket, closing ratios per customer store visit, inventory out-of-stock, exceptions per deliveries, and lost time incident rate).  These measurements aid us in determining areas of our operations that are in need of additional attention but are not evaluated in isolation from others, so as not to conflict with our company goals.

Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores and website by comparing the growth in sales in store and online for a particular month over the corresponding month in the prior year. Stores are considered non-comparable if they were not open during the corresponding month in the prior year or if the selling square footage has been changed significantly. Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales. Stores closed during March, April, May and June were excluded from comp-store sales. The method we use to compute comp-store sales may not be the same method used by other retailers. We record our sales when the merchandise is delivered to the customer. We also track “written sales” and “written comp-store sales” which represents customer orders prior to delivery. The lag time between customers placing orders and delivery has grown in 2020 due to demand outpacing merchandise supply. As a retailer, comp‑store sales and written comp‑store sales are an indicator of relative customer spending and store performance. Comp-store sales, total written sales and written comp-store sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with US GAAP.

Net Sales

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2020			2019			2018
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
_Q1	$179.4	(4.2)%	11.6%	$187.2	(6.1)%	(4.7)%	$199.4	(0.5)%	(1.1)%
_Q2	110.0	(42.7)	(15.2)	191.9	(3.5)	(2.3)	198.8	1.0	1.3
_Q3	217.5	3.9	4.0	209.3	(0.6)	(0.4)	210.5	1.4	2.6
_Q4	241.3	12.9	13.7	213.8	2.3	1.4	209.0	(2.8)	(1.6)
Year	$748.3	(6.7)%	5.0%	$802.3	(1.9)%	(1.4)%	$817.7	(0.3)%	0.3%

Sales in 2020 were impacted by COVID-19. Our written sales suffered during the first weeks of March as information and news coverage concerning the pandemic increased. We closed our stores and paused operations mid-March. We enacted our business continuity plan in April which anticipated continued low levels of sales. Most stores reopened on May 1 with approximately 76% of their original staff, store hours were reduced 17%, and delivery capacity was also reduced. Our business was very strong upon reopening, total written sales for the two months ended June 30, 2020 were up 13.9% and written comparable store sales were up 17.5% compared to the same two-month period in 2019. Our written sales remained strong during the third quarter of 2020 with total written sales up 22.8% and written comparable store sales rose 22.6% over the same period in 2019. Our written sales in the fourth quarter were up 16.7% and written comp-store sales rose 17.5%.

Our delivery capacity was reduced as part of our business continuity plan. Deliveries resumed on May 5 with reduced personnel and capacity and total sales from May 5 through June 30, 2020 were down 13.4% compared with the same period of 2019. Demand quickly began to outpace supply and we worked during the third quarter to increase our inventory levels and delivery capacity. We adjusted our operations during the third quarter, adding additional personnel and worked with our vendors to accelerate orders. Total sales for the third quarter of 2020 were up 3.9% and comparable-store sales were up 4.0% over the same period in 2019. Manufacturers remain challenged by raw material shortages, production changes to meet safety needs, and transportation logistics. Sales for the fourth quarter were up 12.9% and comp-store sales rose 13.7%.

Revenues by product category as a percentage of net sales in 2020 increased over 2019 by 220 basis points in upholstery sales and by 60 basis points in home office due to “nesting” buying, and our mattress business declined 160 basis points due to supply-chain disruption caused by COVID-19. Our in-home designer sales were hampered during 2020 but were 22.8% of our total sales compared to 25.3% in 2019. Total sales for 2020 decreased $54.0 million or 6.7% compared to 2019. Our comp-store sales, which includes online sales, increased 5.0% or $32.7 million in 2020 compared to 2019. The remaining $86.8 million of the change was primarily from our store closures in March through April and from new, closed and otherwise non-comparable stores.

Sales in 2019 declined for the year due to severe supply-chain disruptions as we moved several product lines out of China due to the increased tariffs. Although these changes were not fully resolved until the first quarter of 2020, we did see improvement late in the third quarter of 2019.  Revenues by product category reflected the supply-chain disruption with a drop in case goods sales. Our mattress business saw an increase of 6.5% over 2018 due to customer purchases of new higher price point offerings. We offer a number of custom upholstery items and sales in this category rose 6.8% in 2019 over 2018. Total sales for 2019 decreased $15.4 million or 1.9% compared to 2018. Comp-store sales decreased 1.4% or $11.6 million in 2019 compared to 2018 and the remaining $3.8 million of the change was from closed, new and otherwise non-comparable stores.

Sales in 2018 declined for the year as business slowed markedly in the last half of the fourth quarter.  Our revenues by category remained relatively consistent with prior years with increases in our accessories sales and delivery revenue. Our average ticket increased 4.4% which helped offset the decline in the number of transactions. Our in-home designers were part of 21.5% of our sales and their average ticket was double the average.

2021 Outlook
We cannot predict the impact of consumer spending on home furnishings post-pandemic. We believe the strengthening housing market will benefit our business as our footprint covers many of the fastest growing markets. We have an appealing online presence and well positioned stores, and we offer on-trend merchandise, knowledgeable salespeople, free in-home design service, and special-order capabilities.

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

Year-to-Year Comparisons
Gross profit as a percentage of net sales was 56.0% in 2020 compared to 54.2% in 2019. The increase was primarily due to less discounting and sales promotions and product mix. The use of the LIFO method generated a $0.6 million charge in 2020 versus $1.8 million in 2019. The impact of changes in reserves, including LIFO, contributed approximately 23 basis points to the total gross profit improvement.

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

2021 Outlook
Our expectations for 2021 are for annual gross profit margins of approximately 55.3% to 55.8%. This assumes changes in merchandise and freight costs and its impact on the LIFO reserve.

Selling, General and Administrative Expenses

SG&A expenses are comprised of five categories: selling, occupancy, delivery and certain warehousing costs, advertising, and administrative. Selling expenses primarily are comprised of compensation of sales team members and sales support staff, and fees paid to credit card and third-party finance companies. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expense and utility costs. Delivery costs include personnel, fuel costs, and depreciation and rental charges for rolling stock. Warehouse costs include supplies, depreciation, and rental charges for equipment. Advertising expenses are primarily media production and space, direct mail costs, market research expenses and agency fees. Administrative expenses are comprised of compensation costs for store personnel exclusive of sales team members, information systems, executive, accounting, merchandising, advertising, supply chain, real estate and human resource departments.

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

	2020		2019		2018
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$135,286	18.1%	$147,415	18.4%	$149,973	18.3%
Fixed and discretionary	242,002	32.3	260,041	32.4	254,883	31.2
	$377,288	50.4%	$407,456	50.8%	$404,856	49.5%

Year-to-Year Comparisons
Our SG&A dollars as a percent of sales decreased 40 basis points to 50.4% in 2020 from 50.8% in 2019. Our fixed and discretionary expenses fell $18.0 million or 6.9% in 2020 over 2019. This drop was due to actions taken as part of our business continuity plan. Advertising expenditures decreased approximately $9.4 million. Our occupancy costs were down $5.4 million in 2020 versus 2019 due to rent abatements in 2020 and a $2.4 million impairment charge in 2019. The workforce reduction in April also contributed to the reduction in our fixed and discretionary costs. Our variable expenses decreased 30 basis points as a percent of sales due to reduced third-party financing costs.

Our SG&A dollars as a percent of sales increased 130 basis points to 50.8% in 2019 from 49.5% in 2018. Our fixed and discretionary expenses increased $5.2 million or 2% in 2019 over 2018. This change was primarily due to an impairment loss of $2.4 million for a retail store and increases in our advertising and marketing expenses of $1.5 million. Our administrative costs rose $1.4 million driven primarily by increases in benefit costs including group medical expenses partly offset by lower incentive compensation. Our variable expenses increased slightly as a percent of sales due to higher selling costs.

2021 Outlook
Fixed and discretionary type expenses within SG&A are expected to be in the $261.0 to $263.0 million range for 2021. We anticipate higher advertising and marketing costs in 2021, increased compensation and incentive expense, and additional costs associated with new stores. Fixed and discretionary type expenses are expected to be at similar quarterly levels in 2021 as in 2020, as adjusted for the overall increases.

Variable costs within SG&A for 2021 are expected to be between 18.2% and 18.4% as a percent of sales.

Interest (Income) Expense, Net

We earned $0.9 million less interest income in 2020 than in 2019 due to lower rates and incurred $0.02 million more interest expense under our credit agreement.

Our interest expense for the year 2018 is primarily driven by amounts related to our lease obligations. For leases accounted for as capital and financing lease obligations under prior lease guidance, we recorded straight‑line rent expense for the land portion in occupancy costs in SG&A along with amortization on the additional asset recorded. Rental payments were recognized as a reduction of the obligations and as interest expense during 2018.

Provision for Income Taxes

Our effective tax rate was 22.9% in 2020, 23.9% in 2019 and 25.0% in 2018. The rates vary from the U.S. federal statutory rate primarily due to state income taxes. The rate in 2020 also benefitted from the recognition of state quality jobs credits of $1,527,000.  See Note 7, “Income Taxes” of the Notes to Consolidated Financial Statements for further information about our income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents at End of Year
At December 31, 2020, we had $200.1 million in cash and cash equivalents, and $6.7 million in restricted cash equivalents. See Note 1 to our consolidated financial statements for further discussion of our restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing. We expect capital expenditures of approximately $23.0 million in 2021. Given the current uncertainty related to the COVID-19 pandemic, we may adjust our capital expenditures as necessary or appropriate to support the operations of the business.

Long-Term Debt
In May 2020, we entered into the Third Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank.  The Credit Agreement, which matures September 27, 2024, provides for a $60.0 million revolving credit facility. See Note 5, “Credit Arrangement” of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.

On May 18, 2020, we completed a sale and leaseback transaction of three facilities which we initiated in April as part of our business continuity plan. The total sales price for these properties, excluding costs and taxes, was $70.0 million and their net book value was approximately $37.9 million. See Note 8, “Leases” of the Notes to Consolidated Financial Statements for further discussion of our operating leases.

Share Repurchases
In February 2020, our Board of Directors authorized an additional $30.0 million to the $5.4 million remaining under a share repurchase program. We suspended the program between March and August of 2020. We made cash payments of $19.7 million for repurchases of our common stock through open market purchases during 2020 and there is approximately $16.8 million at December 31, 2020 that may yet be purchased under the existing authorization.

Cash Flows Summary

Operating Activities. Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations, and occupancy costs.

Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory selection, the timing of cash receipts and payments, and vendor payment terms.

Net cash provided by operating activities in 2020 was $130.2 million driven primarily by net income of $59.1 million and non-cash adjustments to net income of $14.0 million, consisting of gains from sales of property and equipment, depreciation and amortization, stock-based compensation expense and changes in deferred income taxes, and by working capital inflows driven primarily by customer deposits, inventory turnover and timing of inventory purchases.

Net cash provided by operating activities in 2019 was $63.4 million driven primarily by net income of $21.9 million and non-cash adjustments to net income of $24.4 million, consisting of depreciation and amortization, stock-based compensation, impairment loss and changes in deferred income taxes, partially offset by net cash inflows associated with changes in working capital driven primarily by customer deposits and timing of inventory purchases.

Investing Activities. Cash provided by investing activities in 2020 reflects $76.3 million of proceeds from sale of property and equipment, primarily from the sale-leaseback transaction, net of $10.9 million of capital expenditures.

Cash used in investing activities in 2019 primarily reflected $16.8 million in capital expenditures.

Financing Activities. Cash used in financing activities in 2020 primarily reflected $50.5 million of cash dividends paid and $19.7 million of share repurchases.

Cash used in financing activities in 2019 primarily reflected $29.8 million of share repurchases and $15.1 million of cash dividends paid.

Off-Balance Sheet Arrangements
We have not entered into agreements which meet the SEC’s definition of an off-balance sheet arrangement other than operating leases and have made no financial commitments to or guarantees with respect to any unconsolidated entities or financial partnerships or special purpose entities.

Contractual Obligations
The following summarizes our contractual obligations and commercial commitments as of
December 31, 2020 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases(1)	$305,243	$46,398	$77,416	$57,676	$123,753
Rent deferrals(2)	4,464	3,972	—	252	240
Purchase orders	201,520	201,520	—	—	—
Total contractual obligations (3)	$511,227	$251,890	$77,416	$57,928	$123,993

(1)
These amounts are for our undiscounted lease obligations recorded in our consolidated balance sheets, as lease liabilities. For additional information about our leases, refer to Note 8, “Leases” of the Notes to the Consolidated Financial Statements.

(2)	Lease concessions related to the impact of COVID-19. For additional information about our leases, refer to Note 8, “Leases” of the Notes to the Consolidated Financial Statements.
(3)
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

Store Expansion and Capital Expenditures
We have entered new markets and made continued improvements and relocations of our store base. The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2020		2019		2018
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	1	28	3	98	1	29
Closed	2	102	2	88	5	143
Year end balances	120	4,352	121	4,426	120	4,418

The following table summarizes our store activity in 2020 and plans for 2021.

Location	Opening (Closing) Quarter Actual or Planned	Category
Atlanta, GA	Q-1-20	Closure
Dallas/Ft. Worth, TX	Q-3-20	Open
Dallas, TX	Q-3-20	Closure
Myrtle Beach, SC	Q-1-21	Open-New Market
The Villages, FL	Q-2-21	Open
Dallas, TX	Q-3-21	Closure
To be announced	Q-4-21	Open

These plans and other changes should increase net selling space in 2021 approximately 1% over 2020 assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2020, 2019 and 2018 and planned outlays for 2021 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2021	2020	2019	2018
Stores:
New or replacement stores	$4,000	$1,000	$5,700	$600
Remodels/expansions	4,000	600	500	2,300
Other improvements	4,900	3,200	4,100	3,300
Total stores	12,900	4,800	10,300	6,200
Distribution	6,400	3,600	2,700	12,800
Information technology	3,700	2,500	3,800	2,500
Total	$23,000	$10,900	$16,800	$21,500

Critical Accounting Estimates and Assumptions

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and evaluate our estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

Accounting estimates are considered critical if both of the following conditions are met: (a) the nature of the estimates or assumptions is material because of the levels of subjectivity and judgment needed to account for matters that are highly uncertain and susceptible to change and (2) the effect of the estimates and assumptions is material to the financial statements.

We have reviewed our accounting estimates, and none were deemed to be considered critical for the accounting periods presented.

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

We borrowed $43.8 million under our Credit Agreement in March 2020 and repaid the borrowings in June 2020. We have exposure to floating interest rates through our Credit Agreement as interest expense related to any borrowings will fluctuate with changes in LIBOR and other benchmark rates. We do not believe a 100-basis point change in interest rates would have a significant adverse impact on our operating results or financial position.

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

None.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2020.

Attestation Report of the Independent Registered Public Accounting Firm. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2020, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Haverty Furniture Companies, Inc. (a Maryland Corporation) and subsidiary (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 9, 2021 expressed an unqualified opinion on those financial statements.

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
March 9, 2021

ITEM 9B.          OTHER INFORMATION

None

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Conduct (the “Code”) for our directors, officers (including our principal executive officer, and principal financial and accounting officer) and team members. The Code is available on our website at www.havertys.com. In the event we amend or waive any provisions of the Code applicable to our principal executive officer or principal financial and accounting officer, we will disclose the same by filing a Form 8-K. The information contained on or connected to our Internet website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.

We provide some information about our executive officers in Part I of this report under the heading “Information about our Executive Officers.” The remaining information called for by this item is incorporated by reference to “Proposal 1: Nominees for Election by Holders of Class A Common Stock and Nominees for Election by Holders of Common Stock,” “Corporate Governance,” “Committees of the Board” and “Certain Relationships and Related Transactions – Delinquent Section 16(a) Reports” in our 2021 Proxy Statement.

ITEM 11.          EXECUTIVE COMPENSATION

The information contained in our 2021 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2021 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership by our Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

The information contained in our 2021 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Governance Guidelines and Policies – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Matters” in our 2021 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.
Consolidated Balance Sheets – December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018.
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

(3)	Exhibits:

Our SEC File Number is 1-14445 for all exhibits filed with the Securities Exchange Act reports.

Exhibit No.	Exhibit
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Incorporated by reference to Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).
3.2	By-Laws of Haverty Furniture Companies, Inc., as amended and restated effective May 8, 2018 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 10, 2018).
4.1	Description of Securities of the Registrant. (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
10.1
Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011 (Incorporated by reference to Exhibit 10.1 to our 2011 Third Quarter Form 10-Q). First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016 (Incorporated by reference to Exhibit 10.1 to our 2016 First Quarter Form 10‑Q); Second Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, and SunTrust Bank, as the Issuing Bank and Administrative Agent (Incorporated by reference to Exhibit 10.1 to our 2019 Third Quarter Form 10-Q). Third Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc. as Borrowers, and Truist Bank (successor by merger to SunTrust Bank) as the Issuing Bank and Administrative Agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 20, 2020).

Exhibit No.	Exhibit
10.2
Haverty Furniture Companies, Inc., Class A Shareholders Agreement (the “Agreement”), made as of June 5, 2012, by and among, Haverty Furniture Companies, Inc., Villa Clare Partners, L.P., Clarence H. Smith, H5, L.P., Rawson Haverty, Jr., Ridge Partners, L.P. and Frank S. McGaughey (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 8, 2012); Parties added to the Agreement and Revised Annex I as of November 1, 2012 – Marital Trust FOB Margaret M. Haverty and Marital Trust B FOB Margaret M. Haverty; Parties added to the Agreement as of December 11, 2012 – Margaret Munnerlyn Haverty Revocable Trust (Incorporated by reference to Exhibit 10.1 to our First Quarter 2013 Form 10-Q); Parties added to the Agreement as of July 5, 2013 – Richard McGaughey (Incorporated by reference to Exhibit 10.1 to our Second Quarter 2013 Form 10-Q). Amendment to Class A Shareholders Agreement, as of December 30, 2016 removing Ridge Partners, L.P. and Frank S. McGaughey (Incorporated by reference to Exhibit 10.2.1 to our 2016 Form 10-K); Parties added to the Agreement as of May 1, 2019 – H5-MHG, LLC, H5-JMH, LLC, H5-JRH, LLC, H5-MEH, LLC, H5-BMH, LLC (Incorporated by reference to Exhibit 99.1 to H5, L.P.’s Schedule 13 D/A filed May 22, 2019).

+10.3
2004 Long-Term Incentive Plan effective as of May 10, 2004 (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-120352); Amendment No. One to our 2004 Long-Term Incentive Plan effective as of May 9, 2011 (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, File No. 333-176100).

+10.4
2014 Long-Term Incentive Plan effective as of May 12, 2014 (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, File No. 333-197969); Amendment No. One to our 2014 Long-Term Incentive Plan effective June 1, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 10, 2018).

+10.5	Amended and Restated Non-Employee Director Compensation Plan, effective as of May 17, 2019 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2019).
+10.6	Amended and Restated Directors’ Deferred Compensation Plan, effective as of May 17, 2019 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2019.
+10.7
Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 2009 (Incorporated by reference to Exhibit 10.9 to our 2008 Form 10-K). Amendment Number One to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 and Amendment Number Two effective as of December 31, 2015 (Incorporated by reference to Exhibit 10.7 to our 2015 Form 10-K). Amendment Number Three to the Amended and Restated Supplemental Executive Retirement Plan, effective December 21, 2016 (Incorporated by reference to Exhibit 10.7.1 to our 2016 Form 10-K).

+10.8
Form of Agreement dated February 27, 2018 regarding Change in Control with the Named Executive Officers and a Management Director (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 5, 2018).

+10.8.1
Form of Agreement dated February 27, 2018, regarding Change in Control with Executive Officers who are not Named Executive Officers or Management Directors (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 5, 2018).

+10.9	Amended and Restated Non-Qualified Deferred Compensation Plan, effective as of August 9, 2016 (Incorporated by reference to Exhibit 10.9 to our 2016 Form 10-K).
+10.10	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Incorporated by reference to Exhibit 10.15 to our 1999 Form 10-K).
+10.11
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated February 3, 2017).

Exhibit No.	Exhibit
+10.12
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated February 2, 2018).

+10.13	Form of Employee Agreement dated September 19, 2018 (Incorporated by reference to Exhibit 10.1 to our 2018 Third Quarter Form 10-Q).
+10.14	Restricted Stock Agreement dated September 19, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 21, 2018).
+10.15
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 29, 2020).

+10.16	Form of Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 29, 2020).
+10.17
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 27, 2021).

10.18
Lease Agreement dated July 26, 2001; Amendment No. 1 dated November 2001 and Amendment No. 2 dated July 29, 2002 between Haverty Furniture Companies, Inc. as Tenant and John W. Rooker, LLC as Landlord (Incorporated by reference to Exhibit 10.1 to our 2002 Third Quarter Form 10-Q).  Amendment No. 3 dated July 29, 2005 and Amendment No. 4 dated January 22, 2006 between Haverty Furniture Companies, Inc. as Tenant and ELFP Jackson, LLC as successor in interest to John W. Rooker, LLC as Landlord (Incorporated by reference to Exhibit 10.15.1 to our 2006 Form 10-K). Fifth Amendment entered into as of December 3, 2018 to Lease Agreement dated July 26, 2001, as amended by and between 1090 Broadway Avenue Distribution Investors, LLC, as successor in interest to ELFP Jackson, LLC as Landlord and Haverty Furniture Companies, Inc., as Tenant. (Incorporated by reference to Exhibit 10.21.1 to our 2018 Form 10-K).

10.19
Contract of Sale dated August 6, 2002, between Haverty Furniture Companies, Inc. as Seller and HAVERTACQII LLC, as Landlord (Incorporated by reference to Exhibit 10.2 to our 2002 Third Quarter Form 10-Q).

10.20
Lease Agreement dated August 6, 2002, between Haverty Furniture Companies, Inc. as Tenant and HAVERTACQII LLC, as Landlord (Incorporated by reference to Exhibit 10.3 to our 2002 Third Quarter Form 10-Q).

10.21
Amended and Restated Retailer Program Agreement dated November 5, 2013, between Haverty Furniture companies, Inc. and GE Capital Retail Bank (formerly known as GE Money Bank). Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act. (Incorporated by reference to Exhibit 10.13 to our 2013 Form 10-K/A); First Amendment to the Amended and Restated Retailer Program Agreement between Haverty Furniture Companies, Inc. and Synchrony Bank (formerly GE Capital Retail Bank).  Portions of this document have been redacted pursuant to a request for confidential treatment filed pursuant to the Freedom of Information Act. (Incorporated by reference to Exhibit 10.1 to our 2018 Second Quarter Form 10-Q).

10.22
Purchase Agreement, dated as of May 18, 2020 between Haverty Furniture Companies, Inc. (“Seller”), and HF Coppel TX Landlord, LLC, HF Lakeland FL Landlord, LLC and HF Colonial Heights VA Landlord, LLC (each a “Buyer” and collectively, the “Buyers”) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 20, 2020).

10.23
Lease Agreement dated May 18, 2020 between Haverty Furniture Companies, Inc. as Tenant and HF Coppel TX Landlord, LLC as Landlord (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 20, 2020).

Exhibit No.	Exhibit
10.24
Lease Agreement dated May 18, 2020 between Haverty Furniture Companies, Inc. as Tenant and HF Lakeland FL Landlord, LLC as Landlord (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 20, 2020).

10.25
Lease Agreement dated May 18, 2020 between Haverty Furniture Companies, Inc. as Tenant and HF Colonial Heights VA Landlord, LLC as Landlord (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated May 20, 2020).

*21.1	Subsidiaries of Haverty Furniture Companies, Inc.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
#32.1	Certifications pursuant to 18 U.S.C. Section 1350.
101
The following financial information from our Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL: (i) Consolidated Balance Sheets ended  December 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2020, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
#	Furnished herewith.

Item 16.  Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia
March 9, 2021

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$200,058	$75,739
Restricted cash equivalents	6,713	6,663
Inventories	89,908	104,817
Prepaid expenses	9,580	7,652
Other current assets	9,985	9,652
Total current assets	316,244	204,523
Property and equipment, net	108,366	156,534
Right-of-use lease assets	228,749	175,474
Deferred income taxes	15,814	13,198
Other assets	11,199	10,343
Total assets	$680,372	$560,072

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$31,429	$27,830
Customer deposits	86,183	30,121
Accrued liabilities	52,963	39,654
Current lease liabilities	33,466	29,411
Total current liabilities	204,041	127,016
Noncurrent lease liabilities	200,200	149,594
Other liabilities	23,164	22,959
Total liabilities	427,405	299,569
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2020 – 29,600; 2019 – 29,431	29,600	29,431
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2020 – 1,996; 2019 – 2,054	1,996	2,054
Additional paid-in capital	96,850	93,208
Retained earnings	304,626	295,999
Accumulated other comprehensive loss	(2,560)	(2,087)
Treasury stock at cost – Common Stock (2020 – 12,862; 2019 – 11,850) and Convertible Class A Common Stock (2020 and 2019 – 522)	(177,545)	(158,102)
Total stockholders’ equity	252,967	260,503
Total liabilities and stockholders’ equity	$680,372	$560,072

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Net sales	$748,252	$802,291	$817,733
Cost of goods sold	329,258	367,803	371,191
Gross profit	418,994	434,488	446,542

Expenses:
Selling, general and administrative	377,288	407,456	404,856
Other income, net	(34,899)	(405)	(145)
Total expenses	342,389	407,051	404,711

Income before interest and income taxes	76,605	27,437	41,831
Interest (income) expense, net	(126)	(1,287)	1,423
Income before income taxes	76,731	28,724	40,408
Income tax expense	17,583	6,859	10,101
Net income	$59,148	$21,865	$30,307
Other comprehensive (loss) income, net of tax:
Defined benefit pension plan adjustments; net of tax expense (benefit) of $(159), $(238) and $226	$(473)	$(622)	$679

Comprehensive income	$58,675	$21,243	$30,986

Basic earnings per share:
Common Stock	$3.18	$1.10	$1.45
Class A Common Stock	$3.04	$1.04	$1.39

Diluted earnings per share:
Common Stock	$3.12	$1.08	$1.42
Class A Common Stock	$3.04	$1.03	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2020		2019		2018
(In thousands, except per share data)	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	29,431	$29,431	29,079	$29,079	28,950	$28,950
Conversion of Class A Common Stock	58	58	226	226	10	10
Stock compensation transactions, net	111	111	126	126	119	119
Ending balance	29,600	29,600	29,431	29,431	29,079	29,079
Class A Common Stock:
Beginning balance	2,054	2,054	2,280	2,280	2,290	2,290
Conversion to Common Stock	(58)	(58)	(226)	(226)	(10)	(10)
Ending balance	1,996	1,996	2,054	2,054	2,280	2,280
Treasury Stock:
Beginning balance (includes 522 shares Class A Stock for each of the years presented; remainder are Common Stock)	(12,372)	(158,102)	(10,822)	(129,025)	(10,020)	(111,322)
Directors’ Compensation Plan	21	265	55	680	88	1,029
Purchases	(1,033)	(19,708)	(1,605)	(29,757)	(890)	(18,732)
Ending balance	(13,384)	(177,545)	(12,372)	(158,102)	(10,822)	(129,025)
Additional Paid-In Capital:
Beginning balance		93,208		91,394		88,978
Stock option and restricted stock issuances		(1,063)		(1,568)		(1,352)
Directors’ Compensation Plan		330		(53)		(590)
Stock-based compensation		4,375		3,435		4,358
Ending balance		96,850		93,208		91,394
Retained Earnings:
Beginning balance		295,999		282,366		287,390
Impact of adoption of new accounting pronouncement		—		6,824		133
Net income		59,148		21,865		30,307
Cash dividends (Common Stock: 2020 – $2.77; 2019 - $0.76; and 2018 – $1.72 per share Class A Common Stock: 2020 - $2.62; 2019 - $0.72; and 2018 – $1.63 per share)		(50,521)		(15,056)		(35,464)
Ending balance		304,626		295,999		282,366

Accumulated Other Comprehensive Loss:
Beginning balance		(2,087)		(1,465)		(2,144)
Pension liabilities adjustment, net of taxes		(473)		(622)		679
Ending balance		(2,560)		(2,087)		(1,465)
Total Stockholders’ Equity		$252,967		$260,503		$274,629

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$59,148	$21,865	$30,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,207	20,596	29,806
Net loss on asset impairment	—	2,415	—
Stock-based compensation	4,375	3,435	4,358
Deferred income taxes	(2,458)	(2,691)	(439)
Net (gain) loss on sale of land, property and equipment	(34,746)	(13)	425
Other	595	719	465
Changes in operating assets and liabilities:
Inventories	14,909	1,023	(2,403)
Customer deposits	56,062	5,656	(3,348)
Other assets and liabilities	(3,250)	1,833	9,731
Accounts payable and accrued liabilities	17,349	8,581	1,490
Net cash provided by operating activities	130,191	63,419	70,392
Cash Flows from Investing Activities
Capital expenditures	(10,927)	(16,841)	(21,473)
Proceeds from sale of property and equipment	76,285	2,270	2,446
Other	—	—	55
Net cash used in investing activities	65,358	(14,571)	(18,972)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	43,800	—	—
Payments of borrowings under revolving credit facilities	(43,800)	—	—
Net change in borrowings under revolving credit facilities	—	—	—
Payments on lease obligations	—	—	(3,788)
Dividends paid	(50,521)	(15,056)	(35,464)
Common stock repurchased	(19,708)	(29,757)	(18,732)
Taxes on vested restricted shares	(951)	(1,442)	(1,233)
Net cash used in financing activities	(71,180)	(46,255)	(59,217)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash Equivalents	124,369	2,593	(7,797)
Cash, Cash Equivalents and Restricted Cash Equivalents at Beginning of Year	82,402	79,809	87,606
Cash and Cash Equivalents and Restricted Cash Equivalents at End of Year	$206,771	$82,402	$79,809

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds	$18,169	$9,068	$8,409
Cash paid for interest	$365	$126	$2,425

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We have 120 showrooms in 16 states at December 31, 2020. All of our stores are operated using the Havertys name and we do not franchise our stores.  We offer financing through third-party finance companies as well as an internal revolving charge credit plan.

COVID-19:
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

In an effort to mitigate the spread of COVID‑19 and protect our team members, customers, and communities, Havertys closed all of its stores on March 19 and halted deliveries on March 21, with the expectation at that time of reopening stores on April 2. Affected team members were paid during this period and most corporate personnel transitioned to working remotely. On April 1, we extended our store closure for another 30 days and furloughed 3,033 team members or approximately 87% of our workforce. During this period, we paid the cost of enrolled health benefits of those furloughed. Given the dramatic shock to the economy caused by the pandemic and uncertainty of the ongoing impact, we made a permanent reduction in our workforce of approximately 1,200 team members effective April 30 and extended the furlough of approximately 730 team members until June 1. We reopened 103 of our stores on May 1 and the remaining 17 were opened by June 20 and deliveries restarted on May 5.

The pandemic continues to disrupt several segments of the economy. Although our stores and other businesses are open, some business segments remain closed or are operating on a reduced scale. Our business has been very strong since reopening. Consumers not negatively impacted financially are spending on their homes. The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new virus variants, and the vaccine rollout. At this point, we cannot reasonably estimate the duration of the pandemic’s influence on consumers and the “nesting” economy. Accordingly, the estimates and assumptions management made as of December 31, 2020 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be estimated at this time). The Company has evaluated subsequent events through the date the consolidated financial statements covered by this annual report were issued.
Basis of Presentation:
The consolidated financial statements include the accounts of Havertys and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Property and Equipment:
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. Amortization of buildings under lease was included in depreciation expense prior to the adoption of Accounting Standard Update (“ASU”) 2016-02 on January 1, 2019. See Leases below.

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

We internally finance less than 1% of sales.  We do not adjust the promised consideration for the effects of a significant financing component since receivables from internally financed sales are typically paid within one year of delivery.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery and administrative costs as well as certain warehouse expenses. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $71,838,000, $77,668,000 and $80,383,000 in 2020, 2019 and 2018, respectively.

Leases:
On January 1, 2019 we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), using the modified retrospective method and did not restate prior periods. The adoption of ASU 2016-02 had an immaterial impact on our consolidated statement of income and our consolidated statement of cash flows for the years ended December 31, 2019 and 2018.

We determine if an arrangement contains a lease in whole or in part at the inception of the contract. Right‑of-use (ROU) assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. All leases greater than 12 months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide the information required to determine the implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our incremental borrowing rate approximates the rate we would get if borrowing on a collateralized basis based on information available at commencement date. We use the implicit rate when readily determinable.

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases that have a term of 12 months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or a liability.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, primarily related to real estate and we account for the lease and non-lease components as a single lease component.  See Note 8, "Leases," for additional information.

Advertising Expense:
Advertising costs, which include television, radio, newspaper, digital, and other media advertising, are expensed upon first showing. The total amount of prepaid advertising costs included in other current assets was approximately $327,000 and $181,000 at December 31, 2020 and 2019, respectively. We incurred approximately $39,862,000, $49,724,000 and $48,315,000 in advertising expense during 2020, 2019 and 2018, respectively.

Interest (Income) Expense, net:
Interest income is generated by our cash equivalents and restricted cash equivalents. Interest expense is comprised of amounts incurred primarily related to our lease obligations recorded on our balance sheet prior to the adoption of ASU 2016-02. The total amount of interest expense was approximately $391,000, $152,000 and $2,451,000 during 2020, 2019 and 2018, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and other income or expense items outside of core operations. On May 18, 2020, Havertys completed a sale and leaseback transaction which generated a gain of $31,600,000 and is included in other income. See Note 8, “Leases,” for additional information. The sale of former retail locations and other operating assets generated additional gains of $3,500,000 in 2020, minor gains in 2019, and losses of $425,000 in 2018.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. We are primarily self-insured for employee group health care claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities. These reserves totaled $7,810,000 and $7,802,000 at December 31, 2020 and 2019, respectively.

Fair Values of Financial Instruments:
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying amounts due to their short-term nature. The assets that are related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices, a Level 1 valuation technique.  The assets totaled approximately $7,949,000 and $7,530,000 at December 31, 2020 and 2019, respectively, and are included in other assets.

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. We evaluate right-of-use assets at the same level and exclude operating lease liabilities when evaluating for impairment. When evaluating assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the store’s assets’ estimated fair value, which is determined on the basis of fair value for similar assets or discounted future cash flows. If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value. An impairment loss of $2,415,000 for a retail store was recorded during the fourth quarter of 2019 and no impairment losses were recorded in 2020 and 2018.

The economic disruption due to COVID-19 was determined to be a triggering event during the second quarter of 2020, and as a result, management assessed its long-term assets, including right-of-use assets for impairment. No impairment loss was required to be recorded.

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

Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) (“AOCI”), net of income taxes, was comprised of unrecognized retirement liabilities totaling approximately $2,560,000 and $2,087,000 at December 31, 2020 and 2019, respectively. See Note 11 for the amounts reclassified out of AOCI to SG&A expense related to our supplemental executive retirement plan.

Recently Issued Accounting Pronouncements:
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB’s Accounting Standards Codification. We considered the applicability and impact of all ASUs. We assessed and determined none were either applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Note 2, Revenues and Segment Reporting

The following table presents our revenues disaggregated by each major product category and service for each of the last three years (dollars in thousands, amounts and percentages may not always add due to rounding):

	Year Ended December 31,
	2020		2019		2018
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$116,753	15.6%	$127,500	15.9%	$131,673	16.1%
Dining Room Furniture	79,766	10.7	88,877	11.1	92,865	11.4
Occasional	65,764	8.8	65,565	8.2	72,193	8.8
	262,283	35.1	281,942	35.1	296,731	36.3
Upholstery	315,714	42.2	321,024	40.0	326,114	39.9
Mattresses	72,855	9.7	90,583	11.3	85,055	10.4
Accessories and Other (1)	97,400	13.0	108,742	13.6	109,833	13.4
	$748,252	100.0%	$802,291	100.0%	$817,733	100.0%

(1)	Includes delivery charges and product protection.

Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns. We record estimated refunds for sales returns on a gross basis and the carrying value of the return asset is presented separately from inventory. Estimated return inventory of $853,000 and $765,000 at December 31, 2020 and 2019, respectively, is included in the line item “Other current assets” and the estimated refund liability of $2,378,000 and $2,023,000 at December 31, 2020 and 2019, respectively, is included in the line item “Accrued liabilities” on the Consolidated Balance Sheets.

We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $86,183,000 and $30,121,000 at December 31, 2020 and December 31, 2019, respectively. Of the customer deposit liabilities at December 31, 2019, approximately $113,000 has not been recognized through net sales in the twelve months ended December 31, 2020.

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $30,824,000, $34,580,000 and $34,405,000 were charged to customers in 2020, 2019 and 2018, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $35,885,000, $39,796,000 and $40,236,000 in 2020, 2019 and 2018, respectively.

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

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $22,394,000 and $21,758,000 at December 31, 2020 and 2019, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $636,000 in 2020, $1,811,000 in 2019 and $770,000 in 2018.  During 2020, 2019 and 2018, there were liquidations of LIFO inventory layers. The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold. The effect of the liquidations during 2020 decreased cost of goods sold by approximately $562,000 or $0.03 per diluted share of common stock. We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2020	2019
Land and improvements	$32,903	$44,044
Buildings and improvements	191,272	243,386
Furniture and fixtures	83,532	83,801
Equipment	49,734	52,687
Construction in progress	1,993	497
	359,434	424,415
Less accumulated depreciation	(251,068)	(267,881)
Property and equipment, net	$108,366	$156,534

Note 5, Credit Arrangement:

On May 15, 2020 we entered into the Third Amendment to Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank to permit certain sale-leaseback transactions as more fully described in Note 8. Our first borrowings under the facility, since its origination in 2008, was in March 2020 and the $43.8 million borrowed was repaid June 2020.

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

We borrowed $43.8 million under the Credit Agreement in March 2020 and repaid the borrowings in June 2020. The interest rates on the outstanding balance were based on the three-month Euro dollar LIBOR rate plus 1.25% and on a weighted average basis was approximately 2.37%. Total interest paid under the Credit Agreement was $0.4 million for the year ended December 31, 2020.

The borrowing base was $15.3 million at December 31, 2020 and there were no outstanding letters of credit, accordingly, the net availability was $15.3 million.

Note 6, Accrued Liabilities and Other Liabilities:

Accrued liabilities and other liabilities consist of the following:

(In thousands)	2020	2019
Accrued liabilities:
Employee compensation, related taxes and benefits	$22,070	$12,405
Taxes other than income and withholding	8,386	8,483
Self-insurance reserves	5,296	5,346
Other	17,211	13,420
	$52,963	$39,654
Other liabilities:
Self-insurance reserves	2,514	2,456
Other	20,650	20,503
	$23,164	$22,959

Note 7, Income Taxes:

The provision for income taxes for the years ended December 31 consist of the following:

(In thousands)	2020	2019	2018
Current
Federal	$16,831	$7,701	$8,422
State	3,210	1,849	2,118
	20,041	9,550	10,540
Deferred
Federal	(1,217)	(2,217)	(232)
State	(1,241)	(474)	(207)
	(2,458)	(2,691)	(439)
Total income tax expense	$17,583	$6,859	$10,101

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020 and through December 31, 2020 and have deferred $1,607,000 which is included in accrued liabilities. During 2020, we recorded $2,301,000 for refundable employee retention credits reducing selling, general and administrative expenses. We also benefited from the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation which reduced our 2019 income tax liability by approximately $2,053,000 and we adjusted our deferred income taxes and income taxes receivable accordingly.

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2020	2019	2018
Statutory rates applied to income before income taxes	$16,164	$6,032	$8,486
State income taxes, net of Federal tax benefit	2,057	1,149	1,616
Net permanent differences	520	228	220
Other	48	(128)	(218)
Leases	—	(418)	—
State tax credits	(1,206)	(4)	(3)
	$17,583	$6,859	$10,101

The 2020 effective tax rate differs from the federal statutory rate primarily due to state income taxes partially offset by benefits associated with state tax credits. We completed the computations and recorded in the fourth quarter of 2020, state quality jobs credits of $1,527,000 generated in 2018, 2019, and 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2020	2019
Deferred tax assets:
Property and equipment	$8,868	$10,517
Lease Liabilities	58,417	44,751
Accrued liabilities	9,885	9,386
Retirement benefits	662	504
State tax credits	943	21
Other	660	574
Total deferred tax assets	79,435	65,753

Deferred tax liabilities:	7,135
Inventory related	7,135	7,912
Right-of-use lease assets	56,032	44,152
Other	454	491
Total deferred tax liabilities	63,621	52,555
Net deferred tax assets	$15,814	$13,198

We review our deferred tax assets to determine the need for a valuation allowance. Based on evidence, we conclude that it is more-likely-than-not that our deferred tax assets will be realized and therefore a valuation allowance is not required.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2016.

Uncertain Tax Positions
Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense.  No amounts for uncertain tax positions were recorded for the years currently open under statute of limitations.

Note 8 – Leases

We have operating leases for retail stores, offices, warehouses, and certain equipment. Our leases have remaining lease terms of between 1 year and 14 years, some of which include options to extend the leases for up to 20 years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by lessors. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.

In April 2020, the Financial Accounting Standards Board issued guidance allowing entities to make a policy election to account for lease concessions related to the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the year ended December 31, 2020, we received concessions from certain landlords in the form of rent deferrals of approximately $4.5 million and abatements of approximately $1.8 million. We have elected to account for these rent concessions as though enforceable rights and obligations for those concessions existed in the original lease agreements and have recorded a non-interest bearing payable for the deferred rent payments.

On May 18, 2020, we completed a sale and leaseback transaction of three facilities which we initiated in April 2020 as part of our business continuity plan. The Coppell, TX location has approximately 394,000 distribution square feet used to serve our western stores, 44,000 retail square feet, and 20,000 square feet of office space used for a call center and general management purposes. The Lakeland, FL  property is a distribution center with approximately 335,000 square feet and the Colonial Heights propert  is a distribution facility with 129,000 square feet. The facilities were leased back to Havertys via 15-year operating lease agreements with renewal options.  The total sales price for these properties, excluding costs and taxes, was $70.0 million and their net book value was approximately $37.9 million. The gain of approximately $31.6 million was recognized in the second quarter of 2020 and is included in other income.

As of December 31, 2020, we have entered into one lease for an additional retail location which has not yet commenced and is under construction.

The table below presents the operating lease assets and liabilities recognized on the consolidated balance sheets as of December 31:

(in thousands)	2020	2019
Operating Lease Assets:
Right-of use lease assets	$228,749	$175,474
Operating Lease Liabilities:
Current lease liabilities	$33,466	$29,411
Non-current lease liabilities	200,200	149,594
Total operating lease liabilities	$233,666	$179,005

Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

The weighted-average remaining lease term and weighted-average discount rate for operating leases as of December 31 are:

	2020	2019
Weighted-average remaining lease term	8.8 years	7.2 years
Weighted-average discount rate	6.07%	6.61%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2020:

(in thousands)	Operating Leases
2021	$46,398
2022	41,993
2023	35,423
2024	31,467
2025	26,209
Thereafter	123,753
Total undiscounted future minimum lease payments	305,243
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(71,577)
Total operating lease liabilities	$233,666

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

Components of lease expense which are included in selling, general, and administrative expenses within our consolidated statements of comprehensive income were as follows:

	Year ended December 31,
(in thousands)	2020	2019
Operating lease cost	$44,854	$41,681
Short-term lease cost	—	90
Variable lease cost	5,827	5,653
Total lease expense	$50,681	$47,424

Supplemental cash flow information related to leases is as follows:

	Year ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39,341	$40,403
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$89,082	$31,888

For leases accounted for under ASC 840, step rent and other lease concessions (free rent periods) are taken into account in computing lease expense on a straight-line basis. Landlord allowances for capital improvements have not been significant but are recorded as a reduction of expense over the term of the lease. Net rental expense applicable to operating leases which are included in selling, general, and administrative expenses within our consolidated statements of comprehensive income were as follows:

(In thousands)	2018
Property
Minimum	$27,124
Additional rentals based on sales	22
Sublease income	(130)
27,016
Equipment	3,029
$30,045

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

A special cash dividend of $2.00 and $1.00 for Common Stock and $1.90 and $0.95 for Class A Common Stock was paid in the fourth quarter of 2020 and the fourth quarter of 2018, respectively. Total dividends paid on Common Stock were $46,564,000, $13,913,000 and $32,595,000 in 2020, 2019 and 2018, respectively. Total dividends paid on Class A Common Stock were $3,957,000, $1,143,000 and $2,869,000 in 2020, 2019 and 2018, respectively.

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

The following table summarizes information about our SERP.

(In thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of the year	$8,299	$7,394
Interest cost	266	315
Actuarial losses	791	906
Benefits paid	(355)	(316)
Benefit obligation at end of year	9,001	8,299
Change in plan assets:
Employer contribution	355	316
Benefits paid	(355)	(316)
Fair value of plan assets at end of year	—	—
Funded status of the plan – (underfunded)	$(9,001)	$(8,299)
Accumulated benefit obligations	$9,001	$8,299

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2020	2019
Current liabilities	$(438)	$(406)
Noncurrent liabilities	(8,563)	(7,893)
	$(9,001)	$(8,299)

The net actuarial loss recognized in accumulated other comprehensive income (loss) before the effect of income taxes was $2,554,000 in 2020 and $1,923,000 in 2019.

Net pension cost included the following components:

	SERP
(In thousands)	2020	2019	2018
Interest cost on projected benefit obligation	$266	$315	$290
Amortization of actuarial loss	159	46	136
Net pension costs	$425	$361	$426

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2021 is approximately $260,000.

Assumptions
We use a measurement date of December 31 for our SERP plan. Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	SERP
	2020	2019	2018
Discount rate	3.29%	4.36%	3.68%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine benefit obligations at December 31 for the SERP are as follows:

	2020	2019
Discount rate	2.41%	3.29%
Rate of compensation increase	n/a	n/a

Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years.  These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2020.

(In thousands)	2021	2022	2023	2024	2025	_2026-2030
Benefit Payments	$438	$437	$427	433	$478	$2,668

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute. We match employee contributions 100% up to 4% of a participant’s compensation, with a maximum match of $11,200 per participant. We suspended the matching contribution for six weeks during 2020 as part of our business continuity plan and in 2018 made an additional discretionary contribution. We expensed employer contributions of approximately $4,069,000, $5,173,000 and $4,770,000 in 2020, 2019 and 2018, respectively.

We offer participation in a self-directed, non-qualified deferred compensation plan to certain executives and employees. The plan allows a participant to defer a portion of their income. We may also make annual contributions based on the participant's annual deferral, and our contributions were approximately $43,000, $61,000, and $55,000 in 2020, 2019, and 2018, respectively. The investments for the plan (and its predecessor plan) are held in rabbi trusts and are used to meet the obligations of the plans and precludes us from using such assets for operating purposes. The plans' assets totaled approximately $7,949,000 and $7,530,000 at December 31, 2020 and 2019, respectively, and are included in other assets. The related liability under the plans of approximately $8,063,000 and $7,540,000 at December 31, 2020 and 2019, respectively, is included in other liabilities.

We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note 11, Accumulated Other Comprehensive Loss:

The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive loss on our Consolidated Balance Sheets to the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning balance	$(2,087)	$(1,465)	$(2,144)
Other comprehensive income (loss)
Defined benefit pension plan:
Net gain (loss) during year	(791)	(906)	769
Amortization of net loss(1)	159	46	136
	(632)	(860)	905
Tax expense (benefit)	(159)	(238)	226
Total other comprehensive income (loss)	(473)	(622)	679
Ending balance	$(2,560)	$(2,087)	$(1,465)

(1)	These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.

Note 12, Stock-Based Compensation Plans:

We have issued and outstanding awards under two employee compensation plans, the 2014 Long Term Incentive Plan (the “2014 LTIP Plan”) and the 2004 Long Term Incentive Plan (the “2004 LTIP Plan”). No new awards may be granted under the 2004 LTIP Plan. Grants of stock-settled appreciation rights, restricted units, and performance units have been made to certain officers and key employees. All equity awards are settled in shares of Common Stock. As of December 31, 2020, approximately 307,000 shares were available for awards and options under the 2014 LTIP Plan.

The following table summarizes our equity award activity during the years ended December 31, 2020, 2019, and 2018:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units (#)	Weighted-Average Award Price($)	Shares or Units(#)	Weighted-Average Award Price ($)	Rights(#)	Weighted-Average Award Price($)
Outstanding at December 31, 2017	254,490	21.88	179,774	21.42	57,000	18.14
Granted	141,722	22.73	103,940	22.95	—	—
Awards vested or rights exercised	(132,872)	22.45	(48,661)	24.10	—	—
Forfeited	(14,198)	21.94	(25,299)	21.40	—	—
Outstanding at December 31, 2018	249,142	22.05	209,754	21.56	57,000	18.14
Granted	137,768	20.24	113,522	20.29	—	—
Awards vested or rights exercised	(133,364)	22.27	(57,351)	18.93	(49,500)	18.14
Forfeited	(18,736)	21.25	(51,116)	22.45	—	—
Outstanding at December 31, 2019	234,810	20.93	214,809	21.38	7,500	18.14
Granted	145,375	20.42	120,727	20.42	—	—
Awards vested or rights exercised	(130,434)	20.69	(44,875)	22.12	(7,500)	18.14
Forfeited	(10,470)	20.41	(76,766)	20.29	—	—
Outstanding at December 31, 2020	239,281	20.77	213,895	21.08	—	—
Restricted units expected to vest	239,281	20.77	289,510	20.90	—	—
Exercisable at December 31, 2019	—	—	—	—	7,500	18.14
Exercisable at December 31, 2018	—	—	—	—	57,000	18.14

The total fair value of service-based restricted stock awards that vested in 2020, 2019 and 2018 was approximately $1,798,000, $2,491,000 and $2,594,000, respectively. The aggregate intrinsic value of outstanding restricted stock awards was $6,621,000 at December 31, 2020. The restrictions on the service-based awards generally lapse or vest annually, primarily over three-year or four-year periods.

The total fair value of performance-based restricted stock awards that vested in 2020, 2019 and 2018 was approximately $755,000, $1,389,000 and $988,000, respectively. The aggregate intrinsic value of outstanding performance awards at December 31, 2020 expected to vest was $5,918,000. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a Black‑Scholes pricing model. There were no stock-settled appreciation rights outstanding at December 31, 2020. The total intrinsic value of stock-settled appreciation rights exercised was approximately $18,000 in 2020 and $107,000 in 2019.

The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $4,375,000, $3,435,000 and $4,358,000 in 2020, 2019 and 2018, respectively. Forfeitures are recognized as they occur. The tax expense recognized related to all awards was approximately $293,000, $98,000 and $143,000 in 2020, 2019 and 2018, respectively. As of December 31, 2020, the total compensation cost related to unvested equity awards was approximately $6,165,000 and is expected to be recognized over a weighted-average period of two years.

Note 13, Earnings Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2020	2019	2018
Common:
Distributed earnings	$46,564	$13,913	$32,595
Undistributed earnings	7,954	6,284	(4,741)
Basic	54,518	20,197	27,854
Class A Common earnings	4,630	1,668	2,453
Diluted	$59,148	$21,865	$30,307
Class A Common:
Distributed earnings	$3,957	$1,143	$2,869
Undistributed earnings	673	525	(416)
	$4,630	$1,668	$2,453

Denominator:	2020	2019	2018
Common:
Weighted average shares outstanding - basic	17,128	18,360	19,182
Assumed conversion of Class A Common Stock	1,522	1,611	1,765
Dilutive options, awards and common stock equivalents	282	290	348
Total weighted average diluted Common Stock	18,932	20,261	21,295
Class A Common:
Weighted average shares outstanding	1,522	1,611	1,765

Basic net earnings per share
Common Stock	$3.18	$1.10	$1.45
Class A Common Stock	$3.04	$1.04	$1.39
Diluted net earnings per share
Common Stock	$3.12	$1.08	$1.42
Class A Common Stock	$3.04	$1.03	$1.39

Note 14, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$179,432	$109,968	$217,513	$241,339
Gross profit	99,553	59,646	122,177	137,619
Income before taxes	2,300	18,625	24,532	31,274
Net income	1,819	13,640	18,261	25,428
Basic net earnings per share:
Common	0.10	0.73	0.98	1.40
Class A Common	0.09	0.69	0.94	1.33
Diluted net earnings per share:
Common	0.09	0.72	0.97	1.37
Class A Common	0.09	0.69	0.93	1.35

During the quarter ended December 31, 2020, we recognized the benefit of state income tax credits that reduced income tax expense by $1.2 million.

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$187,242	$191,893	$209,320	$213,837
Gross profit	103,083	103,557	112,019	115,830
Income before taxes	4,725	8,237	8,169	7,592
Net income	3,621	6,046	6,097	6,100
Basic net earnings per share:
Common	0.18	0.30	0.31	0.32
Class A Common	0.17	0.28	0.30	0.30
Diluted net earnings per share:
Common	0.17	0.29	0.31	0.31
Class A Common	0.17	0.27	0.30	0.30

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

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc.

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2020:
Refund on estimated returns and allowances	$2,023	$17,094	$16,739	$2,378

Year ended December 31, 2019:
Refund on estimated returns and allowances	$1,950	$18,748	$18,675	$2,023

Year ended December 31, 2018:
Reserve for cancelled sales and allowances	$2,072	$19,252	$19,374	$1,950

(1)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.
(2)	Refund on estimated returns and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2021.

HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 9, 2021.

/s/ CLARENCE H. SMITH	/s/ RICHARD B. HARE
Clarence H. Smith Chairman of the Board and Chief Executive Officer (principal executive officer)	Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ L. ALLISON DUKES	/s/ MYLLE H. MANGUM
L. Allison Dukes Director	Mylle H. Mangum Director

/s/ JOHN T. GLOVER	/s/ VICKI R. PALMER
John T. Glover Lead Director	Vicki R. Palmer Director

/s/ RAWSON HAVERTY, JR.	/s/ DEREK G. SCHILLER
Rawson Haverty, Jr. Director	Derek G. Schiller Director

/s/ G. THOMAS HOUGH	/s/ AL TRUJILLO
G. Thomas Hough Director	Al Trujillo Director