Form 10-Q
period 2021-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2021-04-30
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission file number:    1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE

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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of April 27, 2021, were:  Common Stock – 16,926,771; Class A Common Stock – 1,319,319.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$210,124	$200,058
Restricted cash and cash equivalents	6,715	6,713
Inventories	103,569	89,908
Prepaid expenses	12,335	9,580
Other current assets	9,957	9,985
Total current assets	342,700	316,244
Property and equipment, net	108,836	108,366
Right-of-use lease assets	228,089	228,749
Deferred income taxes	16,713	15,814
Other assets	11,934	11,199
Total assets	$708,272	$680,372
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,031	$31,429
Customer deposits	104,728	86,183
Accrued liabilities	51,409	52,963
Current lease liabilities	33,760	33,466
Total current liabilities	214,928	204,041
Noncurrent lease liabilities	199,344	200,200
Other liabilities	23,686	23,164
Total liabilities	437,958	427,405

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2021 – 29,789; 2020 – 29,600	29,789	29,600
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2021 –1,842; 2020 – 1,996	1,842	1,996
Additional paid-in capital	98,694	96,850
Retained earnings	320,045	304,626
Accumulated other comprehensive loss	(2,511)	(2,560)
Less treasury stock at cost – Common Stock (2021 and 2020 – 12,862 shares) and Convertible Class A Common Stock (2021 and 2020 – 522 shares)	(177,545)	(177,545)
Total stockholders’ equity	270,314	252,967
Total liabilities and stockholders’ equity	$708,272	$680,372

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands, except per share data - unaudited)	2021	2020

Net sales	$236,491	$179,432
Cost of goods sold	101,457	79,879
Gross profit	135,034	99,553

Expenses:
Selling, general and administrative	109,762	97,535
Other (income) expense, net	(36)	(68)
Total expenses	109,726	97,467

Income before interest and income taxes	25,308	2,086
Interest income, net	56	214

Income before income taxes	25,364	2,300
Income tax expense	5,958	481
Net income	$19,406	$1,819

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $16 in 2021 and $10 in 2020	$49	$31

Comprehensive income	$19,455	$1,850

Basic earnings per share:
Common Stock	$1.07	$0.10
Class A Common Stock	$1.00	$0.09

Diluted earnings per share:
Common Stock	$1.04	$0.09
Class A Common Stock	$0.98	$0.09

Cash dividends per share:
Common Stock	$0.22	$0.20
Class A Common Stock	$0.20	$0.19

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$19,406	$1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,992	5,124
Share-based compensation expense	2,679	972
Other	(915)	1,241
Changes in operating assets and liabilities:
Inventories	(13,661)	(5,731)
Customer deposits	18,545	(3,947)
Other assets and liabilities	(2,777)	(826)
Accounts payable and accrued liabilities	(7,668)	(20,231)
Net cash provided by (used in) operating activities	19,601	(21,579)

Cash Flows from Investing Activities:
Capital expenditures	(4,745)	(2,480)
Proceeds from sale of land, property and equipment	—	4
Net cash used in investing activities	(4,745)	(2,476)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	—	43,800
Payments of borrowings under revolving credit facility	—	—
Net change in borrowings under revolving credit facility	—	43,800

Dividends paid	(3,987)	(3,750)
Common stock repurchased	—	(6,810)
Other	(801)	(318)
Net cash (used in) provided by financing activities	(4,788)	32,922

Increase in cash, cash equivalents and restricted cash equivalents during the period	10,068	8,867
Cash, cash equivalents and restricted cash equivalents at beginning of period	206,771	82,402
Cash, cash equivalents and restricted cash equivalents at end of period	$216,839	$91,269

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – Business and Basis of Presentation

Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. We operate within a single reportable segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The Company believes that the disclosures made are adequate to make the information not misleading. The financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. We suggest that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our latest Annual Report on Form 10-K.

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

Note B – COVID-19

In December 2019, a novel strain of coronavirus, subsequently named COVID-19, emerged from China and spread worldwide. The World Health Organization declared COVID-19 a pandemic and a national health emergency was declared by the United States beginning on March 1, 2020. In response, many states and local governments began a series of restrictions on public gatherings, retail store closures, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. In an effort to mitigate the spread of COVID-19 and protect our team members, customers, and communities, Havertys closed all of its stores and halted deliveries in mid-March 2020, with the expectation at that time of reopening stores on April 2, 2020. Our stores remained closed during April and we reopened 103 locations on May 1, 2020 and the remaining 17 stores were reopened by June 20, 2020. We restarted our delivery operations on May 5, 2020.

The pandemic continues to disrupt several segments of the economy. Although our stores and other businesses are open, some businesses and industries remain closed or are operating on a reduced scale. Our business has been very strong since reopening. Consumers not negatively impacted financially are spending more on their homes as they spend more time at home. Manufacturers are challenged to meet demand resulting in product shortages and delays in a number of merchandise categories. We have encountered difficulties in increasing our distribution and delivery capacity due to staffing shortages.

The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new virus variants, and the vaccine rollout. At this point, we cannot reasonably estimate the duration of the pandemic’s influence on consumers, the “nesting” economy, and our business. Accordingly, our estimates and assumptions could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be estimated at this time).

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C – Stockholders’ Equity

The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.

For the three months ended March 31, 2021:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2020	$29,600	$1,996	$96,850	$304,626	$(2,560)	$(177,545)	$252,967
Net income				19,406			19,406
Dividends declared:
Common Stock, $0.22 per share				(3,717)			(3,717)
Class A Common Stock, $0.20 per share				(270)			(270)
Class A conversion	154	(154)					—
Restricted stock issuances	35		(835)				(800)
Amortization of restricted stock			2,679				2,679
Other comprehensive income					49		49
Balances at March 31, 2021	$29,789	$1,842	$98,694	$320,045	$(2,511)	$(177,545)	$270,314

For the three months ended March 31, 2020:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2019	$29,431	$2,054	$93,208	$295,999	$(2,087)	$(158,102)	$260,503
Net income				1,819			1,819
Dividends declared:
Common Stock, $0.20 per share				(3,459)			(3,459)
Class A Common Stock, $0.19 per share				(291)			(291)
Acquisition of treasury stock						(6,810)	(6,810)
Restricted stock issuances	27		(345)				(318)
Amortization of restricted stock			972				972
Other comprehensive income					31		31
Balances at March 31, 2020	$29,458	$2,054	$93,835	$294,068	$(2,056)	$(164,912)	$252,447

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $8.8 million at March 31, 2021 and $7.9 million at December 31, 2020 and are included in other assets. Amounts for the related liabilities are included in other liabilities and totaled approximately $8.9 million at March 31, 2021 and $8.1 million at December 31, 2020.

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

The borrowing base was $15.5 million at March 31, 2021, there were no outstanding letters of credit, and the net availability was $15.5 million.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note G – Revenues

We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $104.7 million and $86.2 million at March 31, 2021 and December 31, 2020, respectively. Of the customer deposit liabilities at December 31, 2020, approximately $9.5 million has not been recognized through net sales in the three months ended March 31, 2021.

The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

	Three Months Ended March 31,
	2021		2020
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$39,178	16.6%	$27,639	15.4%
Dining Room Furniture	27,599	11.7	18,219	10.2
Occasional	22,064	9.3	16,248	9.1
	88,841	37.6	62,106	34.6
Upholstery	95,626	40.4	73,629	41.0
Mattresses	20,481	8.7	18,821	10.5
Accessories and Other (1)	31,543	13.3	24,876	13.9
	$236,491	100.0%	$179,432	100.0%

(1)	Includes delivery charges and product protection.

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

As of March 31, 2021, we had entered into one lease for an additional retail location which had not yet commenced and was under construction.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$11,806	$10,431
Variable lease cost	1,508	1,615
Total lease expense	$13,314	$12,046

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,093	$9,996
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,125	$12,043

NOTE I – Income Taxes

Our effective tax rate for the three months ended March 31, 2021 and 2020 was 23.5% and 20.9%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and additional tax expense from vested stock awards.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE J – Stock Based Compensation Plan

As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2020 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the three months ended March 31, 2021:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2020	239,281	20.77	213,895	21.08
Granted/Issued	114,368	32.96	91,485	32.75
Awards vested or rights exercised (1)	—	—	(56,578)	22.95
Forfeited	(1,225)	23.94	—	—
Additional units earned due to performance	—	—	77,265	20.42
Outstanding at March 31, 2021	352,424	24.71	326,067	23.87
Restricted units expected to vest	352,424	24.71	383,882	25.26

(1)	Includes shares repurchased from employees for employee’s tax liability.

The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $13.1 million at March 31, 2021. The restrictions on the service-based awards generally lapse or vest annually, primarily over three-year and four-year periods.

The total fair value of performance-based restricted stock awards that vested during the three months ended March 31, 2021 was approximately $2.0 million. The aggregate intrinsic value of outstanding performance awards at March 31, 2021 expected to vest was approximately $14.3 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The compensation for all awards is charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $2.7 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Forfeitures are recognized as they occur. As of March 31, 2021, the total compensation cost related to unvested equity awards was approximately $12.2 million and is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months Ended March 31,
	2021	2019
Numerator:
Common:
Distributed earnings	$3,717	$3,459
Undistributed earnings	14,262	(1,782)
Basic	17,979	1,677
Class A Common earnings	1,427	142
Diluted	$19,406	$1,819

Class A Common:
Distributed earnings	$270	$291
Undistributed earnings	1,157	(149)
	$1,427	$142
Denominator:
Common:
Weighted average shares outstanding - basic	16,793	17,460
Assumed conversion of Class A Common Stock	1,431	1,532
Dilutive options, awards and common stock equivalents	507	274

Total weighted-average diluted Common Stock	18,731	19,266

Class A Common:
Weighted average shares outstanding	1,431	1,532

Basic earnings per share:
Common Stock	$1.07	$0.10
Class A Common Stock	$1.00	$0.09

Diluted earnings per share:
Common Stock	$1.04	$0.09
Class A Common Stock	$0.98	$0.09

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”).

Forward-Looking Statements

Statements in this Form 10-Q that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to us that could cause our actual results to differ from these forward-looking statements are described in "Item 1A. Risk Factors" of our Form 10-K and in the subsequent reports we file with the SEC. All forward‑looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted in significant economic disruption and impacted our business. We closed our stores and ceased delivery operations in the second half of March 2020. Affected team members were paid during this period and most corporate personnel transitioned to working remotely. On April 1, 2020, we extended our store closure for another 30 days and furloughed 3,033 team members or approximately 87% of our workforce. Given the dramatic shock to the economy caused by the pandemic and uncertainty of the ongoing impact, we made a permanent reduction in our workforce of approximately 1,200 team members effective April 30, 2020 and extended the furlough of approximately 730 team members until June 1, 2020. We reopened 103 of our stores on May 1, 2020 and the remaining 17 were opened by June 20, 2020 and deliveries restarted on May 5, 2020.

We took several steps to strengthen our financial position and maintain financial flexibility by reviewing operating expenses, evaluating merchandise purchases, reducing capital expenditures,  temporarily borrowing $43.8 million on our credit facility (which has since been repaid), and completing a $70.0 million sale-leaseback transaction in May 2020.

Our business has been very strong since reopening.  Consumers not negatively impacted financially are spending more on their homes as they spend more time at home. Demand is outpacing product availability in certain categories. Manufacturers are challenged to ensure safe work environments and have encountered some raw material shortages and transportation capacity issues, resulting in product shortages and delays in a number of product categories. We are continuing to assess our staffing needs and have encountered difficulties in increasing our distribution and delivery capacity.

The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new virus variants, and the vaccine rollout. At this point, we cannot reasonably estimate the duration of the pandemic’s influence on consumers, the “nesting” economy, and our business.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings. Revenue is recognized upon delivery to the customer. Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores and website by comparing the growth in sales in store and online for a particular month over the corresponding month in the prior year. Stores are considered non-comparable if they were not open during the corresponding month in the prior year or if the selling square footage has been changed significantly. Stores closed due to COVID-19 were excluded from comp-store sales. The method we use to compute comp-store sales may not be the same method used by other retailers. We record our sales when the merchandise is delivered to the customer. We also track “written sales” and “written comp-store sales” which represent customer orders prior to delivery. The lag time between customers placing orders and delivery has grown in 2021 due to demand outpacing merchandise supply. As a retailer, comp-store sales and written comp-store sales are an indicator of relative customer spending and store performance. Comp-store sales, total written sales and written comp-store sales are intended only as supplemental information and is not a substitute for net sales presented in accordance with US GAAP.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated:

	2021					2020
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1_	$236.5	31.8%	$57.1	11.5%	$15.4	$179.4	(4.2)%	$(7.8)	11.6%	$13.8

Our sales in the first quarter of 2020 were good until the first weeks of March as information and news coverage concerning the pandemic increased. We closed our stores and paused operations in mid-March. Our business has been strong since reopening in May 2020. Our stores are operating with a smaller staff and are open fewer hours. Our delivery capacity remains slightly behind our prior year pre-pandemic level due to labor shortages and supply chain disruptions. Manufacturers remain challenged by raw material shortages, production changes to meet safety needs, and transportation logistics.

Total sales for the first quarter of 2021 increased $57.1 million or 31.8% compared to 2020. Our comp-store sales, which exclude March, increased 11.5% or $15.4 million in 2021 compared to 2020. The remaining $41.7 million of the change was primarily from stores closed in March 2020 and therefore considered non-comparable.  Written business for the first two months of 2021 compared to the same period of 2020 was up 24.9%.

Store and website traffic continue to be strong. Revenues by product category as a percentage of net sales in 2021 increased over 2020 by 120 basis points in bedroom furniture sales and our mattress business declined 180 basis points due to supply-chain disruption. Our in-home designer sales are beginning to rebound and were 23.6% of our total written business for the first two months of 2021 compared to 24.9% for 2020 and custom order upholstery written business grew 18.1% for the first two months of 2021 compared to the 2020 level.

Gross Profit

Gross profit for the first quarter of 2021 was 57.1%, up 160 basis points compared to the prior year period of 55.5%. The increase is primarily due to merchandise pricing and mix, partially offset by a larger negative LIFO impact.

We expect annual gross profit margins for 2021 will be 56.5% to 57.0%.

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

Selling, General and Administrative Expenses

Our SG&A costs as a percent of sales for the first three months of 2021 were 46.4% versus 54.4% for 2020. SG&A dollars increased $12.2 million for the first quarter of 2021 compared to the same prior year period. The increase is driven by the costs associated with our sales growth, primarily higher selling expense of $3.7 million, delivery costs of $1.4 million, and incentive compensation of $4.9 million.

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

The following table outlines our SG&A expenses by classification:

	Three Months Ended March 31,
	2021		2020
(In thousands)		% of Net Sales		% of Net Sales
Variable	$40,707	17.2%	$35,337	19.7%
Fixed and discretionary	69,055	29.2%	62,198	34.7%
	$109,762	46.4%	$97,535	54.4%

The variable expenses in dollars were higher in the first quarter of 2021 compared to 2020 due to the increase in sales.

The variable expenses for the three months ended March 31, 2021 as a percent of sales reflect additional leveraging of our selling and delivery expenses. The variable expenses for the three months ended March 31, 2020 include payment of approximately $4.3 million in wages during the last weeks of March when stores were closed and deliveries were halted.

Fixed and discretionary expenses were impacted in the first quarter of 2021 primarily by increases in incentive compensation of $4.9 million as incentive compensation in the first quarter of 2020 was reduced to its lowest level given the store closures and outlook for the year. We also had increases in the first quarter of 2021 in health insurance costs of $2.3 million and advertising spending of $1.0 million compared to the prior year quarter, partially offset by reduced travel and occupancy costs.

Our variable type expenses within SG&A for the full year of 2021 are anticipated to be 17.5% to 17.8%. Fixed and discretionary expenses are expected to be approximately $265.0 to $269.0 million for the full year of 2021.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and Cash Equivalents at End of Year
At March 31, 2021, we had $210.1 million in cash and cash equivalents, and $6.7 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing. We expect capital expenditures of approximately $23.0 million for the full year of 2021.

Long-Term Debt
In May 2020, we entered into the Third Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank. The Credit Agreement, which matures September 27, 2024, provides for a $60.0 million revolving credit facility. Amounts available to borrow fluctuate and availability at March 31, 2021 was $15.5 million and we had no amounts outstanding.

Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.

Share Repurchases
In February 2020, our Board of Directors authorized an additional $30.0 million to the $5.4 million remaining under a share repurchase program. We suspended the program between March and August of 2020. There is approximately $16.8 million at March 31, 2021 that may yet be purchased under the existing authorization.

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

Net cash provided by operating activities was $19.6 million in the first three months of 2021 compared to a use of cash of $21.6 million during the same period in 2020. This difference was primarily driven by an increase in net income and changes associated with customer deposits, accounts payable, and inventories.

Investing Activities. Cash used in investing activities increased by $2.3 million in the first three months of 2021 compared to the first three months of 2020, primarily as the result of capital expenditures.

Financing Activities. Cash used in financing activities of $4.8 million in the first three months of 2021 primarily reflected $4.0 million of cash dividends paid.

Cash provided by financing activities in the first three months of 2020 primarily reflected $43.8 million of proceeds from revolving credit facility, partially offset by $6.8 million of share repurchases, and $3.8 million of cash dividends paid.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Store Plans and Capital Expenditures

Location	Opening Quarter Actual or Planned	Category
Myrtle Beach, SC	Q-1-21	Open-New Market
The Villages, FL	Q-3-21	Open
Dallas, TX	Q-3-21	Closure
Austin, TX	Q-4-21	Open

Net selling space in 2021 is expected to be slightly up compared to 2020.  Total capital expenditures are estimated to be $23.0 million in 2021 depending on the timing of spending for new projects.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We reviewed our accounting estimates, and none were deemed to be considered critical for the accounting periods presented in our Form 10-K. We had no significant changes in those accounting estimates since our last annual report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K. Our exposure to market risk has not changed materially since December 31, 2020.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, team members have shifted to a rotating work from home and office environment. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding legal proceedings is described under the subheading “Business and Basis of Presentation” in Note A of the Notes to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.

Item 1A.  Risk Factors

"Item 1A. Risk Factors” in our Form 10-K includes a discussion of our known material risk factors. There have been no material changes from the risk factors described in our Form 10-K.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: April 30, 2021	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board and Chief Executive Officer
(principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)