Form 10-Q
period 2021-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2021-08-02
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission file number:    1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE

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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of August 1, 2021, were:  Common Stock – 17,021,713; Class A Common Stock – 1,290,438.

HAVERTY FURNITURE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$235,344	$200,058
Restricted cash and cash equivalents	6,716	6,713
Inventories	115,056	89,908
Prepaid expenses	11,438	9,580
Other current assets	12,035	9,985
Total current assets	380,589	316,244
Property and equipment, net	112,169	108,366
Right-of-use lease assets	239,142	228,749
Deferred income taxes	16,465	15,814
Other assets	12,776	11,199
Total assets	$761,141	$680,372
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,089	$31,429
Customer deposits	116,078	86,183
Accrued liabilities	50,827	52,963
Current lease liabilities	33,836	33,466
Total current liabilities	234,830	204,041
Noncurrent lease liabilities	213,472	200,200
Other liabilities	23,427	23,164
Total liabilities	471,729	427,405

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2021 – 29,903; 2020 – 29,600	29,903	29,600
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2021 – 1,813; 2020 – 1,996	1,813	1,996
Additional paid-in capital	99,016	96,850
Retained earnings	338,341	304,626
Accumulated other comprehensive loss	(2,462)	(2,560)
Less treasury stock at cost – Common Stock (2021 – 12,837; and 2020 – 12,862 shares) and Convertible Class A Common Stock (2021 and 2020 – 522 shares)	(177,199)	(177,545)
Total stockholders’ equity	289,412	252,967
Total liabilities and stockholders’ equity	$761,141	$680,372

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data - unaudited)	2021	2020	2021	2020

Net sales	$249,989	$109,968	$486,480	$289,400
Cost of goods sold	108,488	50,322	209,945	130,201
Gross profit	141,501	59,646	276,535	159,199

Expenses:
Selling, general and administrative	112,397	72,649	222,159	170,184
Other (income) expense, net	(6)	(31,828)	(43)	(31,897)
Total expenses	112,391	40,821	222,116	138,287

Income before interest and income taxes	29,110	18,825	54,419	20,912
Interest expense (income), net	(59)	200	(114)	(13)

Income before income taxes	29,169	18,625	54,533	20,925
Income tax expense	6,311	4,985	12,269	5,466
Net income	$22,858	$13,640	$42,264	$15,459

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $16 and $32 in 2021 and $10 and $20 in 2020	$49	$29	$98	$60

Comprehensive income	$22,907	$13,669	$42,362	$15,519

Basic earnings per share:
Common Stock	$1.25	$0.73	$2.32	$0.82
Class A Common Stock	$1.18	$0.69	$2.18	$0.78

Diluted earnings per share:
Common Stock	$1.21	$0.72	$2.25	$0.81
Class A Common Stock	$1.16	$0.69	$2.13	$0.78

Cash dividends per share:
Common Stock	$0.25	$0.15	$0.47	$0.35
Class A Common Stock	$0.23	$0.14	$0.43	$0.33

See notes to these condensed consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$42,264	$15,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,932	9,791
Share-based compensation expense	4,656	2,037
Gain from sale of land, property and equipment	(30)	(31,607)
Other	187	2,223
Changes in operating assets and liabilities:
Inventories	(25,148)	(23)
Customer deposits	29,896	27,417
Operating lease assets and liabilities, net	3,248	629
Other assets and liabilities	(5,089)	(3,609)
Accounts payable and accrued liabilities	(277)	2,149
Net cash provided by operating activities	57,639	24,466

Cash Flows from Investing Activities:
Capital expenditures	(10,939)	(4,331)
Proceeds from sale of land, property and equipment	33	69,468
Net cash (used in) provided by investing activities	(10,906)	65,137

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	—	43,800
Payments of borrowings under revolving credit facility	—	(43,800)
Net change in borrowings under revolving credit facility	—	—

Dividends paid	(8,550)	(6,558)
Common stock repurchased	—	(6,810)
Other	(2,894)	(873)
Net cash used in financing activities	(11,444)	(14,241)

Increase in cash, cash equivalents and restricted cash equivalents during the period	35,289	75,362
Cash, cash equivalents and restricted cash equivalents at beginning of period	206,771	82,402
Cash, cash equivalents and restricted cash equivalents at end of period	$242,060	$157,764

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

The pandemic continues to disrupt several segments of the economy. Although we and many other businesses are open, some businesses and industries have only recently reopened or are operating on a reduced scale. Our business has been very strong since reopening. Consumers not negatively impacted financially are spending more money on their homes as they spend more time at home. However, many manufacturers are struggling to meet the increased consumer demand, resulting in product shortages and delays in a number of merchandise categories. In addition to experiencing supply chain disruptions and delays we have encountered difficulties in increasing our distribution and delivery capacity due to staffing shortages.

The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new shut-downs of vendor operations, new virus variants, and the vaccine rollout. At this point, we cannot reasonably estimate the duration of the pandemic’s influence on consumers, the “nesting” economy, and our business. Accordingly, our estimates and assumptions could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be estimated at this time).

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE C – Stockholders’ Equity

The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.

For the three months ended June 30, 2021:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2021	$29,789	$1,842	$98,694	$320,045	$(2,511)	$(177,545)	$270,314
Net income				22,858			22,858
Dividends declared:
Common Stock, $0.25 per share				(4,261)			(4,261)
Class A Common Stock, $0.23 per share				(301)			(301)
Class A conversion	29	(29)					—
Restricted stock issuances	85		(2,179)				(2,094)
Amortization of restricted stock			1,977				1,977
Directors’ Compensation Plan			524			346	870
Other comprehensive income					49		49
Balances at June 30, 2021	$29,903	$1,813	$99,016	$338,341	$(2,462)	$(177,199)	$289,412

For the six months ended June 30, 2021:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2020	$29,600	$1,996	$96,850	$304,626	$(2,560)	$(177,545)	$252,967
Net income				42,264			42,264
Dividends declared:
Common Stock, $0.47 per share				(7,978)			(7,978)
Class A Common Stock, $0.43 per share				(571)			(571)
Class A conversion	183	(183)					—
Restricted stock issuances	120		(3,014)				(2,894)
Amortization of restricted stock			4,656				4,656
Directors’ Compensation Plan			524			346	870
Other comprehensive income					98		98
Balances at June 30, 2021	$29,903	$1,813	$99,016	$338,341	$(2,462)	$(177,199)	$289,412

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the three months ended June 30, 2020:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2020	$29,458	$2,054	$93,835	$294,068	$(2,056)	$(164,912)	$252,447
Net income				13,640			13,640
Dividends declared:
Common Stock, $0.15 per share				(2,593)			(2,593)
Class A Common Stock, $0.14 per share				(215)			(215)
Restricted stock issuances	80		(634)				(554)
Amortization of restricted stock			1,064				1,064
Directors’ Compensation Plan			316			244	560
Other comprehensive income					29		29
Balances at June 30, 2020	$29,538	$2,054	$94,581	$304,900	$(2,027)	$(164,668)	$264,378

For the six months ended June 30, 2020:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2019	$29,431	$2,054	$93,208	$295,999	$(2,087)	$(158,102)	$260,503
Net income				15,459			15,459
Dividends declared:
Common Stock, $0.35 per share				(6,052)			(6,052)
Class A Common Stock, $0.33 per share				(506)			(506)
Acquisition of treasury stock						(6,810)	(6,810)
Restricted stock issuances	107		(980)				(873)
Amortization of restricted stock			2,037				2,037
Directors’ Compensation Plan			316			244	560
Other comprehensive income					60		60
Balances at June 30, 2020	$29,538	$2,054	$94,581	$304,900	$(2,027)	$(164,668)	$264,378

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $9.4 million at June 30, 2021 and $7.9 million at December 31, 2020 and are included in other assets. Amounts for the related liabilities are included in other liabilities and totaled approximately $9.4 million at June 30, 2021 and $8.1 million at December 31, 2020.

NOTE F – Credit Agreement

On May 15, 2020 we entered into the Third Amendment to Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank to permit certain sale-leaseback transactions as described in Note H. Our first borrowings under the facility, since its origination in 2008, were in March 2020.

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

We borrowed $43.8 million under the Credit Agreement in March 2020 and repaid the borrowings in June 2020. The interest rate on the outstanding balance was based on the three-month Euro dollar LIBOR rate plus 1.25% and on a weighted average basis was approximately 2.37%. Total interest paid under the Credit Agreement was $0.3 million for the three months ended June 30, 2020.

The borrowing base was $13.6 million at June 30, 2021, there were no outstanding letters of credit, and the net availability was $13.6 million.

Note G – Revenues

We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $116.1 million and $86.2 million at June 30, 2021 and December 31, 2020, respectively. Of the customer deposit liabilities at December 31, 2020, approximately $1.5 million has not been recognized through net sales in the six months ended June 30, 2021.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$41,232	16.5%	$19,284	17.5%	$80,410	16.5%	$46,928	16.2%
Dining Room Furniture	28,320	11.3	12,852	11.7	55,919	11.5	31,074	10.7
Occasional	22,110	8.8	11,199	10.2	44,174	9.1	27,450	9.5
	91,662	36.7	43,335	39.4	180,503	37.1	105,452	36.4
Upholstery	100,841	40.3	44,455	40.4	196,467	40.4	118,084	40.8
Mattresses	24,159	9.7	10,377	9.4	44,640	9.2	29,195	10.1
Accessories and Other (1)	33,327	13.3	11,800	10.7	64,870	13.3	36,669	12.7
	$249,989	100.0%	$109,968	100.0%	$486,480	100.0%	$289,400	100.0%

(1)	Includes delivery charges and product protection.

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

As of June 30, 2021, we had entered into one lease for an additional retail location which had not yet commenced and was under construction.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$11,873	$11,083	$23,700	$21,515
Short-term lease cost	—	—	—	—
Variable lease cost	1,609	584	3,117	2,198
Total lease expense	$13,482	$11,667	$26,817	$23,713

In June 2021, we renewed the lease covering ten retail locations. This increased our right-of-use assets approximately $17.6 million and lease liability $20.6 million, and we recorded $3.0 million in tenant incentives.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,876	$14,028
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,063	$77,772

Sale and Leaseback Transaction
On May 18, 2020, we completed a sale and leaseback transaction of three of our distribution facilities. The total purchase price for the three properties, excluding costs and taxes, was $70.0 million and the net book value was $37.9 million. We recorded a gain of $31.6 million in May 2020 which is included in other income.

The three properties were leased back to us under 15-year operating lease agreements with renewal options.

NOTE I – Income Taxes

Our effective tax rate for the six months ended June 30, 2021 and 2020 was 22.5% and 26.1%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and tax impact from vested stock awards.

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE J – Stock Based Compensation Plan

As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2020 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the six months ended June 30, 2021:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2020	239,281	20.77	213,895	21.08
Granted/Issued	118,021	33.22	93,685	32.83
Awards vested or rights exercised (1)	(130,323)	21.28	(56,578)	22.95
Forfeited	(3,435)	27.24	—	—
Additional units earned due to performance	—	—	77,265	20.42
Outstanding at June 30, 2021	223,544	26.94	328,267	23.96
Restricted units expected to vest	223,544	26.94	387,512	25.36

(1)	Includes shares repurchased from employees for employee’s tax liability.

The total fair value of service-based restricted stock awards that vested during the six months ended June 30, 2021 was $6.1 million. The aggregate intrinsic value of outstanding service-based restricted stock awards was $9.6 million at June 30, 2021. The restrictions on the service-based awards generally lapse or vest annually, primarily over four-year and three-year periods.

The total fair value of performance-based restricted stock awards that vested during the six months ended June 30, 2021 was $2.0 million. The aggregate intrinsic value of outstanding performance awards at June 30, 2021 expected to vest was $16.6 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The compensation for all awards is charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $4.7 million for the six months ended June 30, 2021 and $2.0 million in 2020. Forfeitures are recognized as they occur. As of June 30, 2021, the total compensation cost related to unvested equity awards was approximately $10.4 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Common:
Distributed earnings	$4,261	$2,593	$7,978	$6,052
Undistributed earnings	17,042	9,987	31,295	8,211
Basic	21,303	12,580	39,273	14,263
Class A Common earnings	1,555	1,060	2,991	1,196
Diluted	$22,858	$13,640	$42,264	$15,459

Class A Common:
Distributed earnings	$301	$215	$571	$506
Undistributed earnings	1,254	845	2,420	690
	$1,555	$1,060	$2,991	$1,196
Denominator:
Common:
Weighted average shares outstanding - basic	16,997	17,245	16,895	17,353
Assumed conversion of Class A Common Stock	1,313	1,532	1,372	1,532
Dilutive options, awards and common stock equivalents	532	208	520	241

Total weighted-average diluted Common Stock	18,842	18,985	18,787	19,126

Class A Common:
Weighted average shares outstanding	1,313	1,532	1,372	1,532

Basic earnings per share:
Common Stock	$1.25	$0.73	$2.32	$0.82
Class A Common Stock	$1.18	$0.69	$2.18	$0.78

Diluted earnings per share:
Common Stock	$1.21	$0.72	$2.25	$0.81
Class A Common Stock	$1.16	$0.69	$2.13	$0.78

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”).

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

We took several steps to strengthen our financial position and maintain financial flexibility by reviewing operating expenses, evaluating merchandise purchases, reducing capital expenditures,  temporarily borrowing $43.8 million on our credit facility (which was repaid within 96 days), and completing a $70.0 million sale-leaseback transaction in May 2020.

Our business has been very strong since reopening.  Consumers not negatively impacted financially are spending more money on their homes as they spend more time at home. Demand is outpacing product availability in certain categories. Manufacturers are challenged to ensure safe work environments and have encountered some raw material shortages and transportation capacity issues, resulting in product shortages and delays in a number of product categories. We are continuing to assess our staffing needs and have encountered difficulties in increasing our distribution and delivery capacity due to labor shortages in some of our markets.

The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new shut-downs of vendor operations, new virus variants, and the vaccine rollout. At this point, we cannot reasonably estimate the duration of the pandemic’s influence on consumers, the “nesting” economy, and our business.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Our sales are generated by customer purchases of home furnishings. Revenue is recognized upon delivery to the customer. Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores and website by comparing the growth in sales in store and online for a particular month over the corresponding month in the prior year. Stores are considered non-comparable if they were not open during the corresponding month in the prior year or if the selling square footage has been changed significantly. Stores closed due to COVID-19 were excluded from comp-store sales. The method we use to compute comp-store sales may not be the same method used by other retailers. We record our sales when the merchandise is delivered to the customer. We also track “written sales” and “written comp-store sales” which represent customer orders prior to delivery. The lag time between customers placing orders and delivery has grown in 2021 due to demand outpacing merchandise supply. As a retailer, comp-store sales and written comp-store sales are an indicator of relative customer spending and store performance. Comp-store sales, total written sales and written comp-store sales are intended only as supplemental information and are not substitutes for net sales presented in accordance with US GAAP.

The following outlines our sales and comp-store sales increases and decreases for the periods indicated:

	2021					2020
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1_	$236.5	31.8%	$57.1	11.5%	$15.4	$179.4	(4.2)%	$(7.8)	11.6%	$13.8
Q2_	$250.0	127.3%	$140.0	46.9%	$48.8	$110.0	(42.7)%	$(81.9)	(15.2)%	$(18.4)
YTD Q2_	$486.5	68.1%	$197.1	27.0%	$64.2	$289.4	(23.7)%	$(89.7)	(1.9)%	$(4.6)

Although we closed our stores and paused our operations mid-March of last year, our business has been strong since reopening in May 2020. Our stores are operating with a smaller staff and are open fewer hours. Our delivery capacity is improving but remains slightly behind our prior year pre-‑pandemic level due to labor shortages and supply chain disruptions. Many manufacturers continue to be challenged by raw material shortages, transportation logistics and lingering health and safety issues. Manufacturers in Vietnam and Indonesia have paused their operations due to COVID-19. This shutdown, if not resolved in August, may begin to impact our merchandise available for delivery in the fourth quarter.

The above chart outlines our sales for the quarters and year to date. Our stores were closed and we did make any deliveries in April 2020. Total sales for the two months ended June 30 in 2021 increased 49.3% compared to the same period in 2020 as deliveries in 2020 were at reduced capacity and in 2021 we continue to reduce our backlog. Written business for the two months ended June 30, 2021, compared to the same period of 2020 was up 18.8%.

Ours sales by merchandise category are impacted by product availability. Long production lead times for our custom upholstery orders, which were four to six weeks pre‑pandemic and are currently averaging 16 weeks, have negatively impacted our business in this category. Consumers’ desire for faster fulfillment has overtaken their “pandemic patience” and are shifting to purchases of available merchandise. Custom upholstery orders were 20.7% of total written upholstery sales for the second quarter of 2021 compared to 25.1% for the fourth quarter of 2020 and 28.0% for the pre-pandemic first quarter of 2020. Mattress sales for the second quarter of 2021 as a percentage of total revenue was 9.7% compared to 8.7% in the first quarter of 2021. Our product availability in this merchandise category has improved and are reflected in our sales.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit for the second quarter of 2021 was 56.6%, up 240 basis points compared to the prior year period of 54.2%. We have judiciously adjusted our pricing in response to product price increases and higher inbound freight costs. This merchandising pricing and sales mix has offset the negative impact to gross profit from increases in our LIFO reserve. Gross profit for the first half of 2021 was 56.8% compared to 55.0% for the same period of 2020.

We estimate gross profit margins for the full year of 2021 will be 56.5% to 56.8%.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”) as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A costs as a percent of sales for the second quarter of 2021 were 45.0% versus 66.1% for the same period in 2020. This change reflects the impact of our stores being closed in April 2020 and the operational changes implemented under our business continuity plan. SG&A dollars increased $39.7 million for the second quarter of 2021 and $52.0 million for the six months ended June 30, 2021 compared to the same prior year periods.

During April 2020, virtually all team members in our store and distribution operations were furloughed and warehouse and corporate office personnel were furloughed to a minimum level for necessary operations. We covered the health benefits premiums for those furloughed which totaled approximately $2.1 million. Salaries and wages associated with the furloughed team members was approximately $9.9 million. We reduced our workforce by approximately 35% effective April 30, 2020 and paid severance costs of approximately $1.7 million.

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

The following table outlines our SG&A expenses by classification:

	Three months ended June 30,				Six Months ended June 30,
	2021		2020		2021		2020
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$41,958	16.8%	$20,594	18.7%	$82,665	17.0%	$56,067	19.4%
Fixed and discretionary	70,439	28.0	52,055	47.3	139,494	28.7	114,117	39.4
	$112,397	45.0%	$72,649	66.1%	$221,159	45.7%	$170,184	58.8%

The variable expenses in dollars were higher in the second quarter and first half of 2021 compared to the same periods in 2020 due to the increase in sales.

The variable expenses for the three months ended June 30, 2021 as a percent of sales reflect additional leveraging of our selling and delivery expenses. The variable expenses for the three months ended June 30, 2020 include payment of severance costs and health benefits for furloughed team members.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fixed and discretionary expenses were impacted in the second quarter of 2021 primarily by increases in marketing spend of $6.9 million, incentive compensation of $2.4 million, compensation and benefits of $3.1 million, and warehouse and occupancy expense of $3.6 million compared to the same period of 2020.

Our variable type expenses within SG&A for the full year of 2021 are anticipated to be 17.3% to 17.5%. Fixed and discretionary expenses are expected to be approximately $275.0 to $278.0 million for the full year of 2021.

Liquidity and Capital Resources

Cash and Cash Equivalents at End of Year
At June 30, 2021, we had $235.3 million in cash and cash equivalents, and $6.7 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing. We expect capital expenditures of approximately $37.0 million for the full year of 2021.

Long-Term Debt
In May 2020, we entered into the Third Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank. The Credit Agreement, which matures September 27, 2024, provides for a $60.0 million revolving credit facility. Amounts available to borrow fluctuate and availability at June 30, 2021 was $13.6 million and we had no amounts outstanding.

Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.

Share Repurchases
In February 2020, our Board of Directors authorized an additional $30.0 million to the $5.4 million remaining under a share repurchase program. We suspended the program between March and August of 2020. There is approximately $16.8 million at June 30, 2021 that may yet be purchased under the existing authorization.

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

Net cash provided by operating activities was $57.6 million in the first six months of 2021 driven primarily by net income of $42.2 million and non-cash adjustments of $12.7 million, consisting of depreciation and amortization and stock-based compensation and by changes in working capital inflows. The primary working capital inflows were from customer deposits of $29.9 million partially offset by outflows for inventory of $25.1 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash provided by operating activities in the first six months of 2020 was $24.5 million driven primarily by changes in working capital. For calculation of cash provided by operating activities the gain from sale of land, property, and equipment of $31.6 million is excluded, offsetting net income of $15.5 million and non‑cash adjustments of $14.0 million. The primary working capital inflows was from customer deposits of $27.4 million.

Investing Activities. Cash used in investing activities was $10.9 million in the first six months of 2021 compared to cash provided by investing activities of $65.1 million during the first six months of 2020. The difference primarily is from $69.5 million of proceeds from sale of land, property, and equipment in 2020.

Financing Activities. Cash used in financing activities of $11.4 million in the first six months of 2021 primarily reflected $8.6 million of cash dividends paid and $2.9 million for taxes on vested restricted shares.

Cash used by financing activities of $14.2 million in the first six months of 2020 primarily reflected $6.8 million of share repurchases and $6.6 million of cash dividends paid.

Store Plans and Capital Expenditures

Location	Opening Quarter Actual or Planned	Category
Myrtle Beach, SC	Q-1-21	Open – New Market
The Villages, FL	Q-3-21	Open
Dallas, TX	Q-3-21	Closure
Austin, TX	Q-4-21	Open

Net selling space in 2021 is expected to be slightly up compared to 2020.

We plan to purchase our Virginia home delivery center which was part of our May 2020 sale leaseback and to acquire a retail location at the end of its lease term. Our capital expenditures also include amounts for information technology for operations and website enhancements. Total capital expenditures are estimated to be approximately $37.0 million in 2021 depending on the timing of spending for new projects.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, team members have shifted to a rotating work from home and office environment. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	August 2, 2021	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)