Form 10-Q
period 2021-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2021-11-02
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission file number:    1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE

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

The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 28, 2021, were:  Common Stock – 16,532,392; Class A Common Stock – 1,287,142.

HAVERTY FURNITURE COMPANIES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$225,674	$200,058
Restricted cash and cash equivalents	6,716	6,713
Inventories	118,961	89,908
Prepaid expenses	13,729	9,580
Other current assets	13,441	9,985
Total current assets	378,521	316,244

Property and equipment, net	124,795	108,366
Right-of-use lease assets	229,975	228,749
Deferred income taxes	18,120	15,814
Other assets	12,349	11,199
Total assets	$763,760	$680,372
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,663	$31,429
Customer deposits	120,149	86,183
Accrued liabilities	56,880	52,963
Current lease liabilities	34,108	33,466
Total current liabilities	245,800	204,041
Noncurrent lease liabilities	203,935	200,200
Other liabilities	22,484	23,164
Total liabilities	472,219	427,405

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2021 – 29,906; 2020 – 29,600	29,906	29,600
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2021 – 1,810; 2020 – 1,996	1,810	1,996
Additional paid-in capital	100,816	96,850
Retained earnings	358,113	304,626
Accumulated other comprehensive loss	(2,412)	(2,560)
Less treasury stock at cost – Common Stock (2021 – 13,374; and 2020 – 12,862 shares) and Convertible Class A Common Stock (2021 and 2020 – 522 shares)	(196,692)	(177,545)
Total stockholders’ equity	291,541	252,967
Total liabilities and stockholders’ equity	$763,760	$680,372

See notes to these condensed consolidated financial statements.

INDEX

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data - unaudited)	2021	2020	2021	2020

Net sales	$260,378	$217,513	$746,858	$506,913
Cost of goods sold	112,375	95,336	322,320	225,537
Gross profit	148,003	122,177	424,538	281,376

Expenses:
Selling, general and administrative	116,156	100,097	338,315	270,281
Other expense (income), net	2	(2,401)	(40)	(34,298)
Total expenses	116,158	97,696	338,275	235,983

Income before interest and income taxes	31,845	24,481	86,263	45,393
Interest income, net	58	51	173	64

Income before income taxes	31,903	24,532	86,436	45,457
Income tax expense	7,670	6,271	19,939	11,737
Net income	$24,233	$18,261	$66,497	$33,720

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $16 and $48 in 2021 and $10 and $30 in 2020	$50	$30	$148	$90

Comprehensive income	$24,283	$18,291	$66,645	$33,810

Basic earnings per share:
Common Stock	$1.35	$0.98	$3.67	$1.80
Class A Common Stock	$1.28	$0.94	$3.45	$1.71

Diluted earnings per share:
Common Stock	$1.31	$0.97	$3.55	$1.77
Class A Common Stock	$1.25	$0.93	$3.38	$1.70

Cash dividends per share:
Common Stock	$0.25	$0.20	$0.72	$0.55
Class A Common Stock	$0.23	$0.19	$0.65	$0.52

See notes to these condensed consolidated financial statements.

INDEX

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$66,497	$33,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,099	13,959
Share-based compensation expense	6,456	3,362
Gain from sale of land, property and equipment	(74)	(34,202)
Other	(1,484)	1,259
Changes in operating assets and liabilities:
Inventories	(29,053)	13,873
Customer deposits	33,966	58,287
Operating lease assets and liabilities, net	3,151	1,156
Other assets and liabilities	(9,239)	(4,997)
Accounts payable and accrued liabilities	6,679	13,404
Net cash provided by operating activities	88,998	99,821

Cash Flows from Investing Activities:
Capital expenditures	(28,060)	(7,205)
Proceeds from sale of land, property and equipment	78	74,399
Net cash (used in) provided by investing activities	(27,982)	67,194

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	—	43,800
Payments of borrowings under revolving credit facility	—	(43,800)
Net change in borrowings under revolving credit facility	—	—

Dividends paid	(13,010)	(10,271)
Common stock repurchased	(19,493)	(19,708)
Other	(2,894)	(876)
Net cash used in financing activities	(35,397)	(30,855)

Increase in cash, cash equivalents and restricted cash equivalents during the period	25,619	136,160
Cash, cash equivalents and restricted cash equivalents at beginning of period	206,771	82,402
Cash, cash equivalents and restricted cash equivalents at end of period	$232,390	$218,562

See notes to these condensed consolidated financial statements.

INDEX

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

The pandemic continues to disrupt several segments of the economy. Although we and many other businesses are open, some businesses and industries have only recently reopened or are operating on a reduced scale. Our business has been very strong since reopening. Consumers not negatively impacted financially are spending more money on furniture and accessories as they spend more time at home. However, many manufacturers are struggling to meet the increased consumer demand, resulting in product shortages and delays in a number of merchandise categories. In addition to experiencing supply chain disruptions and delays we have encountered difficulties in increasing our distribution and delivery capacity due to staffing shortages.

The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new shutdowns and disruptions of vendor operations, new virus variants, and the vaccine rollout. At this point, we cannot reasonably estimate the duration and extent of the pandemic’s influence on consumers, the “nesting” economy, and our business. Accordingly, our estimates and assumptions could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be estimated at this time).

INDEX

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE C – Stockholders’ Equity

The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.

For the three months ended September 30, 2021:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2021	$29,903	$1,813	$99,016	$338,341	$(2,462)	$(177,199)	$289,412
Net income				24,233			24,233
Dividends declared:
Common Stock, $0.25 per share				(4,164)			(4,164)
Class A Common Stock, $0.23 per share				(297)			(297)
Class A conversion	3	(3)					—
Acquisition of treasury stock						(19,493)	(19,493)
Amortization of restricted stock			1,800				1,800
Other comprehensive income					50		50
Balances at September 30, 2021	$29,906	$1,810	$100,816	$358,113	$(2,412)	$(196,692)	$291,541

For the nine months ended September 30, 2021:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2020	$29,600	$1,996	$96,850	$304,626	$(2,560)	$(177,545)	$252,967
Net income				66,497			66,497
Dividends declared:
Common Stock, $0.72 per share				(12,142)			(12,142)
Class A Common Stock, $0.65 per share				(868)			(868)
Class A conversion	186	(186)					—
Acquisition of treasury stock						(19,493)	(19,493)
Restricted stock issuances	120		(3,014)				(2,894)
Amortization of restricted stock			6,456				6,456
Directors’ Compensation Plan			524			346	870
Other comprehensive income					148		148
Balances at September 30, 2021	$29,906	$1,810	$100,816	$358,113	$(2,412)	$(196,692)	$291,541

INDEX

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the three months ended September 30, 2020:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2020	$29,538	$2,054	$94,581	$304,900	$(2,027)	$(164,668)	$264,378
Net income				18,261			18,261
Dividends declared:
Common Stock, $0.20 per share				(3,423)			(3,423)
Class A Common Stock, $0.19 per share				(290)			(290)
Class A conversion	17	(17)					—
Acquisition of treasury stock						(12,899)	(12,899)
Amortization of restricted stock			1,325				1,325
Directors’ Compensation Plan			(5)				(5)
Other comprehensive income					30		30
Balances at September 30, 2020	$29,555	$2,037	$95,901	$319,448	$(1,997)	$(177,567)	$267,377

For the nine months ended September 30, 2020:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2019	$29,431	$2,054	$93,208	$295,999	$(2,087)	$(158,102)	$260,503
Net income				33,720			33,720
Dividends declared:
Common Stock, $0.55 per share				(9,475)			(9,475)
Class A Common Stock, $0.52 per share				(796)			(796)
Class A conversion	17	(17)					—
Acquisition of treasury stock						(19,708)	(19,708)
Restricted stock issuances	107		(983)				(876)
Amortization of restricted stock			3,362				3,362
Directors’ Compensation Plan			314			243	557
Other comprehensive income					90		90
Balances at September 30, 2020	$29,555	$2,037	$95,901	$319,448	$(1,997)	$(177,567)	$267,377

INDEX

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

NOTE E – Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique. The assets related to our deferred compensation plans totaled approximately $9.2 million at September 30, 2021 and $7.9 million at December 31, 2020 and are included in other assets. Amounts for the related liabilities are included in other liabilities and totaled approximately $9.2 million at September 30, 2021 and $8.1 million at December 31, 2020.

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

The borrowing base was $15.7 million at September 30, 2021, there were no outstanding letters of credit, and the net availability was $15.7 million.

Note G – Revenues

We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $120.1 million and $86.2 million at September 30, 2021 and December 31, 2020, respectively. Of the customer deposit liabilities at December 31, 2020, approximately $0.5 million has not been recognized through net sales in the nine months ended September 30, 2021.

INDEX

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$41,438	15.9%	$29,725	13.7%	$121,848	16.3%	$76,638	15.1%
Dining Room Furniture	29,047	11.2	22,994	10.6	84,965	11.4	54,067	10.7
Occasional	21,955	8.4	19,220	8.8	66,128	8.8	46,665	9.2
	92,440	35.5	71,939	33.1	272,941	36.5	177,371	35.0
Upholstery	109,375	42.0	95,554	43.9	305,842	41.0	213,656	42.1
Mattresses	23,616	9.1	21,431	9.9	68,257	9.1	50,625	10.0
Accessories and Other (1)	34,948	13.4	28,590	13.1	99,818	13.4	65,261	12.9
	$260,378	100.0%	$217,513	100.0%	$746,858	100.0%	$506,913	100.0%

(1)	Includes delivery charges and product protection.

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

As of September 30, 2021, we had entered into one lease for an additional retail location which had not yet commenced and was under construction.

INDEX

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$11,440	$11,596	$35,140	$33,111
Variable lease cost	1,739	1,627	4,856	3,825
Total lease expense	$13,179	$13,223	$39,996	$36,936

In June 2021, we renewed the lease covering ten retail locations. This increased our right-of-use assets approximately $17.6 million and lease liability $20.6 million, and we recorded $3.0 million in tenant incentives. In August 2021, we purchased a distribution center which was part of the sale and leaseback transaction which occurred in May 2020 and which is described below. We also purchased a retail location at the end of its lease term. These purchases decreased our right of use assets and lease liabilities approximately $5.3 million.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,428	$25,099
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24,213	$83,550

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

NOTE I – Income Taxes

Our effective tax rate for the nine months ended September 30, 2021 and 2020 was 23.1% and 25.8%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and the tax impact from vested stock awards.

INDEX

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE J – Stock Based Compensation Plan

As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2020 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

Our shareholders approved a new stock-based compensation plan, the 2021 Long-Term Incentive Plan (the “2021 LTIP Plan”) and the 1,500,000 shares reserved for issuance under the 2021 LTIP Plan were registered with the SEC in August 2021. The 2021 LTIP Plan is substantially the same as our 2014 Long-Term Incentive Plan (the “2014 LTIP Plan”). No new grants may be awarded under the 2014 LTIP Plan.

The following table summarizes our award activity during the nine months ended September 30, 2021:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2020	239,281	20.77	213,895	21.08
Granted/Issued	119,921	33.29	93,685	32.83
Awards vested or rights exercised(1)	(130,323)	21.28	(56,578)	22.95
Forfeited	(5,621)	24.74	—	—
Additional units earned due to performance	—	—	77,265	20.42
Outstanding at September 30, 2021	223,258	27.10	328,267	23.96
Restricted units expected to vest	223,258	27.10	387,512	25.36

(1)	Includes shares repurchased from employees for employee’s tax liability.

The total fair value of service-based restricted stock awards that vested during the nine months ended September 30, 2021 was $6.1 million. The aggregate intrinsic value of outstanding service-based restricted stock awards was $7.5 million at September 30, 2021. The restrictions on the service-based awards generally lapse or vest annually, primarily over four-year and three-year periods.

The total fair value of performance-based restricted stock awards that vested during the nine months ended September 30, 2021 was $2.0 million. The aggregate intrinsic value of outstanding performance awards at September 30, 2021 expected to vest was $13.1 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The compensation for all awards is charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $6.5 million for the nine months ended September 30, 2021 and $3.4 million for the same period in 2020. Forfeitures are recognized as they occur. As of September 30, 2021, the total compensation cost related to unvested equity awards was approximately $8.6 million and is expected to be recognized over a weighted-average period of two years.

INDEX

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Common:
Distributed earnings	$4,164	$3,423	$12,142	$9,475
Undistributed earnings	18,424	13,408	49,713	21,624
Basic	22,588	16,831	61,855	31,099
Class A Common earnings	1,645	1,430	4,642	2,621
Diluted	$24,233	$18,261	$66,497	$33,720

Class A Common:
Distributed earnings	$297	$290	$868	$796
Undistributed earnings	1,348	1,140	3,774	1,825
	$1,645	$1,430	$4,642	$2,621
Denominator:
Common:
Weighted average shares outstanding - basic	16,794	17,098	16,862	17,267
Assumed conversion of Class A Common Stock	1,290	1,526	1,344	1,530
Dilutive options, awards and common stock equivalents	478	240	506	241

Total weighted-average diluted Common Stock	18,562	18,864	18,712	19,038

Class A Common:
Weighted average shares outstanding	1,290	1,526	1,344	1,530

Basic earnings per share:
Common Stock	$1.35	$0.98	$3.67	$1.80
Class A Common Stock	$1.28	$0.94	$3.45	$1.71

Diluted earnings per share:
Common Stock	$1.31	$0.97	$3.55	$1.77
Class A Common Stock	$1.25	$0.93	$3.38	$1.70

INDEX

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
Forward-Looking Statements
Statements in this Form 10-Q that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to us that could cause our actual results to differ from these forward-looking statements are described in “Item 1A. Risk Factors” of our Form 10-K and in the subsequent reports we file with the SEC. All forward‑looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.
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
Our business has been very strong since reopening.  Consumers not negatively impacted financially are spending more money on furniture and accessories as they spend more time at home. Demand is outpacing product availability in certain categories. Manufacturers are challenged to ensure safe work environments and have encountered some raw material shortages and transportation capacity issues, resulting in product shortages and delays in a number of product categories. We are continuing to assess our staffing needs and have encountered difficulties in increasing our distribution and delivery capacity due to labor shortages in some of our markets.
The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new shutdowns and disruptions of vendor operations, new virus variants, and the vaccine rollout. At this point, we cannot reasonably estimate the duration of the pandemic’s influence on consumers, the “nesting” economy, and our business.

INDEX

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
The following outlines our sales and comp-store sales increases and decreases for the periods indicated:
	2021					2020
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$236.5	31.8%	$57.1	11.5%	$15.4	$179.4	(4.2)%	$(7.8)	11.6%	$13.8
Q2	$250.0	127.3%	$140.0	46.9%	$48.8	$110.0	(42.7)%	$(81.9)	(15.2)%	$(18.4)
Q3	$260.4	19.7%	$42.9	17.7%	$38.4	$217.5	3.9%	$8.2	4.0%	$8.4
YTD Q3	$746.9	47.3%	$240.0	22.5%	$102.6	$506.9	(13.9)%	$(81.5)	0.8%	$3.8

Although we closed our stores and paused our operations mid-March of last year, our business has been strong since reopening in May 2020. Our stores are operating with a smaller staff and are open fewer hours. Our delivery capacity is improving but remains slightly behind our prior year pre‑pandemic level due to labor shortages and supply chain disruptions. Many manufacturers continue to be challenged by raw material shortages, transportation logistics, labor shortages,  and lingering health and safety issues. Many of the manufacturers in Vietnam and Indonesia that produce our products paused their operations in July due to a resurgence of COVID‑19. Fortunately, most began reopening in mid-October and are operating at various levels of capacity. However, these shutdowns may impact our merchandise available for delivery in future quarters.
The above chart outlines our sales for the quarters and year to date. Our stores were closed and we did not make any deliveries in April 2020. Our written sales for the quarter ended September 30, 2021 were up 2.0% compared to the same period in 2020 which was up 22.8% over 2019.

Ours sales by merchandise category are impacted by product availability. Long production lead times for our custom upholstery orders, which were four to six weeks pre‑pandemic and are currently averaging 16 weeks, have negatively impacted our business in this category. Consumers’ desire for faster fulfillment has overtaken their “pandemic patience” and are shifting to purchases of available merchandise. Custom upholstery orders were 28.0% of total written upholstery sales for the pre-pandemic first quarter of 2020 and a high of 29.8% in the third quarter of 2020 but have steadily fallen to 20.0% in the third quarter of 2021.

INDEX

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross Profit
Gross profit for the third quarter of 2021 was 56.8%, up 60 basis points compared to the prior year period of 56.2%. We have judiciously adjusted our pricing in response to product price increases and higher inbound freight costs. Gross profit for the first nine months of 2021 was 56.8%, up 130 basis points compared to 55.5% for the same period of 2020. Our focus on retail pricing and our sales mix have offset the negative impact to gross profit from increases in our LIFO reserve.
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
Selling, General and Administrative Expenses
Our SG&A costs as a percent of sales for the third quarter of 2021 were 44.6% versus 46.0% for the same period in 2020. This change reflects the leveraging of costs on increased sales and the impact of the operational changes implemented in 2020 under our business continuity plan. SG&A dollars increased $16.1 million for the third quarter of 2021 and increased $68.0 million for the nine months ended September 30, 2021 compared to the same prior year periods.
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
The following table outlines our SG&A expenses by classification:
	Three months ended September 30,				Nine Months ended September 30,
	2021		2020		2021		2020
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$43,708	16.8%	$37,678	17.3%	$126,374	16.9%	$93,685	18.5%
Fixed and discretionary	72,448	27.8	62,419	28.7	211,941	28.4	176,596	34.8
	$116,156	44.6%	$100,097	46.0%	$338,315	45.3%	$270,281	53.3%

The variable expenses in dollars were higher in the third quarter and first nine months of 2021 compared to the same periods in 2020 due to the increase in sales.
The variable expenses for the three months ended September 30, 2021 as a percent of sales compared to the prior year period reflect additional leveraging of certain selling and delivery expenses. The variable expenses for the nine months ended September 30, 2020 include payment of severance costs and health benefits for furloughed team members.

INDEX

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Fixed and discretionary expenses were impacted in the third quarter of 2021 primarily by increases in general and administrative expense for compensation, benefits, and related payroll and labor costs of $3.8 million, warehouse expense of $2.8 million, and marketing spend of $1.7 million, compared to the same period of 2020.
Our variable type expenses within SG&A for the full year of 2021 are anticipated to be 17.0% to 17.3%. Fixed and discretionary expenses are expected to be approximately $278.0 to $281.0 million for the full year of 2021.
Liquidity and Capital Resources

Cash and Cash Equivalents at End of Year
At September 30, 2021, we had $225.7 million in cash and cash equivalents, and $6.7 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing. We expect capital expenditures of approximately $37.0 million for the full year of 2021.

Long-Term Debt
In May 2020, we entered into the Third Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank. The Credit Agreement, which matures September 27, 2024, provides for a $60.0 million revolving credit facility. Amounts available to borrow fluctuate and availability at September 30, 2021 was $15.7 million and we had no amounts outstanding.

Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.

Share Repurchases
In August 2021, our Board of Directors authorized an additional $25.0 million for our share repurchase program. During the three months ended September 30, 2021 we purchased 537,196 shares of common stock for approximately $19.5 million under previous and current authorizations. There is approximately $22.3 million at September 30, 2021 that may yet be used for purchases under the current authorization.
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

Net cash provided by operating activities was approximately $89.0 million in the first nine months of 2021 driven primarily by net income of $66.5 million and non-cash adjustments of $17.0 million, consisting of depreciation and amortization and stock-based compensation, and by changes in working capital inflows. The primary working capital inflows were from customer deposits of approximately $34.0 million partially offset by outflows for inventory of $29.1 million.

INDEX

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net cash provided by operating activities in the first nine months of 2020 was $99.8 million driven primarily by changes in working capital. For calculation of cash provided by operating activities the gain from sale of land, property, and equipment of $34.2 million is excluded, partially offsetting net income of $33.7 million and non‑cash adjustments of $18.6 million. The primary working capital inflows were from increases in customer deposits of $58.3 million and accounts payable and accrued liabilities of $13.4 million and a decrease in inventories of $13.9 million.
Investing Activities. Cash used in investing activities was approximately $28.0 million in the first nine months of 2021 compared to cash provided by investing activities of $67.2 million during the first nine months of 2020. The difference primarily is from $74.4 million of proceeds from sale of land, property, and equipment in 2020.
Financing Activities. Cash used in financing activities of $35.4 million in the first nine months of 2021 primarily reflected $19.5 million of share repurchases and $13.0 million of cash dividends paid.

Cash used in financing activities of $30.9 million in the first nine months of 2020 primarily reflected $19.7 million of share repurchases and $10.3 million of cash dividends paid.
Store Plans and Capital Expenditures
Location	Opening Quarter Actual or Planned	Category
Myrtle Beach, SC	Q-1-21	Open – New market
The Villages, FL	Q-3-21	Open
Dallas, TX	Q-3-21	Closure
Austin, TX	Q-1-22	Open

Net selling space in 2021 is expected to be flat compared to 2020.
We purchased our Virginia home delivery center which was part of our May 2020 sale leaseback and acquired a retail location at the end of its lease term during the third quarter of 2021. Our capital expenditures also include amounts for information technology for operations and website enhancements. Total capital expenditures are estimated to be approximately $37.0 million in 2021 depending on the timing of spending for new projects.
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

INDEX

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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, some team members have shifted to a rotating work from home and office environment. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

INDEX

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
Information regarding legal proceedings is described under the subheading “Business and Basis of Presentation” in Note A of the Notes to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.

Item 1A.  Risk Factors
“Item 1A. Risk Factors” in our Form 10-K includes a discussion of our known material risk factors. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our common stock and Class A common stock. A program was initially approved by the board on November 3, 1986. On August 6, 2021, the board approved an additional repurchase amount of $25.0 million to bring the total available share repurchase authorization at such time to approximately $33.1 million. The stock repurchase program has no expiration date but may be terminated by our board at any time. The balance of the current authorization for purchases was approximately $22.3 million at September 30, 2021.
The following table presents information with respect to our repurchase of Havertys’ common stock during the third quarter of 2021:
	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	44,579	$36.17	44,579	$15,202,200
August 1 – August 31	412,617	$36.60	412,617	$25,100,700
September 1 – September 30	80,000	$34.74	80,000	$22,321,200
Total	537,196		537,196

INDEX

Item 6.   Exhibits
(a)  Exhibits
The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended and restated effective May 8, 2018 (Exhibit 3.1 to our Current Report on form 8-K dated May 10, 2018).
*10.1	2021 Long-Term Incentive Plan, effective as of May 10, 2021.
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date:	November 2, 2021	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)