Form 10-K
period 2021-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2022-03-01
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” i Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $733,304,138 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).

There were 15,677,765 shares of common stock and 1,287,142 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAVERTY FURNITURE COMPANIES, INC.
Annual Report on Form 10-K for the year ended December 31, 2021

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

Forward-looking statements include, but are not limited to:

●	projections of sales or comparable store sales, gross profit, SG&A expenses, capital expenditures or other financial measures;
●	descriptions of anticipated plans or objectives of our management for operations or products;
●	forecasts of performance;
●	anticipated impact on our business of the continuing COVID-19 pandemic and other macro-economic conditions; and
●	assumptions regarding any of the foregoing.

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

Although we believe that our plans, intentions and expectations as reflected in or suggested by any forward-looking statements are reasonable, they are not guarantees. Actual results may differ materially from our anticipated results described or implied in our forward-looking statements, and such differences may be due to a variety of factors. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include, but are not limited to, the following items, in addition to those matters described in Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	The continuing COVID-19 pandemic and its effect on our businesses and results of operations;
•	Competition from national, regional and local retailers of home furnishings;
•	Our failure to anticipate changes in consumer preferences;
•	Importing a substantial portion of our merchandise from foreign sources;
•	Significant fluctuations and volatility in the cost of raw materials and components;
•	Our dependence on third-party producers to meet our requirements;
•	A failure by our vendors to meet our quality control standards or comply with changes to the legislative or regulatory framework regarding product safety;
•	Risks in our supply chain;
•	The effects of labor disruptions or labor shortages;
•	The rise of oil and gasoline prices;
•	Increased transportation costs;
•	Damage to one of our distribution centers;
•	The vulnerability of our information technology infrastructure;
•
Changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations; and

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
ii

ITEM 1.   BUSINESS

Unless otherwise indicated by the context, we use the terms “Havertys,” “we,” “our,” or “us” when referring to the consolidated operations of Haverty Furniture Companies, Inc. and subsidiary.

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

Customers

Havertys customers are typically well-educated women in middle to upper-to-middle income households.  They generally own homes in the suburbs and their diverse personalities are reflected in their unique sense of style. These consumers research and shop online and in-store, often engaging friends or family members in the purchasing process. They are discerning buyers, desiring furnishings that fit their style, but never sacrificing quality. Our marketing, merchandising, stores, online presence, and customer service are targeted to attract and meet the needs of our distinctive customers.

Merchandise and Revenues

We develop our merchandise selection to meet the diverse taste of our typical “on trend” customer in mind. A wide range of styles from traditional to contemporary are in our core assortment and virtually all of the furniture merchandise we carry bears the Havertys brand. We also tailor our product offerings to the needs and tastes of the local markets we serve emphasizing more “coastal,” “western” or “urban” looks as appropriate. Our custom upholstery programs and eclectic looks are an important part of our product mix and allow the on-trend consumer more self-expression.

We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer. We carry nationally well-known mattress product lines such as Tempur-Pedic®, Serta®, Sealy® and Stearns and Foster®.

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

Stores

As of December 31, 2021, we operated 121 stores serving 85 cities in 16 states with approximately 4.4 million retail square feet. Our stores range in size from 15,000 to 60,000 selling square feet with the average being approximately 35,000 square feet. We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings. The store’s location and curb appeal are important to the middle to upper-middle income consumer that we target, and attractive facades complement the quality and style of our merchandise. Interior details are also important for a pleasant and inviting shopping experience. We are very intentional in having open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.

We currently have no plans to add stores outside our distribution footprint. The planned expansion of our current distribution capabilities will enable us to consider additional markets that we do not presently serve. We are evaluating certain existing stores for relocation or closure. We expect an approximate 1% increase in our retail square footage in 2022.

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

Our website traffic, as expected, increased dramatically due to the COVID-19 pandemic as people spent more time in their homes and were reluctant or not able to shop in our stores. During the early stages of the COVID‑19 pandemic when our stores were closed, we reassigned a number of our store personnel to serve as online chat agents and our in-home designers shifted to virtual visits. Once our stores reopened, we saw, and have continued to see a rise in the completion of the sales process online. Our total sales completed online for 2021 increased 28.9% over 2020 and were approximately 4.1% of our total 2021 sales. This level of sales makes our website our highest performing “store.”

We are making investments in 2022 to improve the customer experience on our website. The enhancements include better search functionality, improved navigation, enriched product pages, and faster site speed. We are also implementing a new content management system, AI driven automation, and improved site reporting to gain insight around customer pathing and content effectiveness.

We believe offering a direct-to-customer business complements our retail store operations as we serve the customer in the method of their choosing and leverage the power of high touch service and online capabilities.

Competition

The retail sale of home furnishings is a highly fragmented and competitive business. There has been growth in the e‑commerce channel both from internet only retailers, from start-up furniture retailers and larger more established retailers, and those with a brick-and-mortar presence. The degree and sources of brick-and-mortar retail competition varies by geographic area. We compete with numerous individual retail furniture stores as well as national and regional chains. Retail stores opened or operated by furniture manufacturers in an effort to control and protect the distribution prospects of their branded merchandise compete with us in certain markets.  Mass merchants, certain department stores, and some electronics and appliance retailers also have limited furniture product offerings.

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

Suppliers and Supply Chain

We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 43.7% of our product purchases during 2021. Most of our wood products, or “case goods,” are imported from Asia. Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.

We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers. We have dedicated quality control specialists on-site during production to ensure the items meet our specifications. Our direct import team works with industry designers and manufacturers in some of the best factories throughout Asia. Approximately 15.9% of our case goods sales and 8.6% of our upholstery sales in 2021 were generated by our direct imports.

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

As a result of the continuing COVID-19 pandemic, manufacturers continue to be challenged to ensure safe work environments and have encountered raw material and labor shortages. Product manufactured in Asia is also impacted by shipping capacity challenges. Each of these factors, in addition to others, has led to significantly constrained and delayed supply chains in the home furnishings industry.

Distribution

We believe that our distribution and delivery system is one of the best in the retail furniture industry and provides us with a significant competitive advantage. Our distribution system uses a combination of three distribution centers (“DCs”) and four home delivery centers (“HDCs”). The DCs receive both domestic product and containers of imported merchandise. A warehousing management system using radio frequency scanners tracks each piece of inventory in real time and allows for random storage in the warehouse and efficient scheduling and changing of the workflow. The DCs are also designed to shuttle prepped merchandise up to 250 miles for next day home deliveries and serve HDCs within a 500-mile radius. The HDCs provide service to markets within an additional 200 miles. During 2022 we plan to expand our Ohio HDC and convert our Virginia facility to a DC. The conversion will enable us to bring product to this location direct from ports and maintain inventory closer to our customers. We use a third-party to handle over-the-road delivery of product from the DCs to the HDCs and market areas. We use Havertys team members for executing home delivery, and have branded this service “Top Drawer Delivery,” an important function serving as the last contact with our customers in the purchase process. Operating standards in our warehouse and delivery functions provide measurements for determining staffing needs and increasing productivity. At various points during 2020 and 2021 due to the COVID-19 pandemic, we had reduced delivery capacity due to fewer personnel. Time between purchase and delivery lengthened from our pre-pandemic average of 3 to 5 days for in stock items to 3 to 5 weeks when staffing constraints were the most acute and were 1 to 2 weeks by the end of 2020. We have added additional team members and purchases of in stock product were typically delivered within 3 to 5 days by the end of 2021. The disruptions to our supply chain have resulted in lower inventory and for out-of-stock merchandise delivery times can be 8 to 12 weeks. Our vendor partners for special order products continue to experience delays, but are reducing their backlogs and delivery on these orders is now 12 to 20 weeks on average.

Human Capital Resources

As of December 31, 2021, Havertys’ total workforce was 2,845: 1,610 in our retail store operations, 989 in our warehouse and delivery points, 183 in our corporate operations, and 63 in our customer-service call centers. None of our team members is a party to a union contract. See Management’s Discussion & Analysis – Impact of COVID-19 for more information.

Health and Safety
Throughout 2020 and 2021, we carefully followed the various Center for Disease Control guidelines regarding COVID-19 protocols and have established a number of safety procedures, including face covering and physical distance requirements, enhanced cleaning, encouraging daily self-health checks, voluntary temperature screening stations, and access to virtual primary care physicians at no cost. We also have a multi-disciplinary team coordinating responses to COVID-19 tests due to illness or exposure and positive COVID-19 tests. As part of that process, we have developed a robust contact tracing program to identify team members who were in close contact with an ill colleague in the workplace.

We care about our teammates, customers, and the communities we serve. We have a strong safety program that focuses on implementing policies and training programs to ensure our team members can leave their job and return home safely, every day.

Diversity
Integrity and teamwork are two of our core values. These drive our approach in our everyday operations with our customers, suppliers and teammates and we believe that the best results happen when we work together. At Havertys, we see strength in America’s many faces, cultures, and colors. Each person offers a unique point of view and presents a fresh perspective. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work.

Retention and Development
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

We periodically conduct an Employee Engagement Survey (the “Survey”) as a means of measuring employee engagement and satisfaction, as well offering employees the chance to feel heard.

We are committed to supporting our teammates’ continuous development of professional, technical and leadership skills through corporate training programs, access to digital learning resources and through partnerships with local technical learning institutions. In 2021, Havertys team members consumed approximately 125,000 hours of learning. We also offer the ability for team members to pursue degree programs, professional certificates, and individual courses in strategic fields of study through our tuition reimbursement program.

Seasonality

Our business is affected by traditional retail seasonality, advertising and promotion programs, and general economic trends. We typically achieve our smallest quarter by revenues in the second quarter and the largest in the fourth quarter. The “nesting” response generated by COVID-19 created outsized demand beginning in the second quarter of 2020 and, when combined with the strong housing market contributed to the strong sales levels we experienced through 2021.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.havertys.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains our SEC filings at www.sec.gov.

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

The COVID-19 pandemic continues to impact numerous aspects of our business, and the continuing long-term impact to our business remains unknown. This is due to the numerous uncertainties that have risen from the pandemic, including the severity and transmissibility of the disease, the duration of the outbreak, the emergence and spread of variants of concern, actions that may be taken by governmental authorities in response to the disease, the distribution, efficacy and public acceptance of vaccines, and economic impact of the foregoing.

Despite the uncertainty caused by the COVID-19 pandemic, the retail furniture industry has experienced strong consumer demand. The trend of “nesting” spending has generated additional consumer activity in our industry but has also significantly strained inventory production and supply chains. Recently, the COVID-19 pandemic has also resulted in increased inflation throughout the world, which has begun to affect the prices at which manufacturers charge home furniture retailers, as well as the prices that are charged to customers. To the extent such inflation continues, increases, or both, it may reduce our margins and have a material adverse effect on our financial performance. Additionally, the COVID-19 pandemic has caused us to require all team members to follow health guidelines including the wearing of masks and practicing social distancing, and for some team members increased the use of remote work and video meetings, all which could negatively impact our business and harm productivity and collaboration.

In addition to the above risks, the continuing pandemic and related economic uncertainty may result in prolonged disruption and volatility to our business, cause additional negative impacts of which we are not currently aware and also magnify other risks associated with our business and operations, including risks associated with our supply chain and sourcing quality merchandise domestically and outside the U.S.; our ability to promptly adjust inventory levels to meet fluctuations in customer demand; our ability to open new store locations and expand or remodel existing stores; and our ability to hire and train qualified employees to address temporary or sustained labor disruptions or labor shortages. Accordingly, the COVID-19 pandemic could have a material adverse effect on demand for our products, workforce availability and our results of operations, financial condition, liquidity and cash flows.

Risks Related to Our Business

We face significant competition from national, regional and local retailers of home furnishings.

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including internet only retailers, regional or independent specialty stores, dedicated franchises of furniture manufacturers and national department stores. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, social media campaigns and extension of credit to customers on terms more favorable than we offer. Furthermore, some of our competitors have greater financial resources and larger customer bases than we have, and as a result may have a more advanced multichannel platform, be able to adapt quicker to changes in consumer behavior, have attractive customer loyalty programs, and maintain higher profitability in an aggressive low pricing environment. Rapidly evolving technologies are altering the manner in which retailers communicate and transact with customers, led by internet-based and multichannel retailers that have made significant investments in recent years, including with pricing technology and shipping capabilities.

Competition from any of these sources could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations.

If we fail to successfully anticipate or respond to changes in consumer preferences in a timely manner, our sales may decline.

Our products must appeal to our target consumers whose preferences, tastes and trends cannot be predicted with certainty and are subject to change. We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal marketing research, and regular communication with our retailers and design professionals who provide valuable input on consumer tendencies. However, as with all retailers, our business is susceptible to changes in consumer tastes and trends. Our success depends upon our ability to anticipate and respond in a timely manner to fashion trends relating to home furnishings. If we fail to successfully identify and respond to these changes, our sales may decline.

We import a substantial portion of our merchandise from foreign sources. This exposes us to certain risks that include political and economic conditions. Changes in exchange rates or tariffs could impact the price we pay for these goods, resulting in potentially higher retail prices and/or lower gross profit on these goods.

Based on product costs, approximately 54% of our total furniture purchases (which exclude accessories and mattresses) in 2021 were for goods not produced domestically. All our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased our vendors may increase their prices. Such changes, if they occur, could have one or more of the following impacts:

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

All of our vendors must comply with applicable product safety laws and regulations, and we are dependent on them to ensure that the products we buy comply with all safety standards. Any actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in recalls and other liabilities. These could harm our brand’s image and negatively affect our business and operating results.

Significant fluctuations in the price, availability and quality of raw materials and components have resulted in increased costs and caused production delays which, if continued, could result in a decline in sales, either of which could materially adversely impact our earnings.

The primary materials our vendors use to produce and manufacture our products are various woods and wood products, resin, steel, leather, cotton, and certain oil-based products. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic and political climate, and other unforeseen circumstances. Furthermore, global supply chains have been negatively impacted by COVID-19 shutdowns and shipping delays. These global supply chain challenges could continue and in turn materially adversely impact the ability of our suppliers to fulfil our orders in a timely manner, it at all, and may lead to increased prices, which we may not be able to pass through to our customers.

Our revenue can be adversely affected by our ability to successfully forecast our supply chain needs and our foreign manufacturers’ ability to comply with international trade rules and regulations.

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

Recent supply chain management disruption has had, and could continue to have, a material adverse effect on our results of operations.

Supply chain challenges have been faced by the entire home furnishings industry, including the Company, as a result of COVID-19 related labor shortages and supply chain disruptions. These supply chain disruptions have created significant delays in our ability to fulfill customer orders and increased backlogs. The receipt of inventory sourced from impacted areas has been slowed or disrupted and our merchandise suppliers are expected to face similar challenges in receiving materials and fulfilling our orders. In addition, ocean freight capacity issues continue to persist worldwide due to the ongoing global COVID-19 pandemic as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in recent price increases per shipping container. Streamline ships are charging priority booking fees to allocate space as they have less ships and workers operating. While we continue to manage and evaluate our freight carriers, there is no indication that shipping container rates will return to historical levels in the near-term and these increases could have a material adverse effect on our consolidated results of operations.

Furthermore, transportation delays, higher oil and gasoline prices, increases on shipping containers rates, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, may impact our or our suppliers’ operations and in turn could adversely affect our profitability. We deliver substantially all of our customers’ purchases to their homes. Our distribution system, which utilizes three DCs and multiple home delivery centers is very transportation dependent to reach the 22 states we deliver to from our stores across 16 Southern and Midwestern states. If transportation costs exceed amounts we are able to effectively pass on to the consumer, either by higher prices and/or higher delivery charges, then our profitability will suffer.

Because of our limited number of distribution centers, should one become damaged, our operating results could suffer.

We utilize three large distribution centers to flow our merchandise from the vendor to the consumer. This system is very efficient for reducing inventory requirements but makes us operationally vulnerable should one of these facilities become damaged or experience significant business interruption. If such an interruption were to occur, our ability to deliver our products in a timely manner would likely be impacted.

We rely extensively on information technology systems to process transactions, summarize results, and manage our business. Disruptions in our information technology systems could adversely affect our business and operating results.

Our ability to operate our business from day to day, in particular our ability to manage our point-of-sale, distribution system and payment information, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to communicate customer information, provide real-time inventory information, and to handle all facets of our distribution system from receipt of goods in the DCs to delivery to our customers’ homes. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, viruses, phishing attempts, cyber‑attacks, malware and ransomware attacks, security breaches, severe weather, natural disasters, and errors by employees.

The failure of these systems to operate effectively, problems with integrating various data sources, challenges in transitioning to upgraded or replacement systems, difficulty in integrating new systems, or a breach in security of these systems could adversely impact the operations of our business. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business information technology systems or failure of our back-up systems could result in longer production times or negatively impact customers resulting in damage to our reputation and a reduction in sales. If our critical information technology systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them.

Successful cyber-attacks and the failure to maintain adequate cyber-security systems and procedures could materially harm our business.

Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyber-attackers, including ransomware attacks, can be sponsored by countries or sophisticated criminal organizations or be the work of single “hackers” or small groups of “hackers.”

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

Nevertheless, as cyber threats evolve, change and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat our or a third-party service provider’s security measures in the future and obtain the personal information of customers, employees or business partners. Employee error or other irregularities may also result in a failure of security measures and a breach of information systems. Moreover, hardware, software or applications we use may have inherent defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. A security breach and loss of information may not be discovered for a significant period of time after it occurs. While we have no knowledge of a material security breach to date, any compromise of data security could result in a violation of applicable privacy and other laws or standards, the loss of valuable business data, or a disruption of our business. In addition, the costs to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to our business operations. Moreover, a security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could give rise to unwanted media attention, materially damage our customer relationships and reputation, and result in fines, fees, or potential liabilities, which may not be covered by our insurance policies, as well as risk of litigation, each of which could have a material adverse effect on our business, results of operations and financial condition.

Our business is dependent on certain key personnel; if we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

The success of our business depends upon our ability to retain continued service of certain key personnel, and to attract and retain additional qualified key personnel in the future. We face risks related to loss of any key personnel and we also face risks related to any changes that may occur in key senior leadership executive positions. Any disruption in the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. These changes could also increase the volatility of our stock price.

Competition for qualified employees and personnel in the retail industry is intense and we may be unable to retain personnel that are important to our business or hire additional qualified personnel. The process of identifying personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, and store managers, and upon the continued contributions of these people. In addition, our operations require the services of qualified and experienced management personnel, with expertise in the areas including information technology and supply chain management. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel.

Furthermore, a significant portion of our success depends in part upon our ability to attract, motivate and retain a sufficient number of store and other employees who understand and appreciate our corporate culture and customers. Turnover in the retail industry is generally high. Excessive employee turnover will result in higher employee costs associated with finding, hiring and training new store employees. If we are unable to hire and retain store and other personnel capable of consistently providing a high level of customer service, our ability to open new stores and service the needs of our customers may be impaired, the performance of our existing and new stores and operations could be materially adversely affected and our brand image may be negatively impacted.

Risks Related to Our Industry

An overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence general consumer spending on discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, inflation, recession and fears of recession, unemployment, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, sustained periods of inflation, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, consumer confidence in future economic and political conditions, natural disasters, and consumer perceptions of personal well‑being and security, including health epidemics or pandemics, such as the COVID-19 pandemic. Prolonged or pervasive economic downturns could slow the pace of new store openings or cause current stores to temporarily or permanently close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

Historically, because customers consider home furnishings to be postponable purchases, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should the current economic recovery falter or the current recovery in housing starts to stall, consumer confidence and demand for home furnishings could deteriorate, which could adversely affect our business through its impact on the performance of our stores.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
Stores
Our retail store space at December 31, 2021 totaled approximately 4.4 million square feet for 121 stores.  The following table sets forth the number of stores we operated at December 31, 2021 by state:

State	Number of Stores	State	Number of Stores
Florida	30	Maryland	4
Texas	21	Arkansas	3
Georgia	17	Louisiana	3
North Carolina	8	Kentucky	2
Virginia	8	Missouri	2
South Carolina	7	Ohio	2
Alabama	6	Indiana	1
Tennessee	6	Kansas	1

The 40 retail locations which we owned at December 31, 2021 had a net book value for land and buildings of $65.4 million. The remaining 81 locations are leased by us with various termination dates through 2035 plus renewal options.

Distribution Facilities
We lease all of our distribution facilities except for the Virginia property. Our regional distribution facilities are in the following locations:

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

ITEM 3.  LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the names, ages and current positions of our executive officers and, if they have not held those positions for the past five years, their former positions during that period with Havertys or other companies.

Name, age and office (as of March 1, 2022) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Clarence H. Smith	71	Chairman of the Board Chief Executive Officer Director	2012 2002 1989	President and Chief Executive Officer, 2002-March 1, 2021
Steven G. Burdette	60	President	2021	Executive Vice President, Operations 2017-March 1, 2021 Executive Vice President, Stores, 2008-2017
J. Edward Clary	61	Executive Vice President, and Chief Information Officer	2015	Senior Vice President, Distribution and Chief Information Officer 2008-2015
John L. Gill	58	Executive Vice President, Merchandising	2019	Senior Vice President, Merchandising 2018-2019; Vice President, Merchandising 2017-2018; Vice President, Operations 2015-2017; Eastern Regional Manager 2016-2018.
Richard B. Hare	55	Executive Vice President and Chief Financial Officer	2017	Senior Vice President, Finance, Treasurer and Chief Financial Officer of Carmike Cinemas, Inc., 2006-2016
Helen B. Bautista	55	Senior Vice President, Marketing	2021
Vice President, Marketing for Havertys, 2019-March 1, 2021;
Senior Vice President Group Account Director, 2018-2019, Vice President Group Account Director 2016-2018, Group Account Director, 2013-2016 all for Fitzco, a McCann World Group Agency

Kelley A. Fladger	52	Senior Vice President and Chief Human Resources Officer	2019
Vice President, Human Resource Services, 2016-2019 and Chief Diversity and Inclusion Officer, 2017-2019 for Perdue Farms, Inc.;
Vice President, People Strategy and Corporate Human Resources 2014-2016 for Belk, Inc.

Name, age and office (as of March 1, 2022) and year elected to office	Principal occupation during last five years other than office of the Company currently held
Rawson Haverty, Jr.	65	Senior Vice President, Real Estate and Development Director	1988 1992	Has held this position for the last five years
Jenny Hill Parker	63	Senior Vice President, Finance, and Corporate Secretary	2019	Senior Vice President, Finance, Treasurer and Corporate Secretary 2010-2019
Janet E. Taylor	60	Senior Vice President, General Counsel	2010	Has held this position for the last five years
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

Stockholders

Based on the number of individual participants represented by security position listings, there are approximately 12,469 holders of our common stock and 181 holders of our Class A common stock as of February 10, 2022.

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

Issuer Purchases of Equity Securities

In August and November 2021, our Board of Directors authorized additional amounts under a share repurchase program. We made cash payments of $41.8 million for repurchases of our common stock through open market purchases during 2021 and there is approximately $25.0 million at December 31, 2021 that may yet be purchased under the existing authorization.

The following table presents information with respect to our repurchases of Havertys’ common stock during the fourth quarter of 2021:

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – October 31	—	—	—	$22,321,200
November 1 – November 30	403,627	$33.08	403,627	$33,970,000
December 1 – December 31	291,000	$30.80	291,000	$25,006,000
Total	694,627		694,627

Stock Performance Graph

The following graph compares the performance of Havertys’ common stock and Class A common stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P SmallCap 600 Index for the period of five years commencing December 31, 2016 and ended December 31, 2021. The graph assumes an initial investment of $100 on January 1, 2015 and reinvestment of dividends. NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	2016	2017	2018	2019	2020	2021

HVT	$100.00	$97.18	$87.46	$97.59	$149.14	$179.89
HVT-A	$100.00	$101.11	$85.79	$97.65	$155.27	$175.86
S&P SmallCap 600 Index	$100.00	$113.23	$103.63	$127.24	$141.60	$179.58
SIC Codes 5700-5799	$100.00	$127.28	$102.02	$151.70	$206.24	$286.79

ITEM 6.   RESERVED

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Industry
The retail residential furniture industry’s results are influenced by the overall strength of the economy, new and existing housing sales, consumer confidence, spending on large ticket items, interest rates, and availability of credit. These factors remain tempered by rising consumer debt, home inventory constraints, and tight access to home mortgage credit, all of which provide impediments to industry growth.

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

Impact of COVID-19
The COVID-19 pandemic continues to impact numerous aspects of our business.

Our sales remain at record levels as we have experienced unprecedented customer demand for our products during the COVID-19 pandemic. Consumers not negatively impacted financially are spending on their homes. Our online shopping and chat continued to surge during 2021 and outpaced similar activity in 2020. Store traffic remained strong as customers shop online but want to touch, see, and comfort test before purchasing. Consumers are also favoring quality over price and our average ticket rose in 2021 compared to 2020. Our main priority continues to be the health, safety and well-being of our customers and employees. We continue to invest in supplies for the protection of our employees and customers and increased the frequency of cleaning and disinfecting our stores. Demand is outpacing product availability in many categories. Manufacturers are challenged to ensure safe work environments and have encountered raw material shortages and transportation capacity issues. Our supply chain and sales teams, supported by a strong IT infrastructure, are working to communicate with customers and manage delivery expectations.

The long-term impact to our business remains unknown as we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity and transmissibility of the disease, the duration of the outbreak, the likelihood of additional variants and resurgences of the outbreak, actions that may be taken by governmental authorities in response to the disease, the distribution, efficacy and public acceptance of vaccines, and unintended consequences of the foregoing. Furthermore, the continuing pandemic and related economic uncertainty may result in prolonged disruption and volatility to our business and magnify certain risks, including risks associated with our supply chain and sourcing quality merchandise domestically and outside the U.S.; our ability to promptly adjust inventory levels to meet fluctuations in customer demand; our ability to comply with complex and evolving laws and regulations related to customers’ and employees’ health and safety; our ability to open new store locations and expand or remodel existing stores; and our ability to hire and train qualified employees to address temporary or sustained labor shortages.

At this point, we cannot reasonably estimate the duration of the pandemic’s influence on consumers and the “nesting” economy.

Management Objectives
Management is focused on capturing more market share and increasing sales per square foot of showroom space. This growth will be driven by concentrating our efforts on our customers with improved interactions highlighted by new products, high touch service and better technology. The Company’s strategies for profitability include gross margin focus, targeted marketing initiatives, productivity and process improvements, and efficiency and cost-saving measures. Our focus is to serve our customers better and distinguish ourselves in the marketplace.

Key Performance Indicators
We evaluate our performance based on several key metrics which include net sales, comparable store sales and written comparable store sales, sales per weighted average square foot, gross profit, selling, general and administrative costs as a percentage of sales, operating income, cash flow, and earnings per share. The goal of utilizing these measurements is to provide tools in economic decision-making such as store growth, capital allocation and product pricing.

Net sales is the revenues from merchandise sales and related fees, net of expected returns and sales tax. We record our sales when the merchandise is delivered to the customer.

Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores and website by comparing the growth in sales in store and online for a particular month over the corresponding month in the prior year. Stores are considered non-comparable if they were not open during the corresponding month in the prior year or if the selling square footage has been changed by more than 10%. Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales. The method we use to compute comp-store sales may not be the same method used by other retailers.

We also track written sales and written comp-store sales. Written sales are when a customer makes a deposit or pays in full, and places an order. Written sales shows the current pace or trend of customer transactions. The lag time between customers placing orders and delivery grew in 2020 and remained high during 2021 due to demand outpacing merchandise supply and disruptions in supply chain. As a retailer, comp‑store sales and written comp‑store sales are an indicator of relative customer spending and store performance. Comp-store sales, total written sales and written comp-store sales are intended only as supplemental information and is not a substitute for net sales presented in accordance with US GAAP.

Sales per weighted average (“WAVG”) square foot is calculated by dividing net sales by WAVG square footage. WAVG square footage is a daily WAVG based on the ratio of the days open in a period to the total days in the period.

Results of Operations and Non-GAAP Measures

The table and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report.

Statement of Earnings Data	Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020(1)	2019	2018	2017
Net sales	$1,012,799	$748,252	$802,291	$817,733	$819,866
Gross profit	574,625	418,994	434,488	446,542	444,923
Percent of net sales	56.7%	56.0%	54.2%	54.6%	54.3%
Selling, general and administrative expenses(2)	456,267	377,288	407,456	404,856	402,884
Percent of net sales	45.1%	50.4%	50.8%	49.5%	49.1%
Income before income taxes(2)(3)	118,535	76,731	28,724	40,408	43,223
Percent of net sales	11.7%	10.3%	3.6%	4.9%	5.3%
Net income(2)(3)	90,803	59,148	21,865	30,307	21,075
Percent of net sales	9.0%	7.9%	2.7%	3.7%	2.6%
Share Data
Diluted earnings per Common share(2)(3)	$4.90	$3.12	$1.08	$1.42	$0.98
Cash dividends – per share:
Common Stock(4)	$2.97	$2.77	$0.76	$1.72	$0.54
Class A Common Stock(4)	$2.79	$2.62	$0.72	$1.63	$0.51
Diluted weighted average common shares outstanding	18,543	18,932	20,261	21,295	21,599
Balance Sheet Data
Total assets	$686,290	$680,372	$560,072	$440,179	$461,329
Inventories	112,031	89,908	104,817	105,840	103,437
Net property and equipment(5)	126,099	108,366	156,534	218,852	229,215
Right-of-use lease assets	222,356	228,749	175,474	—	—
Lease liabilities	230,352	233,666	179,055	—	—
Customer deposits	98,897	86,183	30,121	24,465	27,813
Total debt(6)	—	—	—	50,803	54,591
Stockholders’ Equity	255,970	252,967	260,503	274,629	294,142
Statement of Cash Flows Data
Net cash provided by operating activities	$97,242	$130,191	$63,419	$70,392	$52,457
Depreciation and amortization(5)	16,304	18,207	20,596	29,806	30,516
Capital expenditures	34,090	10,927	16,841	21,473	24,465
Dividends paid	52,446	50,521	15,056	35,464	11,392
Share repurchases	41,809	19,708	29,757	18,732	—
Other Supplemental Data and Metrics
Number of stores	121	120	121	120	124
Retail square footage at year-end	4,354	4,352	4,426	4,417	4,517
Sales per WAVG retail square foot ($)	232	173	183	185	185
Average ticket ($)(7)	2,865	2,482	2,323	2,184	2,091
Net sales increases (%)	35.4%	(6.7)%	(1.9)%	(0.3)%	(0.2)%
Comparable store sales increase (%)	17.9%	5.0%	(1.4)%	0.3%	(1.3)%
Employees	2,845	2,766	3,425	3,418	3,551
(1)	Stores were closed and delivery operations were paused for approximately six weeks due to COVID-19.
(2)	Includes impairment loss of $2.4 million, or $1.8 million after tax, on a retail store in 2019 which impacted diluted earnings per share $0.09.
(3)	Includes gain of $31.6 million on a sale-leaseback transaction in 2020 which impacted diluted earnings per share $1.24.
(4)
Includes special dividends of $2.00 for Common Stock and $1.90 for Class A Common Stock paid in the fourth quarter of 2021 and 2020 and $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2018.

(5)
We adopted ASC 840 effective January 1, 2019. The cumulative effect included a reduction of property and equipment, net of $53,519,000. Amortization of buildings under lease was included in depreciation expense.

(6)	Debt is comprised completely of lease obligations accounted for under ASC 840, prior to adoption of ASU 2016-02.
(7)	Average ticket is calculated by dividing total sales by the number of orders.

Net Sales

The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2021			2020			2019
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$236.5	31.8%	11.5%	$179.4	(4.2)%	11.6%	$187.2	(6.1)%	(4.7)%
Q2	250.0	127.3	46.9	110.0	(42.7)	(15.2)	191.9	(3.5)	(2.3)
Q3	260.4	19.7	17.7	217.5	3.9	4.0	209.3	(0.6)	(0.4)
Q4	265.9	10.2	9.2	241.3	12.9	13.7	213.8	2.3	1.4
Year	$1,012.8	35.4%	17.9%	$748.3	(6.7)%	5.0%	$802.3	(1.9)%	(1.4)%

Sales in 2021 reached record levels for each quarter as customer demand remained strong despite ongoing COVID concerns and supply chain challenges. The comparisons for 2020 reflect the impact of our store closures in mid‑March and re-opening on May 1, and the surge in business that followed. In response to increasing product and freight costs, we raised our retail prices. The impact of the supply chain disruptions is reflected in our sales by merchandise category. Our mattress business, as a percent of total sales, continues to lag at 8.9% compared to its pre-pandemic level of 11.3%. The impact of the factory closures in Vietnam affected our sales of bedroom furniture, particularly in the fourth quarter, and we expect this may continue into the second quarter of 2022. Our upholstery suppliers made good strides towards meeting demand and sales in this category in 2021 increased 37.3% over 2020 and as a percent of total sales increased 60 basis points. COVID concerns continue to affect sales generated by our in-home designers and as a percent of our total sales they remain at the 2020 level of 22.8%.

Our ability to deliver customer orders has improved from 2020 but is still longer than pre-pandemic time frames. Manufacturers are beginning to recover from raw material shortages but are still challenged by worker shortages. Transportation logistics continue to contribute to the supply chain disruption. Our warehouse and delivery operations are also adjusting to personnel shortages. Time between purchase and delivery lengthened from our pre-pandemic average of 3 to 5 days for in stock items to 1 to 2 weeks due to staffing constraints. We have added additional team members and purchases of in stock product were generally delivered within 3 to 5 days during the last quarter of 2021. The disruptions to our supply chain have resulted in lower inventory and for out‑of‑stock merchandise delivery times can be 8 to 12 weeks. Our vendor partners for special order products continue to experience delays, but are reducing their backlogs and delivery on these orders are now 12 to 20 weeks on average.

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

Our delivery capacity was reduced as part of our business continuity plan in 2020. Deliveries resumed on May 5 with reduced personnel and capacity and total sales from May 5 through June 30, 2020 were down 13.4% compared with the same period of 2019. Demand quickly began to outpace supply and we worked during the third quarter to increase our inventory levels and delivery capacity. We adjusted our operations during the third quarter, adding additional personnel and worked with our vendors to accelerate orders.

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

2022 Outlook
We cannot predict the impact of consumer spending on home furnishings post-pandemic. We believe the strong  housing market benefits our business as our footprint covers many of the fastest growing markets. We are improving our customers’ online experience and furthering our targeted marketing. We have well positioned stores, and we offer on-trend merchandise, knowledgeable salespeople, free in-home design service, and special-order capabilities.

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

Year-to-Year Comparisons
Gross profit as a percentage of net sales was 56.7% in 2021 compared to 56.0% in 2020. The increase of 70 basis points was primarily due to merchandise price increases and disciplined discounting offsetting product cost and freight increases. The use of the LIFO method generated a $12.3 million charge in 2021 versus $0.6 million in 2020, or a negative 110 basis points impact to the total gross profit change.

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

2022 Outlook
Our expectations for 2022 are for annual gross profit margins of approximately 56.6% to 57.0%. This assumes changes in merchandise and freight costs and its impact on the LIFO reserve.

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

	2021		2020		2019
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$173,810	17.2%	$135,286	18.1%	$147,415	18.4%
Fixed and discretionary	282,457	27.9	242,002	32.3	260,041	32.4
	$456,267	45.1	$377,288	50.4%	$407,456	50.8%

Year-to-Year Comparisons
Our SG&A dollars as a percent of sales decreased to 45.1% in 2021 from 50.4% in 2020. We were able to leverage our fixed and discretionary costs as we achieved record sales throughout the year. We increased our advertising spend $9.5 million in 2021 to $49.3 million. Our occupancy costs increased $3.9 million driven by greater rent expense primarily on the distribution facilities in the sale-leaseback in 2020 and higher utilities and repairs and maintenance partly offset by lower depreciation expense. Warehouse and transportation expense rose $10.6 million on higher salaries and benefits, temporary labor and $4.2 million in accessorial and demurrage fees. Administrative expense increased $18.9 million primarily from increased wages and related costs, higher amortization expense on performance stock awards, and increased incentive compensation costs.

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

2022 Outlook
Fixed and discretionary type expenses within SG&A are expected to be in the $295.0 to $298.0 million range for 2022. We anticipate higher advertising and marketing costs in 2022, increased compensation and incentive expense, and additional costs associated with new stores. Fixed and discretionary type expenses are expected to be at similar quarterly levels in 2022 as in 2021, as adjusted for the overall increases.

Variable costs within SG&A for 2022 are expected to be between 17.2% and 17.4% as a percent of sales. This increase is primarily driven by wage inflation and higher delivery costs.

Interest (Income) Expense, Net

We earned $0.1 million less interest income in 2021 than in 2020 due to lower rates and incurred $0.2 million less interest expense under our credit agreement.

Provision for Income Taxes

Our effective tax rate was 23.4% in 2021, 22.9% in 2020 and 23.9% in 2019. The rates vary from the U.S. federal statutory rate primarily due to state income taxes. The rates in 2021 and 2020 also benefitted from the recognition of state quality jobs credits of $481,000 and $1,527,000, respectively.  See Note 7, “Income Taxes” of the Notes to Consolidated Financial Statements for further information about our income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents at End of Year
At December 31, 2021, we had $166.1 million in cash and cash equivalents, and $6.7 million in restricted cash equivalents. See Note 1 to our consolidated financial statements for further discussion of our restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing. We expect capital expenditures of approximately $37.0 million in 2022.

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

On May 18, 2020, we completed a sale and leaseback transaction of three facilities which we initiated in April as part of our business continuity plan. The total sales price for these properties, excluding costs and taxes, was $70.0 million and their net book value was approximately $37.9 million. In August 2021, we purchased one of these facilities. See Note 8, “Leases” of the Notes to Consolidated Financial Statements for further discussion of our operating leases.

Share Repurchases
In August and November 2021, our Board of Directors authorized additional amounts under a share repurchase program. We made cash payments of $41.8 million for repurchases of our common stock through open market purchases during 2021 and there is approximately $25.0 million at December 31, 2021 that may yet be purchased under the existing authorization.

Cash Flows Summary

2021
2020
2019
(in millions)
97.2
130.2
63.4
-34
65.4
-14.6
-97.1
-71.2
-46.3
Net cash provided by operating activities
Net cash provided by (used in) investing activities
Net cash used in financing activities

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

Net cash provided by operating activities in 2021 was $97.2 million driven primarily by net income of $90.8 million and non-cash adjustments to net income of $25.5 million consisting primarily of depreciation and amortization and stock-based compensation expense, and by working capital inflows driven primarily by customer deposits and outflows for inventory turnover and timing of inventory purchases.

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

Investing Activities. Cash used in investing activities in 2021 primarily reflected $34.1 million of capital expenditures.

Cash provided by investing activities in 2020 primarily reflected $76.3 million of proceeds from sale of property and equipment, primarily from the sale-leaseback transaction, net of $10.9 million of capital expenditures.

Financing Activities. Cash used in financing activities in 2021 primarily reflected $52.4 million of cash dividends paid and $41.8 million of share repurchases.

Cash used in financing activities in 2020 primarily reflected $50.5 million of cash dividends paid and $19.7 million of share repurchases.

Contractual Obligations
We have no short-term borrowings or funded debt. The following summarizes our contractual obligations and commercial commitments as of December 31, 2021 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases(1)	$290,696	$45,277	$78,992	$59,622	$106,805
Rent deferrals(2)	351	131	—	32	188
Purchase orders	201,520	201,520	—	—	—
Total contractual obligations (3)	$492,567	$246,928	$78,992	$59,654	$106,993
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

Store Expansion and Capital Expenditures
We have entered new markets and made continued improvements and relocations of our store base. The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2021		2020		2019
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	2	44	1	28	3	98
Closed	1	42	2	102	2	88
Year end balances	121	4,354	120	4,352	121	4,426

The following table summarizes our store activity in 2021 and plans for 2022.

Location	Opening (Closing) Quarter Actual or Planned	Category
Myrtle Beach, SC	Q-1-21	Open-New Market
The Villages, FL	Q-3-21	Open
Dallas, TX	Q-3-21	Closure
Austin, TX	Q-2-22	Open
Indianapolis, IN	Q-3-22	Relocation
Metro DC	Q-3-22	Open
Atlanta, GA	Q-3-22	Closure
TBA	Q-4-22	Open

These plans and other changes should increase net selling space in 2022 approximately 1% over 2021 assuming the new stores open and existing stores close as planned.

Our investing activities in stores and operations in 2021, 2020 and 2019 and planned outlays for 2022 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2022	2021	2020	2019
Stores:
New or replacement stores(1)	$10,000	$7,000	$1,000	$5,700
Remodels/expansions	3,600	4,300	600	500
Other improvements	5,700	4,500	3,200	4,100
Total stores	19,300	15,800	4,800	10,300
Distribution(1)	13,500	15,300	3,600	2,700
Information technology	4,200	3,000	2,500	3,800
Total	$37,000	$34,100	$10,900	$16,800

(1)	In 2021 we purchased one retail location and one distribution facility that were previously leased.

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

In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates. Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents, and interest expense on the Credit Facility. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. During 2021, we had no outstanding borrowings under our Credit Agreement (as discussed in Note 5 to the Consolidated Financial Statements), which bears interest based on variable rates.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Haverty Furniture Companies, Inc. (a Maryland Corporation) and subsidiary (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 1, 2022

ITEM 9B.   OTHER INFORMATION

None

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

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

We provide some information about our executive officers in Part I of this report under the heading “Information about our Executive Officers.” The remaining information called for by this item is incorporated by reference to “Proposal 1: Nominees for Election by Holders of Class A Common Stock and Nominees for Election by Holders of Common Stock,” “Corporate Governance,” “Committees of the Board” and “Certain Relationships and Related Transactions – Delinquent Section 16(a) Reports” in our 2022 Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information contained in our 2022 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2022 Proxy Statement with respect to the ownership of common stock and Class A common stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership by our Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2022 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Governance Guidelines and Policies – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Audit Matters” in our 2022 Proxy Statement is incorporated herein by reference to this item.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

      (1)   Financial Statements.

      Consolidated Balance Sheets – December 31, 2021 and 2020.
Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020 and 2019.
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

      (3)   Exhibits:

Our SEC File Number is 1-14445 for all exhibits filed with the Securities Exchange Act reports.

Exhibit No.	Exhibit
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Incorporated by reference to Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).
3.2	By-Laws of Haverty Furniture Companies, Inc., as amended and restated effective May 8, 2018 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 10, 2018).
4.1	Description of Securities of the Registrant. (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

Exhibit No.	Exhibit
10.1
Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011 (Incorporated by reference to Exhibit 10.1 to our 2011 Third Quarter Form 10-Q).  First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016 (Incorporated by reference to Exhibit 10.1 to our 2016 First Quarter Form 10‑Q); Second Amendment to Amended and Restated Credit Agreement by and among HavertyArticles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, and SunTrust Bank, as the Issuing Bank and Administrative Agent (Incorporated by reference to Exhibit 10.1 to our 2019 Third Quarter Form 10-Q). Third Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc. as Borrowers, and Truist Bank (successor by merger to SunTrust Bank) as the Issuing Bank and Administrative Agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 20, 2020).

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

+10.4	2021 Long-Term Incentive Plan effective as of May 10, 2021 (Incorporated by reference to Exhibit 10.1 to our Third-Quarter Form 10-Q filed November 2, 2021).
+10.5	Amended and Restated Non-Employee Director Compensation Plan, effective as of May 17, 2019 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2019).
+10.6	Amended and Restated Directors’ Deferred Compensation Plan, effective as of May 17, 2019 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2019.
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

Exhibit No.	Exhibit
+10.9	Amended and Restated Non-Qualified Deferred Compensation Plan, effective as of August 9, 2016 (Incorporated by reference to Exhibit 10.9 to our 2016 Form 10-K).
+10.10	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Incorporated by reference to Exhibit 10.15 to our 1999 Form 10-K).
+10.11
Form of Restricted Stock Unit Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 2, 2018).

+10.12	Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 29, 2020
+10.13	Form of Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 29, 2020).
+10.14
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 27, 2021).

+10.15
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2021 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated February 1, 2022).

10.16
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

10.20
Purchase Agreement, dated as of May 18, 2020 between Haverty Furniture Companies, Inc. (“Seller”), and HF Coppel TX Landlord, LLC, HF Lakeland FL Landlord, LLC and HF Colonial Heights VA Landlord, LLC (each a “Buyer” and collectively, the “Buyers”) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 20, 2020).

Exhibit No.	Exhibit
10.21
Lease Agreement dated May 18, 2020 between Haverty Furniture Companies, Inc. as Tenant and HF Coppel TX Landlord, LLC as Landlord (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 20, 2020).

10.22
Lease Agreement dated May 18, 2020 between Haverty Furniture Companies, Inc. as Tenant and HF Lakeland FL Landlord, LLC as Landlord (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 20, 2020).

*21.1	Subsidiaries of Haverty Furniture Companies, Inc.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*31.1	Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
*31.2	Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
#32.1	Certifications pursuant to 18 U.S.C. Section 1350.
101
The following financial information from our Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL: (i) Consolidated Balance Sheets ended  December 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2021, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*  Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
# Furnished herewith.

ITEM 16.   FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

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

Atlanta, Georgia
March 1, 2022

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
(In thousands, except per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$166,146	$200,058
Restricted cash equivalents	6,716	6,713
Inventories	112,031	89,908
Prepaid expenses	12,418	9,580
Other current assets	11,746	9,985
Total current assets	309,057	316,244
Property and equipment, net	126,099	108,366
Right-of-use lease assets	222,356	228,749
Deferred income taxes	16,375	15,814
Other assets	12,403	11,199
Total assets	$686,290	$680,372

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$31,235	$31,429
Customer deposits	98,897	86,183
Accrued liabilities	46,664	52,963
Current lease liabilities	33,581	33,466
Total current liabilities	210,377	204,041
Noncurrent lease liabilities	196,771	200,200
Other liabilities	23,172	23,164
Total liabilities	430,320	427,405
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2021 – 29,907; 2020 – 29,600	29,907	29,600
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2021 – 1,809; 2020 – 1,996	1,809	1,996
Additional paid-in capital	102,572	96,850
Retained earnings	342,983	304,626
Accumulated other comprehensive loss	(2,293)	(2,560)
Treasury stock at cost – Common Stock (2021 – 14,069; 2020 – 12,862) and Convertible Class A Common Stock (2021 and 2020 – 522)	(219,008)	(177,545)
Total stockholders’ equity	255,970	252,967
Total liabilities and stockholders’ equity	$686,290	$680,372

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Net sales	$1,012,799	$748,252	$802,291
Cost of goods sold	438,174	329,258	367,803
Gross profit	574,625	418,994	434,488

Expenses:
Selling, general and administrative	456,267	377,288	407,456
Other expense (income), net	54	(34,899)	(405)
Total expenses	456,321	342,389	407,051

Income before interest and income taxes	118,304	76,605	27,437
Interest income, net	231	126	1,287
Income before income taxes	118,535	76,731	28,724
Income tax expense	27,732	17,583	6,859
Net income	$90,803	$59,148	$21,865
Other comprehensive income (loss), net of tax:
Defined benefit pension plan adjustments; net of tax expense (benefit) of $89, $(159) and $(238)	$267	$(473)	$(622)

Comprehensive income	$91,070	$58,675	$21,243

Basic earnings per share:
Common Stock	$5.06	$3.18	$1.10
Class A Common Stock	$4.75	$3.04	$1.04

Diluted earnings per share:
Common Stock	$4.90	$3.12	$1.08
Class A Common Stock	$4.69	$3.04	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Year Ended December 31,
(In thousands, except per share data)	2021		2020		2019
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	29,600	$29,600	29,431	$29,431	29,079	$29,079
Conversion of Class A Common Stock	187	187	58	58	226	226
Stock compensation transactions, net	120	120	111	111	126	126
Ending balance	29,907	29,907	29,600	29,600	29,431	29,431
Class A Common Stock:
Beginning balance	1,996	1,996	2,054	2,054	2,280	2,280
Conversion to Common Stock	(187)	(187)	(58)	(58)	(226)	(226)
Ending balance	1,809	1,809	1,996	1,996	2,054	2,054
Treasury Stock:
Beginning balance (includes 522 shares Class A Stock for each of the years presented; remainder are Common Stock)	(13,384)	(177,545)	(12,372)	(158,102)	(10,822)	(129,025)
Directors’ Compensation Plan	25	346	21	265	55	680
Purchases	(1,232)	(41,809)	(1,033)	(19,708)	(1,605)	(29,757)
Ending balance	(14,591)	(219,008)	(13,384)	(177,545)	(12,372)	(158,102)
Additional Paid-In Capital:
Beginning balance		96,850		93,208		91,394
Stock option and restricted stock issuances		(3,014)		(1,063)		(1,568)
Directors’ Compensation Plan		523		330		(53)
Stock-based compensation		8,213		4,375		3,435
Ending balance		102,572		96,850		93,208
Retained Earnings:
Beginning balance		304,626		295,999		282,366
Impact of adoption of new accounting pronouncement		—		—		6,824
Net income		90,803		59,148		21,865
Cash dividends (Common Stock: 2021 – $2.97; 2020 - $2.77; and 2019 – $0.76; per share Class A Common Stock: 2021 - $2.79; 2020 - $2.62; and 2019 – $0.72; per share)		(52,446)		(50,521)		(15,056)
Ending balance		342,983		304,626		295,999

Accumulated Other Comprehensive Loss:
Beginning balance		(2,560)		(2,087)		(1,465)
Pension liabilities adjustment, net of taxes		267		(473)		(622)
Ending balance		(2,293)		(2,560)		(2,087)
Total Stockholders’ Equity		$255,970		$252,967		$260,503

The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$90,803	$59,148	$21,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,304	18,207	20,596
Net loss on asset impairment	—	—	2,415
Stock-based compensation	8,213	4,375	3,435
Deferred income taxes	234	(2,458)	(2,691)
Net (gain) loss on sale of land, property and equipment	(77)	(34,746)	(13)
Other	869	595	719
Changes in operating assets and liabilities:
Inventories	(22,123)	14,909	1,023
Customer deposits	12,714	56,062	5,656
Other assets and liabilities	(3,244)	(3,250)	1,833
Accounts payable and accrued liabilities	(6,451)	17,349	8,581
Net cash provided by operating activities	97,242	130,191	63,419
Cash Flows from Investing Activities
Capital expenditures	(34,090)	(10,927)	(16,841)
Proceeds from sale of property and equipment	88	76,285	2,270
Net cash (used in) provided by investing activities	(34,002)	65,358	(14,571)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	—	43,800	—
Payments of borrowings under revolving credit facilities	—	(43,800)	—
Net change in borrowings under revolving credit facilities	—	—	—
Dividends paid	(52,446)	(50,521)	(15,056)
Common stock repurchased	(41,809)	(19,708)	(29,757)
Taxes on vested restricted shares	(2,894)	(951)	(1,442)
Net cash used in financing activities	(97,149)	(71,180)	(46,255)
(Decrease) increase in Cash, Cash Equivalents and Restricted Cash Equivalents	(33,909)	124,369	2,593
Cash, Cash Equivalents and Restricted Cash Equivalents at Beginning of Year	206,771	82,402	79,809
Cash and Cash Equivalents and Restricted Cash Equivalents at End of Year	$172,862	$206,771	$82,402

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds	$32,395	$18,169	$9,068
Cash paid for interest	$126	$365	$126

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1, Description of Business and Summary of Significant Accounting Policies:

Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We have 121 showrooms in 16 states at December 31, 2021. All of our stores are operated using the Havertys name and we do not franchise our stores.  We also have an online presence through which our customers can make purchases. We offer financing through third-party finance companies as well as an internal revolving charge credit plan.

COVID-19:
In an effort to mitigate the spread of COVID‑19 and protect our team members, customers, and communities, in 2020 Havertys closed all of its stores on March 19 and halted deliveries on March 21, with the expectation at that time of reopening stores on April 2. Affected team members were paid during this period and most corporate personnel transitioned to working remotely. On April 1, we extended our store closure for another 30 days and furloughed 3,033 team members or approximately 87% of our workforce. During this period, we paid the cost of enrolled health benefits of those furloughed. Given the dramatic shock to the economy caused by the pandemic and uncertainty of the ongoing impact, we made a permanent reduction in our workforce of approximately 1,200 team members effective April 30 and extended the furlough of approximately 730 team members until June 1. We reopened 103 of our stores on May 1 and the remaining 17 were opened by June 20 and deliveries restarted on May 5.

The pandemic continues to disrupt several segments of the economy. Although our stores and other businesses are open, some business sectors are operating on a reduced scale. Our business has been very strong since reopening. Consumers not negatively impacted financially are spending on their homes. The COVID-19 pandemic is complex and continues to evolve with sporadic resurgences, new virus variants, and the vaccine rollout. At this point, we cannot reasonably estimate the duration of the pandemic’s influence on consumers and the “nesting” economy. Accordingly, the estimates and assumptions management made as of December 31, 2021 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be estimated at this time). The Company has evaluated subsequent events through the date the consolidated financial statements covered by this annual report were issued.

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

Cash and Cash Equivalents:
Cash and cash equivalents include all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle within five days.

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

Net sales also include amounts generated by product protection plans. We act as an agent for these sales and the service is provided by a third-party. Revenue, net of related costs, is recognized at the time the covered merchandise is delivered to the customer. We do not sell gift cards or have a loyalty program.

We internally finance less than 2% of sales.  We do not adjust the promised consideration for the effects of a significant financing component since receivables from internally financed sales are typically paid within one year of delivery.

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

Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery, administrative costs, and certain warehouse and transportation related expenses including accessorial and demurrage fees. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $94,239,000, $71,838,000 and $77,668,000 in 2021, 2020 and 2019, respectively.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, primarily related to real estate and we account for the lease and non-lease components as a single lease component.  See Note 8, “Leases,” for additional information.

Advertising Expense:
Advertising costs, which include television, radio, newspaper, digital, and other media advertising, are expensed upon first showing. The total amount of prepaid advertising costs included in other current assets was approximately $88,000 and $327,000 at December 31, 2021 and 2020, respectively. We incurred approximately $49,338,000, $39,862,000 and $49,724,000 in advertising expense during 2021, 2020 and 2019, respectively.

Interest Income, net:
We report interest income net of interest expense. Interest income is generated by our cash equivalents and restricted cash equivalents. Interest expense is comprised of charges incurred related to our credit facility. The total amount of interest expense was approximately $152,000, $391,000 and $152,000 during 2021, 2020 and 2019, respectively.

Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and other income or expense items outside of core operations. On May 18, 2020, Havertys completed a sale and leaseback transaction which generated a gain of $31,600,000 and is included in other income. See Note 8, “Leases,” for additional information. The sale of former retail locations and other operating assets generated additional gains of $3,500,000 in 2020 and minor gains in 2021 and 2019.

Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. We are primarily self-insured for employee group health care claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities. These reserves totaled $8,306,000 and $7,810,000 at December 31, 2021 and 2020, respectively.

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

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. We evaluate right-of-use assets at the same level and exclude operating lease liabilities when evaluating for impairment. When evaluating assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the estimated fair value of the store’s assets, which is determined on the basis of fair value for similar assets or discounted future cash flows. If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value. An impairment loss of $2,415,000 for a retail store was recorded in 2019 and no impairment losses were recorded in 2021 and 2020.

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

Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) (“AOCI”), net of income taxes, was comprised of unrecognized retirement liabilities totaling approximately $2,293,000 and $2,560,000 at December 31, 2021 and 2020, respectively. See Note 11 for the amounts reclassified out of AOCI to SG&A expense related to our supplemental executive retirement plan.

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

Note 2, Revenues and Segment Reporting:

The following table presents our revenues disaggregated by each major product category and service for each of the last three years (dollars in thousands, amounts and percentages may not always add due to rounding):

	Year Ended December 31,
	2021		2020		2019
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$156,033	15.4%	$116,753	15.6%	$127,500	15.9%
Dining Room Furniture	109,522	10.8	79,766	10.7	88,877	11.1
Occasional	86,849	8.6	65,764	8.8	65,565	8.2
	352,404	34.8	262,283	35.1	281,942	35.1
Upholstery	433,525	42.8	315,714	42.2	321,024	40.0
Mattresses	90,224	8.9	72,855	9.7	90,583	11.3
Accessories and Other (1)	136,646	13.5	97,400	13.0	108,742	13.6
	$1,012,799	100.0%	$748,252	100.0%	$802,291	100.0%

(1)	Includes delivery charges and product protection.

Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns. We record estimated refunds for sales returns on a gross basis and the carrying value of the return asset is presented separately from inventory. Estimated return inventory of $822,000 and $853,000 at December 31, 2021 and 2020, respectively, is included in the line item “Other current assets” and the estimated refund liability of $2,447,000 and $2,378,000 at December 31, 2021 and 2020, respectively, is included in the line item “Accrued liabilities” on the Consolidated Balance Sheets.

We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $98,897,000 and $86,183,000 at December 31, 2021 and December 31, 2020, respectively. Of the customer deposit liabilities at December 31, 2020, approximately $179,000 has not been recognized through net sales in the twelve months ended December 31, 2021.

We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $50,002,000, $30,824,000 and $34,580,000 were charged to customers in 2021, 2020 and 2019, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $45,914,000, $35,885,000, and $39,796,000 in 2021, 2020 and 2019, respectively.

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

Note 3, Inventories:

Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $34,704,000 and $22,394,000 at December 31, 2021 and 2020, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $12,310,000 in 2021, $636,000 in 2020 and $1,811,000 in 2019.  During 2020 and 2019, there were liquidations of LIFO inventory layers. The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold. The effect of the liquidations during 2020 decreased cost of goods sold by approximately $562,000 or $0.03 per diluted share of common stock and was immaterial in 2019. We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 4, Property and Equipment:

Property and equipment are summarized as follows:

(In thousands)	2021	2020
Land and improvements	$35,015	$32,903
Buildings and improvements	206,183	191,272
Furniture and fixtures	90,070	83,532
Equipment	56,895	49,734
Construction in progress	3,125	1,993
	391,288	359,434
Less accumulated depreciation	(265,189)	(251,068)
Property and equipment, net	$126,099	$108,366

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

The borrowing base was $29.2 million at December 31, 2021 and there were no outstanding letters of credit, accordingly, the net availability was $29.2 million.

Note 6, Accrued Liabilities and Other Liabilities:

Accrued liabilities and other liabilities consist of the following:

(In thousands)	2021	2020
Accrued liabilities:
Employee compensation, related taxes and benefits	$21,651	$22,070
Taxes other than income and withholding	7,319	8,386
Self-insurance reserves	5,268	5,296
Other	12,426	17,211
	$46,664	$52,963
Other liabilities:
Self-insurance reserves	3,038	2,514
Other	20,134	20,650
	$23,172	$23,164

Note 7, Income Taxes:

The provision for income taxes for the years ended December 31 consist of the following:

(In thousands)	2021	2020	2019
Current
Federal	$22,832	$16,831	$7,701
State	4,666	3,210	1,849
	27,498	20,041	9,550
Deferred
Federal	589	(1,217)	(2,217)
State	(355)	(1,241)	(474)
	234	(2,458)	(2,691)
Total income tax expense	$27,732	$17,583	$6,859

Cares Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020 and through December 31, 2020 and have deferred $1,607,000 which is included in accrued liabilities. During 2020, we recorded $2,301,000 for refundable employee retention credits reducing selling, general and administrative expenses. We also benefited from the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation which reduced our 2019 income tax liability by approximately $2,053,000 and we adjusted our deferred income taxes and income taxes receivable accordingly.

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2021	2020	2019
Statutory rates applied to income before income taxes	$24,949	$16,164	$6,032
State income taxes, net of Federal tax benefit	3,836	2,057	1,149
Net permanent differences	(498)	520	228
Other	78	48	(128)
Leases	—	—	(418)
Federal tax credits	(152)	—	—
State tax credits	(481)	(1,206)	(4)
	$27,732	$17,583	$6,859

Our effective tax rate differs from the federal statutory rate primarily due to state income taxes. In 2020 we completed the computations and recorded in the fourth quarter, state quality jobs credits of $1,527,000 generated in 2018, 2019, and 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2021	2020
Deferred tax assets:
Property and equipment	$6,944	$8,868
Lease liabilities	57,588	58,417
Accrued liabilities	11,306	9,885
Retirement benefits	573	662
State tax credits	2,087	943
Other	676	660
Total deferred tax assets	79,174	79,435

Deferred tax liabilities:
Inventory related	6,389	7,135
Right-of-use lease assets	55,816	56,032
Other	594	454
Total deferred tax liabilities	62,799	63,621
Net deferred tax assets	$16,375	$15,814

We review our deferred tax assets to determine the need for a valuation allowance. Based on evidence, we concluded that it is more-likely-than-not that our deferred tax assets will be realized and therefore a valuation allowance is not required.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2018.

Uncertain Tax Positions
Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense.  No amounts for uncertain tax positions were recorded for the years currently open under statute of limitations.

Note 8, Leases:

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

On May 18, 2020, we completed a sale and leaseback transaction of three facilities which we initiated in April 2020 as part of our business continuity plan. The Coppell, TX location has approximately 394,000 distribution square feet used to serve our western stores, 44,000 retail square feet, and 20,000 square feet of office space used for a call center and general management purposes. The Lakeland, FL  property is a distribution center with approximately 335,000 square feet and the Colonial Heights property is a distribution facility with 129,000 square feet. The facilities were leased back to Havertys via 15-year operating lease agreements with renewal options.  The total sales price for these properties, excluding costs and taxes, was $70.0 million and their net book value was approximately $37.9 million. The gain of approximately $31.6 million was recognized in the second quarter of 2020 and is included in other income.

In August 2021, we repurchased the Colonial Heights property, that was part of the sale-leaseback transaction in 2020 for $8.5 million.

As of December 31, 2021, we have entered into two leases for additional retail locations which have not yet commenced and are under construction.

The table below presents the operating lease assets and liabilities recognized on the consolidated balance sheets as of December 31:

(in thousands)	2021	2020
Operating Lease Assets:
Right-of use lease assets	$222,356	$228,749
Operating Lease Liabilities:
Current lease liabilities	$33,581	$33,466
Non-current lease liabilities	196,771	200,200
Total operating lease liabilities	$230,352	$233,666

Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

The weighted-average remaining lease term and weighted-average discount rate for operating leases as of December 31 are:

	2021	2020
Weighted-average remaining lease term	8.1 years	8.8 years
Weighted-average discount rate	5.62%	6.07%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2021:

(in thousands)	Operating Leases
2022	$45,277
2023	41,509
2024	37,483
2025	32,059
2026	27,563
Thereafter	106,805
Total undiscounted future minimum lease payments	290,696
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(60,344)
Total operating lease liabilities	$230,352

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

Components of lease expense which are included in selling, general, and administrative expenses within our consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$46,774	$44,854	$41,681
Short-term lease cost	—	—	90
Variable lease cost	6,680	5,827	5,653
Total lease expense	$53,454	$50,681	$47,424

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,607	$39,341
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,025	$89,082

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

A special cash dividend of $2.00 and $1.00 for Common Stock and $1.90 and $0.95 for Class A Common Stock was paid in the fourth quarter of 2021 and 2020. Total dividends paid on Common Stock were $48,837,000, $46,564,000 and $13,913,000 in 2021, 2020 and 2019, respectively. Total dividends paid on Class A Common Stock were $3,609,000, $3,957,000 and $1,143,000 in 2021, 2020 and 2019, respectively.

Note 10, Benefit Plans:

We have a non-qualified, non-contributory supplemental executive retirement plan (the “SERP”) for employees whose retirement benefits are reduced due to their annual compensation levels. The SERP was frozen as of December 31, 2015 and no additional benefits were earned or have been accrued after that date. The SERP provides annual benefits amounting to 55% of final average earnings less benefits payable from Social Security benefits and our former pension plan which was settled in 2014. The SERP limits the total amount of annual retirement benefits that may be paid to a participant from all sources (former pension plan, Social Security and the SERP) to $125,000. The SERP is not funded so we pay benefits directly to participants.

The following table summarizes information about our SERP.

(In thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of the year	$9,001	$8,299
Interest cost	213	266
Actuarial (gains) losses	(99)	791
Benefits paid	(359)	(355)
Benefit obligation at end of year	8,756	9,001
Change in plan assets:
Employer contribution	359	355
Benefits paid	(359)	(355)
Fair value of plan assets at end of year	—	—
Funded status of the plan – (underfunded)	$(8,756)	$(9,001)
Accumulated benefit obligations	$8,756	$9,001

Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2021	2020
Current liabilities	$(458)	$(438)
Noncurrent liabilities	(8,298)	(8,563)
	$(8,756)	$(9,001)

The net actuarial loss recognized in accumulated other comprehensive income (loss) before the effect of income taxes was $2,198,000 in 2021 and $2,554,000 in 2020.

Net pension cost included the following components:

(In thousands)	2021	2020	2019
Interest cost on projected benefit obligation	$213	$266	$315
Amortization of actuarial loss	257	159	46
Net pension costs	$470	$425	$361

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2022 is approximately $217,000.

Assumptions
We use a measurement date of December 31 for our SERP plan. Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2021	2020	2019
Discount rate	2.41%	3.29%	4.36%
Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine benefit obligations at December 31 for the SERP are as follows:

	2021	2020
Discount rate	2.80%	2.41%
Rate of compensation increase	n/a	n/a

Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years.  These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2021.

(In thousands)	2022	2023	2024	2025	2026	2027-2031
Benefit Payments	$458	$448	$454	$499	$553	$2,722

Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute. We match employee contributions 100% up to 4% of a participant’s compensation, with a maximum match of $11,600 per participant. We suspended the matching contribution for six weeks during 2020 as part of our business continuity plan. We expensed employer contributions of approximately $6,046,000, $4,069,000 and $5,173,000 in 2021, 2020 and 2019, respectively.

We offer participation in a self-directed, non-qualified deferred compensation plan to certain executives and employees. The plan allows a participant to defer a portion of their income. We may also make annual contributions based on the participant’s annual deferral, and our contributions were approximately $74,000, $43,000 and $61,000 in 2021, 2020, and 2019, respectively. The investments for the plan (and its predecessor plan) are held in rabbi trusts and are used to meet the obligations of the plans and precludes us from using such assets for operating purposes. The plans’ assets totaled approximately $9,184,000 and $7,949,000 at December 31, 2021 and 2020, respectively, and are included in other assets. The related liability under the plans of approximately $9,201,000 and $8,063,000 at December 31, 2021 and 2020, respectively, is included in other liabilities.

We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

17

Note 11, Accumulated Other Comprehensive Loss:

The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive loss on our Consolidated Balance Sheets to the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning balance	$(2,560)	$(2,087)	$(1,465)
Other comprehensive income (loss)
Defined benefit pension plan:
Net gain (loss) during year	99	(791)	(906)
Amortization of net loss(1)	257	159	46
	356	(632)	(860)
Tax expense (benefit)	89	(159)	(238)
Total other comprehensive income (loss)	267	(473)	(622)
Ending balance	$(2,293)	$(2,560)	$(2,087)

(1)	These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.

Note 12, Stock-Based Compensation Plans:

We have issued and outstanding awards under two employee compensation plans, the 2021 Long-Term Incentive Plan (the “2021 LTIP Plan”) and the 2014 Long Term Incentive Plan (the “2014 LTIP Plan”). No new awards may be granted under the 2014 LTIP Plan. Grants of stock-settled appreciation rights, restricted units, and performance units have been made to certain officers and key employees. All equity awards are settled in shares of Common Stock. As of December 31, 2021, approximately 1,500,000 shares were available for awards under the 2021 LTIP Plan.

The following table summarizes our equity award activity during the years ended December 31, 2021, 2020, and 2019:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units (#)	Weighted-Average Award Price($)	Shares or Units(#)	Weighted-Average Award Price ($)	Rights(#)	Weighted-Average Award Price($)
Outstanding at December 31, 2018	249,142	22.05	209,754	21.56	57,000	18.14
Granted	137,768	20.24	113,522	20.29	—	—
Awards vested or rights exercised	(133,364)	22.27	(57,351)	18.93	(49,500)	18.14
Forfeited	(18,736)	21.25	(11,150)	21.43	—	—
Units forfeited due to performance	—	—	(39,966)	22.95	—	—
Outstanding at December 31, 2019	234,810	20.93	214,809	21.38	7,500	18.14
Granted	145,375	20.42	120,727	20.42	—	—
Awards vested or rights exercised	(130,434)	20.69	(44,875)	22.12	(7,500)	18.14
Forfeited	(10,470)	20.41	(273)	20.37	—	—
Units forfeited due to performance	—	—	(76,493)	20.29	—	—
Outstanding at December 31, 2020	239,281	20.77	213,895	21.08	—	—
Granted	120,221	33.29	93,685	32.83	—	—
Awards vested or rights exercised	(130,323)	21.28	(56,578)	22.95	—	—
Forfeited	(10,097)	25.85	—	—	—	—
Additional units earned due to performance	—	—	77,265	20.42	—	—
Outstanding at December 31, 2021	219,082	27.10	328,267	23.96	—	—
Restricted units expected to vest	219,082	27.10	387,516	25.36	—	—
Exercisable at December 31, 2019	—	—	—	—	7,500	18.14

The total fair value of service-based restricted stock awards that vested in 2021, 2020 and 2019 was approximately $6,069,000, $1,798,000 and $2,491,000, respectively. The aggregate intrinsic value of outstanding restricted stock awards was $6,697,000 at December 31, 2021. The restrictions on the service-based awards generally lapse or vest annually, primarily over three-year or four-year periods.

The total fair value of performance-based restricted stock awards that vested in 2021, 2020 and 2019 was approximately $2,046,000, $755,000 and $1,389,000, respectively. The aggregate intrinsic value of outstanding performance awards at December 31, 2021 expected to vest was $11,846,000. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a Black‑Scholes pricing model. There were no stock-settled appreciation rights outstanding at December 31, 2021 and 2020. The total intrinsic value of stock-settled appreciation rights exercised was approximately $18,000 in 2020 and $107,000 in 2019.

The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $8,213,000, $4,375,000 and $3,435,000 in 2021, 2020 and 2019, respectively. Forfeitures are recognized as they occur. The tax (benefit) expense recognized related to all awards was approximately $(1,011,000), $293,000 and $98,000 in 2021, 2020 and 2019, respectively. As of December 31, 2021, the total compensation cost related to unvested equity awards was approximately $6,769,000 and is expected to be recognized over a weighted-average period of two years.

Note 13, Earnings Per Share:

The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2021	2020	2019
Common:
Distributed earnings	$48,837	$46,564	$13,913
Undistributed earnings	35,653	7,954	6,284
Basic	84,490	54,518	20,197
Class A Common earnings	6,313	4,630	1,668
Diluted	$90,803	$59,148	$21,865
Class A Common:
Distributed earnings	$3,609	$3,957	$1,143
Undistributed earnings	2,704	673	525
	$6,313	$4,630	$1,668

Denominator:	2021	2020	2019
Common:
Weighted average shares outstanding - basic	16,710	17,128	18,360
Assumed conversion of Class A Common Stock	1,330	1,522	1,611
Dilutive awards and common stock equivalents	503	282	290
Total weighted average diluted Common Stock	18,543	18,932	20,261
Class A Common:
Weighted average shares outstanding	1,330	1,522	1,611

Basic net earnings per share
Common Stock	$5.06	$3.18	$1.10
Class A Common Stock	$4.75	$3.04	$1.04
Diluted net earnings per share
Common Stock	$4.90	$3.12	$1.08
Class A Common Stock	$4.69	$3.04	$1.03

Note 14, Selected Quarterly Financial Data (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	2021 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$236,491	$249,989	$260,378	$265,940
Gross profit	135,034	141,501	148,003	150,087
Income before taxes	25,364	29,169	31,903	32,099
Net income	19,406	22,858	24,233	24,306
Basic net earnings per share:
Common	1.07	1.25	1.35	1.39
Class A Common	1.00	1.18	1.28	1.31
Diluted net earnings per share:
Common	1.04	1.21	1.31	1.35
Class A Common	0.98	1.16	1.25	1.33

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$179,432	$109,968	$217,513	$241,339
Gross profit	99,553	59,646	122,177	137,619
Income before taxes	2,300	18,625	24,532	31,274
Net income	1,819	13,640	18,261	25,428
Basic net earnings per share:
Common	0.10	0.73	0.98	1.40
Class A Common	0.09	0.69	0.94	1.33
Diluted net earnings per share:
Common	0.09	0.72	0.97	1.37
Class A Common	0.09	0.69	0.93	1.35

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

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc.

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2021:
Refund on estimated returns and allowances	$2,378	$25,563	$25,494	$2,447

Year ended December 31, 2020:
Refund on estimated returns and allowances	$2,023	$17,094	$16,739	$2,378

Year ended December 31, 2019:
Reserve for cancelled sales and allowances	$1,950	$18,748	$18,675	$2,023

(1)	Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.
(2)	Refund on estimated returns and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.
HAVERTY FURNITURE COMPANIES, INC.
By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 1, 2022.
/s/ CLARENCE H. SMITH	/s/ RICHARD B. HARE
Clarence H. Smith Chairman of the Board and Chief Executive Officer (principal executive officer)	Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ L. ALLISON DUKES	/s/ VICKI R. PALMER
L. Allison Dukes Director	Vicki R. Palmer Director

/s/ RAWSON HAVERTY, JR.	/s/ DEREK G. SCHILLER
Rawson Haverty, Jr. Director	Derek G. Schiller Director

/s/ G. THOMAS HOUGH	/s/ AL TRUJILLO
G. Thomas Hough Lead Director	Al Trujillo Director

/s/ MYLLE H. MANGUM
Mylle H. Mangum Director