Form 10-Q
period 2022-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2022-05-06
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission file number:    1-14445

HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)
Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⌧
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 28, 2021, were:  Common Stock – 15,419,859; Class A Common Stock – 1,283,260.

HAVERTY FURNITURE COMPANIES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$162,340	$166,146
Restricted cash and cash equivalents	6,715	6,716
Inventories	119,857	112,031
Prepaid expenses	10,633	12,418
Other current assets	13,585	11,746
Total current assets	313,130	309,057
Property and equipment, net	128,721	126,099
Right-of-use lease assets	221,083	222,356
Deferred income taxes	18,252	16,375
Other assets	12,699	12,403
Total assets	$693,885	$686,290
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$32,415	$31,235
Customer deposits	98,528	98,897
Accrued liabilities	48,876	46,664
Current lease liabilities	33,923	33,581
Total current liabilities	213,742	210,377
Noncurrent lease liabilities	197,265	196,771
Other liabilities	22,478	23,172
Total liabilities	433,485	430,320

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2022 – 29,924; 2021 – 29,907	29,924	29,907
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2022 – 1,809; 2021 – 1,809	1,809	1,809
Additional paid-in capital	104,345	102,572
Retained earnings	358,084	342,983
Accumulated other comprehensive loss	(2,253)	(2,293)
Less treasury stock at cost – Common Stock (2022 – 14,507 and 2021 – 14,069 shares) and Convertible Class A Common Stock (2022 and 2021 – 522 shares)	(231,509)	(219,008)
Total stockholders’ equity	260,400	255,970
Total liabilities and stockholders’ equity	$693,885	$686,290

See notes to these condensed consolidated financial statements.

INDEX

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands, except per share data - unaudited)	2022	2021

Net sales	$238,946	$236,491
Cost of goods sold	97,985	101,457
Gross profit	140,961	135,034

Expenses:
Selling, general and administrative	115,154	109,762
Other expense (income), net	161	(36)
Total expenses	115,315	109,726

Income before interest and income taxes	25,646	25,308
Interest income, net	74	56

Income before income taxes	25,720	25,364
Income tax expense	6,359	5,958
Net income	$19,361	$19,406

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $14 in 2022 and $16 in 2021	$40	$49

Comprehensive income	$19,401	$19,455

Basic earnings per share:
Common Stock	$1.14	$1.07
Class A Common Stock	$1.08	$1.00

Diluted earnings per share:
Common Stock	$1.11	$1.04
Class A Common Stock	$1.05	$0.98

Cash dividends per share:
Common Stock	$0.25	$0.22
Class A Common Stock	$0.23	$0.20

See notes to these condensed consolidated financial statements.

INDEX

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$19,361	$19,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,272	3,992
Share-based compensation expense	2,307	2,679
Other	(1,877)	(915)
Changes in operating assets and liabilities:
Inventories	(7,826)	(13,661)
Customer deposits	(369)	18,545
Other assets and liabilities	1,120	(2,777)
Accounts payable and accrued liabilities	3,590	(7,668)
Net cash provided by operating activities	20,578	19,601

Cash Flows from Investing Activities:
Capital expenditures	(7,107)	(4,745)
Net cash used in investing activities	(7,107)	(4,745)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	—	—
Payments of borrowings under revolving credit facility	—	—
Net change in borrowings under revolving credit facility	—	—

Dividends paid	(4,260)	(3,987)
Common stock repurchased	(12,501)	—
Other	(517)	(801)
Net cash used in financing activities	(17,278)	(4,788)

(Decrease) increase in cash, cash equivalents and restricted cash equivalents during the period	(3,807)	10,068
Cash, cash equivalents and restricted cash equivalents at beginning of period	172,862	206,771
Cash, cash equivalents and restricted cash equivalents at end of period	$169,055	$216,839

See notes to these condensed consolidated financial statements.

INDEX

HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A - Business and Basis of Presentation

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

The Company is subject to various claims and legal proceedings covering a wide range of matters, including with respect to product liability and personal injury claims, that arise in the ordinary course of its business activities. We currently have no pending claims or legal proceedings that we believe would be reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows. However, there can be no assurance that either future litigation or an unfavorable outcome in existing claims will not have a material impact on our business, reputation, financial position, cash flows or results of operations.

Note B – COVID-19

The novel coronavirus disease (“COVID-19”) pandemic and its contributory effects on the economy continue to impact our business and results of operations. During the three months ended March 31, 2022, we experienced, among other things, rising product prices, volatile transportation costs, and supply chain disruptions. Furthermore, discretionary consumer spending has been adversely impacted by rising inflation, including fuel costs, and interest rates. All of these factors, impacted our business in the first quarter of 2022. The extent and duration of any future impact resulting from the COVID-19 pandemic is not fully known, and we may experience additional significant COVID-19 related disruptions in the future as a result.

INDEX

NOTE C – Stockholders’ Equity

The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.

For the three months ended March 31, 2022:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2021	$29,907	$1,809	$102,572	$342,983	$(2,293)	$(219,008)	$255,970
Net income				19,361			19,361
Dividends declared:
Common Stock, $0.25 per share				(3,964)			(3,964)
Class A Common Stock, $0.23 per share				(296)			(296)
Acquisition of treasury stock						(12,501)	(12,501)
Restricted stock issuances	17		(534)				(517)
Amortization of restricted stock			2,307				2,307
Other comprehensive income					40		40
Balances at March 31, 2022	$29,924	$1,809	$104,345	$358,084	$(2,253)	$(231,509)	$260,400

For the three months ended March 31, 2021:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2020	$29,600	$1,996	$96,850	$304,626	$(2,560)	$(177,545)	$252,967
Net income				19,406			19,406
Dividends declared:
Common Stock, $0.22 per share				(3,717)			(3,717)
Class A Common Stock, $0.20 per share				(270)			(270)
Class A conversion	154	(154)					—
Restricted stock issuances	35		(835)				(800)
Amortization of restricted stock			2,679				2,679
Other comprehensive income					49		49
Balances at March 31, 2021	$29,789	$1,842	$98,694	$320,045	$(2,511)	$(177,545)	$270,314

INDEX

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

NOTE F – Credit Agreement

We have a $60.0 million revolving credit facility (the “Credit Agreement”) which matures on September 27, 2024 and is secured primarily by our inventory. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit.

At March 31, 2022 and December 31, 2021, there were no outstanding borrowings under the Credit Agreement. The borrowing base and net availability was $34.7 million at March 31, 2022.

INDEX

Note G – Revenues

We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $98.5 million and $98.9 million at March 31, 2022 and December 31, 2021, respectively. Of the customer deposit liabilities at December 31, 2021, approximately $17.0 million has not been recognized through net sales in the three months ended March 31, 2022.

The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

	Three Months Ended March 31,
	2022		2021
(In thousands)	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$31,348	13.1%	$39,178	16.6%
Dining Room Furniture	26,022	10.9	27,599	11.7
Occasional	16,818	7.0	22,064	9.3
	74,188	31.0	88,841	37.6
Upholstery	111,186	46.5	95,626	40.4
Mattresses	19,733	8.3	20,481	8.7
Accessories and Other (1)	33,839	14.2	31,543	13.3
	$238,946	100.0%	$236,491	100.0%

(1)	Includes delivery charges and product protection.

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

As of March 31, 2022, we had entered into one lease for an additional retail location which had not yet commenced.

INDEX

Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$11,739	$11,806
Variable lease cost	1,695	1,508
Total lease expense	$13,434	$13,314

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,629	$13,093
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,382	$4,125

NOTE I – Income Taxes

Our effective tax rate for the three months ended March 31, 2022 and 2021 was 24.7% and 23.5%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and the impact from vested stock awards.

INDEX

NOTE J – Stock Based Compensation Plans

As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2021 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.

The following table summarizes our award activity during the three months ended March 31, 2022:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2021	219,082	$27.10	328,267	$23.96
Granted/Issued	153,681	28.86	103,104	28.86
Awards vested or rights exercised(1)	—	—	(34,940)	20.28
Forfeited	(2,050)	33.01	—	—
Additional units earned due to performance	—	—	59,249	31.39
Outstanding at March 31, 2022	370,713	$27.80	455,680	$26.54
Restricted units expected to vest			455,680	$26.54

(1)	Includes shares repurchased from employees for employee’s tax liability.

The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $10.2 million at March 31, 2022. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.

The total fair value of performance-based restricted stock awards that vested during the three months ended March 31, 2022 was approximately $1.0 million. The aggregate intrinsic value of outstanding performance awards at March 31, 2022 expected to vest was approximately $12.5 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The compensation for all awards is charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $2.3 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. Forfeitures are recognized as they occur. As of March 31, 2022, the total compensation cost related to unvested equity awards was approximately $11.8 million and is expected to be recognized over a weighted-average period of 2.0 years.

INDEX

NOTE K – Earnings Per Share

We report our earnings per share using the two-class method.  The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on the contractual rights of the classes.

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

	Three Months Ended March 31,
	2022	2021
Numerator:
Common:
Distributed earnings	$3,964	$3,717
Undistributed earnings	14,008	14,262
Basic	17,972	17,979
Class A Common earnings	1,389	1,427
Diluted	$19,361	$19,406

Class A Common:
Distributed earnings	$296	$270
Undistributed earnings	1,093	1,157
	$1,389	$1,427
Denominator:
Common:
Weighted average shares outstanding - basic	15,706	16,793
Assumed conversion of Class A Common Stock	1,287	1,431
Dilutive options, awards and common stock equivalents	520	507
Total weighted-average diluted Common Stock	17,513	18,731

Class A Common:
Weighted average shares outstanding	1,287	1,431

Basic earnings per share:
Common Stock	$1.14	$1.07
Class A Common Stock	$1.08	$1.00

Diluted earnings per share:
Common Stock	$1.11	$1.04
Class A Common Stock	$1.05	$0.98

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).

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

Net Sales

Our sales are generated by customer purchases of home furnishings. Revenue is recognized upon delivery to the customer. Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores and website by comparing the growth in sales in store and online for a particular month over the corresponding month in the prior year. Stores are considered non-comparable if they were not open during the corresponding month in the prior year or if the selling square footage has been changed significantly. Stores closed due to COVID-19 were excluded from comp-store sales. The method we use to compute comp-store sales may not be the same method used by other retailers. We record our sales when the merchandise is delivered to the customer. We also track “written sales” and “written comp-store sales” which represent customer orders prior to delivery. The disruptions to our supply chain have resulted in lower inventory in certain categories and for out-of-stock merchandise delivery times can be 8 to 12 weeks. As a retailer, comp-store sales and written comp-store sales are an indicator of relative customer spending and store performance. Comp-store sales, total written sales and written comp-store sales are intended only as supplemental information and none are substitutes for net sales presented in accordance with US GAAP.

The following table outlines our sales and comp-store sales increases and decreases for the periods indicated:

	2022					2021
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$238.9	1.0%	$2.5	0.2%	$0.4	$236.5	31.8%	$57.1	11.5%	$15.4

Total sales for the first quarter of 2022 increased $2.5 million, or 1.0%, compared to 2021. Our comp-store sales increased 0.2%, or $0.4 million, in 2022 compared to 2021. Written business for the first three months of 2022 compared to the same period of 2021 was down 8.8% and written comp-store sales were down 9.6%.

Our free in-home design service continues to grow as COVID-19 concerns abate, and designer sales were 23% of our total written business for the first three months of 2022 compared to 21% for 2021. COVID-19 continues to impact our supply chain, and ongoing delays in our case goods inventory impacted our business. Sales in this category as a percent of our total sales were 31.0% in 2022 compared to 37.6% in 2021.

INDEX

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our business was good during the early part of the quarter in both delivered and written business compared to the very strong results in 2021. We experienced a return to increased consumer interest around traditional shopping events and had record business for the Presidents’ Day holiday. However, we experienced significant declines in in-store traffic and written business in March. We believe consumers are being impacted by rising inflation, including fuel costs, stock market volatility, higher interest rates and concerns regarding geopolitical instability, including the war in Ukraine.

Gross Profit

Gross profit for the first quarter of 2022 was 59.0%, up 190 basis points compared to the prior year period of 57.1%. The increase is primarily due to merchandise pricing and mix.

We expect annual gross profit margins for 2022 will be 57.7% to 58.0%. This is an increase over our previous guidance and lower than the first quarter’s results. Gross profit margins fluctuate quarter to quarter in relation to our promotional cadence. Our estimated gross profit margins are based on anticipated changes in product and freight costs and their impact on our LIFO reserve.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”) as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A costs as a percent of sales for the first three months of 2022 were 48.2% versus 46.4% for 2021. SG&A dollars increased $5.4 million, or 4.9%, for the first quarter of 2022 compared to the same prior year period. The increase is driven by higher costs associated with selling expense of $1.8 million, distribution and delivery costs of $1.5 million, and occupancy expenses of $0.6 million.

We classify our SG&A expenses as either variable or fixed and discretionary. Our variable expenses include the costs in the selling and delivery categories and certain warehouse and distribution expenses as these amounts will generally move in tandem with our level of sales. The remaining categories and expenses for occupancy, advertising, and administrative costs are classified as fixed and discretionary because these costs do not fluctuate with sales.

The following table outlines our SG&A expenses by classification:

	Three Months Ended March 31,
	2022		2021
(In thousands)		% of Net Sales		% of Net Sales
Variable	$44,384	18.6%	$40,707	17.2%
Fixed and discretionary	70,770	29.6%	69,055	29.2%
	$115,154	48.2%	$109,762	46.4%

The variable expenses in dollars were higher in the first quarter of 2022 compared to 2021 due to the increase in compensation costs for selling and delivery personnel and rising fuel costs.

Fixed and discretionary expenses were impacted in the first quarter of 2022 primarily by increases in warehouse and other occupancy costs compared to the prior year quarter.

INDEX

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our variable type expenses within SG&A for the full year of 2022 are anticipated to be 18.0% to 18.2%, an increase from our previous estimate based on increases in selling and delivery costs. Fixed and discretionary expenses are expected to be approximately $295.0 to $298.0 million for the full year of 2022.

Liquidity and Capital Resources

Cash and Cash Equivalents at End of Year
At March 31, 2022, we had $162.3 million in cash and cash equivalents, and $6.7 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing. We expect capital expenditures of approximately $37.0 million for the full year of 2022.

Long-Term Debt
In May 2020, we entered into the Third Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank. The Credit Agreement, which matures September 27, 2024, provides for a $60.0 million revolving credit facility. Amounts available to borrow fluctuate and availability at March 31, 2022 was $34.7 million and we had no amounts outstanding.

Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.

Share Repurchases
In November 2021, our Board of Directors authorized an additional $25.0 million for our share repurchase program. During the three months ended March 31, 2022 we purchased 438,499 shares of common stock for approximately $12.5 million. There is approximately $12.5 million at March 31, 2022 that may yet be used for purchases under the current authorization.

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

Net cash provided by operating activities was $20.6 million in the first three months of 2022 compared to $19.6 million during the same period in 2021. This difference was primarily driven by changes associated with customer deposits, accounts payable, and inventories.

Investing Activities. Cash used in investing activities increased by $2.4 million in the first three months of 2022 compared to the first three months of 2021, as the result of greater capital expenditures.

Financing Activities. Cash used in financing activities increased by $12.5 million in the first three months of 2022 compared to the first three months of 2021, primarily due to the $12.5 million of share repurchases in 2022.

INDEX

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Store Plans and Capital Expenditures

Location	Opening Quarter Actual or Planned	Category
Austin, TX	Q-2-22	Open
Indianapolis, IN	Q-3-22	Relocation
Metro DC	Q-3-22	Open
Atlanta, GA	Q-3-22	Closure
TBA	Q-4-22	Open

Net selling space in 2022 is expected to be slightly up compared to 2021. Total capital expenditures are estimated to be $37.0 million in 2022 depending on the timing of spending for new projects.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K. Our exposure to market risk has not changed materially since December 31, 2021.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, team members have shifted to a rotating work from home and office environment. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our Common Stock and Class A Common Stock. A program was initially approved by the board on November 3, 1986. On November 5, 2021, the board authorized an additional amount under such stock repurchase program. The stock repurchase program has no expiration date but may be terminated by our board at any time. The balance of the current authorization for purchases was approximately $12.5 million at March 31, 2022.

The following table presents information with respect to our repurchase of Havertys’ common stock during the first quarter of 2022:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – January 31	—	—	—	$25,006,000
February 1 – February 28	180,000	$27.47	180,000	$20,061,000
March 1 – March 31	258,499	$29.23	258,499	$12,504,000
Total	438,499		438,499

INDEX

Item 6.   Exhibits

(a)  Exhibits

The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended and restated effective May 8, 2018 (Exhibit 3.1 to our Current Report on Form 8-K dated May 10, 2018).
10.1	Form of Restricted Stock Unit Award Agreement (Exhibit 10.1 to our Current Report on Form 8-K dated February 1, 2022).
10.2	Form of Performance Contingent Restricted Stock Unit (EBITDA) Agreement (Exhibit 10.2 to our Current Report on Form 8-K dated February 1, 2022.
10.3	Form of Performance Contingent Restricted Stock Unit (Sales) Agreement (Exhibit 10.2 to our Current Report on Form 8-K dated February 1, 2022).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: May 6, 2022	By:	/s/ Clarence H. Smith
Clarence H. Smith
Chairman of the Board and Chief Executive Officer
(principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)