Form 10-Q
period 2022-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2022-08-05
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of August 1, 2022, were: Common Stock – 15,051,761; Class A Common Stock – 1,283,260.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$143,454	$166,146
Restricted cash and cash equivalents	6,722	6,716
Inventories	134,053	112,031
Prepaid expenses	10,523	12,418
Other current assets	14,653	11,746
Total current assets	309,405	309,057
Property and equipment, net	131,230	126,099
Right-of-use lease assets	222,702	222,356
Deferred income taxes	18,769	16,375
Other assets	12,190	12,403
Total assets	$694,296	$686,290
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,093	$31,235
Customer deposits	90,762	98,897
Accrued liabilities	48,122	46,664
Current lease liabilities	34,539	33,581
Total current liabilities	208,516	210,377
Noncurrent lease liabilities	198,338	196,771
Other liabilities	20,716	23,172
Total liabilities	427,570	430,320

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2022 – 30,006; 2021 – 29,907	30,006	29,907
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2022 – 1,806; 2021 – 1,809	1,806	1,809
Additional paid-in capital	105,674	102,572
Retained earnings	375,234	342,983
Accumulated other comprehensive loss	(2,212)	(2,293)
Less treasury stock at cost – Common Stock (2022 – 14,954 and 2021 – 14,069 shares) and Convertible Class A Common Stock (2022 and 2021 – 522 shares)	(243,782)	(219,008)
Total stockholders’ equity	266,726	255,970
Total liabilities and stockholders’ equity	$694,296	$686,290
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data - unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$253,216	$249,989	$492,162	$486,480
Cost of goods sold	106,608	108,488	204,593	209,945
Gross profit	146,608	141,501	287,569	276,535

Expenses:
Selling, general and administrative	118,129	112,397	233,283	222,159
Other expense (income), net	(45)	(6)	115	(43)
Total expenses	118,084	112,391	233,398	222,116

Income before interest and income taxes	28,524	29,110	54,171	54,419
Interest income, net	144	59	218	114

Income before income taxes	28,668	29,169	54,389	54,533
Income tax expense	6,960	6,311	13,319	12,269
Net income	$21,708	$22,858	$41,070	$42,264

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $13 and $27 in 2022 and $16 and $32 in 2021	$41	$49	$81	$98

Comprehensive income	$21,749	$22,907	$41,151	$42,362

Basic earnings per share:
Common Stock	$1.31	$1.25	$2.45	$2.32
Class A Common Stock	$1.25	$1.18	$2.33	$2.18

Diluted earnings per share:
Common Stock	$1.27	$1.21	$2.37	$2.25
Class A Common Stock	$1.22	$1.16	$2.27	$2.13

Cash dividends per share:
Common Stock	$0.28	$0.25	$0.53	$0.47
Class A Common Stock	$0.26	$0.23	$0.49	$0.43
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$41,070	$42,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,664	7,932
Share-based compensation expense	4,196	4,656
Other	(1,444)	157
Changes in operating assets and liabilities:
Inventories	(22,022)	(25,148)
Customer deposits	(8,135)	29,896
Other assets and liabilities	(966)	(1,841)
Accounts payable and accrued liabilities	4,942	(277)
Net cash provided by operating activities	26,305	57,639

Cash Flows from Investing Activities:
Capital expenditures	(13,548)	(10,939)
Proceeds from sale of land, property and equipment	52	33
Net cash used in investing activities	(13,496)	(10,906)

Cash Flows from Financing Activities:
Dividends paid	(8,819)	(8,550)
Common stock repurchased	(25,001)	—
Other	(1,675)	(2,894)
Net cash used in financing activities	(35,495)	(11,444)

(Decrease) increase in cash, cash equivalents and restricted cash equivalents during the period	(22,686)	35,289
Cash, cash equivalents and restricted cash equivalents at beginning of period	172,862	206,771
Cash, cash equivalents and restricted cash equivalents at end of period	$150,176	$242,060
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
Note B – COVID-19
The novel coronavirus disease (“COVID-19”) pandemic and its contributory effects on the economy continue to impact our business and results of operations. During the six months ended June 30, 2022, we experienced, among other things, rising product prices, volatile transportation costs, and supply chain disruptions. Furthermore, discretionary consumer spending has been adversely impacted by rising inflation, including fuel costs, and interest rates. Many of these factors impacted our business in the second quarter of 2022. The extent and duration of any future impact resulting from the COVID-19 pandemic is not fully known, and we may experience additional significant COVID-19 related disruptions in the future as a result.

INDEX
NOTE C – Stockholders’ Equity
The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.
For the three months ended June 30, 2022:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2022	$29,924	$1,809	$104,345	$358,084	$(2,253)	$(231,509)	$260,400
Net income				21,708			21,708
Dividends declared:
Common Stock, $0.28 per share				(4,225)			(4,225)
Class A Common Stock, $0.26 per share				(333)			(333)
Class A conversion	3	(3)					—
Acquisition of treasury stock						(12,500)	(12,500)
Restricted stock issuances	79		(1,244)				(1,165)
Amortization of restricted stock			1,889				1,889
Directors' Compensation Plan			684			227	911
Other comprehensive income					41		41
Balances at June 30, 2022	$30,006	$1,806	$105,674	$375,234	$(2,212)	$(243,782)	$266,726
For the six months ended June 30, 2022:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2021	$29,907	$1,809	$102,572	$342,983	$(2,293)	$(219,008)	$255,970
Net income				41,070			41,070
Dividends declared:
Common Stock, $0.53 per share				(8,189)			(8,189)
Class A Common Stock, $0.49 per share				(630)			(630)
Class A conversion	3	(3)					—
Acquisition of treasury stock						(25,001)	(25,001)
Restricted stock issuances	96		(1,778)				(1,682)
Amortization of restricted stock			4,196				4,196
Directors' Compensation Plan			684			227	911
Other comprehensive income					81		81
Balances at June 30, 2022	$30,006	$1,806	$105,674	$375,234	$(2,212)	$(243,782)	$266,726

INDEX
For the three months ended June 30, 2021:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2021	$29,789	$1,842	$98,694	$320,045	$(2,511)	$(177,545)	$270,314
Net income				22,858			22,858
Dividends declared:
Common Stock, $0.25 per share				(4,261)			(4,261)
Class A Common Stock, $0.23 per share				(301)			(301)
Class A conversion	29	(29)					—
Acquisition of treasury stock							—
Restricted stock issuances	85		(2,179)				(2,094)
Amortization of restricted stock			1,977				1,977
Directors' Compensation Plan			524			346	870
Other comprehensive income					49		49
Balances at June 30, 2021	$29,903	$1,813	$99,016	$338,341	$(2,462)	$(177,199)	$289,412

For the six months ended June 30, 2021:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2020	$29,600	$1,996	$96,850	$304,626	$(2,560)	$(177,545)	$252,967
Net income				42,264			42,264
Dividends declared:
Common Stock, $0.47 per share				(7,978)			(7,978)
Class A Common Stock, $0.43 per share				(571)			(571)
Class A conversion	183	(183)					—
Restricted stock issuances	120		(3,014)				(2,894)
Amortization of restricted stock			4,656				4,656
Directors' Compensation Plan			524			346	870
Other comprehensive income					98		98
Balances at June 30, 2021	$29,903	$1,813	$99,016	$338,341	$(2,462)	$(177,199)	$289,412

INDEX

NOTE D – Interim LIFO Calculations
Inventories are measured using the last-in, first-out (LIFO) method of valuation using an annual LIFO index. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of inventory levels and inflation rates. Since these estimates may be affected by factors beyond management’s control, interim results are subject to change based upon the final year-end LIFO inventory valuations.
NOTE E – Fair Value of Financial Instruments
The fair values of our cash and cash equivalents, restricted cash and cash equivalents, accounts payable and customer deposits approximate their carrying values due to their short-term nature. The assets related to our self-directed, non-qualified deferred compensation plans for certain executives and employees are valued using quoted market prices multiplied by the number of shares held, a Level 1 valuation technique.
NOTE F – Credit Agreement
We have a $60.0 million revolving credit facility (the “Credit Agreement”) which matures on September 27, 2024 and is secured primarily by our inventory. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit.
At June 30, 2022 and December 31, 2021, there were no outstanding borrowings under the Credit Agreement. The borrowing base and net availability was $47.1 million at June 30, 2022.
Note G – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $90.8 million and $98.9 million at June 30, 2022 and December 31, 2021, respectively. Of the customer deposit liabilities at December 31, 2021, approximately $4.0 million have not been recognized through net sales in the six months ended June 30, 2022.
The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$41,535	16.4%	$41,232	16.5%	$72,885	14.8%	$80,410	16.5%
Dining Room Furniture	25,156	9.9	28,320	11.3	51,178	10.4	55,919	11.5
Occasional	20,188	8.0	22,110	8.8	37,007	7.5	44,174	9.1
	86,879	34.3	91,662	36.7	161,070	32.7	180,503	37.1
Upholstery	109,641	43.3	100,841	40.3	220,825	44.9	196,467	40.4
Mattresses	22,010	8.7	24,159	9.7	41,743	8.5	44,640	9.2
Accessories and Other (1)	34,686	13.7	33,327	13.3	68,525	13.9	64,870	13.3
	$253,216	100.0%	$249,989	100.0%	$492,162	100.0%	$486,480	100.0%

(1)	Includes delivery charges and product protection.
NOTE H – Leases
We have operating leases for retail stores, offices, warehouses, and certain equipment. Our leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases for up to 20

INDEX
years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by lessors. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.
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
As of June 30, 2022, we had entered into one lease for an additional retail location which had not yet commenced.
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$11,973	$11,873	$23,712	$23,700
Variable lease cost	1,783	1,609	3,478	3,117
Total lease expense	$13,756	$13,482	$27,190	$26,817

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,533	$22,876
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,763	$25,063
NOTE I – Income Taxes
Our effective tax rate for the six months ended June 30, 2022 and 2021 was 24.5% and 22.5%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and the impact from vested stock awards.

INDEX
NOTE J – Stock Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2021 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the six months ended June 30, 2022:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2021	219,082	$27.10	328,267	$23.96
Granted/Issued	153,681	28.86	103,104	28.86
Awards vested or rights exercised(1)	(121,518)	27.12	(34,940)	20.28
Forfeited	(3,900)	31.86	—	—
Additional units earned due to performance	—	—	59,249	31.39
Outstanding at June 30, 2022	247,345	$28.11	455,680	$26.54
Restricted units expected to vest	247,345	$28.11	455,680	$26.54

(1)	Includes shares repurchased from employees for employee’s tax liability.
The total fair value of service-based restricted stock awards that vested during the six months ended June 30, 2022 was approximately $3.3 million. The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $5.7 million at June 30, 2022. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the six months ended June 30, 2022 was approximately $1.0 million. The aggregate intrinsic value of outstanding performance awards at June 30, 2022 expected to vest was approximately $10.6 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $4.2 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively. Forfeitures are recognized as they occur. As of June 30, 2022, the total compensation cost related to unvested equity awards was approximately $9.9 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Common:
Distributed earnings	$4,225	$4,261	$8,189	$7,978
Undistributed earnings	15,884	17,042	29,893	31,295
Basic	20,109	21,303	38,082	39,273
Class A Common earnings	1,599	1,555	2,988	2,991
Diluted	$21,708	$22,858	$41,070	$42,264

Class A Common:
Distributed earnings	$333	$301	$630	$571
Undistributed earnings	1,266	1,254	2,358	2,420
	$1,599	$1,555	$2,988	$2,991
Denominator:
Common:
Weighted average shares outstanding - basic	15,327	16,997	15,516	16,895
Assumed conversion of Class A Common Stock	1,283	1,313	1,285	1,372
Dilutive options, awards and common stock equivalents	482	532	501	520
Total weighted-average diluted Common Stock	17,092	18,842	17,302	18,787

Class A Common:
Weighted average shares outstanding	1,283	1,313	1,285	1,372

Basic earnings per share:
Common Stock	$1.31	$1.25	$2.45	$2.32
Class A Common Stock	$1.25	$1.18	$2.33	$2.18

Diluted earnings per share:
Common Stock	$1.27	$1.21	$2.37	$2.25
Class A Common Stock	$1.22	$1.16	$2.27	$2.13

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
The following table outlines our sales and comp-store sales increases and decreases for the periods indicated:

	2022					2021
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$238.9	1.0%	$2.5	0.2%	$0.4	$236.5	31.8%	$57.1	11.5%	$15.4
Q2	$253.2	1.3%	$3.2	1.1%	$2.7	$250.0	127.3%	$140.0	46.9%	$48.8
YTD Q2	$492.1	1.2%	$5.7	0.7%	$3.2	$486.5	68.1%	$197.1	27.0%	$64.2
Total sales for the second quarter of 2022 increased $3.2 million, or 1.3%, compared to 2021. Our comp-store sales increased 1.1%, or $2.7 million, in the second quarter of 2022 compared to 2021.
Our free in-home design service continues to grow as COVID-19 concerns abate, and designer sales were 24.8% of our total written business for the second quarter of 2022 compared to 24.6% for 2021. COVID-19 continues to impact our supply chain, and ongoing delays in our case goods inventory impacted our business. Sales in this category as a percent of our total sales were 34.3% in the second quarter of 2022 compared to 36.7% in 2021. We did begin to receive and restore case goods and other items to a more normal operating inventory level during the second quarter which allowed us to deliver customer orders.
The declines in in-store traffic and written business which began in March 2022 continued through June 2022. Written business for the second quarter of 2022 was down 13.3% compared to 2021. We continued to experience a return to increased consumer interest around traditional shopping events and had very strong business for the Fourth of July holiday. Our written business for the second quarter of 2022 compared to the

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
"normal" pre-pandemic second quarter of 2019 was up 23.2% as customers are still investing in their homes. In the second half of 2022, we expect that our business will continue to be affected as rising inflation, including fuel costs, stock market volatility, higher interest rates and concerns regarding a recession impact discretionary consumer spending.
Gross Profit
Gross profit for the second quarter of 2022 was 57.9%, up 130 basis points compared to the prior year period of 56.6%. The increase is primarily due to pricing discipline and merchandise pricing mix.
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
Selling, General and Administrative Expenses
Our SG&A costs as a percent of sales for the second quarter of 2022 were 46.7% versus 45.0% for 2021. SG&A dollars increased $5.7 million, or 5.1%, for the second quarter of 2022 compared to the same prior year period. The increase is driven by higher costs associated with selling expense of $2.3 million, distribution and delivery costs of $2.6 million, and occupancy expenses of $0.6 million.
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
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$45,955	18.2%	$41,958	16.8%	$90,339	18.4%	$82,665	17.0%
Fixed and discretionary	72,174	28.5%	70,439	28.2%	142,944	29.0%	139,494	28.7%
	$118,129	46.7%	$112,397	45.0%	$233,283	47.4%	$222,159	45.7%
The variable expenses in dollars were higher in the second quarter of 2022 compared to 2021 due to the increase in compensation costs for selling and delivery personnel and rising fuel costs.
Fixed and discretionary expenses were impacted in the second quarter of 2022 primarily by increases in warehouse and other occupancy costs compared to the prior year quarter.
Our variable type expenses within SG&A for the full year of 2022 are anticipated to be 18.2% to 18.4%, an increase from our previous estimate based on increases in selling and delivery costs. Fixed and discretionary expenses are expected to be approximately $293.0 to $295.0 million for the full year of 2022, a decrease from our previous guidance based on changes in our marketing spend.
Liquidity and Capital Resources
Cash and Cash Equivalents at End of Year
At June 30, 2022, we had $143.5 million in cash and cash equivalents, and $6.7 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing. We expect capital expenditures of approximately $32.0 million for the full year of 2022.
Long-Term Debt
In May 2020, we entered into the Third Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank. The Credit Agreement, which matures September 27, 2024, provides for a $60.0 million revolving credit facility. Amounts available to borrow fluctuate and availability at June 30, 2022 was $47.1 million and we had no amounts outstanding.
Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.
Share Repurchases
In November 2021, our Board of Directors authorized an additional $25.0 million for our share repurchase program. During the three months ended June 30, 2022 we purchased 461,391 shares of common stock for approximately $12.5 million. During the six months ended June 30, 2022 we purchased 899,890 shares of common stock for approximately $25.0 million. Substantially all funds under the current authorization have been used as of June 30, 2022.
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
Net cash provided by operating activities was $26.3 million in the first six months of 2022 compared to $57.6 million during the same period in 2021. This difference was primarily driven by changes associated with customer deposits, accounts payable, and inventories.
Investing Activities. Cash used in investing activities increased by $2.6 million in the first six months of 2022 compared to the first six months of 2021, as the result of greater capital expenditures.
Financing Activities. Cash used in financing activities increased by $24.1 million in the first six months of 2022 compared to the first six months of 2021, primarily due to the $25.0 million of share repurchases in 2022.
Store Plans and Capital Expenditures

Location	Opening Quarter Actual or Planned	Category
Austin, TX	Q-1-22	Open
Atlanta, GA	Q-2-22	Closure
Metro DC	Q-3-22	Open
Indianapoli, IN	Q-4-22	Relocation
Allen, TX	Q-4-22	Closure
Durham, NC	Q-1-23	Open
Net selling space in 2022 is expected to be flat compared to 2021. Total capital expenditures are estimated to be $32.0 million in 2022 depending on the timing of spending for new projects.

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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, team members have shifted to a rotating work from home and office environment. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
The following table presents information with respect to our repurchase of Havertys’ common stock during the second quarter of 2022:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30	—	—	—	$12,504,000
May 1 - May 31	159,700	$27.47	159,700	$8,482,700
June 1 - June 30	301,691	$26.89	301,691	$4,700
Total	461,391		461,391

INDEX
Item 6.    Exhibits
(a)Exhibits
The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended and restated effective May 8, 2018 (Exhibit 3.1 to our Current Report on Form 8-K dated May 10, 2018).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: August 5, 2022	By:	/s/ Clarence H. Smith
Clarence H. Smith Chairman of the Board and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)