Form 10-Q
period 2022-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2022-11-04
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of November 1, 2022, were: Common Stock – 14,864,273; Class A Common Stock – 1,283,260.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$137,226	$166,146
Restricted cash and cash equivalents	6,753	6,716
Inventories	137,315	112,031
Prepaid expenses	11,992	12,418
Other current assets	16,801	11,746
Total current assets	310,087	309,057
Property and equipment, net	135,300	126,099
Right-of-use lease assets	217,848	222,356
Deferred income taxes	17,834	16,375
Other assets	11,877	12,403
Total assets	$692,946	$686,290
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,932	$31,235
Customer deposits	79,746	98,897
Accrued liabilities	53,366	46,664
Current lease liabilities	34,702	33,581
Total current liabilities	192,746	210,377
Noncurrent lease liabilities	196,799	196,771
Other liabilities	19,792	23,172
Total liabilities	409,337	430,320

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2022 – 30,006; 2021 – 29,907	30,006	29,907
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2022 – 1,806; 2021 – 1,809	1,806	1,809
Additional paid-in capital	107,510	102,572
Retained earnings	395,237	342,983
Accumulated other comprehensive loss	(2,171)	(2,293)
Less treasury stock at cost – Common Stock (2022 – 15,142 and 2021 – 14,069 shares) and Convertible Class A Common Stock (2022 and 2021 – 522 shares)	(248,779)	(219,008)
Total stockholders’ equity	283,609	255,970
Total liabilities and stockholders’ equity	$692,946	$686,290
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data - unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$274,495	$260,378	$766,658	$746,858
Cost of goods sold	117,775	112,375	322,368	322,320
Gross profit	156,720	148,003	444,290	424,538

Expenses:
Selling, general and administrative	124,534	116,156	357,816	338,315
Other expense (income), net	58	2	176	(40)
Total expenses	124,592	116,158	357,992	338,275

Income before interest and income taxes	32,128	31,845	86,298	86,263
Interest income, net	481	58	699	173

Income before income taxes	32,609	31,903	86,997	86,436
Income tax expense	8,058	7,670	21,377	19,939
Net income	$24,551	$24,233	$65,620	$66,497

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $14 and $41 in 2022 and $16 and $48 in 2021	$41	$50	$122	$148

Comprehensive income	$24,592	$24,283	$65,742	$66,645

Basic earnings per share:
Common Stock	$1.51	$1.35	$3.96	$3.67
Class A Common Stock	$1.43	$1.28	$3.75	$3.45

Diluted earnings per share:
Common Stock	$1.46	$1.31	$3.83	$3.55
Class A Common Stock	$1.40	$1.25	$3.66	$3.38

Cash dividends per share:
Common Stock	$0.28	$0.25	$0.81	$0.72
Class A Common Stock	$0.26	$0.23	$0.75	$0.65
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - unaudited)	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$65,620	$66,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,744	12,099
Share-based compensation expense	6,032	6,456
Other	(450)	(1,558)
Changes in operating assets and liabilities:
Inventories	(25,284)	(29,053)
Customer deposits	(19,151)	33,966
Other assets and liabilities	(7,318)	(6,088)
Accounts payable and accrued liabilities	6,007	6,679
Net cash provided by operating activities	38,200	88,998

Cash Flows from Investing Activities:
Capital expenditures	(22,109)	(28,060)
Proceeds from sale of land, property and equipment	66	78
Net cash used in investing activities	(22,043)	(27,982)

Cash Flows from Financing Activities:
Dividends paid	(13,366)	(13,010)
Common stock repurchased	(29,998)	(19,493)
Other	(1,676)	(2,894)
Net cash used in financing activities	(45,040)	(35,397)

(Decrease) increase in cash, cash equivalents and restricted cash equivalents during the period	(28,883)	25,619
Cash, cash equivalents and restricted cash equivalents at beginning of period	172,862	206,771
Cash, cash equivalents and restricted cash equivalents at end of period	$143,979	$232,390
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
Note B – COVID-19 and Economic Conditions
The novel coronavirus disease (“COVID-19”) pandemic, its contributory effects on the economy and general economic conditions continue to impact our business and results of operations. During the nine months ended September 30, 2022, we experienced, among other things, rising product prices, volatile transportation costs, rising labor costs and labor shortages, and supply chain disruptions. Furthermore, discretionary consumer spending has been adversely impacted by rising inflation, including fuel costs, and interest rates. Many of these factors impacted our business in the third quarter of 2022. The extent and duration of any future impact resulting from the COVID-19 pandemic or general economic conditions is not fully known, and we may experience additional significant economic and COVID-19 related disruptions in the future as a result.

INDEX
NOTE C – Stockholders’ Equity
The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.
For the three months ended September 30, 2022:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2022	$30,006	$1,806	$105,674	$375,234	$(2,212)	$(243,782)	$266,726
Net income				24,551			24,551
Dividends declared:
Common Stock, $0.28 per share				(4,214)			(4,214)
Class A Common Stock, $0.26 per share				(334)			(334)
Acquisition of treasury stock						(4,997)	(4,997)
Amortization of restricted stock			1,836				1,836
Other comprehensive income					41		41
Balances at September 30, 2022	$30,006	$1,806	$107,510	$395,237	$(2,171)	$(248,779)	$283,609
For the nine months ended September 30, 2022:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2021	$29,907	$1,809	$102,572	$342,983	$(2,293)	$(219,008)	$255,970
Net income				65,620			65,620
Dividends declared:
Common Stock, $0.81 per share				(12,403)			(12,403)
Class A Common Stock, $0.75 per share				(963)			(963)
Class A conversion	3	(3)					—
Acquisition of treasury stock						(29,998)	(29,998)
Restricted stock issuances	96		(1,778)				(1,682)
Amortization of restricted stock			6,032				6,032
Directors' Compensation Plan			684			227	911
Other comprehensive income					122		122
Balances at September 30, 2022	$30,006	$1,806	$107,510	$395,237	$(2,171)	$(248,779)	$283,609

INDEX
For the three months ended September 30, 2021:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2021	$29,903	$1,813	$99,016	$338,341	$(2,462)	$(177,199)	$289,412
Net income				24,233			24,233
Dividends declared:
Common Stock, $0.25 per share				(4,164)			(4,164)
Class A Common Stock, $0.23 per share				(297)			(297)
Class A conversion	3	(3)					—
Acquisition of treasury stock						(19,493)	(19,493)
Amortization of restricted stock			1,800				1,800
Other comprehensive income					50		50
Balances at September 30, 2021	$29,906	$1,810	$100,816	$358,113	$(2,412)	$(196,692)	$291,541

For the nine months ended September 30, 2021:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2020	$29,600	$1,996	$96,850	$304,626	$(2,560)	$(177,545)	$252,967
Net income				66,497			66,497
Dividends declared:
Common Stock, $0.72 per share				(12,142)			(12,142)
Class A Common Stock, $0.65 per share				(868)			(868)
Class A conversion	186	(186)					—
Acquisition of treasury stock						(19,493)	(19,493)
Restricted stock issuances	120		(3,014)				(2,894)
Amortization of restricted stock			6,456				6,456
Directors' Compensation Plan			524			346	870
Other comprehensive income					148		148
Balances at September 30, 2021	$29,906	$1,810	$100,816	$358,113	$(2,412)	$(196,692)	$291,541

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
NOTE F – Credit Agreement
At September 30, 2022, we had a $60.0 million revolving credit facility (the “Credit Agreement”) secured primarily by our inventory and maturing on September 27, 2024. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit.
At September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the Credit Agreement. The borrowing base and net availability was $55.7 million at September 30, 2022.
In October 2022 we amended the Credit Agreement to, among other things, increase the revolving credit facility to $80.0 million, extend the maturity date to October 24, 2027, and replace the LIBOR Rate with the SOFR Rate as the interest rate benchmark.
Note G – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $79.7 million and $98.9 million at September 30, 2022 and December 31, 2021, respectively. Of the customer deposit liabilities at December 31, 2021, approximately $1.2 million have not been recognized through net sales in the nine months ended September 30, 2022.
The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$46,068	16.8%	$41,438	15.9%	$118,953	15.5%	$121,848	16.3%
Dining Room Furniture	31,793	11.6	29,047	11.2	82,971	10.8	84,965	11.4
Occasional	23,874	8.7	21,955	8.4	60,881	7.9	66,128	8.9
	101,735	37.1	92,440	35.5	262,805	34.3	272,941	36.5
Upholstery	112,682	41.1	109,375	42.0	333,507	43.5	305,842	41.0
Mattresses	22,646	8.3	23,616	9.1	64,389	8.4	68,257	9.1
Accessories and Other (1)	37,432	13.6	34,947	13.4	105,957	13.8	99,818	13.4
	$274,495	100.0%	$260,378	100.0%	$766,658	100.0%	$746,858	100.0%

(1)	Includes delivery charges and product protection.

INDEX

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
Certain of our lease agreements for retail stores include variable lease payments, generally based on sales volume. The variable portion of payments are not included in the initial measurement of the right-of-use asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. Certain of our equipment lease agreements include variable lease costs, generally based on usage of the underlying asset (mileage, fuel, etc.). The variable portions of payments are not included in the initial measurement of the right-of-use asset or lease liability due to uncertainty of the payment amount and are recorded in the period incurred.
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$11,517	$11,440	$35,230	$35,140
Variable lease cost	1,706	1,739	5,183	4,856
Total lease expense	$13,223	$13,179	$40,413	$39,996

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,601	$35,428
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,231	$24,213
NOTE I – Income Taxes
Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 24.6% and 23.1%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and the impact from vested stock awards.

INDEX
NOTE J – Stock Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2021 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the nine months ended September 30, 2022:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2021	219,082	$27.10	328,267	$23.96
Granted/Issued	153,681	28.86	103,104	28.86
Awards vested or rights exercised(1)	(122,080)	27.12	(34,940)	20.28
Forfeited	(3,900)	31.86	—	—
Additional units earned due to performance	—	—	59,249	31.39
Outstanding at September 30, 2022	246,783	$28.10	455,680	$26.54
Restricted units expected to vest	246,783	$28.10	455,680	$26.54

(1)	Includes shares repurchased from employees for employee’s tax liability.
The total fair value of service-based restricted stock awards that vested during the nine months ended September 30, 2022 was approximately $3.3 million. The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $6.1 million at September 30, 2022. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the nine months ended September 30, 2022 was approximately $1.0 million. The aggregate intrinsic value of outstanding performance awards at September 30, 2022 expected to vest was approximately $11.3 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $6.0 million and $6.5 million for the nine months ended September 30, 2022 and 2021, respectively. Forfeitures are recognized as they occur. As of September 30, 2022, the total compensation cost related to unvested equity awards was approximately $8.0 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Common:
Distributed earnings	$4,214	$4,164	$12,403	$12,142
Undistributed earnings	18,498	18,424	48,398	49,713
Basic	22,712	22,588	60,801	61,855
Class A Common earnings	1,839	1,645	4,819	4,642
Diluted	$24,551	$24,233	$65,620	$66,497

Class A Common:
Distributed earnings	$334	$297	$963	$868
Undistributed earnings	1,505	1,348	3,856	3,774
	$1,839	$1,645	$4,819	$4,642
Denominator:
Common:
Weighted average shares outstanding - basic	15,015	16,794	15,347	16,862
Assumed conversion of Class A Common Stock	1,283	1,290	1,284	1,344
Dilutive options, awards and common stock equivalents	518	478	507	506
Total weighted-average diluted Common Stock	16,816	18,562	17,138	18,712

Class A Common:
Weighted average shares outstanding	1,283	1,290	1,284	1,344

Basic earnings per share:
Common Stock	$1.51	$1.35	$3.96	$3.67
Class A Common Stock	$1.43	$1.28	$3.75	$3.45

Diluted earnings per share:
Common Stock	$1.46	$1.31	$3.83	$3.55
Class A Common Stock	$1.40	$1.25	$3.66	$3.38

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
Net Sales
Our sales are generated by customer purchases of home furnishings. Revenue is recognized upon delivery to the customer. Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores and website by comparing the growth in sales in store and online for a particular month over the corresponding month in the prior year. Stores are considered non-comparable if they were not open during the corresponding month in the prior year or if the selling square footage has been changed significantly. Stores closed due to COVID-19 were excluded from comp-store sales. The method we use to compute comp-store sales may not be the same method used by other retailers. We record our sales when the merchandise is delivered to the customer. We also track “written sales” and “written comp-store sales,” which represent customer orders prior to delivery. The disruptions to our supply chain have resulted in lower inventory in certain categories, and out-of-stock merchandise delivery times can be 8 to 12 weeks. As a retailer, comp-store sales and written comp-store sales are an indicator of relative customer spending and store performance. Comp-store sales, total written sales and written comp-store sales are intended only as supplemental information and none are substitutes for net sales presented in accordance with US GAAP.
The following table outlines our sales and comp-store sales increases and decreases for the periods indicated:

	2022					2021
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$238.9	1.0%	$2.5	0.2%	$0.4	$236.5	31.8%	$57.1	11.5%	$15.4
Q2	$253.2	1.3%	$3.2	1.1%	$2.7	$250.0	127.3%	$140.0	46.9%	$48.8
Q3	$274.5	5.4%	$14.1	6.3%	$16.2	$260.4	19.7%	$42.9	17.7%	$38.4
YTD Q3	$766.7	2.7%	$19.8	2.6%	$19.3	$746.9	47.3%	$240.0	22.5%	$102.6
Total sales for the third quarter of 2022 increased $14.1 million, or 5.4%, compared to 2021. Our comp-store sales increased 6.3%, or $16.2 million, in the third quarter of 2022 compared to 2021.
Our free in-home design service continues to grow, and designer sales were 25.2% of our total written business for the third quarter of 2022 compared to 24.7% for 2021. COVID-19 disruptions to our supply chain are beginning to abate, and case goods inventory received is helping to reduce our customer back orders. Sales in this category as a percent of our total sales were 37.1% in the third quarter of 2022 compared to 35.5% in 2021.
The declines in in-store traffic and written business, which began in March 2022, continued through September 2022. Written business for the third quarter of 2022 was down 7.2% compared to 2021. We continued to experience a return to increased consumer interest around traditional shopping events and had very strong business for the Labor Day holiday. Our written business for the third quarter of 2022 compared

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
to the "normal" pre-pandemic second quarter of 2019 was up 15.8%, as customers are still investing in their homes. In the fourth quarter of 2022, we expect that our business will continue to be affected as rising inflation, including fuel costs, stock market volatility, higher interest rates, and recessionary concerns, impacts discretionary consumer spending.
Gross Profit
Gross profit for the third quarter of 2022 was 57.1%, up 30 basis points compared to the prior year period of 56.8%. The increase is primarily due to pricing discipline and merchandise mix.
We expect annual gross profit margins for 2022 will be 57.7% to 58.0%. Gross profit margins fluctuate quarter to quarter in relation to our promotional cadence. Our estimated gross profit margins are based on anticipated changes in product and freight costs and their impact on our LIFO reserve.
Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
Our SG&A costs as a percent of sales for the third quarter of 2022 were 45.4% versus 44.6% for 2021. SG&A dollars increased $8.4 million, or 7.2%, for the third quarter of 2022 compared to the same prior year period. The increase is driven by higher costs associated with selling expense of $4.9 million, advertising and marketing expenses of $1.1 million, administrative costs of $1.5 million, and occupancy expenses of $0.5 million.
We classify our SG&A expenses as either variable or fixed and discretionary. Our variable expenses include the costs in the selling and delivery categories and certain warehouse and distribution expenses, as these amounts will generally move in tandem with our level of sales. The remaining categories and expenses for occupancy, advertising, and administrative costs are classified as fixed and discretionary because these costs do not fluctuate with sales.
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$50,228	18.3%	$43,708	16.8%	$140,566	18.3%	$126,374	16.9%
Fixed and discretionary	74,306	27.1%	72,448	27.8%	217,250	28.3%	211,941	28.4%
	$124,534	45.4%	$116,156	44.6%	$357,816	46.6%	$338,315	45.3%
The variable expenses in dollars were higher in the third quarter of 2022 compared to 2021 due to the increase in compensation costs for selling and delivery personnel and rising fuel costs.
Fixed and discretionary expenses were impacted in the third quarter of 2022 primarily by increases in warehouse and other occupancy costs compared to the prior year quarter.
Our variable expenses within SG&A for the full year of 2022 are anticipated to be 18.2% to 18.4%, an increase from our previous estimate based on increases in selling and delivery costs. Fixed and discretionary expenses are expected to be approximately $293.0 to $295.0 million for the full year of 2022, a decrease from our previous guidance based on changes in our marketing spend.
Liquidity and Capital Resources
Cash and Cash Equivalents at End of Year
At September 30, 2022, we had $137.2 million in cash and cash equivalents, and $6.8 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing. We expect capital expenditures of approximately $30.0 million for the full year of 2022.
Long-Term Debt
In May 2020, we entered into the Third Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank. The Credit Agreement, which matures September 27, 2024, provides for a $60.0 million revolving credit facility. Amounts available to borrow fluctuate and availability at September 30, 2022 was $55.7 million, and we had no amounts outstanding. In October 2022, we amended the Credit Agreement to increase the revolving credit facility to $80.0 million and extend the maturity date to October 24, 2027.
Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.
Share Repurchases
In November 2021, our Board of Directors authorized $25.0 million for our share repurchase program. During the six months ended June 30, 2022, we purchased 899,890 shares of common stock for approximately $25.0 million. All funds were used under this authorization.

In August 2022, our Board of Directors authorized an additional $25.0 million for our share repurchase program. During the three months ended September 30, 2022, we purchased 187,488 shares of common stock for approximately $5.0 million. The balance on the current authorization for purchases was approximately $20.0 million at September 30, 2022.

The timing, manner and number of shares repurchased in future periods will depend on a variety of factors, including, but not limited to, the level of cash balances, credit availability, financial performance, general business conditions, the market price of the Company’s stock and the availability of alternative investment opportunities.
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
Net cash provided by operating activities was $38.2 million in the first nine months of 2022 compared to $89.0 million during the same period in 2021. This difference was primarily driven by changes associated with customer deposits.
Investing Activities. Cash used in investing activities decreased by $5.9 million in the first nine months of 2022 compared to the first nine months of 2021, as the result of less capital expenditures.
Financing Activities. Cash used in financing activities increased by $9.6 million in the first nine months of 2022 compared to the first nine months of 2021, primarily due to increased share repurchases in 2022.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Store Plans and Capital Expenditures

Location	Opening Quarter Actual or Planned	Category
Austin, TX	Q-1-22	Open
Atlanta, GA	Q-2-22	Closure
Metro DC	Q-4-22	Open
Indianapolis, IN	Q-4-22	Relocation
Durham, NC	Q-1-23	Open
Net selling space at the end of 2022 is expected to be relatively flat compared to 2021. Total capital expenditures are estimated to be $30.0 million in 2022 depending on the timing of spending for new projects.
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, team members have shifted to a rotating work from home and office environment. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our Common Stock and Class A Common Stock. A program was initially approved by the board on November 3, 1986. On November 5, 2021 and August 5, 2022, the board authorized additional amounts under such stock repurchase program. The stock repurchase program has no expiration date but may be terminated by our board at any time.
The following table presents information with respect to our repurchase of Havertys’ common stock during the third quarter of 2022:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	$4,700
August 1 - August 31	—	$—	—	$25,004,700
September 1 - September 30	187,488	$26.65	187,488	$20,007,700
Total	187,488		187,488

INDEX
Item 6.    Exhibits
(a)Exhibits
The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended and restated effective May 8, 2018 (Exhibit 3.1 to our Current Report on Form 8-K dated May 10, 2018).
10.1	Fourth Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, Truist Bank (as successor to SunTrust Bank), as the Administrative Agent and Issuing Bank and Administrative Agent and Lead Arranger (as successor to SunTrust Robinson Humphrey, Inc,), dated September 1, 2011.
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: November 4, 2022	By:	/s/ Clarence H. Smith
Clarence H. Smith Chairman of the Board and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)