Form 10-K
period 2022-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2023-03-08
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $357,073,227 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).
There were 14,866,261, shares of common stock and 1,283,260 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAVERTY FURNITURE COMPANIES, INC.
Annual Report on Form 10-K for the year ended December 31, 2022

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
Forward-looking statements include, but are not limited to:
•projections of sales or comparable store sales, gross profit, SG&A expenses, capital expenditures or other financial measures;
•descriptions of anticipated plans or objectives of our management for operations or products;
•forecasts of performance;
•anticipated impact on our business of macro-economic conditions; and
•assumptions regarding any of the foregoing.
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
Although we believe that our plans, intentions and expectations as reflected in or suggested by any forward-looking statements are reasonable, they are not guarantees. Actual results may differ materially from our anticipated results described or implied in our forward-looking statements, and such differences may be due to a variety of factors. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include, but are not limited to, the following items, in addition to those matters described in Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations:
•Competition from national, regional and local retailers of home furnishings;
•Our failure to anticipate changes in consumer preferences;
•Importing a substantial portion of our merchandise from foreign sources;
•Significant fluctuations and volatility in the cost of raw materials and components;
•Our dependence on third-party producers to meet our requirements;
•A failure by our vendors to meet our quality control standards or comply with changes to the legislative or regulatory framework regarding product safety;
•Risks in our supply chain;
•The effects of labor disruptions or labor shortages;
•The rise of oil and gasoline prices;
•Increased transportation costs;
•Damage to one of our distribution centers;
•The vulnerability of our information technology infrastructure;
•Changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations; and
•Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings.

Discussed elsewhere in further detail in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report.
i

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

PART I
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
Havertys has grown to over 120 stores in 16 states in the Southern and Midwest regions. All of our retail locations are operated using the Havertys name, and we do not franchise our stores. Our brand recognition is very high in the markets we serve, and consumer surveys indicate Havertys is associated with a high level of quality, fashion, value, and service.
Customers
Havertys customers are typically well-educated women in middle to upper-to-middle income households. They generally own homes in the suburbs, and their diverse personalities are reflected in their unique sense of style. These consumers research and shop online and in-store, often engaging friends or family members in the purchasing process. They are discerning buyers, desiring furnishings that fit their style, but never sacrificing quality. Our marketing, merchandising, stores, online presence, and customer service are targeted to attract and meet the needs of our distinctive customers.
Merchandise and Revenues
We develop our merchandise selection with the diverse taste of our typical “on trend” customer in mind. A wide range of styles from traditional to contemporary are in our core assortment, and virtually all of the furniture merchandise we carry bears the Havertys brand. We also tailor our product offerings to the needs and tastes of the local markets we serve, emphasizing more “coastal,” “western” or “urban” looks as appropriate. Our custom upholstery programs and eclectic looks are an important part of our product mix and allow the on-trend consumer more self-expression.
We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer. We carry nationally well-known mattress product lines such as Tempur-Pedic®, Serta®, Sealy® and Stearns and Foster®.
Our customers use varying methods to purchase or finance their sales. As an added convenience to our customers, we offer financing by third-party finance companies. Sales financed by the third-party providers are not Havertys’ receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. Slightly less than one-third of our sales are third-party-financed. The fees we pay to the third parties are included in our selling, general, and expenses (“SG&A”) as a selling expense.
We have a seasoned, commissioned-based sales team serving our customers. Their product knowledge is important in assisting customers in evaluating Havertys' merchandise as compared to our competitors. We also offer a free in-home design service to those customers seeking a more in-depth personalized shopping experience. The average sales ticket for a customer that has a designer visit their home is generally twice that of our average in-store sales ticket. Approximately 24.7% of our business in 2022 resulted from consultations with our in-home designers.

Stores
As of December 31, 2022, we operated 122 stores serving 85 cities in 16 states with approximately 4.4 million retail square feet. Our stores range in size from 15,000 to 60,000 selling square feet, with the average being approximately 35,000 square feet. We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings. The store’s location and curb appeal are important to the middle to upper-middle income consumer that we target, and attractive facades complement the quality and style of our merchandise. Interior details are also important for a pleasant and inviting shopping experience. We are very intentional in having open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.
Our goal, subject to market conditions and identifying suitable sites, is to open five new stores per year and expect an approximate 2.2% increase in our retail square footage in 2023. We are evaluating various "big box" former retail sites in the 30,000 to 32,000 square feet size range and other new locations for expansion. We currently have no plans to add stores outside our distribution footprint.
Online Presence
We consider our website an extension of our brick-and-mortar locations and not a separate segment of our business. Most customers will use the internet for inspiration and as a start to their shopping process to view products and prices. Our website features a variety of helpful tools including a design center with a 3-D room planner, upholstery customization, and inspired accessories.A large number of product reviews written by our customers are also provided, which some consumers find important in the decision-making process.
The next stop in the purchase journey for most consumers is a visit to a store to touch, sit, and see merchandise in person. Our sales consultants also use online tools to further engage our customers while they are in the store. Customers may make their purchase in the store or opt to return home and finalize their decisions, place their orders online and set delivery. We limit internet sales of our furniture to within our delivery network, and internet sales of our accessories to within the continental United States. Our total sales completed online for 2022 were approximately 3.8% of our total 2022 sales. This level of sales makes our website our highest performing "store."
We made significant investments in our website during 2022. The new design and enhancements were launched in the fourth quarter and include better search functionality, improved navigation, enriched product pages, and faster site speed. We also implemented a new content management system, AI driven automation, and improved site reporting to gain insight around customer pathing and content effectiveness.
We believe offering a direct-to-customer business complements our retail store operations as we serve the customer in the method of their choosing and leverage the power of high-touch service and online capabilities.
Suppliers and Supply Chain
We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 41.3% of our product purchases during 2022. Most of our wood products, or “case goods,” are imported from Asia. Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.
We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers. We have dedicated quality control specialists on-site during production to ensure the items meet our specifications. Our direct import team works with industry designers and manufacturers in some of the best factories throughout Asia. Approximately 20.2% of our case goods sales and 9.2% of our upholstery sales in 2022 were generated by our direct imports.
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
Manufacturers were challenged by raw material and labor shortages as a result of the COVID-19 pandemic. Product manufactured in Asia was also impacted by shipping capacity challenges. Each of these factors, in addition to others, led to significantly constrained and delayed supply chains in the home furnishings industry which began to abate during 2022. In the second half of 2022, we experienced a return to more predictable lead times from most of our suppliers.
Distribution
We believe that our distribution and delivery system is one of the best in the retail furniture industry and provides us with a significant competitive advantage. Our distribution system uses a combination of three distribution centers (“DCs”) and four home delivery centers (“HDCs”). The DCs receive both domestic product and containers of imported merchandise. A warehousing management system, using radio frequency scanners, tracks each piece of inventory in real time and allows for random storage in the warehouse and efficient scheduling and changing of the workflow. The DCs are also designed to shuttle prepped merchandise up to 250 miles for next-day home deliveries and serve HDCs within a 500-mile radius. The HDCs provide service to markets within an additional 250 miles. We had announced the conversion of our Virginia HDC to a DC during 2022 but given the dramatic construction cost increases e have deferred that project. We use third parties to handle over-the-road delivery of product from the DCs to the HDCs and market areas. We use Havertys team members for executing home delivery, and have branded this service “Top Drawer Delivery,” an important function serving as the last contact with our customers in the purchase process. Operating standards in our warehouse and delivery functions provide measurements for determining staffing needs and increasing productivity.

On the whole, our staffing, delivery capacity, and vendor response times returned to their pre-pandemic levels during 2022. Time between purchase and delivery averages 3 to 5 days for in-stock items and 5 to 7 weeks for special order items.

Human Capital Resources
As of December 31, 2022, Havertys’ total workforce was 2,831: 1,599 in our retail store operations, 990 in our warehouse and delivery points, 179 in our corporate operations, and 63 in our customer-service call centers. None of our team members is a party to a union contract.
Health and Safety
We care about our teammates, customers, and the communities we serve. We believe a hazard-free environment is a critical enabler for the success of our business. We have a strong safety program that focuses on implementing policies and training programs to ensure our team members can leave their job and return home safely every day.
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
Retention and Development
Our compensation programs are designed to attract, retain, and motivate team members to achieve superior results. Havertys’ total compensation for teammates comprises a variety of components, including competitive pay consistent with positions, skill levels, experience, and knowledge. We also offer competitive benefits, including access to healthcare plans, financial and physical wellness programs, paid time off, parental leave and retirement benefits.
We periodically conduct an Employee Engagement Survey (the “Survey”) as a means of measuring employee engagement and satisfaction, and offering employees the chance to feel heard.
We are committed to supporting our teammates’ continuous development of professional, technical and leadership skills through corporate training programs, access to digital learning resources and through partnerships with local technical learning institutions. In 2022, Havertys team members consumed approximately 123,000 hours of learning. We also offer the opportunity for team members to pursue degree programs, professional certificates, and individual courses in strategic fields of study through our tuition reimbursement program.
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
We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of promotional price-oriented furniture stores. Our online presence provides most elements of a seamless, omni-channel approach that many of our competitors do not have or cannot replicate. We consider the expansion of our custom order capabilities, free in-home design service, the tailoring of merchandise on a local market basis, and the ability to make prompt delivery of orders through maintenance of inventory to be significant competitive advantages.

Seasonality
Our business is affected by traditional retail seasonality, advertising and promotion programs, and general economic trends. We historically achieve our smallest quarter by revenues in the second quarter and the largest in the fourth quarter. The “nesting” response generated by COVID-19 created outsized demand beginning in the second quarter of 2020 and, when combined with the strong housing market contributed to the strong sales levels we experienced through 2021. During 2022, our business began reverting to its more historical patterns, with a return to increased shopping on weekends and during traditional extended holiday periods.
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
Available Information
Our internet website address is www.havertys.com. In addition to the information about us contained in this 2022 Form 10-K, information about us can be found on our Investor Relations website at www.ir.havertys.com. This website contains a significant amount of information about us, including our corporate governance principles and practices and financial and other information. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this 2022 Form 10-K or any of our other filings with the Securities and Exchange Commission ("SEC").
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.ir.havertys.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov.
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
The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including internet-only retailers, regional or independent specialty stores, dedicated franchises of furniture manufacturers and national department stores. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, social media campaigns and extension of credit to customers on terms more favorable than we offer. Furthermore, some of our competitors have greater financial resources and larger customer bases than we have, and as a result may have a more advanced multichannel platform, be able to adapt quicker to changes in consumer behavior, have attractive customer loyalty programs, and maintain higher profitability in an aggressive low-pricing environment. Rapidly evolving technologies are altering the manner in which retailers communicate and transact with customers, led by internet-based and multichannel retailers that have made significant investments in recent years, including with pricing technology and shipping capabilities.
Competition from any of these sources could cause us to lose market share, revenues and customers; increase expenditures; or reduce prices, any of which could have a material adverse effect on our results of operations.
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

Our future success is largely dependent on our ability to successfully implement our growth and other strategies.

Our future success, including our ability to achieve growth and increased profitability, is dependent on the ability of our management team to execute on our long-term business strategy, which includes increasing our retail footprint, expanding our online presence, increasing the efficiency and profitability of our operations, introducing new products in the marketplace and driving increased traffic to our retail stores and e-commerce site through updated marketing efforts. If any of these initiatives are not successful, or require extensive investment, our growth may be limited, and we may be unable to achieve or maintain expected levels of growth and profitability. Furthermore, our ability to expand our retail footprint is dependent on our ability to identify, secure and develop new retail locations, which involves factors outside of our control.

We import a substantial portion of our merchandise from foreign sources. This exposes us to certain risks that include political and economic conditions. Changes in exchange rates or tariffs could impact the price we pay for these goods, resulting in potentially higher retail prices and/or lower gross profit on these goods.
Based on product costs, approximately 77% of our total furniture purchases (which exclude accessories and mattresses) in 2022 were for goods that were not produced domestically. All our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased, our vendors may increase their prices. Such changes, if they occur, could have one or more of the following impacts:
•we could be forced to raise retail prices so high that we are unable to sell the products at current unit volumes;
•if we are unable to raise retail prices commensurately with the cost increases, gross profit as recognized under our LIFO inventory accounting method could be negatively impacted; or
•we may be forced to find alternative sources of comparable product, which may be more expensive than the current product or of lower quality, or the vendor may be unable to meet our requirements for quality, quantities, delivery schedules or other key terms.

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
We source substantially all of our products from non-exclusive, third-party producers, many of which are located in foreign countries. Although we have long-term relationships with many of our suppliers, we must compete with other companies for the production capacity of these independent manufacturers. We regularly depend upon the ability of third-party producers to secure a sufficient supply of raw materials, develop a skilled workforce, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production and quality in many third-party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.
We also require third-party producers to meet certain standards in terms of working conditions, environmental protection and other matters before placing business with them. As a result of costs relating to compliance with these standards, we may pay higher prices than some of our competitors for products. In addition, failure by our independent manufacturers to adhere to ethical labor or other laws or business practices, and the potential litigation, negative publicity and political pressure relating to any of these events, could disrupt our operations or harm our reputation.
Our vendors might fail in meeting our quality control standards or reacting to changes to the legislative or regulatory framework regarding product safety.
All of our vendors must comply with applicable product safety laws and regulations, and we are dependent on them to ensure that the products we buy comply with all safety standards. Any actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and could result in recalls and other liabilities. Such exposure could harm our brand’s image and negatively affect our business and operating results.
Significant fluctuations in the price, availability and quality of raw materials and components could adversely affect our profits.
The primary materials our vendors use to produce and manufacture our products are various woods and wood products, resin, steel, leather, cotton, and certain oil-based products. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic and political climate, and other unforeseen circumstances. While the global supply chain challenges experienced as a result of the COVID-19 pandemic lessened in 2022, there can be no assurance that further challenges, including shutdowns and shipping delays, will not occur. Such supply chain disruptions could materially adversely impact the ability of our suppliers to fulfil our orders in a timely manner, if at all, and could lead to increased prices, which we may not be able to pass through to our customers.
Our revenue can be adversely affected by our ability to successfully forecast our supply chain needs and our foreign manufacturers’ ability to comply with international trade rules and regulations.
Optimal product flow is dependent on demand planning and forecasting, supplier production according to such planning, and timely transportation. We often make commitments to purchase products from our vendors in advance of proposed production dates. Significant deviation from the projected demand for products that we sell may have an adverse effect on our results of operations and financial condition, either from lost sales or lower margins resulting from inventory-driven price reductions. Disruptions to our supply chain could result in late product arrivals. Increased levels of out-of-stock merchandise and loss of confidence by customers in our ability to deliver goods as promised could negatively affect sales.
In addition, there is a risk that compliance lapses by our foreign manufacturers could occur which could lead to investigations by U.S. government agencies responsible for international trade compliance. Resulting penalties or enforcement actions could delay future imports or otherwise negatively impact our business. There also remains a risk that one or more of our foreign manufacturers will not adhere to applicable legal requirements or our compliance standards such as fair labor standards, the prohibition on child labor and other product safety or manufacturing safety standards. The violation of applicable legal requirements, including labor, manufacturing and safety laws, by any of our manufacturers, the failure of any of our manufacturers to adhere to our global compliance standards or the divergence of the labor practices followed by any of our manufacturers from those generally accepted in the U.S. could disrupt our supply of products from our manufacturers, could result in potential liability to us or could harm our reputation and brand, any of which could negatively affect our business and operating results.
Because of our limited number of distribution centers, our operating results could suffer if one is damaged.
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
Cyber threats are rapidly evolving, and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyber-attackers, including ransomware attacks, can be sponsored by countries or sophisticated criminal organizations or be the work of single “hackers” or small groups of “hackers.”
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
Nevertheless, as cyber threats evolve, change and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat our or a third-party service provider’s security measures in the future and could result in the leak of personal information of customers, employees or business partners. Employee error or other irregularities may also result in a failure of our security measures and a breach of information systems. Moreover, hardware, software or applications we use may have inherent defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. A security breach and loss of information may not be discovered for a significant period of time after it occurs. While we have no knowledge of a material security breach to date, any compromise of data security could result in a violation of applicable privacy and other laws or standards, the loss of valuable business data, or a disruption of our business. In addition, the costs to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in potential theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to our business operations. Moreover, a security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could give rise to unwanted media attention, materially damage our customer relationships and reputation, and result in litigation or fines, fees, or potential liabilities, which may not be covered by our insurance policies, each of which could have a material adverse effect on our business, results of operations and financial condition.
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
Competition for qualified employees and personnel in the retail industry is intense and we may be unable to retain personnel that are important to our business or hire additional qualified personnel. The process of identifying personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, and store managers, and upon the continued contributions of these people. In addition, our operations require the services of qualified and experienced management personnel, with expertise in areas including information technology, merchandising, and supply chain management. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel.
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

General Risks
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
The ongoing COVID-19 pandemic and its contributory effects on the economy or new health related emergencies could adversely impact our business, financial condition, liquidity, capital and results of operations.
While the level of disruption caused by, and the economic impact of, the COVID-19 pandemic lessened in 2022, there is no assurance that the pandemic will not worsen again, included as a result of the emergence of new strains of the virus, or another health related emergency will not emerge. Any worsening of the pandemic, a new health related emergency and their effects on the economy could have an adverse impact on our business, financial condition and results of operations.
ESG risks could adversely affect our reputation and shareholder, employee, customer and third party relationships and may negatively affect our stock price.
Businesses face increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.
Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Stores
Our retail store space at December 31, 2022 totaled approximately 4.4 million square feet for 122 stores. The following table sets forth the number of stores we operated at December 31, 2022 by state:

State	Number of Stores	State	Number of Stores
Florida	30	Maryland	4
Texas	22	Arkansas	3
Georgia	16	Louisiana	3
North Carolina	8	Kentucky	2
Virginia	9	Missouri	2
South Carolina	7	Ohio	2
Alabama	6	Indiana	1
Tennessee	6	Kansas	1
The 40 retail locations which we owned at December 31, 2022 had a net book value for land and buildings of $67.7 million. The remaining 82 locations are leased by us with various termination dates through 2035 plus renewal options.
Distribution Facilities
We lease all of our distribution facilities except for the Virginia property. Our regional distribution facilities are in the following locations:

Location	Approximate Square Footage
Braselton, Georgia	808,000
Coppell, Texas	394,000
Lakeland, Florida	335,000
Colonial Heights, Virginia	129,000
Fairfield, Ohio	72,000
Theodore, Alabama	42,000
Memphis, Tennessee	30,000
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

ITEM 3. LEGAL PROCEEDINGS
The Company is subject to various claims and legal proceedings covering a wide range of matters, including with respect to product liability and personal injury claims, that arise in the ordinary course of its business activities. We currently have no pending claims or legal proceedings that we believe would be reasonably likely to have a material adverse effect on our financial condition,results of operations or cash flows. However, there can be no assurance that either future litigation or an unfavorable outcome in existing claims will not have a material impact on our business, reputation, financial position, cash flows or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
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

Name, age and office (as of March 1, 2023) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Clarence H. Smith	72	Chairman of the Board Chief Executive Officer	2012 2002	President and Chief Executive Officer, 2002-March 1, 2021
		Director	1989
Steven G. Burdette	61	President	2021	Executive Vice President, Operations 2017-March 1, 2021 Executive Vice President, Stores, 2008-2017
J. Edward Clary	62	Executive Vice President, and Chief Information Officer	2015	Senior Vice President, Distribution and Chief Information Officer 2008-2015
John L. Gill	59	Executive Vice President, Merchandising	2019	Senior Vice President, Merchandising 2018-2019; Vice President, Merchandising 2017-2018; Vice President, Operations 2015-2017
Richard B. Hare	56	Executive Vice President and Chief Financial Officer	2017	Senior Vice President, Finance, Treasurer and Chief Financial Officer of Carmike Cinemas, Inc., 2006-2016
Helen B. Bautista	56	Senior Vice President, Marketing	2021	Vice President, Marketing for Havertys, 2019-March 1, 2021;
				Senior Vice President Group Account Director, 2018-2019, Vice President Group Account Director 2016-2018, Group Account Director, 2013-2016 all for Fitzco, a McCann World Group Agency
Kelley A. Fladger	53	Senior Vice President and Chief Human Resources Officer	2019	Vice President, Human Resource Services, 2016-2019 and Chief Diversity and Inclusion Officer, 2017-2019 for Perdue Farms, Inc.
Rawson Haverty, Jr.	66	Senior Vice President, Real Estate and Development	1988	Has held this position for the last five years
		Director	1992
Jenny Hill Parker	64	Senior Vice President, Finance, and Corporate Secretary	2019	Senior Vice President, Finance, Treasurer and Corporate Secretary 2010-2019
Janet E. Taylor	61	Senior Vice President, General Counsel	2010	Has held this position for the last five years
Rawson Haverty, Jr. and Clarence H. Smith are first cousins.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock began trading pubicly in October 1929. We have two classes of common stock which trade on The New York Stock Exchange ("NYSE") under the symbol HVT for our common stock ("Common Stock") and HVT.A for our Class A Common stock ("Class A Common Stock").
Stock Performance Graph
The following graph compares the performance of Havertys’ Common Stock and Class A Common Stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P SmallCap 600 Index for the period of five years commencing December 31, 2017 and ending December 31, 2022. The graph assumes an initial investment of $100 on January 1, 2016 and reinvestment of dividends. NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	2017	2018	2019	2020	2021	2022

HVT	$100.00	$89.99	$100.42	$153.47	$185.11	$194.02
HVT-A	$100.00	$84.84	$96.58	$153.56	$173.92	$187.58
S&P SmallCap 600 Index	$100.00	$91.52	$112.37	$125.05	$158.59	$133.06
SIC Codes 5700-5799	$100.00	$80.95	$123.19	$162.11	$221.19	$143.34

Stockholders
Based on the number of individual participants represented by security position listings, there are approximately 12,300 holders of our common stock and 200 holders of our Class A common stock as of February 23, 2023.
Dividends
We have historically paid and expect to continue to pay for the foreseeable future, quarterly cash dividends on our Common Stock and Class A Common Stock. The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividends are considered. We have paid a cash dividend in each year since 1935. Our credit agreement includes covenants that may restrict our ability to pay dividends. For more information, see Note 5, “Credit Arrangement,” and Note 9, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements.
Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Purchases of Equity Securities
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our Common Stock and Class A Common Stock. A program was initially approved by the board on November 3, 1986 and the board has subsequently authorized additional amounts for repurchase. The stock repurchase program has no expiration date but may be terminated by our board at any time.
We did not make any repurchases of Havertys' common stock during the fourth quarter of 2022. We made cash payments of approximately $30.0 million for repurchases of approximately 1.1 million shares of our Common Stock through open market purchases during 2022. There is approximately $20.0 million at December 31, 2022 that may yet be purchased under the existing authorization.

ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Industry
The retail residential furniture industry’s results are influenced by the overall strength of the economy, new and existing housing sales, consumer confidence, spending on large ticket items, interest rates, and availability of credit. These factors remain tempered by impediments to industry growth, such as inflation, higher interest rates, rising consumer debt, home inventory constraints, and tight access to home mortgage credit.
Our Business
We sell home furnishings in our retail stores and via our website and record revenue when the products are delivered to our customer. Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles. Our commissioned sales team members receive a high level of product training and are provided a number of tools with which to serve our customers. We also have over 110 in‑home designers serving most of our stores. These individuals work with our sales team members to provide customers additional confidence and inspiration in their furniture purchase journey. We do not outsource the delivery function, something common in the industry, but instead ensure that the “last contact” is handled by a customer-oriented Havertys delivery team. We are recognized as a provider of high-quality fashionable products and exceptional service in the markets we serve.
Management Objectives
Management is focused on capturing more market share and increasing sales per square foot of showroom space. This growth will be driven by concentrating our efforts on our customers, with improved interactions highlighted by new products, high-touch service and better technology. In addition, our growth strategy includes the expansion of our retail operations to increase our footprint within our distribution network. The Company’s strategies for profitability include gross margin focus, targeted marketing initiatives, productivity and process improvements, and efficiency and cost-saving measures. Our focus is to serve our customers better and distinguish ourselves in the marketplace.
Key Performance Indicators
We evaluate our performance based on several key metrics which include net sales, comparable store sales and written comparable store sales; sales per weighted average square foot; gross profit, selling, general and administrative costs as a percentage of sales; operating income; cash flow; and earnings per share. The goal of utilizing these measurements is to provide tools for economic decision-making, including decisions related to store growth, capital allocation and product pricing.
Net sales is the revenue from merchandise sales and related fees, net of expected returns and sales tax. We record our sales when the merchandise is delivered to the customer.
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
We also track written sales and written comp-store sales. Written sales reflect those instances when a customer makes a deposit or pays in full when placing an order. Written sales shows the current pace or trend of customer transactions. The lag time between customers' order placement and delivery grew in 2020 and remained high during 2021 and continued through mid-2022 due to disruptions in supply chain and demand that outpaced merchandise supply. As a retailer, comp‑store sales and written comp‑store sales are an indicator of relative customer spending and store performance. Comp-store sales, total written sales and written comp-store sales are intended only as supplemental information and are not a substitute for net sales presented in accordance with US GAAP.
Sales per weighted average (“WAVG”) square foot is calculated by dividing net sales by WAVG square footage. WAVG square footage is a daily WAVG based on the ratio of the days open in a period to the total days in the period.

Results of Operations and Non-GAAP Measures
The table and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report.

Statement of Earnings Data	Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020(1)	2019	2018
Net sales	$1,047,215	$1,012,799	$748,252	$802,291	$817,733
Gross profit	604,224	574,625	418,994	434,488	446,542
Percent of net sales	57.7%	56.7%	56.0%	54.2%	54.6%
Selling, general and administrative expenses(2)	486,298	456,267	377,288	407,456	404,856
Percent of net sales	46.4%	45.1%	50.4%	50.8%	49.5%
Income before income taxes(2)(3)	119,501	118,535	76,731	28,724	40,408
Percent of net sales	11.4%	11.7%	10.3%	3.6%	4.9%
Net income(2)(3)	89,358	90,803	59,148	21,865	30,307
Percent of net sales	8.5%	9.0%	7.9%	2.7%	3.7%
Share Data
Diluted earnings per Common share(2)(3)	$5.24	$4.90	$3.12	$1.08	$1.42
Cash dividends – per share:
Common Stock(4)	$2.06	$2.97	$2.77	$0.76	$1.72
Class A Common Stock(4)	$1.96	$2.79	$2.62	$0.72	$1.63
Diluted weighted average common shares outstanding	17,038	18,543	18,932	20,261	21,295
Balance Sheet Data
Total assets	$649,049	$686,290	$680,372	$560,072	$440,179
Inventories	118,333	112,031	89,908	104,817	105,840
Net property and equipment(5)	137,475	126,099	108,366	156,534	218,852
Right-of-use lease assets	207,390	222,356	228,749	175,474	—
Lease liabilities	221,287	230,352	233,666	179,055	—
Customer deposits	47,969	98,897	86,183	30,121	24,465
Total debt(6)	—	—	—	—	50,803
Stockholders’ Equity	289,399	255,970	252,967	260,503	274,629
Statement of Cash Flows Data
Net cash provided by operating activities	$51,015	$97,242	$130,191	$63,419	$70,392
Depreciation and amortization(5)	16,926	16,304	18,207	20,596	29,806
Capital expenditures	28,411	34,090	10,927	16,841	21,473
Dividends paid	33,948	52,446	50,521	15,056	35,464
Share repurchases	29,998	41,809	19,708	29,757	18,732
Other Supplemental Data and Metrics
Number of stores	122	121	120	121	120
Retail square footage at year-end	4,363	4,354	4,352	4,426	4,417
Sales per WAVG retail square foot	$256	$232	$173	$183	$185
Average ticket (7)	$3,171	$2,865	$2,482	$2,323	$2,184
Net sales increases (%)	3.4%	35.4%	(6.7)%	(1.9)%	(0.3)%
Comparable store sales increase (%)	3.4%	17.9%	5.0%	(1.4)%	0.3%
Employees	2,831	2,845	2,766	3,425	3,418
(1)Stores were closed and delivery operations were paused for approximately six weeks due to COVID-19.
(2)Includes impairment loss of $2.4 million, or $1.8 million after tax, on a retail store in 2019 which impacted diluted earnings per share $0.09.
(3)Includes gain of $31.6 million on a sale-leaseback transaction in 2020 which impacted diluted earnings per share $1.24.
(4)Includes special dividends of $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2022, $2.00 for Common Stock and $1.90 for Class A Common Stock paid in the fourth quarter of 2021 and 2020 and $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2018.
(5)We adopted ASC 840 effective January 1, 2019. The cumulative effect included a reduction of property and equipment, net of $53,519,000. Amortization of buildings under lease was included in depreciation expense.
(6)Debt is comprised completely of lease obligations accounted for under ASC 840, prior to adoption of ASU 2016-02.
(7)Average ticket is calculated by dividing total sales by the number of orders.

Net Sales
The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2022			2021			2020
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$238.9	1.0%	0.2%	$236.5	31.8%	11.5%	$179.4	(4.2)%	11.6%
Q2	253.2	1.3	1.1	250.0	127.3	46.9	110.0	(42.7)	(15.2)
Q3	274.5	5.4	6.3	260.4	19.7	17.7	217.5	3.9	4.0
Q4	280.6	5.5	5.7	265.9	10.2	9.2	241.3	12.9	13.7
Year	$1,047.2	3.4%	3.4%	$1,012.8	35.4%	17.9%	$748.3	(6.7)%	5.0%
Sales in 2022 set new records, with each quarter exceeding the comparable prior period quarter. We restored our normal operating level of inventory as supply chain issues abated in the second half of the year. This trend benefited our net sales, as we were able to deliver both new and previously written orders (or "backlog") during this period, which offset the slowing pace of new written orders. Consumers have returned to their historical shopping patterns of concentrating spending around traditional holiday events. We have had declines in in-store traffic particularly outside these peak periods. Our written business was down 8.8% compared to the extraordinary pace set in 2021. Our sales associates and design consultants are providing excellent service to each customer, and average ticket value was up 10.7% over last year. Design consultant engagement increased in 2022 and accounted for 24.% of our 2022 business, with an average ticket of $5,990. Merchandise sales for most categories have returned to their historical percentages of total sales, with the exception of mattresses. (See Note 2, "Revenues and Segment Reporting" of the Notes to Consolidated Financial Statements).
Sales in 2021 set a record pace as furniture demand remained strong despite ongoing COVID-19 concerns and supply chain challenges. The comparisons to 2020 reflect the impact of our store closures in mid‑March and re-opening on May 1, 2020, and the surge in business that followed. In response to increasing product and freight costs, we raised our retail prices. The impact of the supply chain disruptions is reflected in our sales by merchandise category. Our mattress and bedroom furniture sales were particularly affected by such supply chain disruptions. Sales of upholstery in 2021 increased 37.3% as a result of our upholstery suppliers making good strides towards meeting demand with increased production. Sales in this category increased 60 basis points as a percent of total sales over 2020 levels. COVID-19 concerns continued to affect sales generated by our in-home designers in 2021, and such sales, as a percent of our total sales remained at the 2020 level of 22.8% for 2021.
Our ability to deliver customer orders improved in 2021 compared to 2020 but was still longer than pre-pandemic time frames. Manufacturers began to recover from raw material shortages but were still challenged by labor shortages and disruptions in transportation logistics. Our warehouse and delivery operations adjusted due to personnel shortages. Due to staffing constraints, time between purchase and delivery lengthened from our pre-pandemic average of 3 to 5 days for in-stock items to 1 to 2 weeks. We added additional team members and during the last quarter of 2021, purchases of in-stock product were generally delivered within 3 to 5 days. The disruptions to our supply chain resulted in lower inventory, and for out‑of‑stock merchandise, delivery times ran 8 to 12 weeks. Our vendor partners for special order products continued to experience delays with delivery of these orders averaging 12 to 20 weeks.
Sales in 2020 were impacted by COVID-19. Our written sales suffered during the first weeks of March as information and news coverage concerning the pandemic increased. We closed our stores and paused operations mid-March. We enacted our business continuity plan in April which anticipated continued low levels of sales. Most stores reopened on May 1 with approximately 76% of their original staff, store hours were reduced 17%, and delivery capacity was also reduced. Our business was very strong upon reopening; total written sales for the two months ended June 30, 2020 were up 13.9%; and written comparable store sales were up 17.5% compared to the same two-month period in 2019. Our written sales remained strong during the third quarter of 2020, with total written sales up 22.8% and written comparable store sales up 22.6% over the same period in 2019. Our written sales in the fourth quarter were up 16.7%, and written comp-store sales rose 17.5%.
Our delivery capacity in 2020 was intentionally reduced as part of our business continuity plan. Deliveries resumed on May 5, 2020, with reduced personnel and capacity and total sales from May 5 through June 30, 2020 were down 13.4% compared with the same period of 2019. Demand quickly began to outpace supply, and we worked during the third quarter to increase our inventory levels and delivery capacity. We adjusted our operations during the third quarter, adding additional personnel, and worked with our vendors to accelerate orders.
Revenues by product category as a percentage of net sales in 2020 increased over 2019 by 220 basis points in upholstery sales and by 60 basis points in home office due to “nesting” buying, and our mattress business declined 160 basis points due to supply-chain disruption caused by COVID-19. Our in-home designer sales were hampered during 2020 but were 22.8% of our total sales compared to 25.3% in 2019. Total sales for 2020 decreased $54.0 million, or 6.7% compared to 2019. Our comp-store sales, which includes online sales, increased 5.0%, or $32.7 million, in 2020 compared to 2019. The remaining $86.8 million of the change was primarily from our store closures in March through April and from new, closed and otherwise non-comparable stores.
2023 Outlook
We cannot predict the impact of inflation, rising interest rates, market volatility, and geopolitical concerns on consumer spending on home furnishings. We believe we benefit from our footprint that covers many of the fastest-growing markets in the country. In addition, we have improved our customers’ online experience and continue to deploy targeted marketing efforts. We believe that our existing stores are well-positioned in their respective markets and plan to open additional locations during the year. We believe that our offerings of on-trend merchandise, knowledgeable salespeople, free in-home design service, and special-order capabilities help make us a market leader in the residential furniture industry and will continue to strengthen our business in the year ahead.
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
Year-to-Year Comparisons
Gross profit as a percentage of net sales was 57.7% in 2022 compared to 56.7% in 2021. The increase of 100 basis points was primarily due to merchandise price increases and disciplined discounting which offset product cost and freight increases. The use of the LIFO method generated a $10.8 million charge in 2022 versus $12.3 million in 2021.
Gross profit as a percentage of net sales was 56.7% in 2021 compared to 56.0% in 2020. The increase was primarily due to merchandise price increases and disciplined discounting offsetting product cost and freight increases.The use of the LIFO method generated a $12.3 million charge in 2021 versus $0.6 million in 2020, or a negative 110 basis points impact to the total gross profit change.
2023 Outlook
Our expectations for 2023 are for annual gross profit margins of approximately 58.0% to 58.5%. This assumes changes in merchandise and freight costs and their impact on the LIFO reserve.

Selling, General and Administrative Expenses
SG&A expenses are comprised of five categories: selling, occupancy, delivery and certain warehousing costs, advertising, and administrative. Selling expenses are primarily comprised of compensation of sales team members and sales support staff, and fees paid to credit card and third-party finance companies. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expense and utility costs. Delivery costs include personnel, fuel costs, and depreciation and rental charges for rolling stock.
Warehouse costs include supplies, depreciation, and rental charges for equipment. Advertising expenses are primarily media production and space expenditures, direct mail costs, market research expenses and agency fees. Administrative expenses are comprised of compensation costs for store personnel exclusive of sales team members, information systems, executive, accounting, merchandising, advertising, supply chain, real estate and human resource departments.
We classify our SG&A expenses as either variable or fixed and discretionary. Our variable expenses include the costs in the selling and delivery categories and certain warehouse expenses as these amounts will generally move in tandem with our level of sales. The remaining categories and expenses are classified as fixed and discretionary because these costs do not fluctuate with sales.

The following table outlines our SG&A expenses by classification:

	2022		2021		2020
(In thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Variable	$193,675	18.5%	$173,810	17.2%	$135,286	18.1%
Fixed and discretionary	292,623	27.9	282,457	27.9	242,002	32.3
	$486,298	46.4%	$456,267	45.1%	$377,288	50.4%

Year-to-Year Comparisons
Our SG&A dollars as a percent of sales increased to 46.4% in 2022 from 45.1% in 2021. Advertising expenditures increased approximately $2.3 million. Our selling expenses increased $13.5 million primarily from increased sales commissions, benefits, and third-party financing costs. Our occupancy costs increased $2.7 million due to increases in utilities, state and local taxes, and repairs and maintenance. Warehouse, delivery, and transportation expenses rose $6.9 million from 2021 driven by higher personnel and fuel costs. Administrative expense increased $4.7 million primarily from increased wages and related expense and higher travel costs that were partly offset by lower group health insurance expense.
Our SG&A dollars as a percent of sales decreased to 45.1% in 2021 from 50.4% in 2020. We were able to leverage our fixed and discretionary costs as we achieved record sales throughout the year. We increased our advertising spend $9.5 million in 2021 to $49.3 million. Our occupancy costs increased $3.9 million, driven by greater rent expense - primarily for the distribution facilities in the sale-leaseback in 2020 - and higher utilities and repairs and maintenance that were partly offset by lower depreciation expense. Warehouse and transportation expense rose $10.6 million on higher salaries and benefits, and temporary labor costs and $4.2 million in accessorial and demurrage fees. Administrative expense increased $18.9 million, primarily from increased wages and related costs, higher amortization expense on performance stock awards, and increased incentive compensation costs.
2023 Outlook
Fixed and discretionary expenses within SG&A are expected to be in the $292.0 to $295.0 million range for 2023. We anticipate higher costs in 2023 due to rising inflationary pressures and additional costs associated with new stores. Fixed and discretionary expenses are expected to be at similar quarterly levels in 2022 as in 2021, as adjusted for the overall increases.
Variable costs within SG&A for 2023 are expected to be between 19.5% and 19.7% as a percent of sales. This increase is primarily driven by wage inflation and higher delivery and third-party financing costs.

Interest (Income) Expense, Net
We earned $1.4 million more interest income in 2022 than in 2021 due to higher rates.
Provision for Income Taxes
Our effective tax rate was 25.2% in 2022, 23.4% in 2021 and 22.9% in 2020. The rates vary from the U.S. federal statutory rate primarily due to state income taxes. The rates in 2022, 2021 and 2020 also benefited from the recognition of state tax credits of $899,000, $481,000 and $1,206,000, respectively. See Note 7, “Income Taxes” of the Notes to Consolidated Financial Statements for further information about our income taxes.
Liquidity and Capital Resources
Cash and Cash Equivalents at End of Year
At December 31, 2022, we had $123.1 million in cash and cash equivalents, and $6.8 million in restricted cash equivalents. See Note 1 to our consolidated financial statements for further discussion of our restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing. We expect capital expenditures of approximately $28.0 million in 2023.
Long-Term Debt
At December 31, 2022, we had a $80.0 million revolving credit facility (the "Credit Agreement") with a bank. The Credit Agreement matures October 24, 2027. See Note 5, “Credit Arrangement” of the Notes to Consolidated Financial Statements for information about our Credit Agreement.
Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.
At December 31, 2022, we had aggregate lease obligations of $221.3 million, with $34.4 million payable within 12 months. Aggregate lease obligations include $2.8 million related to leases not yet commenced. See Note 8, “Leases” of the Notes to Consolidated Financial Statements for further discussion of our operating leases.
Share Repurchases
In August 2022, our Board of Directors authorized additional amounts under a share repurchase program. We made cash payments of $30.0 million for repurchases of 1.1 million shares of our Common Stock through open market purchases during 2022 and there is approximately $20.0 million at December 31, 2022 that may yet be purchased under the existing authorization.

Cash Flows Summary

2022
2021
2020
($ in millions)
51.0
97.2
130.2
-28.3
-34
65.4
-65.6
-97.1
-71.2
Net cash provided by operating activities
Net cash (used in) provided by investing activities
Net cash used in financing activities

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
Net cash provided by operating activities in 2022 was $51.0 million driven primarily by net income of $89.4 million and non-cash adjustments to net income of $25.8 million consisting primarily of depreciation and amortization and stock-based compensation expense, and by working capital changes driven primarily by a $50.9 million reduction in customer deposits.
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
Investing Activities. Cash used in investing activities in 2022 consisted primarily of $28.4 million of capital expenditures.
Cash used in investing activities in 2021 primarily reflected $34.1 million of capital expenditures.
Financing Activities. Cash used in financing activities in 2022 consisted primarily of $17.9 million of quarterly cash dividends, $16.1 of special cash dividends, and $30.0 million of share repurchases.
Cash used in financing activities in 2021 primarily reflected $17.4 million of quarterly cash dividends, $35.0 million of special cash dividends, and $41.8 million of share repurchases.

Contractual Obligations
We have no short-term borrowings or funded debt. The following summarizes our contractual obligations and commercial commitments as of December 31, 2022 (in thousands):

	Payments Due or Expected by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases(1)	$273,983	$45,427	$77,893	$58,500	$92,163
Rent deferrals(2)	533	119	226	—	188
Purchase orders	88,127	88,127	—	—	—
Total contractual obligations(3)	$362,643	$133,673	$78,119	$58,500	$92,351
(1)These amounts are for our undiscounted lease obligations recorded in our consolidated balance sheets, as lease liabilities. For additional information about our leases, refer to Note 8, “Leases” of the Notes to the Consolidated Financial Statements.
(2)Lease concessions related to the impact of COVID-19. For additional information about our leases, refer to Note 8, “Leases” of the Notes to the Consolidated Financial Statements.
(3)The contractual obligations do not include any amounts related to retirement benefits. For additional information about our plans, refer to Note 10, “Benefit Plans” of the Notes to the Consolidated Financial Statements.

Store Expansion and Capital Expenditures
We have entered new markets and made continued improvements and relocations of our store base. The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2022		2021		2020
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	3	97	2	44	1	28
Closed	2	88	1	42	2	102
Year end balances	122	4,363	121	4,354	120	4,352
The following table summarizes our store activity in 2022 and plans for 2023.

Location	Opening (Closing) Quarter Actual or Planned	Category
Austin, TX	Q-2-22	Open
Atlanta, GA	Q-2-22	Closure
Metro DC	Q-4-22	Open
Indianapolis, IN	Q-4-22	Relocation
Durham, NC	Q-1-23	Open
Atlanta, GA	Q-2-23	Closure
Charlotte, NC	Q-3-23	Open
Dayton, OH	Q-4-23	Open
Location to be announced	Q-4-23	Open
Location to be announced	Q-4-23	Open
Assuming the new stores open and existing stores closed as planned, the above activity and other changes should increase net selling space in 2023 approximately 2.2% over 2022.

Our investing activities in stores and operations in 2022, 2021 and 2020 and planned outlays for 2023 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2023	2022	2021	2020
Stores:
New or replacement stores(1)	$9,700	$7,700	$7,000	$1,000
Remodels/expansions	2,900	4,400	4,300	600
Other improvements	6,700	6,600	4,500	3,200
Total stores	19,300	18,700	15,800	4,800
Distribution(1)	5,800	6,900	15,300	3,600
Information technology	2,500	2,800	3,000	2,500
Total	$27,600	$28,400	$34,100	$10,900
(1)In 2021 we purchased one retail location and one distribution facility that were previously leased.
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
Accounting estimates are considered critical if both of the following conditions are met: (a) the nature of the estimates or assumptions is material because of the levels of subjectivity and judgment needed to account for matters that are highly uncertain and susceptible to change and (b) the effect of the estimates and assumptions is material to the financial statements.
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
In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates. Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents, and interest expense on the Credit Facility. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. During 2022 and 2021, we had no outstanding borrowings under our Credit Agreement (as discussed in Note 5 to the Consolidated Financial Statements), which bears interest based on variable rates.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective for the purpose of providing reasonable assurance that the information we must disclose in reports that we file or submit under the Securities Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
(b)Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2022.
Attestation Report of the Independent Registered Public Accounting Firm. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c)Changes in Internal Control over Financial Reporting. During the fourth quarter of 2022, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Haverty Furniture Companies, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Haverty Furniture Companies, Inc. (a Maryland Corporation) and subsidiary (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 8, 2023 expressed an unqualified opinion on those financial statements.
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
March 8, 2023

ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct (the “Code”) for our directors, officers (including our principal executive officer, and principal financial and accounting officer) and team members. The Code is available on our website at www.ir.havertys.com. In the event we amend or waive any provisions of the Code applicable to our principal executive officer or principal financial and accounting officer, we will disclose the same by filing a Form 8-K. The information contained on or connected to our Internet website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file or furnish to the SEC.
We provide some information about our executive officers in Part I of this report under the heading “Information about our Executive Officers.” The remaining information called for by this item is incorporated by reference to “Proposal 1: Nominees for Election by Holders of Class A Common Stock and Nominees for Election by Holders of Common Stock,” “Corporate Governance,” “Committees of the Board” and “Certain Relationships and Related Transactions – Delinquent Section 16(a) Reports” in our 2023 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information contained in our 2023 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in our 2023 Proxy Statement with respect to the ownership of Common Stock and Class A Common Stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership by our Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in our 2023 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Governance Guidelines and Policies – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the heading “Audit Matters” in our 2023 Proxy Statement is incorporated herein by reference to this item.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements.
Consolidated Balance Sheets – December 31, 2022 and 2021.
Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021, and 2020.
Notes to Consolidated Financial Statements
(2)Financial Statement Schedule.
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
(3)Exhibits:
Our SEC File Number is 1-14445 for all exhibits filed with the Securities Exchange Act reports.

Exhibit No.	Exhibit
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Incorporated by reference to Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).
*3.2	By-Laws of Haverty Furniture Companies, Inc., as amended and restated effective February 24, 2023.
4.1	Description of Securities of the Registrant. (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

Exhibit No.	Exhibit
10.1
Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011 (Incorporated by reference to Exhibit 10.1 to our 2011 Third Quarter Form 10-Q). First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016 (Incorporated by reference to Exhibit 10.1 to our 2016 First Quarter Form 10‑Q); Second Amendment to Amended and Restated Credit Agreement by and among Haverty Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, and SunTrust Bank, as the Issuing Bank and Administrative Agent (Incorporated by reference to Exhibit 10.1 to our 2019 Third Quarter Form 10-Q). Third Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc. as Borrowers, and Truist Bank (successor by merger to SunTrust Bank) as the Issuing Bank and Administrative Agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 20, 2020). Fourth Amendment to Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, Truist Bank (as successor to SunTrust Bank), as the Administrative Agent and Issuing Bank and Administrative Agent and Lead Arranger (as successor to SunTrust Robinson Humphrey, Inc,), dated September 1, 2011 (Incorporated by reference to Exhibit 10.1 to our 2022 Third Quarter Form 10-Q).

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

Exhibit No.	Exhibit
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
+10.11
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 29, 2020.

+10.12	Form of Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 29, 2020).
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

10.15
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

Exhibit No.	Exhibit
10.18
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

10.19
Purchase Agreement, dated as of May 18, 2020 between Haverty Furniture Companies, Inc. (“Seller”), and HF Coppel TX Landlord, LLC, HF Lakeland FL Landlord, LLC and HF Colonial Heights VA Landlord, LLC (each a “Buyer” and collectively, the “Buyers”) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 20, 2020).

10.20
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

*21.1	Subsidiaries of Haverty Furniture Companies, Inc.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*31.1	Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
*31.2	Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
#32.1	Certifications pursuant to 18 U.S.C. Section 1350.
101	The following financial information from our Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL: (i) Consolidated Balance Sheets ended December 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2022, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
#    Furnished herewith.
ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2023 expressed an unqualified opinion.

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

Atlanta, Georgia
March 8, 2023

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$123,126	$166,146
Restricted cash equivalents	6,804	6,716
Inventories	118,333	112,031
Prepaid expenses	9,707	12,418
Other current assets	18,283	11,746
Total current assets	276,253	309,057
Property and equipment, net	137,475	126,099
Right-of-use lease assets	207,390	222,356
Deferred income taxes	15,501	16,375
Other assets	12,430	12,403
Total assets	$649,049	$686,290

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,345	$31,235
Customer deposits	47,969	98,897
Accrued liabilities	48,676	46,664
Current lease liabilities	34,442	33,581
Total current liabilities	154,432	210,377
Noncurrent lease liabilities	186,845	196,771
Other liabilities	18,373	23,172
Total liabilities	359,650	430,320
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2022– 30,006; 2021 – 29,907	30,006	29,907
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2022 – 1,806; 2021 – 1,809	1,806	1,809
Additional paid-in capital	108,706	102,572
Retained earnings	398,393	342,983
Accumulated other comprehensive loss	(756)	(2,293)
Treasury stock at cost – Common Stock (2022 – 15,140; 2021 – 14,069) and Convertible Class A Common Stock (2022 and 2021 – 522)	(248,756)	(219,008)
Total stockholders’ equity	289,399	255,970
Total liabilities and stockholders’ equity	$649,049	$686,290
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Net sales	$1,047,215	$1,012,799	$748,252
Cost of goods sold	442,990	438,174	329,258
Gross profit	604,225	574,625	418,994

Expenses:
Selling, general and administrative	486,298	456,267	377,288
Other expense (income), net	44	54	(34,899)
Total expenses	486,342	456,321	342,389

Income before interest and income taxes	117,883	118,304	76,605
Interest income, net	1,618	231	126
Income before income taxes	119,501	118,535	76,731
Income tax expense	30,143	27,732	17,583
Net income	$89,358	$90,803	$59,148
Other comprehensive income (loss), net of tax:
Defined benefit pension plan adjustments; net of tax expense (benefit) of $513, $89 and $(159)	$1,537	$267	$(473)

Comprehensive income	$90,895	$91,070	$58,675

Basic earnings per share:
Common Stock	$5.43	$5.06	$3.18
Class A Common Stock	$5.17	$4.75	$3.04

Diluted earnings per share:
Common Stock	$5.24	$4.90	$3.12
Class A Common Stock	$5.07	$4.69	$3.04
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2022		2021		2020
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	29,907	$29,907	29,600	$29,600	29,431	$29,431
Conversion of Class A Common Stock	3	3	187	187	58	58
Stock compensation transactions, net	96	96	120	120	111	111
Ending balance	30,006	30,006	29,907	29,907	29,600	29,600
Class A Common Stock:
Beginning balance	1,809	1,809	1,996	1,996	2,054	2,054
Conversion to Common Stock	(3)	(3)	(187)	(187)	(58)	(58)
Ending balance	1,806	1,806	1,809	1,809	1,996	1,996
Treasury Stock:
Beginning balance (includes 522 shares Class A Stock for each of the years presented; remainder are Common Stock)	(14,591)	(219,008)	(13,384)	(177,545)	(12,372)	(158,102)
Directors’ Compensation Plan	16	250	25	346	21	265
Purchases	(1,087)	(29,998)	(1,232)	(41,809)	(1,033)	(19,708)
Ending balance	(15,662)	(248,756)	(14,591)	(219,008)	(13,384)	(177,545)
Additional Paid-In Capital:
Beginning balance		102,572		96,850		93,208
Stock option and restricted stock issuances		(1,768)		(3,014)		(1,063)
Directors’ Compensation Plan		707		523		330
Stock-based compensation		7,195		8,213		4,375
Ending balance		108,706		102,572		96,850
Retained Earnings:
Beginning balance		342,983		304,626		295,999
Net income		89,358		90,803		59,148
Cash dividends per share: Common Stock: 2022 – $2.09; 2021 - $2.97; and 2020 – $2.77 Class A Common Stock: 2022 - $1.96; 2021 - $2.79; and 2020– $2.62		(33,948)		(52,446)		(50,521)
Ending balance		398,393		342,983		304,626

Accumulated Other Comprehensive Loss:
Beginning balance		(2,293)		(2,560)		(2,087)
Pension liabilities adjustment, net of taxes		1,537		267		(473)
Ending balance		(756)		(2,293)		(2,560)
Total Stockholders’ Equity		$289,399		$255,970		$252,967
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$89,358	$90,803	$59,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,926	16,304	18,207
Stock-based compensation	7,195	8,213	4,375
Deferred income taxes	584	234	(2,458)
Net (gain) loss on sale of land, property and equipment	128	(77)	(34,746)
Other	960	869	595
Changes in operating assets and liabilities:
Inventories	(6,303)	(22,123)	14,909
Customer deposits	(50,928)	12,714	56,062
Other assets and liabilities	(923)	(3,244)	(3,250)
Accounts payable and accrued liabilities	(5,982)	(6,451)	17,349
Net cash provided by operating activities	51,015	97,242	130,191
Cash Flows from Investing Activities
Capital expenditures	(28,411)	(34,090)	(10,927)
Proceeds from sale of property and equipment	86	88	76,285
Net cash (used in) provided by investing activities	(28,325)	(34,002)	65,358
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facilities	—	—	43,800
Payments of borrowings under revolving credit facilities	—	—	(43,800)
Net change in borrowings under revolving credit facilities	—	—	—
Dividends paid	(33,948)	(52,446)	(50,521)
Common stock repurchased	(29,998)	(41,809)	(19,708)
Taxes on vested restricted shares	(1,676)	(2,894)	(951)
Net cash used in financing activities	(65,622)	(97,149)	(71,180)
(Decrease) increase in Cash, Cash Equivalents and Restricted
Cash Equivalents	(42,932)	(33,909)	124,369
Cash, Cash Equivalents and Restricted Cash Equivalents at
Beginning of Year	172,862	206,771	82,402
Cash and Cash Equivalents and Restricted Cash Equivalents at
End of Year	$129,930	$172,862	$206,771

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds	$27,957	$32,395	$18,169
Cash paid for interest	$127	$126	$365
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1, Description of Business and Summary of Significant Accounting Policies:
Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We have 122 showrooms in 16 states at December 31, 2022. All of our stores are operated using the Havertys name and we do not franchise our stores. We also have an online presence through which our customers can make purchases. We offer financing through third-party finance companies.
COVID-19:
In an effort to mitigate the spread of COVID‑19 and protect our team members, customers, and communities, in 2020 Havertys closed all of its stores on March 19 and halted deliveries on March 21, with the expectation at that time of reopening stores on April 2. During March and April we evaluated all aspects of our business. Given the dramatic shock to the economy caused by the pandemic and uncertainty of the ongoing impact, we made a permanent reduction in our workforce of approximately 1,200 team members effective April 30.We reopened 103 of our stores on May 1 and the remaining 17 were opened by June 20 and deliveries restarted on May 5.
Our business was very strong upon re-opening. Consumers not negatively impacted financially focused spending on their homes. The pandemic disrupted supply chains and created longer lead times for fulfilling customer purchases. Our vendors and their suppliers and transportation returned to pre-pandemic operations in the second half of 2022.
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

Other Current Assets:
Other current assets include receivables from third-party finance companies used by customers to finance purchases and receivables from landlords for tenant incentives.

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
Contingencies:
We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of these matters, it may not be possible to determine whether any loss is probable or to reasonably estimate the amount of the loss until the case is close to resolution, in which case no reserve is established until that time. Claims against us could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. We expense any litigation-related amounts as incurred. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.
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
Net sales also include amounts generated by product protection plans. We act as an agent for these sales and the service is provided by a third-party. Revenue, net of related costs, is recognized at the time the covered merchandise is delivered to the customer. We do not have a loyalty program.
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

Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery, administrative costs, and certain warehouse and transportation related expenses including accessorial and demurrage fees. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $101,486,000, $94,239,000 and $71,838,000 in 2022, 2021 and 2020, respectively.
Leases:
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
Advertising Expense:
Advertising costs, which include television, radio, newspaper, digital, and other media advertising, are expensed upon first showing. The total amount of prepaid advertising costs included in other current assets was approximately $118,000 and $88,000 at December 31, 2022 and 2021, respectively. We incurred approximately $51,381,000, $49,338,000 and $39,862,000 in advertising expense during 2022, 2021 and 2020, respectively.
Interest Income, net:
We report interest income net of interest expense. Interest income is generated by our cash equivalents and restricted cash equivalents. Interest expense is comprised of charges incurred related to our credit facility. The total amount of interest expense was approximately $154,000,$152,000 and $391,000 during 2022, 2021 and 2020, respectively.
Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and other income or expense items outside of core operations. On May 18, 2020, Havertys completed a sale and leaseback transaction which generated a gain of $31,600,000 and is included in other income. See Note 8, “Leases,” for additional information. The sale of former retail locations and other operating assets generated additional gains of $3,500,000 in 2020 and minor gains or losses in 2021 and 2022.
Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. We are primarily self-insured for employee group health care claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities. These reserves totaled $8,096,000 and $8,306,000 at December 31, 2022 and 2021, respectively.

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
Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. We evaluate right-of-use assets at the same level and exclude operating lease liabilities when evaluating for impairment. When evaluating assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the estimated fair value of the store’s assets, which is determined on the basis of fair value for similar assets or discounted future cash flows. If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value. No impairment losses were recorded in 2022 and 2021 and 2020.
The economic disruption due to COVID-19 was determined to be a triggering event during the second quarter of 2020, and as a result, management assessed its long-term assets, including right-of-use assets for impairment. No impairment loss was required to be recorded.
Earnings Per Share:
We report our earnings per share using the two-class method. The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 13, "Earnings Per Share" for the computational components of basic and diluted earnings per share.
Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) (“AOCI”), net of income taxes, was comprised of unrecognized retirement liabilities totaling approximately $756,000 and $2,293,000 at December 31, 2022 and 2021, respectively. See Note 11, "Accumulated Other Comprehensive Loss" for the amounts reclassified out of AOCI to SG&A expense related to our supplemental executive retirement plan.
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

Note 2, Revenues and Segment Reporting:
The following table presents our revenues disaggregated by each major product category and service for each of the last three years (dollars in thousands, amounts and percentages may not always add due to rounding):

	Year Ended December 31,
	2022		2021		2020
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$168,432	16.1%	$156,033	15.4%	$116,753	15.6%
Dining Room Furniture	118,139	11.3	109,522	10.8	79,766	10.7
Occasional	85,278	8.1	86,849	8.6	65,764	8.8
	371,849	35.5	352,404	34.8	262,283	35.1
Upholstery	445,306	42.5	433,525	42.8	315,714	42.2
Mattresses	85,208	8.1	90,224	8.9	72,855	9.7
Accessories and Other (1)	144,852	13.8	136,646	13.5	97,400	13.0
	$1,047,215	100.0%	$1,012,799	100.0%	$748,252	100.0%
(1)Includes delivery charges and product protection.
Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns. We record estimated refunds for sales returns on a gross basis and the carrying value of the return asset is presented separately from inventory. Estimated return inventory of $875,000 and $822,000 at December 31, 2022 and 2021, respectively, is included in the line item “Other current assets” and the estimated refund liability of $2,588,000 and $2,447,000 at December 31, 2022 and 2021, respectively, is included in the line item “Accrued liabilities” on the Consolidated Balance Sheets.
We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $47,969,000 and $98,897,000 at December 31, 2022 and December 31, 2021, respectively. Of the customer deposit liabilities at December 31, 2021, approximately $494,000 has not been recognized through net sales in the twelve months ended December 31, 2022.
We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $52,199,000, $50,002,000 and $30,824,000 were charged to customers in 2022, 2021 and 2020, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $48,071,000, $45,914,000, and $35,885,000 in 2022, 2021 and 2020, respectively.
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

Note 3, Inventories:
Inventories are measured using the last-in, first-out (LIFO) method of valuation because it results in a better matching of current costs and revenues. The excess of current costs over our carrying value of inventories was approximately $45,545,000 and $34,704,000 at December 31, 2022 and 2021, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $10,841,000 in 2022, $12,310,000 in 2021 and $636,000 in 2020. During 2020, there were liquidations of LIFO inventory layers. The effect of the liquidations (included in the preceding LIFO impact amounts) decreased cost of goods sold. The effect of the liquidations during 2020 decreased cost of goods sold by approximately $562,000 or $0.03 per diluted share of common stock. We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.
Note 4, Property and Equipment:
Property and equipment are summarized as follows:

(In thousands)	2022	2021
Land and improvements	$35,015	$35,015
Buildings and improvements	217,293	206,183
Furniture and fixtures	98,305	90,070
Equipment	61,270	56,895
Construction in progress	5,423	3,125
	417,306	391,288
Less accumulated depreciation	(279,831)	(265,189)
Property and equipment, net	$137,475	$126,099
Note 5, Credit Arrangement:
In October 2022 we entered into the Fourth Amendment to Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank to increase the revolving credit facility to $80,000,000, extend the maturity date to October 24, 2027, and replace the LIBOR rate with the SOFR rate as the interest rate benchmark.
The Credit Agreement is a $80,000,000 revolving credit facility secured by our inventory, accounts receivable, cash, and certain other personal property. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit. Amounts available to borrow are based on the lesser of the borrowing base or the $80,000,000 line amount. The credit facility contains covenants that, among other things, limit our ability to incur certain types of debt or liens, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The covenants also limit our ability to pay dividends if unused availability is less than $12,500,000.
We borrowed $43,800,000 under the Credit Agreement in March 2020 and repaid the borrowings in June 2020. The interest rates on the outstanding balance were based on the three-month Euro dollar LIBOR rate plus 1.25% and on a weighted average basis was approximately 2.37%.Total interest paid under the Credit Agreement was $400,000 for the year ended December 31, 2020. There were no borrowings under the facility for the years ended December 31, 2021 and December 31, 2022.
The borrowing base was $124,700,000 at December 31, 2022 and there were no outstanding letters of credit, accordingly, the net availability was $80,000,000.

Note 6, Accrued Liabilities and Other Liabilities:
Accrued liabilities and other liabilities consist of the following:

(In thousands)	2022	2021
Accrued liabilities:
Employee compensation, related taxes and benefits	$22,262	$21,651
Taxes other than income and withholding	8,862	7,319
Self-insurance reserves	5,892	5,268
Other	11,660	12,426
	$48,676	$46,664
Other liabilities:
Deferred compensation	8,158	9,201
SERP, noncurrent	6,342	8,298
Self-insurance reserves	2,204	3,038
Other	1,669	2,635
	$18,373	$23,172
Note 7, Income Taxes:
The provision for income taxes for the years ended December 31 consist of the following:

(In thousands)	2022	2021	2020
Current
Federal	$25,318	$22,832	$16,831
State	4,241	4,666	3,210
	29,559	27,498	20,041
Deferred
Federal	(628)	589	(1,217)
State	1,212	(355)	(1,241)
	584	234	(2,458)
Total income tax expense	$30,143	$27,732	$17,583
The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2022	2021	2020
Statutory rates applied to income before income taxes	$25,095	$24,949	$16,164
State income taxes, net of Federal tax benefit	4,888	3,836	2,057
State tax credits	(494)	(481)	(1,206)
Other	654	(572)	568
	$30,143	$27,732	$17,583
Our effective tax rate differs from the federal statutory rate primarily due to state income taxes. In 2020, we completed the computations and recorded in the fourth quarter, state quality jobs credits of $1,527,000 generated in 2018, 2019, and 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2022	2021
Deferred tax assets:
Property and equipment	$7,414	$6,944
Lease liabilities	55,322	57,588
Accrued liabilities	11,786	11,306
Retirement benefits	60	573
State tax credits	1,158	2,087
Other	702	676
Total deferred tax assets	76,442	79,174

Deferred tax liabilities:
Inventory related	7,058	6,389
Right-of-use lease assets	53,320	55,816
Other	563	594
Total deferred tax liabilities	60,941	62,799
Net deferred tax assets	$15,501	$16,375
We review our deferred tax assets to determine the need for a valuation allowance. Based on evidence, we concluded that it is more-likely-than-not that our deferred tax assets will be realized and therefore a valuation allowance is not required.
We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2019.
Uncertain Tax Positions
Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense. No amounts for uncertain tax positions were recorded for the years currently open under statute of limitations.
Cares Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We elected to defer the employer-paid portion of social security taxes beginning with pay dates on and after April 1, 2020 and through December 31, 2020 and deferred $1,607,000 which was repaid in 2021. During 2020, we recorded $2,301,000 for refundable employee retention credits reducing selling, general and administrative expenses.

Note 8, Leases:
We have operating leases for retail stores, offices, warehouses, and certain equipment. Our leases have remaining lease terms of between 1 year and 15 years, some of which include options to extend the leases for up to 20 years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by lessors. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.
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
On May 18, 2020, we completed a sale and leaseback transaction of three facilities which we initiated in April 2020 as part of our business continuity plan. The Coppell, TX location has approximately 394,000 distribution square feet used to serve our western stores, 44,000 retail square feet, and 20,000 square feet of office space used for a call center and general management purposes. The Lakeland, FL  property is a distribution center with approximately  335,000 square feet and the Colonial Heights property is a distribution facility with 129,000 square feet. The facilities were leased back to Havertys via 15-year operating lease agreements with renewal options.  The total sales price for these properties, excluding costs and taxes, was $70 million and their net book value was approximately $37.9 million. The gain of approximately $31.6 million was recognized in the second quarter of 2020 and is included in other income.
In August 2021, we repurchased the Colonial Heights property, that was part of the sale-leaseback transaction in 2021 for $8.5 million.
As of December 31, 2022, we have entered into one lease for an additional retail location which has not yet commenced and is under construction.
The table below presents the operating lease assets and liabilities recognized on the consolidated balance sheets as of December 31:

(in thousands)	2022	2021
Operating Lease Assets:
Right-of use lease assets	$207,390	$222,356
Operating Lease Liabilities:
Current lease liabilities	$34,442	$33,581
Non-current lease liabilities	186,845	196,771
Total operating lease liabilities	$221,287	$230,352
Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

The weighted-average remaining lease term and weighted-average discount rate for operating leases as of December 31 are:

	2022	2021
Weighted-average remaining lease term	7.6 years	8.1 years
Weighted-average discount rate	5.52%	5.62%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2022:

(in thousands)	Operating Leases
2023	$45,427
2024	41,650
2025	36,242
2026	32,013
2027	26,487
Thereafter	92,163
Total undiscounted future minimum lease payments	273,982
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(52,695)
Total operating lease liabilities	$221,287
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
Components of lease expense which are included in selling, general, and administrative expenses within our consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$46,449	$46,774	$44,854
Variable lease cost	6,969	6,680	5,827
Total lease expense	$53,418	$53,454	$50,681
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,513	$47,607
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,419	$25,025

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
A special cash dividend of $1.00 and $2.00 for Common Stock and $0.95 and $1.90 for Class A Common Stock was paid in the fourth quarter of 2022 and 2021. Total dividends paid on Common Stock were $31,432,000, $48,837,000 and $46,564,000 in 2022, 2021 and 2020, respectively. Total dividends paid on Class A Common Stock were $2,516,000, $3,609,000 and $3,957,000 in 2022, 2021 and 2020, respectively.
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
The following table summarizes information about our SERP.

(In thousands)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of the year	$8,756	$9,001
Interest cost	241	213
Actuarial (gains) losses	(1,832)	(99)
Benefits paid	(359)	(359)
Benefit obligation at end of year	6,806	8,756
Change in plan assets:
Employer contribution	359	359
Benefits paid	(359)	(359)
Fair value of plan assets at end of year	—	—
Funded status of the plan – (underfunded)	$(6,806)	$(8,756)
Accumulated benefit obligations	$6,806	$8,756
Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2022	2021
Current liabilities	$(464)	$(458)
Noncurrent liabilities	(6,342)	(8,298)
	$(6,806)	$(8,756)
The net actuarial loss recognized in accumulated other comprehensive income (loss) before the effect of income taxes was $148,000 in 2022 and $2,198,000 in 2021.

Net pension cost included the following components:

(In thousands)	2022	2021	2020
Interest cost on projected benefit obligation	$241	$213	$266
Amortization of actuarial loss	218	257	159
Net pension costs	$459	$470	$425
There are no actuarial loss amounts expected to be amortized from accumulated other comprehensive loss into net periodic cost in 2023.
Assumptions
We use a measurement date of December 31 for our SERP plan. Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2022	2021	2020
Discount rate	2.80%	2.41%	3.29%
Rate of compensation increase	n/a	n/a	n/a
Assumptions used to determine benefit obligations at December 31 for the SERP are as follows:

	2022	2021
Discount rate	5.43%	2.80%
Rate of compensation increase	n/a	n/a
Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years. These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2022.

(In thousands)	2023	2024	2025	2026	2027	2028-2032
Benefit Payments	$464	$470	$514	$568	$586	$2,711
Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute. We match employee contributions 100% up to 4% of a participant’s compensation, with a maximum match per participant of $12,200 in 2022 and $11,600 in 2021. We suspended the matching contribution for six weeks during 2020 as part of our business continuity plan. We expensed employer contributions of approximately $6,431,000, $6,046,000 and $4,069,000 in 2022, 2021 and 2020, respectively.
We offer participation in a self-directed, non-qualified deferred compensation plan to certain executives and employees. The plan allows a participant to defer a portion of their income. We may also make annual contributions based on the participant’s annual deferral, and our contributions were approximately $69,000, $74,000 and $43,000 in 2022, 2021, and 2020, respectively. The investments for the plan (and its predecessor plan) are held in rabbi trusts and are used to meet the obligations of the plans and precludes us from using such assets for operating purposes. The plans’ assets totaled approximately $8,152,000 and $9,184,000 at December 31, 2022 and 2021, respectively, and are included in other assets. The related liability under the plans of approximately $8,158,000 and $9,201,000 at December 31, 2022 and 2021, respectively, is included in other liabilities.
We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note 11, Accumulated Other Comprehensive Loss:
The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive loss on our Consolidated Balance Sheets to the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning balance	$(2,293)	$(2,560)	$(2,087)
Other comprehensive income (loss)
Defined benefit pension plan:
Net gain (loss) during year	1,832	99	(791)
Amortization of net loss(1)	218	257	159
	2,050	356	(632)
Tax expense (benefit)	513	89	(159)
Total other comprehensive income (loss)	1,537	267	(473)
Ending balance	$(756)	$(2,293)	$(2,560)
(1)These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.

Note 12, Stock-Based Compensation Plans:
We have issued and outstanding awards under two employee compensation plans, the 2022 Long-Term Incentive Plan (the “2022 LTIP Plan”) and the 2014 Long Term Incentive Plan (the “2014 LTIP Plan”). No new awards may be granted under the 2014 LTIP Plan. Grants of stock-settled appreciation rights, restricted units, and performance units have been made to certain officers and key employees. All equity awards are settled in shares of Common Stock. As of December 31, 2022, approximately 1,241,000 shares were available for awards under the 2022 LTIP Plan.
The following table summarizes our equity award activity during the years ended December 31, 2022, 2021, and 2020:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards		Stock-Settled Appreciation Rights
	Shares or Units (#)	Weighted-Average Award Price($)	Shares or Units(#)	Weighted-Average Award Price ($)	Rights(#)	Weighted-Average Award Price($)
Outstanding at December 31, 2019	234,810	20.93	214,809	21.38	7,500	18.14
Granted	145,375	20.42	120,727	20.42	—	—
Awards vested or rights exercised	(130,434)	20.69	(44,875)	22.12	(7,500)	18.14
Forfeited	(10,470)	20.41	(273)	20.37	—	—
Units forfeited due to performance	—	—	(76,493)	20.29	—	—
Outstanding at December 31, 2020	239,281	20.77	213,895	21.08	—	—
Granted	120,221	33.29	93,685	32.83	—	—
Awards vested or rights exercised	(130,323)	21.28	(56,578)	22.95	—	—
Forfeited	(10,097)	25.85	—	—	—	—
Additional units earned due to performance	—	—	77,265	20.42	—	—
Outstanding at December 31, 2021	219,082	27.10	328,267	23.96	—	—
Granted	155,681	28.88	103,104	28.86
Awards vested or rights exercised	(122,680)	27.13	(34,940)	20.28
Forfeited	(14,781)	28.55	(19,033)	26.12
Additional units earned due to performance	—	—	59,249	32.83
Outstanding at December 31, 2022	237,302	28.16	436,647	26.56	—	—
Restricted units expected to vest	237,302	28.16	439,637	26.57	—	—

The total fair value of service-based restricted stock awards that vested in 2022, 2021 and 2020 was approximately $3,338,000, $6,069,000 and $1,798,000, respectively. The aggregate intrinsic value of outstanding restricted stock awards was $7,095,000 at December 31, 2022. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year or three-year periods.
The total fair value of performance-based restricted stock awards that vested in 2022, 2021 and 2020 was approximately $993,000, $2,046,000 and $755,000, respectively. The aggregate intrinsic value of outstanding performance awards at December 31, 2022 expected to vest was $13,142,000. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.

The fair value for stock-settled appreciation rights were estimated at the date of grant using a Black‑Scholes pricing model. The intrinsic value of stock-settled appreciation rights exercised during 2020 was approximately $18,000. There were no stock-settled appreciation rights outstanding at December 31, 2020 and there have been no subsequent grants.
The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $7,195,000, $8,213,000 and $4,375,000 in 2022, 2021 and 2020, respectively. Forfeitures are recognized as they occur. The tax (benefit) expense recognized related to all awards was approximately $(73,000), $(1,011,000) and $293,000 in 2022, 2021 and 2020, respectively. As of December 31, 2022, the total compensation cost related to unvested equity awards was approximately $6,126,000 and is expected to be recognized over a weighted-average period of 1.6 years.
Note 13, Earnings Per Share:
The following is a reconciliation of the income (loss) and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2022	2021	2020
Common:
Distributed earnings	$31,432	$48,837	$46,564
Undistributed earnings	51,290	35,653	7,954
Basic	82,722	84,490	54,518
Class A Common earnings	6,636	6,313	4,630
Diluted	$89,358	$90,803	$59,148
Class A Common:
Distributed earnings	$2,516	$3,609	$3,957
Undistributed earnings	4,120	2,704	673
	$6,636	$6,313	$4,630

Denominator:	2022	2021	2020
Common:
Weighted average shares outstanding - basic	15,225	16,710	17,128
Assumed conversion of Class A Common Stock	1,284	1,330	1,522
Dilutive awards and common stock equivalents	529	503	282
Total weighted average diluted Common Stock	17,038	18,543	18,932
Class A Common:
Weighted average shares outstanding	1,284	1,330	1,522

Basic net earnings per share
Common Stock	$5.43	$5.06	$3.18
Class A Common Stock	$5.17	$4.75	$3.04
Diluted net earnings per share
Common Stock	$5.24	$4.90	$3.12
Class A Common Stock	$5.07	$4.69	$3.04

Note 14, Selected Quarterly Financial Data (Unaudited):
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	2022 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$238,947	$253,216	$274,495	$280,557
Gross profit	140,962	146,608	156,720	159,935
Income before taxes	25,720	28,668	32,609	32,504
Net income	19,361	21,708	24,551	23,738
Basic net earnings per share:
Common	1.14	1.31	1.51	1.48
Class A Common	1.08	1.25	1.43	1.40
Diluted net earnings per share:
Common	1.11	1.27	1.46	1.42
Class A Common	1.05	1.22	1.40	1.39

	2021 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$236,491	$249,989	$260,378	$265,940
Gross profit	135,034	141,501	148,003	150,087
Income before taxes	25,364	29,169	31,903	32,099
Net income	19,406	22,858	24,233	24,306
Basic net earnings per share:
Common	1.07	1.25	1.35	1.39
Class A Common	1.00	1.18	1.28	1.31
Diluted net earnings per share:
Common	1.04	1.21	1.31	1.35
Class A Common	0.98	1.16	1.25	1.33
Because of rounding the amounts will not necessarily add to the totals computed for the year. Also because of rounding and the use of the two-class method in calculating per share data, the quarterly per share data will not necessarily add to the annual totals.

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc.

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2022:
Refund on estimated returns and allowances	$2,447	$26,802	$26,661	$2,588

Year ended December 31, 2021:
Refund on estimated returns and allowances	$2,378	$25,563	$25,494	$2,447

Year ended December 31, 2020:
Reserve for cancelled sales and allowances	$2,023	$17,094	$16,739	$2,378
(1)Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.
(2)Refund on estimated returns and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2023.

HAVERTY FURNITURE COMPANIES, INC.

By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 8, 2023.

/s/ CLARENCE H. SMITH	/s/ RICHARD B. HARE
Clarence H. Smith	Richard B. Hare
Chairman of the Board and Chief Executive Officer (principal executive officer)	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ MICHAEL R. COTE	/s/ MYLLE H. MANGUM
Michael R. Cote	Mylle H. Mangum
Director	Director

/s/ L. ALLISON DUKES	/s/ VICKI R. PALMER
L. Allison Dukes	Vicki R. Palmer
Director	Director

/s/ RAWSON HAVERTY, JR.	/s/ DEREK G. SCHILLER
Rawson Haverty, Jr.	Derek G. Schiller
Director	Director

/s/ G. THOMAS HOUGH	/s/ AL TRUJILLO
G. Thomas Hough	Al Trujillo
Lead Director	Director