Form 10-Q
period 2023-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2023-05-05
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of May 1, 2023, were: Common Stock – 14,981,347; Class A Common Stock – 1,283,260.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$120,170	$123,126
Restricted cash and cash equivalents	6,876	6,804
Inventories	114,254	118,333
Prepaid expenses	11,430	9,707
Other current assets	19,590	18,283
Total current assets	272,320	276,253
Property and equipment, net	139,212	137,475
Right-of-use lease assets	207,673	207,390
Deferred income taxes	16,332	15,501
Other assets	12,878	12,430
Total assets	$648,415	$649,049
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,632	$23,345
Customer deposits	46,382	47,969
Accrued liabilities	40,372	48,676
Current lease liabilities	36,180	34,442
Total current liabilities	138,566	154,432
Noncurrent lease liabilities	185,866	186,845
Other liabilities	27,571	18,373
Total liabilities	352,003	359,650

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2023 – 30,122; 2022 – 30,006	30,122	30,006
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2023 – 1,806; 2022 – 1,806	1,806	1,806
Additional paid-in capital	107,759	108,706
Retained earnings	406,237	398,393
Accumulated other comprehensive loss	(756)	(756)
Less treasury stock at cost – Common Stock (2023 – 15,140 and 2022 – 15,140 shares) and Convertible Class A Common Stock (2023 and 2022 – 522 shares)	(248,756)	(248,756)
Total stockholders’ equity	296,412	289,399
Total liabilities and stockholders’ equity	$648,415	$649,049
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2023	2022

Net sales	$224,754	$238,946
Cost of goods sold	91,969	97,985
Gross profit	132,785	140,961

Expenses:
Selling, general and administrative	118,361	115,154
Other (income) expense, net	(4)	161
Total expenses	118,357	115,315

Income before interest and income taxes	14,428	25,646
Interest income, net	1,010	74

Income before income taxes	15,438	25,720
Income tax expense	3,066	6,359
Net income	$12,372	$19,361

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $14 in 2022	$—	$40

Comprehensive income	$12,372	$19,401

Basic earnings per share:
Common Stock	$0.77	$1.14
Class A Common Stock	$0.72	$1.08

Diluted earnings per share:
Common Stock	$0.74	$1.11
Class A Common Stock	$0.71	$1.05

Cash dividends per share:
Common Stock	$0.28	$0.25
Class A Common Stock	$0.26	$0.23
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$12,372	$19,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,362	4,272
Share-based compensation expense	1,957	2,307
Other	(840)	(1,877)
Changes in operating assets and liabilities:
Inventories	4,079	(7,826)
Customer deposits	(1,587)	(369)
Other assets and liabilities	5,721	1,120
Accounts payable and accrued liabilities	(14,990)	3,590
Net cash provided by operating activities	11,074	20,578

Cash Flows from Investing Activities:
Capital expenditures	(6,655)	(7,107)
Proceeds from sale of land, property and equipment	13	—
Net cash used in investing activities	(6,642)	(7,107)

Cash Flows from Financing Activities:
Dividends paid	(4,528)	(4,260)
Common stock repurchased	—	(12,501)
Other	(2,788)	(517)
Net cash used in financing activities	(7,316)	(17,278)

Decrease in cash, cash equivalents and restricted cash equivalents during the period	(2,884)	(3,807)
Cash, cash equivalents and restricted cash equivalents at beginning of period	129,930	172,862
Cash, cash equivalents and restricted cash equivalents at end of period	$127,046	$169,055
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
NOTE B – Stockholders’ Equity
The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.
For the three months ended March 31, 2023:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2022	$30,006	$1,806	$108,706	$398,393	$(756)	$(248,756)	$289,399
Net income				12,372			12,372
Dividends declared:
Common Stock, $0.28 per share				(4,194)			(4,194)
Class A Common Stock, $0.26 per share				(334)			(334)
Restricted stock issuances	116		(2,904)				(2,788)
Amortization of restricted stock			1,957				1,957
Balances at March 31, 2023	$30,122	$1,806	$107,759	$406,237	$(756)	$(248,756)	$296,412

INDEX
For the three months ended March 31, 2022:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2021	$29,907	$1,809	$102,572	$342,983	$(2,293)	$(219,008)	$255,970
Net income				19,361			19,361
Dividends declared:
Common Stock, $0.25 per share				(3,964)			(3,964)
Class A Common Stock, $0.23 per share				(296)			(296)
Acquisition of treasury stock						(12,501)	(12,501)
Restricted stock issuances	17		(534)				(517)
Amortization of restricted stock			2,307				2,307
Other comprehensive income					40		40
Balances at March 31, 2022	$29,924	$1,809	$104,345	$358,084	$(2,253)	$(231,509)	$260,400

NOTE C – Interim LIFO Calculations
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
NOTE D – Fair Value of Financial Instruments
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
NOTE E – Credit Agreement
We have an $80.0 million revolving credit facility (the “Credit Agreement”) secured primarily by our inventory and maturing on October 24, 2027. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit.
At March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $125.7 million and net availability was $80.0 million at March 31, 2023.

INDEX
NOTE F – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $46.4 million and $48.0 million at March 31, 2023 and December 31, 2022, respectively. Of the customer deposit liabilities at December 31, 2022, approximately $3.1 million have not been recognized through net sales in the three months ended March 31, 2023.
The following table presents our revenues disaggregated by each major product category and service (dollars in thousands, amounts and percentages may not always add due to rounding):

(In thousands)	Three Months Ended March 31,
	2023		2022
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$34,546	15.4%	$31,348	13.1%
Dining Room Furniture	25,586	11.4	26,022	10.9
Occasional	19,210	8.5	16,818	7.0
	79,342	35.3	74,188	31.0
Upholstery	95,846	42.6	111,186	46.5
Mattresses	18,411	8.2	19,733	8.3
Accessories and Other (1)	31,155	13.9	33,839	14.2
	$224,754	100.0%	$238,946	100.0%

(1)	Includes delivery charges and product protection.

NOTE G – Leases
We have operating leases for retail stores, offices, warehouses, and certain equipment. Our leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 20 years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by lessors. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.
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
As of March 31, 2023, we had entered into two leases for additional retail locations which had not yet commenced.

INDEX
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$11,787	$11,739
Variable lease cost	1,696	1,695
Total lease expense	$13,483	$13,434

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,311	$9,629
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,048	$8,382
NOTE H – Income Taxes
Our effective tax rate for the three months ended March 31, 2023 and 2022 was 19.9% and 24.7%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and the impact from vested stock awards.
NOTE I – Stock Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2022 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the three months ended March 31, 2023:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2022	237,302	$28.16	436,647	$26.56
Granted/Issued	174,998	33.06	106,557	33.08
Awards vested or rights exercised(1)			(188,980)	20.42
Forfeited	(6,836)	29.32
Additional units earned due to performance			3,752	28.86
Outstanding at March 31, 2023	405,464	$30.26	357,976	$31.76
Restricted units expected to vest	405,464	$30.26	338,796	$31.69

(1)	Includes shares repurchased from employees for employee’s tax liability.

INDEX
The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $12.9 million at March 31, 2023. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the three months ended March 31, 2023 was approximately $7.1 million. The aggregate intrinsic value of outstanding performance awards at March 31, 2023 expected to vest was approximately $11.4 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $2.0 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. Forfeitures are recognized as they occur. As of March 31, 2023, the total compensation cost related to unvested equity awards was approximately $12.7 million and is expected to be recognized over a weighted-average period of two years.

INDEX
NOTE J – Earnings Per Share
We report our earnings per share using the two-class method. The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on the contractual rights of the classes.
The Common Stock of the Company has a preferential dividend rate of at least 105% of the dividend paid on the Class A Common Stock. The Class A Common Stock has greater voting rights which include: voting as a separate class for the election of 75% of the total number of directors and on all other matters subject to shareholder vote has ten votes per share as opposed to one vote per share for the Common Stock. Class A Common Stock may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class A Common Stock.

	Three Months Ended March 31,
	2023	2022
Numerator:
Common:
Distributed earnings	$4,195	$3,964
Undistributed earnings	7,250	14,008
Basic	11,445	17,972
Class A Common earnings	927	1,389
Diluted	$12,372	$19,361

Class A Common:
Distributed earnings	$333	$296
Undistributed earnings	594	1,093
	$927	$1,389
Denominator:
Common:
Weighted average shares outstanding - basic	14,907	15,706
Assumed conversion of Class A Common Stock	1,283	1,287
Dilutive options, awards and common stock equivalents	594	520
Total weighted-average diluted Common Stock	16,784	17,513

Class A Common:
Weighted average shares outstanding	1,283	1,287

Basic earnings per share:
Common Stock	$0.77	$1.14
Class A Common Stock	$0.72	$1.08

Diluted earnings per share:
Common Stock	$0.74	$1.11
Class A Common Stock	$0.71	$1.05

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”).
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
The following table outlines our sales and comp-store sales increases and decreases for the periods and from the prior year indicated:

	2023					2022
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$224.8	(5.9)%	$(14.2)	(6.7)%	$(16.0)	$238.9	1.0%	$2.5	0.2%	$0.4
Total sales for the first quarter of 2023 decreased $14.2 million, or 5.9%, compared to 2022. Our comp-store sales decreased 6.7%, or $16.0 million, in the first quarter of 2023 compared to 2022.
Impacting sales were continued inflationary pressures, stock market volatility, and rising interest rates, all of which had a negative affect on discretionary spending. Written business for the first quarter of 2023 was down 11.7% compared to 2022. Our written business for the first quarter of 2023 compared to the "normal" pre-pandemic first quarter of 2019 was up 10.9% and written comp-store sales were up 6.9%.
Our free in-home design service continues to grow, and designer sales were 26.0% of our total written business for the first quarter of 2023 compared to 23% for 2022. Average ticket increased 4.1% for the first quarter of 2023 compared to the first quarter of 2022 largely due to the increase in in-home design sales.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross Profit
Gross profit for the first quarter of 2023 was 59.1%, up 10 basis points compared to the prior year period of 59.0%. The increase is primarily due to pricing discipline and merchandise mix.
We expect annual gross profit margins for 2023 will be 58.5% to 59.0%. Gross profit margins fluctuate quarter to quarter in relation to our promotional cadence. Our estimated gross profit margins are based on anticipated changes in product and freight costs and their impact on our LIFO reserve.
Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
Our SG&A costs as a percent of sales for the first quarter of 2023 were 52.7% versus 48.2% for 2022. SG&A dollars increased $3.2 million, or 2.8%, for the first quarter of 2023 compared to the same prior year period. The change is driven by higher costs associated with selling expense of $1.4 million, higher occupancy costs of $2.0 million, increase in administrative expenses of $1.3 million, and a decrease in warehouse and delivery costs of $1.4 million.
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
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended March 31,
	2023		2022
	$	% of Net Sales	$	% of Net Sales
Variable	$44,867	20.0%	$44,384	18.6%
Fixed and discretionary	73,494	32.7%	70,770	29.6%
	$118,361	52.7%	$115,154	48.2%
The variable expenses in dollars were higher in the first quarter of 2023 compared to 2022 primarily due to the increase in third-party credit costs partly offset by a reduction in warehouse temporary labor.
Fixed and discretionary expenses were impacted in the first quarter of 2023 primarily by increases in occupancy costs and administrative expenses compared to the prior year quarter.
Our variable expenses within SG&A for the full year of 2023 are anticipated to be 19.5% to 19.7%. Fixed and discretionary expenses are expected to be approximately $289.0 to $292.0 million for the full year of 2023, a decrease from our previous guidance based on changes in our marketing spend and warehouse and delivery costs.
Liquidity and Capital Resources
Cash and Cash Equivalents at End of Year
At March 31, 2023, we had $120.2 million in cash and cash equivalents, and $6.9 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Long-Term Debt
In October 2022, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank. The Credit Agreement, which matures October 24, 2027, provides for a $80.0 million revolving credit facility. The borrowing based at March 31, 2023 was $125.7 million and the net availability was $80.0 million.
Leases
We lease a portion of our real estate, including our stores, distribution centers, and store support space, pursuant to operating leases.
Share Repurchases
In August 2022, our board of directors authorized $25.0 million under a share repurchase program. No shares of common stock were purchased during the three months ended March 31, 2023. There is approximately $20.0 million at March 31, 2023 that may be purchased under the existing authorization.

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
Net cash provided by operating activities was $11.1 million in the first three months of 2023 compared to $20.6 million during the same period in 2022. This difference resulted primarily from changes in working capital and a decrease in net income. Working capital was impacted by a reduction in customer deposits as the backlog was reduced in 2023 and the timing of vendor payments, compared against higher inventories in 2022 due to the receipt of delayed product and merchandise and freight cost inflation.
Investing Activities. Cash used in investing activities decreased by $0.5 million in the first three months of 2023 compared to the first three months of 2022, due to lower capital expenditure spend.
Financing Activities. Cash used in financing activities of decreased by $10.0 million in the first three months of 2023 compared to the first three months of 2022, primarily due to $12.5 million of share repurchases in 2022 and none in 2023.
Store Plans and Capital Expenditures

Location	Opening Quarter Actual or Planned	Category
Durham, NC	Q-1-23	Open
Atlanta, GA	Q-3-23	Closure - Outlet
Charlotte, NC	Q-3-23	Open
Dayton, OH	Q-4-23	Open
Richmond, VA	Q-4-23	Open - Outlet
Assuming the new stores open and existing stores close as planned, the above activity and other changes should increase net selling space in 2023 approximately 1.6% over net selling space in 2022. We entered into a purchase agreement March 31, 2023 to acquire our Lakeland, Florida distribution facility for approximately $28.2 million. We previously owned the facility prior to selling it to the landlord in May 2020 in a sale leaseback transaction. We expect this property acquisition to close in the second quarter of 2023.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Total capital expenditures are estimated to be $53.1 million (inclusive of the $28.2 million for the property acquisition described above) in 2023 depending on the timing of spending for these projects.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K. Our exposure to market risk has not changed materially since December 31, 2022.
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our Common Stock and Class A Common Stock. A program was initially approved by the board on November 3, 1986. On August 5, 2022, the board authorized additional amounts under such stock repurchase program. The stock repurchase program has no expiration date but may be terminated by our board at any time. No shares of common stock were purchased during the three months ended March 31, 2023. There is approximately $20.0 million at March 31, 2023 that may be purchased under the existing authorization.

INDEX
Item 6.    Exhibits
(a)Exhibits
The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended and restated effective February 24, 2023 (Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022).
10.1
Purchase Agreement, dated as of March 31, 2023, by and between HF Lakeland FL Landlord, LLC and Haverty Furniture Companies, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2023).

*^10.2	Second Amendment to the Amended and Restated Retailer Program Agreement between Haverty Furniture Companies, Inc. and Synchrony Bank (formerly GE Capital Retail Bank).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
^ Portions of this exhibit identified by brackets [***] is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type Havertys treats as private or confidential.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: May 5, 2023	By:	/s/ Clarence H. Smith
Clarence H. Smith Chairman of the Board and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)