Form 10-Q
period 2023-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2023-08-07
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of August 1, 2023, were: Common Stock – 15,091,349; Class A Common Stock – 1,281,395.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$109,143	$123,126
Restricted cash and cash equivalents	6,959	6,804
Inventories	114,722	118,333
Prepaid expenses	11,734	9,707
Other current assets	14,914	18,283
Total current assets	257,472	276,253
Property and equipment, net	169,091	137,475
Right-of-use lease assets	199,698	207,390
Deferred income taxes	16,829	15,501
Other assets	13,100	12,430
Total assets	$656,190	$649,049
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,289	$23,345
Customer deposits	45,589	47,969
Accrued liabilities	41,798	48,676
Current lease liabilities	36,799	34,442
Total current liabilities	144,475	154,432
Noncurrent lease liabilities	178,835	186,845
Other liabilities	27,297	18,373
Total liabilities	350,607	359,650

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2023 – 30,218; 2022 – 30,006	30,218	30,006
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2023 – 1,806; 2022 – 1,806	1,806	1,806
Additional paid-in capital	109,731	108,706
Retained earnings	413,143	398,393
Accumulated other comprehensive loss	(756)	(756)
Less treasury stock at cost – Common Stock (2023 – 15,128 and 2022 – 15,140 shares) and Convertible Class A Common Stock (2023 and 2022 – 522 shares)	(248,559)	(248,756)
Total stockholders’ equity	305,583	289,399
Total liabilities and stockholders’ equity	$656,190	$649,049
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$206,289	$253,216	$431,042	$492,162
Cost of goods sold	81,394	106,608	173,363	204,593
Gross profit	124,895	146,608	257,679	287,569

Expenses:
Selling, general and administrative	110,016	118,129	228,377	233,283
Other (income) expense, net	14	(45)	9	115
Total expenses	110,030	118,084	228,386	233,398

Income before interest and income taxes	14,865	28,524	29,293	54,171
Interest income, net	973	144	1,983	218

Income before income taxes	15,838	28,668	31,276	54,389
Income tax expense	4,046	6,960	7,112	13,319
Net income	$11,792	$21,708	$24,164	$41,070

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $13 and $27 in 2022	$—	$41	$—	$81

Comprehensive income	$11,792	$21,749	$24,164	$41,151

Basic earnings per share:
Common Stock	$0.73	$1.31	$1.49	$2.45
Class A Common Stock	$0.68	$1.25	$1.41	$2.33

Diluted earnings per share:
Common Stock	$0.70	$1.27	$1.44	$2.37
Class A Common Stock	$0.67	$1.22	$1.38	$2.27

Cash dividends per share:
Common Stock	$0.30	$0.28	$0.58	$0.53
Class A Common Stock	$0.28	$0.26	$0.54	$0.49
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$24,164	$41,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,017	8,664
Share-based compensation expense	4,439	4,196
Other	(256)	(1,444)
Changes in operating assets and liabilities:
Inventories	3,611	(22,022)
Customer deposits	(2,380)	(8,135)
Other assets and liabilities	11,637	(966)
Accounts payable and accrued liabilities	(10,104)	4,942
Net cash provided by operating activities	40,128	26,305

Cash Flows from Investing Activities:
Capital expenditures	(40,482)	(13,548)
Proceeds from sale of land, property and equipment	23	52
Net cash used in investing activities	(40,459)	(13,496)

Cash Flows from Financing Activities:
Dividends paid	(9,414)	(8,819)
Common stock repurchased	—	(25,001)
Taxes on vested restricted shares	(4,083)	(1,675)
Net cash used in financing activities	(13,497)	(35,495)

Decrease in cash, cash equivalents and restricted cash equivalents during the period	(13,828)	(22,686)
Cash, cash equivalents and restricted cash equivalents at beginning of period	129,930	172,862
Cash, cash equivalents and restricted cash equivalents at end of period	$116,102	$150,176
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

INDEX
NOTE B – Stockholders’ Equity
The following outlines the changes in each caption of stockholders’ equity for the current and comparative periods and the dividends per share for each class of shares.
For the three months ended June 30, 2023:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2023	$30,122	$1,806	$107,759	$406,237	$(756)	$(248,756)	$296,412
Net income				11,792			11,792
Dividends declared:
Common Stock, $0.30 per share				(4,527)			(4,527)
Class A Common Stock, $0.28 per share				(359)			(359)
Restricted stock issuances	96		(1,390)				(1,294)
Amortization of restricted stock			2,482				2,482
Directors' Compensation Plan			880			197	1,077
Balances at June 30, 2023	$30,218	$1,806	$109,731	$413,143	$(756)	$(248,559)	$305,583
For the six months ended June 30, 2023:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2022	$30,006	$1,806	$108,706	$398,393	$(756)	$(248,756)	$289,399
Net income				24,164			24,164
Dividends declared:
Common Stock, $0.58 per share				(8,721)			(8,721)
Class A Common Stock, $0.54 per share				(693)			(693)
Restricted stock issuances	212		(4,294)				(4,082)
Amortization of restricted stock			4,439				4,439
Directors' Compensation Plan			880			197	1,077
Balances at June 30, 2023	$30,218	$1,806	$109,731	$413,143	$(756)	$(248,559)	$305,583

INDEX
For the three months ended June 30, 2022:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2022	$29,924	$1,809	$104,345	$358,084	$(2,253)	$(231,509)	$260,400
Net income				21,708			21,708
Dividends declared:
Common Stock, $0.28 per share				(4,225)			(4,225)
Class A Common Stock, $0.26 per share				(333)			(333)
Class A conversion	3	(3)					—
Acquisition of treasury stock						(12,500)	(12,500)
Restricted stock issuances	79		(1,244)				(1,165)
Amortization of restricted stock			1,889				1,889
Directors' Compensation Plan			684			227	911
Other comprehensive income					41		41
Balances at June 30, 2022	$30,006	$1,806	$105,674	$375,234	$(2,212)	$(243,782)	$266,726

For the six months ended June 30, 2022:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2021	$29,907	$1,809	$102,572	$342,983	$(2,293)	$(219,008)	$255,970
Net income				41,070			41,070
Dividends declared:
Common Stock, $0.53 per share				(8,189)			(8,189)
Class A Common Stock, $0.49 per share				(630)			(630)
Class A conversion	3	(3)					—
Acquisition of treasury stock						(25,001)	(25,001)
Restricted stock issuances	96		(1,778)				(1,682)
Amortization of restricted stock			4,196				4,196
Directors' Compensation Plan			684			227	911
Other comprehensive income					81		81
Balances at June 30, 2022	$30,006	$1,806	$105,674	$375,234	$(2,212)	$(243,782)	$266,726

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
At June 30, 2023 and December 31, 2022, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $141.4 million at June 30, 2023 and there were no outstanding letters of credit, accordingly, net availability was $80.0 million.
NOTE F – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $45.6 million and $48.0 million at June 30, 2023 and December 31, 2022, respectively. Of the customer deposit liabilities at December 31, 2022, approximately $1.1 million have not been recognized through net sales in the six months ended June 30, 2023.
The following table presents our revenues disaggregated by each major product category and service:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$33,935	16.5%	$41,535	16.4%	$68,483	15.9%	$72,885	14.8%
Dining Room Furniture	22,952	11.1	25,156	9.9	48,537	11.3	51,178	10.4
Occasional	16,301	7.9	20,188	8.0	35,510	8.2	37,007	7.5
	73,188	35.5	86,879	34.3	152,530	35.4	161,070	32.7
Upholstery	86,574	42.0	109,641	43.3	182,420	42.3	220,825	44.9
Mattresses	18,985	9.2	22,010	8.7	37,397	8.7	41,743	8.5
Accessories and Other (1)	27,542	13.4	34,686	13.7	58,695	13.6	68,524	13.9
	$206,289	100.0%	$253,216	100.0%	$431,042	100.0%	$492,162	100.0%

(1)	Includes delivery charges and product protection.

INDEX
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
As of June 30, 2023, there were no leases for additional retail locations which had not yet commenced.
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$12,310	$11,973	$24,098	$23,712
Variable lease cost	978	1,783	2,674	3,478
Total lease expense	$13,288	$13,756	$26,772	$27,190

In May 2023, we purchased our Florida distribution center for approximately $28.0 million and entered into an early termination agreement of a lease on a retail location in exchange for approximately $3.0 million. This purchase and lease modification decreased our right of use assets and lease liabilities approximately $16.0 million.
Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,519	$21,533
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29,334	$15,763

NOTE H – Income Taxes
Our effective tax rate for the six months ended June 30, 2023 and 2022 was 22.7% and 24.5%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and the impact from vested stock awards.

INDEX
NOTE I – Stock Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2022 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the six months ended June 30, 2023:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2022	237,302	$28.16	436,647	$26.56
Granted/Issued	174,998	33.06	106,557	33.08
Awards vested or rights exercised(1)	(146,610)	27.07	(188,980)	20.42
Forfeited	(10,446)	30.26
Additional units earned due to performance			3,752	28.86
Outstanding at June 30, 2023	255,244	$32.07	357,976	$31.76
Restricted units expected to vest	255,244	$32.07	330,485	$31.66

(1)	Includes shares repurchased from employees for employee’s tax liability.
The total fair value of service-based restricted stock awards that vested during the six months ended June 30, 2023 was approximately $3.7 million. The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $7.7 million at June 30, 2023. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the six months ended June 30, 2023 was approximately $7.1 million. The aggregate intrinsic value of outstanding performance awards at June 30, 2023 expected to vest was approximately $10.0 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $4.4 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively. Forfeitures are recognized as they occur. As of June 30, 2023, the total compensation cost related to unvested equity awards was approximately $9.8 million and is expected to be recognized over a weighted-average period of two years.

INDEX
NOTE J – Earnings Per Share
We report our earnings per share using the two-class method. The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on the contractual rights of the classes.
The Common Stock of the Company has a preferential dividend rate of at least 105% of the dividend paid on the Class A Common Stock. Holders of the Class A Common Stock have greater voting rights which include voting as a separate class for the election of up to 75% of the total number of directors whereas holders of the Common Stock vote as a separate class for the election of at least 25% of the total number of directors. On all other matters subject to shareholder vote, holders of the Class A Common Stock have ten votes per share as opposed to holders of the Common Stock receiving one vote per share. Class A Common Stock may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class A Common Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Common:
Distributed earnings	$4,527	$4,225	$8,721	$8,189
Undistributed earnings	6,387	15,884	13,637	29,893
Basic	10,914	20,109	22,358	38,082
Class A Common earnings	878	1,599	1,806	2,988
Diluted	$11,792	$21,708	$24,164	$41,070

Class A Common:
Distributed earnings	$359	$333	$693	$630
Undistributed earnings	519	1,266	1,113	2,358
	$878	$1,599	$1,806	$2,988
Denominator:
Common:
Weighted average shares outstanding - basic	15,046	15,327	14,977	15,516
Assumed conversion of Class A Common Stock	1,283	1,283	1,283	1,285
Dilutive options, awards and common stock equivalents	417	482	506	501
Total weighted-average diluted Common Stock	16,746	17,092	16,766	17,302

Class A Common:
Weighted average shares outstanding	1,283	1,283	1,283	1,285

Basic earnings per share:
Common Stock	$0.73	$1.31	$1.49	$2.45
Class A Common Stock	$0.68	$1.25	$1.41	$2.33

Diluted earnings per share:
Common Stock	$0.70	$1.27	$1.44	$2.37
Class A Common Stock	$0.67	$1.22	$1.38	$2.27

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
The following table outlines our sales and comp-store sales increases and decreases for the periods and from the prior year indicated:

	2023					2022
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$224.8	(5.9)%	$(14.2)	(6.7)%	$(16.0)	$238.9	1.0%	$2.5	0.2%	$0.4
Q2	$206.3	(18.5)%	$(46.9)	(19.1)%	$(48.0)	$253.2	1.3%	$3.2	1.1%	$2.7
YTD Q2	$431.0	(12.4)%	$(61.1)	(13.1)%	$(64.0)	$492.1	1.2%	$5.7	0.7%	$3.2
Total sales for the second quarter of 2023 decreased $46.9 million, or 18.5%, compared to 2022. Our comp-store sales decreased 19.1% or $48 million, in the second quarter of 2023 compared to 2022.
Impacting sales were continued inflationary pressures, stock market volatility, and rising interest rates, all of which had a negative effect on discretionary spending. Written business for the second quarter of 2023 compared to the second quarter of 2022 was down 14.7% and written comp-store sales were down 15.2%.
Our free in-home design service is being used by more customers and accordingly, our average ticket has increased. Designers helped drive 28.6% of our total written business for the second quarter of 2023 compared to 24.8% for 2022 and average ticket increased 3.2% for the respective periods.
Gross Profit
Gross profit for the second quarter of 2023 was 60.5%, up 260 basis points compared to the prior year period of 57.9%. The increase is primarily due to reductions in freight and product costs. In 2023, the

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
change in the LIFO reserve generated a positive impact on gross profit of $3.4 million compared to a negative impact of $2.5 million in 2022.
We expect annual gross profit margins for 2023 will be 59.5% to 60.0%. Gross profit margins fluctuate quarter to quarter in relation to our promotional cadence. Our estimated gross profit margins are based on anticipated changes in product and freight costs and their impact on our LIFO reserve.
Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
Our SG&A costs as a percent of sales for the second quarter of 2023 were 53.3% versus 46.7% for 2022. SG&A dollars decreased $8.1 million, or 6.9%, for the second quarter of 2023 compared to the same prior year period. The change is driven by lower costs associated with advertising expense of $1.1 million, selling expense of $3.0 million, occupancy costs of $1.4 million, and a decrease in warehouse and delivery costs of $1.9 million. Occupancy costs were reduced by $1.8 million as a result of incentives to vacate a leased property before the end of the lease term.
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
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$40,996	19.9%	$45,955	18.2%	$85,865	19.9%	$90,339	18.4%
Fixed and discretionary	69,020	33.5%	72,174	28.5%	142,512	33.1%	142,944	29.0%
	$110,016	53.3%	$118,129	46.7%	$228,377	53.0%	$233,283	47.4%
The variable expenses in dollars were higher in the second quarter of 2023 compared to 2022 primarily due to the increase in third-party credit costs partly offset by a reduction in warehouse temporary labor.
Fixed and discretionary expenses were impacted in the second quarter of 2023 primarily by decreases in occupancy costs and administrative expenses compared to the prior year quarter.
Our variable expenses within SG&A for the full year of 2023 are anticipated to be 19.5% to 19.7%. Fixed and discretionary expenses are expected to be approximately $286.0 to $289.0 million for the full year of 2023, a decrease from our previous guidance based on changes in our marketing spend and warehouse and delivery costs.
Liquidity and Capital Resources
Cash and Cash Equivalents at End of Year
At June 30, 2023, we had $109.1 million in cash and cash equivalents, and $7.0 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Long-Term Debt
In October 2022, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with a bank. The Credit Agreement, which matures October 24, 2027, provides for a $80.0 million revolving credit facility. The borrowing base at June 30, 2023 was $141.4 million and the net availability was $80.0 million.
Leases
We lease a portion of our real estate, including our stores, distribution centers, and store support space, pursuant to operating leases.
Share Repurchases
In August 2022, our board of directors authorized $25.0 million under a share repurchase program. No shares of common stock were purchased during the six months ended June 30, 2023. There is approximately $20.0 million at June 30, 2023 that may be purchased under the existing authorization.

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
Net cash provided by operating activities was $40.1 million in the first six months of 2023 compared to $26.3 million during the same period in 2022. This difference resulted primarily from changes in working capital and a decrease in net income. Working capital was impacted by a reduction in customer deposits as the backlog was reduced in 2023 and the timing of vendor payments, compared against higher inventories in 2022 due to the receipt of delayed product and merchandise.
Investing Activities. Cash used in investing activities increased by $27.0 million in the first six months of 2023 compared to the first six months of 2022, due to higher capital expenditure spend, including the purchase of our Lakeland, Florida distribution facility.
Financing Activities. Cash used in financing activities decreased by $22.0 million in the first six months of 2023 compared to the first six months of 2022, primarily due to 25.0 million of share repurchases in 2022 and none in 2023.
Store Plans and Capital Expenditures

Location or Market	Opening Quarter Actual or Planned	Category
Durham, NC	Q-1-23	Open
Atlanta, GA	Q-3-23	Closure - Outlet
Charlotte, NC	Q-4-23	Open
Dayton, OH	Q-4-23	Open
Richmond, VA	Q-4-23	Open - Outlet
Memphis, TN	Q-1 to Q-2-24	Open
Destin, FL	Q-1 to Q-2-24	Open
Miami, FL	Q-1 to Q-2-24	Open
Tampa, FL	Q-1 to Q-2-24	Open

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Assuming the new stores open and existing stores close as planned, the above activity and other changes should increase net selling space in 2023 approximately 1.6% over net selling space in 2022. In July 2023, we secured the leases for four locations from the bankruptcy of Bed Bath & Beyond and we expect these stores will open in the first half of 2024.
We acquired our Lakeland, Florida distribution facility for approximately $28.2 million in May 2023. We previously owned the facility prior to selling it to the landlord in May 2020 in a sale leaseback transaction. Total capital expenditures for the full year of 2023 are estimated to be $57.0 million depending on the timing of spending for our capital projects.
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our Common Stock and Class A Common Stock. A program was initially approved by the board on November 3, 1986. On August 5, 2022, the board authorized additional amounts under such stock repurchase program. The stock repurchase program has no expiration date but may be terminated by our board at any time. No shares of common stock were purchased during the three months ended June 30, 2023. There is approximately $20.0 million at June 30, 2023 that may be purchased under the existing authorization.
Item 5.    Other Information
During the three months ended June 30, 2023, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: August 7, 2023	By:	/s/ Clarence H. Smith
Clarence H. Smith Chairman of the Board and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)