Form 10-Q
period 2023-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2023-11-03
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of November 1, 2023, were: Common Stock – 14,987,128; Class A Common Stock – 1,281,395.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$134,303	$123,126
Restricted cash and cash equivalents	7,049	6,804
Inventories	102,334	118,333
Prepaid expenses	12,782	9,707
Other current assets	14,463	18,283
Total current assets	270,931	276,253
Property and equipment, net	170,263	137,475
Right-of-use lease assets	205,257	207,390
Deferred income taxes	17,886	15,501
Other assets	12,344	12,430
Total assets	$676,681	$649,049
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,121	$23,345
Customer deposits	46,308	47,969
Accrued liabilities	45,596	48,676
Current lease liabilities	38,381	34,442
Total current liabilities	151,406	154,432
Noncurrent lease liabilities	182,298	186,845
Other liabilities	26,561	18,373
Total liabilities	360,265	359,650

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2023 – 30,220; 2022 – 30,006	30,220	30,006
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2023 – 1,804; 2022 – 1,806	1,804	1,806
Additional paid-in capital	111,491	108,706
Retained earnings	425,410	398,393
Accumulated other comprehensive loss	(756)	(756)
Less treasury stock at cost – Common Stock (2023 – 15,233 and 2022 – 15,140 shares) and Convertible Class A Common Stock (2023 and 2022 – 522 shares)	(251,753)	(248,756)
Total stockholders’ equity	316,416	289,399
Total liabilities and stockholders’ equity	$676,681	$649,049
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$220,347	$274,495	$651,389	$766,658
Cost of goods sold	86,349	117,775	259,712	322,368
Gross profit	133,998	156,720	391,677	444,290

Expenses:
Selling, general and administrative	112,729	124,534	341,106	357,816
Other expense, net	55	58	64	176
Total expenses	112,784	124,592	341,170	357,992

Income before interest and income taxes	21,214	32,128	50,507	86,298
Interest income, net	1,719	481	3,701	699

Income before income taxes	22,933	32,609	54,208	86,997
Income tax expense	5,779	8,058	12,891	21,377
Net income	$17,154	$24,551	$41,317	$65,620

Other comprehensive income
Adjustments related to retirement plans; net of tax expense of $14 and $41 in 2022	$—	$41	$—	$122

Comprehensive income	$17,154	$24,592	$41,317	$65,742

Basic earnings per share:
Common Stock	$1.05	$1.51	$2.55	$3.96
Class A Common Stock	$1.00	$1.43	$2.41	$3.75

Diluted earnings per share:
Common Stock	$1.02	$1.46	$2.46	$3.83
Class A Common Stock	$0.98	$1.40	$2.36	$3.66

Cash dividends per share:
Common Stock	$0.30	$0.28	$0.88	$0.81
Class A Common Stock	$0.28	$0.26	$0.82	$0.75
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$41,317	$65,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,827	12,744
Share-based compensation expense	6,199	6,032
Other	(1,337)	(450)
Changes in operating assets and liabilities:
Inventories	15,999	(25,284)
Customer deposits	(1,661)	(19,151)
Other assets and liabilities	10,546	(7,318)
Accounts payable and accrued liabilities	(5,516)	6,007
Net cash provided by operating activities	79,374	38,200

Cash Flows from Investing Activities:
Capital expenditures	(46,428)	(22,109)
Proceeds from sale of land, property and equipment	53	66
Net cash used in investing activities	(46,375)	(22,043)

Cash Flows from Financing Activities:
Dividends paid	(14,301)	(13,366)
Common stock repurchased	(3,194)	(29,998)
Taxes on vested restricted shares	(4,082)	(1,676)
Net cash used in financing activities	(21,577)	(45,040)

Increase (decrease) in cash, cash equivalents and restricted cash equivalents during the period	11,422	(28,883)
Cash, cash equivalents and restricted cash equivalents at beginning of period	129,930	172,862
Cash, cash equivalents and restricted cash equivalents at end of period	$141,352	$143,979
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
For the three months ended September 30, 2023:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2023	$30,218	$1,806	$109,731	$413,143	$(756)	$(248,559)	$305,583
Net income				17,154			17,154
Dividends declared:
Common Stock, $0.30 per share				(4,527)			(4,527)
Class A Common Stock, $0.28 per share				(360)			(360)
Class A conversion	2	(2)					—
Acquisition of treasury stock						(3,194)	(3,194)
Amortization of restricted stock			1,760				1,760
Balances at September 30, 2023	$30,220	$1,804	$111,491	$425,410	$(756)	$(251,753)	$316,416
For the nine months ended September 30, 2023:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2022	$30,006	$1,806	$108,706	$398,393	$(756)	$(248,756)	$289,399
Net income				41,317			41,317
Dividends declared:
Common Stock, $0.88 per share				(13,249)			(13,249)
Class A Common Stock, $0.82 per share				(1,051)			(1,051)
Class A conversion	2	(2)					—
Acquisition of treasury stock						(3,194)	(3,194)
Restricted stock issuances	212		(4,294)				(4,082)
Amortization of restricted stock			6,199				6,199
Directors' Compensation Plan			880			197	1,077
Balances at September 30, 2023	$30,220	$1,804	$111,491	$425,410	$(756)	$(251,753)	$316,416

INDEX
For the three months ended September 30, 2022:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2022	$30,006	$1,806	$105,674	$375,234	$(2,212)	$(243,782)	$266,726
Net income				24,551			24,551
Dividends declared:
Common Stock, $0.28 per share				(4,214)			(4,214)
Class A Common Stock, $0.26 per share				(334)			(334)
Acquisition of treasury stock						(4,997)	(4,997)
Amortization of restricted stock			1,836				1,836
Other comprehensive income					41		41
Balances at September 30, 2022	$30,006	$1,806	$107,510	$395,237	$(2,171)	$(248,779)	$283,609

For the nine months ended September 30, 2022:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2021	$29,907	$1,809	$102,572	$342,983	$(2,293)	$(219,008)	$255,970
Net income				65,620			65,620
Dividends declared:
Common Stock, $0.81 per share				(12,403)			(12,403)
Class A Common Stock, $0.75 per share				(963)			(963)
Class A conversion	3	(3)					—
Acquisition of treasury stock						(29,998)	(29,998)
Restricted stock issuances	96		(1,778)				(1,682)
Amortization of restricted stock			6,032				6,032
Directors' Compensation Plan			684			227	911
Other comprehensive income					122		122
Balances at September 30, 2022	$30,006	$1,806	$107,510	$395,237	$(2,171)	$(248,779)	$283,609

NOTE C – Interim LIFO Calculations
Inventories are measured using the last-in, first-out (LIFO) method of valuation using an annual LIFO index. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of the components of the calculation including year-end inventory levels and the expected rate of inflation or

INDEX
deflation for the year. Since these estimates may be affected by factors beyond management’s control, interim results are subject to change based upon the final year-end LIFO inventory valuation.
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
At September 30, 2023 and December 31, 2022, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $150.6 million at September 30, 2023 and there were no outstanding letters of credit and, accordingly, net availability was $80.0 million.
NOTE F – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $46.3 million and $48.0 million at September 30, 2023 and December 31, 2022, respectively. Of the customer deposit liabilities at December 31, 2022, approximately $0.5 million have not been recognized through net sales in the nine months ended September 30, 2023.
The following table presents our revenues disaggregated by each major product category and service:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$33,702	15.3%	$46,068	16.8%	$102,184	15.7%	$118,953	15.5%
Dining Room Furniture	25,272	11.5	31,793	11.6	73,809	11.3	82,971	10.8
Occasional	17,227	7.8	23,874	8.7	52,736	8.1	60,881	7.9
	76,201	34.6	101,735	37.1	228,729	35.1	262,805	34.3
Upholstery	93,559	42.5	112,682	41.1	275,978	42.4	333,507	43.5
Mattresses	20,407	9.3	22,646	8.3	57,805	8.9	64,389	8.4
Accessories and Other (1)	30,180	13.7	37,432	13.6	88,877	13.6	105,957	13.8
	$220,347	100.0%	$274,495	100.0%	$651,389	100.0%	$766,658	100.0%

(1)	Includes delivery charges and product protection.

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

INDEX

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
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$12,404	$11,517	$36,506	$35,230
Variable lease cost	1,443	1,706	4,562	5,183
Total lease expense	$13,847	$13,223	$41,068	$40,413

In May 2023, we purchased our Florida distribution center for approximately $28.0 million and entered into an early termination agreement of a retail location lease in exchange for approximately $3.0 million. This purchase and lease modification decreased our right of use assets and lease liabilities by approximately $16.0 million.
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,945	$29,601
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$43,934	$22,231
NOTE H – Income Taxes
Our effective tax rate for the nine months ended September 30, 2023 and 2022 was 23.8% and 24.6%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and the impact from vested stock awards.

INDEX
NOTE I – Stock-Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2022 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the nine months ended September 30, 2023:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2022	237,302	$28.16	436,647	$26.56
Granted/Issued	175,498	33.06	106,557	33.08
Awards vested or rights exercised(1)	(146,610)	27.07	(188,980)	20.42
Forfeited	(16,535)	30.84	(3,069)	32.75
Additional units earned due to performance	—	—	3,752	28.86
Outstanding at September 30, 2023	249,655	$32.08	354,907	$31.76
Restricted units expected to vest	249,655	$32.08	330,826	$31.66

(1)	Includes shares repurchased from employees for employee’s tax liability.
The total fair value of service-based restricted stock awards that vested during the nine months ended September 30, 2023 was approximately $3.7 million. The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $7.2 million at September 30, 2023. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the nine months ended September 30, 2023 was approximately $7.1 million. The aggregate intrinsic value of outstanding performance awards at September 30, 2023 expected to vest was approximately $9.5 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $6.2 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively. Forfeitures are recognized as they occur. As of September 30, 2023, the total compensation cost related to unvested equity awards was approximately $7.9 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Common:
Distributed earnings	$4,527	$4,214	$13,249	$12,403
Undistributed earnings	11,349	18,498	24,982	48,398
Basic	15,876	22,712	38,231	60,801
Class A Common earnings	1,278	1,839	3,086	4,819
Diluted	$17,154	$24,551	$41,317	$65,620

Class A Common:
Distributed earnings	$360	$334	$1,051	$963
Undistributed earnings	918	1,505	2,035	3,856
	$1,278	$1,839	$3,086	$4,819
Denominator:
Common:
Weighted average shares outstanding - basic	15,071	15,015	15,008	15,347
Assumed conversion of Class A Common Stock	1,282	1,283	1,283	1,284
Dilutive options, awards and common stock equivalents	483	518	498	507
Total weighted-average diluted Common Stock	16,836	16,816	16,789	17,138

Class A Common:
Weighted average shares outstanding	1,282	1,283	1,283	1,284

Basic earnings per share:
Common Stock	$1.05	$1.51	$2.55	$3.96
Class A Common Stock	$1.00	$1.43	$2.41	$3.75

Diluted earnings per share:
Common Stock	$1.02	$1.46	$2.46	$3.83
Class A Common Stock	$0.98	$1.40	$2.36	$3.66

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
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the schedules hereto that are not purely historical facts or that necessarily depend on future events, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers, and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company's current assumptions, expectations, and projections about future events. Forward-looking statements are by nature inherently uncertain and involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to us that could cause our actual results to differ from these forward-looking statements are described in "Item 1A. Risk Factors" of our Form 10-K and in the subsequent reports we file with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein. All forward‑looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.
Net Sales
Our sales are generated by customer purchases of home furnishings. Revenue is recognized upon delivery to the customer. Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores and website by comparing the growth in sales in store and online for a particular month over the corresponding month in the prior year. Stores are considered non-comparable if they were not open during the corresponding month in the prior year or if the selling square footage has been changed significantly. The method we use to compute comp-store sales may not be the same method used by other retailers. We record our sales when the merchandise is delivered to the customer. We also track “written sales” and “written comp-store sales,” which represent customer orders prior to delivery. As a retailer, comp-store sales and written comp-store sales are an indicator of relative customer spending and store performance. Comp-store sales, total written sales and written comp-store sales are intended only as supplemental information and none are substitutes for net sales presented in accordance with U.S. GAAP.
The following table outlines our sales and comp-store sales increases and decreases for the periods indicated:

	2023					2022
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$224.8	(5.9)%	$(14.2)	(6.7)%	$(16.0)	$238.9	1.0%	$2.5	0.2%	$0.4
Q2	$206.3	(18.5)%	$(46.9)	(19.1)%	$(48.0)	$253.2	1.3%	$3.2	1.1%	$2.7
Q3	$220.3	(19.7)%	$(54.1)	(20.7)%	$(56.5)	$274.5	5.4%	$14.1	6.3%	$16.2
YTD Q3	$651.4	(15.0)%	$(115.2)	(15.8)%	$(120.5)	$766.7	2.7%	$19.8	2.6%	$19.3
Total sales for the third quarter of 2023 decreased $54.1 million, or 19.7%, compared to the same period in 2022. Our comp-store sales decreased 20.7% or $56.5 million, in the third quarter of 2023 compared to the same period in 2022.
Continued inflationary pressures, stock market volatility, and rising interest rates, all of which had a negative effect on discretionary spending, impacted sales during the third quarter of 2023. Written business

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
for the third quarter of 2023 compared to the third quarter of 2022 was down 11.5% and written comp-store sales were down 12.6%.
Our free in-home design service is being used by more customers and accordingly, our average ticket has increased. Designers helped drive 29.0% of our total written business for the third quarter of 2023 compared to 25.2% for the same period in 2022, and average ticket increased 4.3% for the respective periods.
Gross Profit
Gross profit for the third quarter of 2023 was 60.8%, up 370 basis points compared to the prior year period of 57.1%. The increase is primarily due to reductions in freight and product costs. The change in the LIFO reserve generated a positive impact on gross profit of $2.3 million for the third quarter of 2023 compared to a negative impact of $2.5 million for the same period in 2022.
We expect annual gross profit margins for 2023 will be 60.0% to 60.2%. Gross profit margins fluctuate quarter to quarter in relation to our promotional cadence. Our estimated gross profit margins are based on anticipated changes in product and freight costs and their impact on our LIFO reserve.
Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
Our SG&A costs as a percent of sales for the third quarter of 2023 were 51.1% versus 45.4% for the same period in 2022. SG&A dollars decreased $11.8 million, or 9.5%, for the third quarter of 2023 compared to the same prior year period. The change is driven by lower costs in selling expense of $4.8 million, warehouse and delivery costs of $3.2 million, advertising expense of $2.1 million, and a decrease in administrative costs of $1.6 million.
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
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$42,344	19.2%	$50,228	18.3%	$128,208	19.7%	$140,566	18.3%
Fixed and discretionary	70,385	31.9%	74,306	27.1%	212,898	32.7%	217,250	28.3%
	$112,729	51.1%	$124,534	45.4%	$341,106	52.4%	$357,816	46.6%
The variable expenses in dollars were higher in the third quarter of 2023 compared to the same period in 2022, primarily due to the increase in third-party credit costs partly offset by a reduction in warehouse labor.
Fixed and discretionary expenses were impacted in the third quarter of 2023 primarily by decreases in advertising expenses and administrative costs compared to the prior year quarter.
Our variable expenses within SG&A for the full year of 2023 are anticipated to be 19.6% to 19.8%. Fixed and discretionary expenses are expected to be approximately $286.0 to $288.0 million for the full year of 2023, a decrease from our previous guidance based on changes in our marketing spend and warehouse and delivery costs.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Cash and Cash Equivalents at End of Year
At September 30, 2023, we had $134.3 million in cash and cash equivalents, and $7.0 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing.
Long-Term Debt
In October 2022, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank. The Credit Agreement, which matures October 24, 2027, provides for a $80.0 million revolving credit facility. The borrowing base at September 30, 2023 was $150.6 million and the net availability was $80.0 million.
Leases
We lease a portion of our real estate, including our stores, distribution centers, and store support space, pursuant to operating leases.
Share Repurchases
In August 2022, our board of directors authorized $25.0 million under a share repurchase program. During the three months ended September 30, 2023, we purchased 104,221 shares of common stock for approximately $3.2 million. The balance on the current authorization for purchases was approximately $16.8 million at September 30, 2023.

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
Net cash provided by operating activities was $79.4 million in the first nine months of 2023 compared to $38.2 million during the same period in 2022. This difference resulted primarily from changes in working capital and a decrease in net income. Working capital was impacted by a reduction in customer deposits as the backlog was reduced in 2023 and the timing of vendor payments, compared against higher inventories in 2022.
Investing Activities. Cash used in investing activities increased by $24.3 million in the first nine months of 2023 compared to the first nine months of 2022, due to higher capital expenditure spend, including the purchase of our Lakeland, Florida distribution facility.
Financing Activities. Cash used in financing activities decreased by $23.5 million in the first nine months of 2023 compared to the first nine months of 2022, primarily due to $30.0 million of share repurchases in 2022 and $3.2 million in 2023.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Store Plans and Capital Expenditures

Location or Market	Opening Quarter Actual or Planned	Category
Durham, NC	Q-1-23	Open
Atlanta, GA	Q-3-23	Closure - Outlet
Charlotte, NC	Q-4-23	Open
Dayton, OH	Q-4-23	Open
Dallas, TX	Q-4-23	Closure
Richmond, VA	Q-4-23	Open - Outlet
Memphis, TN	Q-1-24	Open
Destin, FL	Q-2-24	Open
Tampa, FL	Q-2-24	Open
Miami, FL	Q-2-24	Open
Assuming the new stores open and existing stores close as planned, the above activity and other changes should increase net selling space in 2023 approximately 0.6% over net selling space in 2022. In July 2023, we secured the leases for four locations from the bankruptcy of Bed Bath & Beyond and we expect these stores will open in the first half of 2024.
We acquired our Lakeland, Florida distribution facility for approximately $28.2 million in May 2023. We previously owned the facility prior to selling it to the landlord in May 2020 in a sale leaseback transaction. Total capital expenditures for the full year of 2023 are estimated to be $55.0 million depending on the timing of spending for our capital projects.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K. Our exposure to market risk has not changed materially since December 31, 2022.
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

INDEX
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
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
The following table presents information with respect to our repurchase of Havertys’ common stock during the third quarter of 2023:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	$20,008,000
August 1 - August 31	—	$—	—	$20,008,000
September 1 - September 30	104,221	$30.64	104,221	$16,814,000
Total	104,221		104,221
Item 5.    Other Information
During the three months ended September 30, 2023, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: November 3, 2023	By:	/s/ Clarence H. Smith
Clarence H. Smith Chairman of the Board and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)