Form 10-K
period 2023-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2024-03-07
CIK 216085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $455,006,020 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).
There were 14,864,697 shares of common stock and 1,281,395 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 27, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAVERTY FURNITURE COMPANIES, INC.
Annual Report on Form 10-K for the year ended December 31, 2023

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
•descriptions of anticipated plans or objectives of our management for operations or products; including planned store openings and closures;
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
Although we believe that our plans, intentions and expectations as reflected in or suggested by any forward-looking statements are reasonable, they are not guarantees. Actual results may differ materially from our anticipated results described or implied in our forward-looking statements, and such differences may be due to a variety of factors. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business. Important factors which could cause our actual results to differ materially from the forward-looking statements in this report include, but are not limited to, the following items, in addition to those matters described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this report:
•Competition from national, regional and local retailers of home furnishings;
•Our failure to anticipate changes in consumer preferences;
•Our ability to successfully implement our growth and other strategies;
•Our ability to maintain and enhance our brand;
•Importing a substantial portion of our merchandise from foreign sources;
•Significant fluctuations and volatility in the cost of raw materials and components;
•Our dependence on third-party producers to meet our requirements;
•A failure by our vendors to meet our quality control standards or comply with changes to the legislative or regulatory framework regarding product safety;
•Risks in our supply chain, including price, availability and quality of raw materials and components utilized in the products we sell and our ability to forecast our supply chain needs;
•Our reliance on third-party transportation vendors for product shipments from our suppliers;
•The effects of labor disruptions or labor shortages; and our ability to attract and retain key employees;
•The rise of oil and gasoline prices;
•Increased transportation costs;
•Damage to one of our distribution centers;
•The vulnerability of our information technology infrastructure to cyber-attacks, breaches and other disruptions;
•Changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;
•Pending or unforeseen litigation; and
•Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings.
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
We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer. We carry nationally well-known mattress product lines such as Tempur-Pedic®, Serta®, Stearns and Foster®, Beautyrest®, and Sealy®.
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
We have a seasoned, commissioned-based sales team serving our customers. Their product knowledge is important in assisting customers in evaluating Havertys' merchandise as compared to our competitors. We also offer a free in-home design service to those customers seeking a more in-depth personalized experience. The average sales ticket for a customer that has a designer visit their home is generally twice that of our average in-store sales ticket. Approximately 28.5% of our sales in 2023 resulted from consultations with our in-home designers.

Stores
As of December 31, 2023, we operated 124 stores serving 86 cities in 16 states with approximately 4.4 million retail square feet. Our stores range in size from 15,000 to 60,000 selling square feet, with the average being approximately 35,000 square feet. We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings. The store’s location and curb appeal are important to the middle to upper-middle income consumer that we target, and attractive facades complement the quality and style of our merchandise. Interior details are also important for a pleasant and inviting shopping experience. We are very intentional in having open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.
Our goal, subject to market conditions and identifying suitable sites, is to open five new stores per year and to increase our retail square footage by approximately 2.8% in 2024. We are evaluating various "big box" former retail sites in the 30,000 to 32,000 square feet size range and other new locations for expansion. We currently have no plans to add stores outside our distribution footprint.
Online Presence
We consider our website an extension of our brick-and-mortar locations and not a separate segment of our business. Most customers will use the internet for inspiration and as a start to their shopping process to view products and prices. Our website features a variety of helpful tools including a design center with a 3-D room planner, upholstery customization, and inspired accessories. A large number of product reviews written by our customers are also provided, which some consumers find important in the decision-making process.
The next stop in the purchase journey for most consumers is a visit to a store to touch, sit, and see merchandise in person. Our sales consultants also use online tools to further engage our customers while they are in the store. Customers may make their purchase in the store or opt to return home and finalize their decisions, place their orders online and set delivery. We limit internet sales of our furniture to within our delivery network, and internet sales of a selection of our accessories to within the continental United States. Our total sales completed online for 2023 were approximately 3.3% of our total 2023 business.
We made significant investments in our website during 2022. The site was launched in the fourth quarter featuring a new design and replatformed on a suite of Adobe solutions allowing for better search functionality, navigation, and enriched product pages. At the beginning of 2023, we onboarded a new business partner with deep Adobe experience to further improve the overall customer experience by optimizing site performance and usability. We also added more conversion event, traffic and conversion variables in Adobe Analytics which has allowed more refined and sophisticated A/B testing and improved insight into customer behavior. We continue to fine-tune the content management system as well as find opportunities to add more AI driven automation in an effort to improve the customer experience and increase sales conversion rates through our website and increase traffic to our stores.
We believe offering a direct-to-customer business complements our retail store operations as we serve the customer in the method of their choosing and leverage the power of high-touch service and online capabilities.
Suppliers and Supply Chain
We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 40.2% of our product purchases during 2023. Most of our wood products, or “case goods,” are imported from Asia. Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.
We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers. We have dedicated quality control specialists on-site during production to ensure the items meet our specifications. Our direct import team works with industry designers and manufacturers in some of the best factories throughout Asia. Approximately 19.4% of our case goods sales and 9.2% of our upholstery sales in 2023 were generated by our direct imports.

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

OHDC
VHDC
MHDC
WDC
EDC
GCDC
FDC
Regional Distribution Center
Home Delivery Center
Store Location

Human Capital Resources
As of December 31, 2023, Havertys’ total workforce was 2,574: 1,561 in our retail store operations, 779 in our warehouse and delivery points, 177 in our corporate operations, and 57 in our customer-service call centers. None of our team members is a party to a union contract.

Health and Safety
We care about our teammates, customers, and the communities we serve. We believe a hazard-free environment is a critical enabler for the success of our business. We have a strong safety program that focuses on implementing policies and training programs to ensure our team members can leave their job and return home safely every day.
Culture and Engagement
Integrity and teamwork are two of our core values. These drive our approach in our everyday operations with our customers, suppliers and teammates and we believe that the best results happen when we work together. At Havertys, we see strength in America’s many faces, cultures, and colors. Each person offers a unique point of view and presents a fresh perspective integral to supporting innovation. We are committed to differing perspectives across all levels of our workforce to improve our business and reflect the vibrant and thriving diversity of the communities in which we live and work.

We periodically conduct an Employee Engagement Survey (the “Survey”) as a means of measuring employee engagement and satisfaction and offering employees the chance to feel heard.
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
We are committed to supporting our teammates’ continuous development of professional, technical and leadership skills through corporate training programs, access to digital learning resources and through partnerships with local technical learning institutions. In 2023, Havertys team members consumed approximately 93,000 hours of learning. We also offer the opportunity for team members to pursue degree programs, professional certificates, and individual courses in strategic fields of study through our tuition reimbursement program.
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
We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of promotional price-oriented furniture stores. Our online presence provides most elements of a seamless, omni-channel approach that many of our competitors do not have or cannot replicate. We consider our custom order capabilities, free in-home design service, the tailoring of merchandise on a local market basis, and the ability to make prompt delivery of orders through maintenance of inventory to be significant competitive advantages.
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
Available Information
Our internet website address is www.havertys.com. In addition to the information about us contained in this 2023 Form 10-K, information about us can be found on our Investor Relations website at www.ir.havertys.com. This website contains a significant amount of information about us, including our corporate governance principles and practices and financial and other information. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this 2023 Form 10-K or any of our other filings with the Securities and Exchange Commission ("SEC").
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
Inability to maintain and enhance our brand may materially adversely impact our business.
Maintaining and enhancing our brand is critical to our ability to retain and expand our base of customers and may require us to make substantial investments. Our advertising campaigns utilize digital, television, and social media to maintain and enhance our existing brand equity. We cannot provide assurance that our marketing, advertising, and other efforts to promote and maintain awareness of our brand will be successful and we may incur substantial costs in such efforts. Furthermore, our brand and reputation could be harmed by negative media, including social media, attention, negative online reviews, cybersecurity incidents, product liability or safety concerns or other matters. If our marketing, advertising, and other efforts are unsuccessful or our brand or reputation is damaged, our business, operating results and financial condition could be materially adversely affected.
We import a substantial portion of our merchandise from foreign sources. This exposes us to certain risks that include political and economic conditions. Changes in exchange rates or tariffs could impact the price we pay for these goods, resulting in potentially higher retail prices and/or lower gross profit on these goods.
Based on product costs, approximately 61% of our total furniture purchases (which exclude accessories and mattresses) in 2023 were for goods that were not produced domestically. All our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our vendors increases. Some of the products we purchase are also subject to tariffs. If tariffs are imposed on additional products or the tariff rates are increased, our vendors may increase their prices. Such changes, if they occur, could have one or more of the following impacts:
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
All of our vendors must comply with applicable product safety laws and regulations, and we are dependent on them to ensure that the products we buy comply with all safety standards as well applicable quality standards. Any actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and could result in recalls and other liabilities. Such exposure could harm our brand’s image and negatively affect our business and operating results. Furthermore, concerns around the quality of the products we sell could damage our reputation and result in loss of future revenues.
Significant fluctuations in the price, availability and quality of raw materials and components could adversely affect our profits.
The primary materials our vendors use to produce and manufacture our products are various woods and wood products, resin, steel, leather, cotton, and certain oil-based products. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic and political climate, and other unforeseen circumstances. While the global supply chain challenges experienced as a result of the COVID-19 pandemic lessened over the past two years, there can be no assurance that further challenges, including shutdowns and shipping delays, will not occur. Such supply chain disruptions could materially adversely impact the ability of our suppliers to fulfil our orders in a timely manner, if at all, and could lead to increased prices, which we may not be able to pass through to our customers.

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
We rely on third party transportation providers for substantially all of our product shipments from our vendors.

We rely on third party service providers for substantially all of our product shipments from our vendors, both domestic and foreign, to our DCs and also to handle over-the-road delivery of product from the DCs to our HDCs and some market areas. Our and our vendors’ utilization of these shipping services is subject to risks that are outside of our control, including increases in fuel prices and labor costs, employee strikes, labor shortages, strikes and union organizing activity, delays in shipping (including congestion at domestic and foreign ports), delays in unloading cargo from ships, availability of adequate trucking or railway providers, adverse weather, natural disasters, possible acts of terrorism and outbreaks of disease. All of these risks may impact our ability to receive products from our vendors to necessary points in our distribution system in a cost-effective and timely manner.

Any increases in these shipping costs may result in higher costs to us, and we may be unsuccessful in passing along these costs to our customers, negatively impacting our margins and profitability. Furthermore, any delays in receiving products may negatively impact our ability to deliver these products to our customers in a timely manner. Failure to make timely customer deliveries or long lead times for products could cause customers to cancel their orders or not place orders, which, could damage our brand and reputation and negatively impact our business, financial condition, operating results and prospects.
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
We may be unable to attract, train, engage and retain key teammates.
Our long-term success and ability to implement our strategic and business planning goals depends on our ability to attract, motivate and retain a sufficient number of store and other employees who understand and appreciate our corporate culture and customers. Turnover in the retail industry is generally high. Excessive employee turnover will result in higher employee costs associated with finding, hiring and training new store employees. Furthermore, labor shortages and competition may make it more difficult for us to adequately staff our retail stores and distribution operations and may result in increased labor expenses to us. If we are unable to hire and retain store and other personnel capable of consistently providing a high level of customer service, our ability to open new stores and service the needs of our customers may be impaired, the performance of our existing and new stores and operations could be materially adversely affected and our brand image may be negatively impacted.
We must also be able to attract, motivate and retain the teammates who staff our distribution centers, customer service centers, and deliver product to our customers, and professionals to implement our technology and other strategic initiatives. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, equity compensation, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor and employee relations, immigration, federal and state minimum wage requirements, and benefit costs; changing demographics; and our reputation within the labor market. If we are unable to attract and retain a workforce that meets our needs, our operations, service levels, support functions, and competitiveness could suffer and our results could be adversely affected.
A failure to recruit, develop and retain effective leaders or the loss or shortage of personnel with key capacities and skills could impact our strategic growth plans and jeopardize our ability to meet our business performance expectations and growth targets.
Our ability to continue to grow our business depends substantially on the contributions and abilities of our executive leadership team and other key management personnel. Changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support our strategic initiatives or to build adequate bench strength with key skillsets required for seamless succession of leadership, could jeopardize our ability to meet our business performance expectations and growth targets. If we are unable to attract, develop, retain and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.
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
A significant increase in oil and gasoline prices could adversely affect our profitability. In addition, governmental efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means. Our distribution system, which utilizes three DCs and multiple home delivery centers is very transportation dependent and includes the use of third-party providers to reach the 22 states and the District of Columbia that we serve from our stores across 16 Southern and Midwestern states. Merchandise is delivered to customers' homes by Havertys delivery teams. If transportation costs exceed amounts we are able to effectively pass on to the consumer, either by higher prices and/or higher delivery charges, then our profitability will suffer.
ESG risks could adversely affect our reputation and shareholder, employee, customer and third-party relationships and may negatively affect our stock price.
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
Pending or unforeseen litigation and the potential for adverse publicity associated with litigation could have a material adverse effect on us.
We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including commercial, consumer safety, product liability, employment and intellectual property claims. We currently do not expect the outcome of any pending matters to have a material adverse effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more pending claims asserted against us, or claims that may be asserted in the future that we are currently not aware of, or adverse publicity resulting from any such litigation, could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. Cybersecurity
Risk management and strategy
We have processes in place to identify, assess and monitor material risks from cybersecurity threats. These processes are part of our overall enterprise risk management process and are part of our operating procedures, internal controls, and information systems. These risks include, among other things, operational risks; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have developed and implemented a cybersecurity framework intended to assess, identify and manage risks from threats to the security of our information, systems, and network using a risk-based approach. The framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although this does not imply that we meet all technical standards, specifications or requirements under the NIST.

Our key cybersecurity processes include the following:
•Risk-based controls for information systems and information on our networks: We seek to maintain an information technology infrastructure that implements physical, administrative and technical controls that are calibrated based on risk and designed to protect the confidentiality, integrity and availability of our information systems and information stored on our networks, including customer and employee information.
•Cybersecurity incident response plan and testing: We have a cybersecurity incident response plan and dedicated teams to respond to cybersecurity incidents. When a cybersecurity incident occurs or we identify a vulnerability, we have cross-functional teams that are responsible for leading the initial assessment of priority and severity, and external experts may also be engaged as appropriate. Our cybersecurity teams assist in responding to incidents depending on severity levels and seek to improve our cybersecurity incident management plan through periodic tabletops or simulations.
•Training: We provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities. We also provide additional training to some employees based their roles.
•Supplier risk assessments: Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply-chain or who have access to our customer and employee data on our systems. Third-party risks are included within our risk management assessment program, as well as our cybersecurity-specific risk identification program. These considerations affect the selection and access to our systems, data, or facilities. We also seek contractual commitments from key suppliers to appropriately secure and maintain their information technology systems and protect our information that is processed on their systems.
•Third-party assessments: We have third-party cybersecurity companies engaged to periodically assess our cybersecurity posture, to assist in identifying and remediating risks from cybersecurity threats. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such risks.
As part of the above processes, we regularly engage with consultants, auditors, and other third-parties, including reviewing our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.
To date, risks from cybersecurity threats or incidents have not materially affected the Company. However, the sophistication of and risks from cybersecurity threats and incidents continues to increase, and the preventative actions we have taken and continue to take to reduce these risks and protect our systems and information may not successfully protect against all cybersecurity threats and incidents. For more information on how cybersecurity risk could materially affect our business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors.

Cybersecurity Governance
The board of directors, as a whole, has oversight responsibility for our strategic and operational risks. The audit committee regularly reviews and discusses with management the strategies, processes and controls pertaining to the management of our information technology operations, including cyber risks and cybersecurity. Our Chief Information Officer (CIO) and other internal members of our technology team provide regular reports to the audit committee regarding the evolving cybersecurity landscape, including emerging risk, as well as our processes, program and initiatives for managing these risks. The audit committee, in turn, periodically reports on its review with the board of directors.
Management is responsible for day-to-day assessment and management of cybersecurity risks. Our cybersecurity risk management and strategy processes are led by our CIO, VP Information Technology, and Manager of Security. Such individuals have collectively over 50 years of work experience in various roles managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs.
The CIO also presents at least annually to the Board an overview of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results of third-party assessments, our incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks.
ITEM 2. PROPERTIES
Stores
Our retail store space at December 31, 2023 totaled approximately 4.4 million square feet for 124 stores. The following table sets forth the number of stores we operated at December 31, 2023 by state:

State	Number of Stores	State	Number of Stores
Florida	30	Maryland	4
Texas	21	Arkansas	3
Georgia	15	Louisiana	3
North Carolina	10	Ohio	3
Virginia	10	Kentucky	2
South Carolina	7	Missouri	2
Alabama	6	Indiana	1
Tennessee	6	Kansas	1
The 39 retail locations which we owned at December 31, 2023 had a net book value for land and buildings of $65.0 million. The remaining 85 locations are leased by us with various termination dates through 2035 plus renewal options.

Distribution Facilities
All of our distribution facilities at December 31, 2023 were leased except for the Florida and Virginia properties. Our regional distribution facilities are in the following locations:

Location	Approximate Square Footage
Braselton, Georgia	808,000
Coppell, Texas	409,000
Lakeland, Florida	335,000
Colonial Heights, Virginia	129,000
Fairfield, Ohio	72,000
Theodore, Alabama	42,000
Memphis, Tennessee	30,000
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

Name, age and office (as of March 1, 2024) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Clarence H. Smith	73	Chairman of the Board Chief Executive Officer	2012 2002	President and Chief Executive Officer, 2002-March 1, 2021
		Director	1989
Steven G. Burdette	62	President	2021	Executive Vice President, Operations 2017-March 1, 2021 Executive Vice President, Stores, 2008-2017
J. Edward Clary	63	Executive Vice President, and Chief Information Officer	2015	Has held this position for the last five years.
John L. Gill	60	Executive Vice President, Merchandising	2019	Senior Vice President, Merchandising 2018-2019; Vice President, Merchandising 2017-2018
Richard B. Hare	57	Executive Vice President and Chief Financial Officer	2017	Has held this position for the last five years.
Helen B. Bautista	57	Senior Vice President, Marketing	2021	Vice President, Marketing for Havertys, 2019-March 1, 2021; Senior Vice President Group Account Director, 2018-2019 for Fitzco, a McCann World Group Agency
Kelley A. Fladger	54	Senior Vice President and Chief Human Resources Officer	2019	Vice President, Human Resource Services, 2016-2019 and Chief Diversity and Inclusion Officer, 2017-2019 for Perdue Farms, Inc.

Jenny Hill Parker	65	Senior Vice President, Finance, and Corporate Secretary	2019	Senior Vice President, Finance, Treasurer and Corporate Secretary 2010-2019
Janet E. Taylor	62	Senior Vice President, General Counsel	2010	Has held this position for the last five years
Clarence H. Smith and one of our directors, Rawson Haverty, Jr., are first cousins.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock began trading publicly in October 1929. We have two classes of common stock which trade on The New York Stock Exchange ("NYSE") under the symbol HVT for our common stock ("Common Stock") and HVT.A for our Class A Common stock ("Class A Common Stock").
Stock Performance Graph
The following graph compares the performance of Havertys’ Common Stock and Class A Common Stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P SmallCap 600 Index for the period of five years commencing December 31, 2018 and ending December 31, 2023. The graph assumes an initial investment of $100 on January 1, 2018 and reinvestment of dividends. NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	2018	2019	2020	2021	2022	2023

HVT	$100.00	$111.59	$170.53	$205.69	$215.60	$274.78
HVT-A	$100.00	$113.83	$180.99	$204.99	$221.09	$272.82
S&P SmallCap 600 Index	$100.00	$122.78	$136.64	$173.29	$145.39	$168.73
SIC Codes 5700-5799	$100.00	$150.35	$205.18	$277.11	$182.77	$212.77

Stockholders
Based on the number of individual participants represented by security position listings, there are approximately 11,400 holders of our common stock and 200 holders of our Class A common stock as of February 5, 2024.
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
Issuer Purchases of Equity Securities
The board of directors has authorized management, at its discretion, to purchase limited amounts of our Common Stock and Class A Common Stock. The program was initially approved by the board on November 3, 1986 and the board has subsequently authorized additional amounts for repurchase. The current repurchase authorization was approved on August 5, 2022, when the board of directors authorized an additional $25.0 million for our stock repurchase program. The stock repurchase program has no expiration date but may be terminated by our board at any time.
The following table presents information with respect to our repurchase of Havertys’ common stock during the fourth quarter of 2023:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	$16,814,000
November 1 - November 30	99,768	$29.55	99,768	$13,865,000
December 1 - December 31	23,082	$32.61	23,082	$13,113,000
Total	122,850		122,850

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report. The discussion in this Form 10-K generally focuses on the year ended December 31, 2023 compared to the year ended December 31, 2022. A discussion of our results of operations and changes in financial condition for the 2022 year compared to 2021 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2022.
Industry
The retail residential furniture industry’s results are influenced by the overall strength of the economy, new and existing housing sales, consumer confidence, spending on large ticket items, interest rates, and availability of credit. These factors remain tempered by impediments to industry growth, such as inflation, higher interest rates, rising consumer debt, home inventory constraints, tight access to home mortgage credit, and continuing economic uncertainty.
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
Management Objectives
Management is focused on capturing more market share and improving profitability. This growth will be driven by concentrating our efforts on our customers, with improved interactions highlighted by new products, high-touch service and better technology. In addition, our growth strategy includes the expansion of our retail operations to increase our footprint within our distribution network. The Company’s strategies for profitability include gross margin focus, targeted marketing initiatives, productivity and process improvements, and efficiency and cost-saving measures. Our focus is to serve our customers better and distinguish ourselves in the marketplace.

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
We also track written sales and written comp-store sales. Written sales reflect those instances when a customer makes a deposit or pays in full when placing an order. Written sales shows the current pace or trend of customer transactions. The lag time between customers' order placement and delivery grew in 2020 and continued through mid-2022 due to disruptions in supply chain and demand that outpaced merchandise supply but normalized in 2023. As a retailer, comp‑store sales and written comp‑store sales are an indicator of relative customer spending and store performance. Comp-store sales, total written sales and written comp-store sales are intended only as supplemental information and are not a substitute for net sales presented in accordance with US GAAP.
Sales per weighted average (“WAVG”) square foot is calculated by dividing net sales by WAVG square footage. WAVG square footage is a daily WAVG based on the ratio of the days open in a period to the total days in the period.

Results of Operations
The table and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report.

Statement of Earnings Data	Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021	2020(1)	2019
Net sales	$862,133	$1,047,215	$1,012,799	$748,252	$802,291
Gross profit	523,092	604,224	574,625	418,994	434,488
Percent of net sales	60.7%	57.7%	56.7%	56.0%	54.2%
Selling, general and administrative expenses(2)	455,812	486,298	456,267	377,288	407,456
Percent of net sales	52.9%	46.4%	45.1%	50.4%	50.8%
Income before income taxes(2)(3)	72,711	119,501	118,535	76,731	28,724
Percent of net sales	8.4%	11.4%	11.7%	10.3%	3.6%
Net income(2)(3)	56,319	89,358	90,803	59,148	21,865
Percent of net sales	6.5%	8.5%	9.0%	7.9%	2.7%
Share Data
Diluted earnings per Common share(2)(3)	$3.36	$5.24	$4.90	$3.12	$1.08
Cash dividends – per share:
Common Stock(4)	$2.18	$2.09	$2.97	$2.77	$0.76
Class A Common Stock(4)	$2.05	$1.96	$2.79	$2.62	$0.72
Diluted weighted average common shares outstanding	16,774	17,038	18,543	18,932	20,261
Balance Sheet Data
Total assets	$654,133	$649,049	$686,290	$680,372	$560,072
Inventories	93,956	118,333	112,031	89,908	104,817
Net property and equipment(5)	171,588	137,475	126,099	108,366	156,534
Right-of-use lease assets	202,306	207,390	222,356	228,749	175,474
Lease liabilities	217,754	221,287	230,352	233,666	179,055
Customer deposits	35,837	47,969	98,897	86,183	30,121
Total debt(6)	—	—	—	—	—
Stockholders’ Equity	308,366	289,399	255,970	252,967	260,503
Statement of Cash Flows Data
Net cash provided by operating activities	$97,203	$51,015	$97,242	$130,191	$63,419
Depreciation and amortization(5)	18,603	16,926	16,304	18,207	20,596
Capital expenditures	53,115	28,411	34,090	10,927	16,841
Dividends paid	35,240	33,948	52,446	50,521	15,056
Share repurchases	6,895	29,998	41,809	19,708	29,757
Other Supplemental Data and Metrics
Number of stores	124	122	121	120	121
Retail square footage at year-end	4,387	4,363	4,354	4,352	4,426
Sales per WAVG retail square foot	$197	$241	$232	$173	$183
Average ticket (7)	$3,278	$3,171	$2,865	$2,482	$2,323
Net sales (decrease) increase (%)	(17.7%)	3.4%	35.4%	(6.7)%	(1.9)%
Comparable store sales (decrease) increase (%)	(18.4%)	3.4%	17.9%	5.0%	(1.4)%
Employees	2,574	2,831	2,845	2,766	3,425
(1)Stores were closed and delivery operations were paused for approximately six weeks due to COVID-19.
(2)Includes impairment loss of $2.4 million, or $1.8 million after tax, on a retail store in 2019 which impacted diluted earnings per share $0.09.
(3)Includes gain of $31.6 million on a sale-leaseback transaction in 2020 which impacted diluted earnings per share $1.24.
(4)Includes special dividends of $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2023 and 2022, and $2.00 for Common Stock and $1.90 for Class A Common Stock paid in the fourth quarter of 2021 and 2020.
(5)We adopted ASC 840 effective January 1, 2019. The cumulative effect included a reduction of property and equipment, net of $53,519,000. Amortization of buildings under lease was included in depreciation expense.
(6)We have no funded debt.
(7)Average ticket is calculated by dividing total sales by the number of orders.

Net Sales
The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2023			2022
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$224.8	(5.9)%	(6.7)%	$238.9	1.0%	0.2%	%
Q2	206.3	(18.5)	(19.1)	253.2	1.3	1.1
Q3	220.3	(19.7)	(20.7)	274.5	5.4	6.3
Q4	210.7	(24.9)	(25.5)	280.6	5.5	5.7
Year	$862.1	(17.7)%	(18.4)%	$1,047.2	3.4%	3.4%	%
Sales in 2023 were below the record levels of the previous two years. The soft housing market has contributed to the slowing pace of sales along with persistent inflationary pressures and shifts in consumer spending. During the first quarter of 2023 we benefited from the delivery of previously written orders. Consumers have returned to their historical shopping patterns of concentrating spending around traditional holiday events and our in-store traffic has declined, particularly outside these peak periods. Our sales associates and design consultants are providing excellent service to each customer, and average ticket value was up 3.4% over last year. Design consultant engagement increased in 2023 and accounted for 28.5% of our 2023 sales, with an average written ticket of $6,486. Merchandise sales for most categories have returned to their historical pre-COVID percentages of total sales, with the exception of mattresses. (See Note 2, "Revenues and Segment Reporting" of the Notes to Consolidated Financial Statements).
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
Gross profit as a percentage of net sales was 60.7% in 2023 compared to 57.7% in 2022. The increase of 300 basis points was primarily due to reductions in freight and product costs. The change in the LIFO reserve generated a positive impact on gross profit of $9.4 million for 2023 compared to a negative impact of $10.8 million in 2022.
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
The following table outlines our SG&A expenses by classification:

	2023		2022
(In thousands)		% of Net Sales		% of Net Sales
Variable	$170,472	19.8%	$193,675	18.5%
Fixed and discretionary	285,340	33.1	292,623	27.9
	$455,812	52.9%	$486,298	46.4%
Our SG&A costs as a percent of sales for 2023 were 52.9% versus 46.4% in 2022. SG&A dollars decreased $30.5 million, or 6.3%, for 2023 compared to 2022. The change is driven by the reduction in sales and lower variable costs and less leveraging of fixed costs. Our selling expenses were $14.1 million lower, inclusive of an $0.8 million increase in third-party credit costs due to rate increases. Warehouse, delivery, and transportation expenses declined $10.2 million from 2022 to 2023 as we adjusted personnel levels, fuel prices fell, and our accessorial charges declined. Advertising expenditures were $7.9 million lower in 2023 compared to 2022 and our occupancy costs were relatively flat. Our total administrative expenses were basically unchanged for 2023 compared to 2022 as lower compensation costs were offset by higher professional service fees.
Interest (Income) Expense, Net
We earned $3.9 million more interest income, net of interest expense, in 2023 than in 2022 due to higher rates paid on cash, cash equivalents, and restricted cash equivalents.
Provision for Income Taxes
Our effective tax rate was 22.5% in 2023 compared to 25.2% in 2022. The rates vary from the U.S. federal statutory rate primarily due to state income taxes. See Note 7, “Income Taxes” of the Notes to Consolidated Financial Statements for further information about our income taxes.
Liquidity and Capital Resources
At December 31, 2023, we had $120.6 million in cash and cash equivalents, and $7.1 million in restricted cash equivalents. See Note 1 to our consolidated financial statements for further discussion of our restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include operating lease obligations and purchase obligations. In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends. We may also return excess cash to shareholders in the form of share repurchases or special cash dividends. We expect capital expenditures of approximately $32.0 million in 2024 to support our operations and strategic expansion, however these plans are subject to other potential opportunities, the economic environment, general business conditions and our financial performance.
Long-Term Debt
We currently have a $80.0 million revolving credit facility (the "Credit Agreement") with a bank. As of December 31, 2023, we had no outstanding borrowings and $80.0 million of available borrowings under the Credit Agreement. The Credit Agreement matures October 24, 2027. See Note 5, “Credit Arrangement” of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.
At December 31, 2023, we had aggregate lease obligations of $217.8 million, with $37.4 million payable within 12 months. See Note 8, “Leases” of the Notes to Consolidated Financial Statements for further discussion of our operating leases.
Share Repurchases
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our Common Stock and Class A Common Stock. We made cash payments of $6.9 million for repurchases of approximately 227,000 shares of our Common Stock through open market purchases during 2023 and there is approximately $13.1 million at December 31, 2023 that may yet be purchased under the existing authorization.
Cash Flows Summary

2023
2022
2021
($ in millions)
97.2
51.0
97.2
-53.1
-28.3
-34.0
-46.3
-65.6
-97.1
Net cash provided by operating activities
Net cash used in investing activities
Net cash used in financing activities

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
Net cash provided by operating activities in 2023 was $97.2 million driven primarily by net income of $56.3 million and non-cash adjustments to net income of $26.7 million consisting primarily of depreciation and amortization and stock-based compensation expense, and by working capital changes driven primarily by a $24.4 million decrease in inventories partly offset by a $12.1 million reduction in customer deposits.
Net cash provided by operating activities in 2022 was $51.0 million driven primarily by net income of $89.4 million and non-cash adjustments to net income of $25.8 million consisting primarily of depreciation and amortization and stock-based compensation expense, and by working capital changes driven primarily by a $50.9 million reduction in customer deposits.

Investing Activities. Cash used in investing activities in 2023 consisted primarily of $53.1 million of capital expenditures.
Cash used in investing activities in 2022 primarily reflected $28.4 million of capital expenditures.
Financing Activities. Cash used in financing activities in 2023 consisted primarily of $19.1 million of quarterly cash dividends, $16.1 of special cash dividends, and $6.9 million of share repurchases.
Cash used in financing activities in 2022 primarily reflected $17.9 million of quarterly cash dividends, $16.1 of special cash dividends, and $30.0 million of share repurchases.
Store Expansion and Capital Expenditures
We have entered new markets and made continued improvements and relocations of our store base. The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2023		2022		2021
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	4	110	3	97	2	44
Closed	2	86	2	88	1	42
Year end balances	124	4,387	122	4,363	121	4,354
The following table summarizes our store activity in 2023 and current plans for 2024.

Location	Opening (Closing) Quarter Actual or Planned	Category
Durham, NC	Q-1-23	Open
Atlanta, GA	Q-3-23	Closure - Outlet
Charlotte, NC	Q-4-23	Open
Dayton, OH	Q-4-23	Open
Dallas, TX	Q-4-23	Closure
Richmond, VA	Q-4-23	Open - Outlet
Pine Bluff, AR	Q-1-24	Closure
Memphis, TN	Q-1-24	Open
Destin, FL	Q-2-24	Open
Tampa, FL	Q-2-24	Open
Miami, FL	Q-3-24	Open
To Be Announced	Q-4-24	Open
Assuming the new stores open and existing stores close as planned, the above activity and other changes should increase net selling space in 2024 approximately 2.8% compared to 2023.

Our investing activities in stores and operations in 2023, 2022 and 2021 and planned outlays for 2024 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2024	2023	2022	2021
Stores:
New or replacement stores(1)	$17,000	$9,300	$7,700	$7,000
Remodels/expansions	3,500	2,500	4,400	4,300
Other improvements	6,700	6,900	6,600	4,500
Total stores	27,200	18,700	18,700	15,800
Distribution(1)	2,300	32,400	6,900	15,300
Information technology	2,500	2,000	2,800	3,000
Total	$32,000	$53,100	$28,400	$34,100
(1)In 2023 we purchased one distribution facility that was previously leased and in 2021 we purchased one retail location and one distribution facility that were previously leased.
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
In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates. Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents, and interest expense on the Credit Facility. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. During 2023 and 2022, we had no outstanding borrowings under our Credit Agreement (as discussed in Note 5 to the Consolidated Financial Statements), which bears interest based on variable rates.

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
(b)Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2023.
Attestation Report of the Independent Registered Public Accounting Firm. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c)Changes in Internal Control over Financial Reporting. During the fourth quarter of 2023, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Haverty Furniture Companies, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Haverty Furniture Companies, Inc. (a Maryland Corporation) and subsidiary (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 7, 2024 expressed an unqualified opinion on those financial statements.
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
March 7, 2024

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
We provide some information about our executive officers in Part I of this report under the heading “Information about our Executive Officers.” The remaining information called for by this item is incorporated by reference to “Proposal 1: Nominees for Election by Holders of Class A Common Stock and Nominees for Election by Holders of Common Stock,” “Corporate Governance,” “Committees of the Board” and “Certain Relationships and Related Transactions – Delinquent Section 16(a) Reports” in our 2024 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information contained in our 2024 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in our 2024 Proxy Statement with respect to the ownership of Common Stock and Class A Common Stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership by our Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in our 2024 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Governance Guidelines and Policies – Director Independence” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the heading “Audit Matters” in our 2024 Proxy Statement is incorporated herein by reference to this item.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements.
Consolidated Balance Sheets – December 31, 2023 and 2022.
Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022, and 2021.
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2023, 2022, and 2021.
Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022, and 2021.
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
(3)Exhibits:
Our SEC File Number is 1-14445 for all exhibits filed with the Securities Exchange Act reports.

Exhibit No.	Exhibit
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 2006 (Incorporated by reference to Exhibit 3.1 to our 2006 Second Quarter Form 10-Q).
3.2	By-Laws of Haverty Furniture Companies, Inc., as amended and restated effective February 24, 2023 (Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022).
4.1	Description of Securities of the Registrant. (Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

Exhibit No.	Exhibit
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

+10.4	2021 Long-Term Incentive Plan effective as of May 10, 2021 (Incorporated by reference to Exhibit 10.1 to our Third-Quarter Form 10-Q filed November 2, 2021).
*+10.5	Haverty Furniture Companies, Inc. Non-Employee Director Compensation Plan, effective as of May 8, 2023.
+10.6	Amended and Restated Directors’ Deferred Compensation Plan, effective as of May 17, 2019 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2019.
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

+10.9	Amended and Restated Non-Qualified Deferred Compensation Plan, effective as of August 9, 2016 (Incorporated by reference to Exhibit 10.9 to our 2016 Form 10-K).
+10.10	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Incorporated by reference to Exhibit 10.15 to our 1999 Form 10-K).
+10.11	Form of Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 29, 2020).
+10.12
Form of Restricted Stock Units Award Notice, Form of Performance Restricted Stock Units (EBITDA) Award Notice and Form of Performance Restricted Units (Sales) Award Notice in connection with the 2014 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to our Current Report on Form 8-K dated January 27, 2021).

*+10.13	Form of Restricted Stock Units Award Notice in connection with the 2021 Long-Term Incentive Compensation Plan.
*+10.13.1	Form of Performance Restricted Stock Units (EBITDA) Award Notice in connection with the 2021 Long-Term Incentive Compensation Plan.
*+10.13.2	Form of Performance Restricted Units (Sales) Award Notice in connection with the 2021 Long-Term Incentive Compensation Plan.

10.14
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

*21.1	Subsidiaries of Haverty Furniture Companies, Inc.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*31.1	Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
*31.2	Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
#32.1	Certifications pursuant to 18 U.S.C. Section 1350.
*97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1
101
The following financial information from our Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL: (i) Consolidated Balance Sheets ended December 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2023, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
#    Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2024 expressed an unqualified opinion.

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

Atlanta, Georgia
March 7, 2024

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$120,635	$123,126
Restricted cash equivalents	7,142	6,804
Inventories	93,956	118,333
Prepaid expenses	17,067	9,707
Other current assets	12,793	18,283
Total current assets	251,593	276,253
Property and equipment, net	171,588	137,475
Right-of-use lease assets	202,306	207,390
Deferred income taxes	15,641	15,501
Other assets	13,005	12,430
Total assets	$654,133	$649,049

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,781	$23,345
Customer deposits	35,837	47,969
Accrued liabilities	46,289	48,676
Current lease liabilities	37,357	34,442
Total current liabilities	138,264	154,432
Noncurrent lease liabilities	180,397	186,845
Other liabilities	27,106	18,373
Total liabilities	345,767	359,650
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2023– 30,220; 2022 – 30,006	30,220	30,006
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2023 – 1,804; 2022 – 1,806	1,804	1,806
Additional paid-in capital	113,307	108,706
Retained earnings	419,472	398,393
Accumulated other comprehensive loss	(983)	(756)
Treasury stock at cost – Common Stock (2023 – 15,355; 2022 – 15,140) and Convertible Class A Common Stock (2023 and 2022 – 522)	(255,454)	(248,756)
Total stockholders’ equity	308,366	289,399
Total liabilities and stockholders’ equity	$654,133	$649,049
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Net sales	$862,133	$1,047,215	$1,012,799
Cost of goods sold	339,041	442,990	438,174
Gross profit	523,092	604,225	574,625

Expenses:
Selling, general and administrative	455,812	486,298	456,267
Other expense (income), net	77	44	54
Total expenses	455,889	486,342	456,321

Income before interest and income taxes	67,203	117,883	118,304
Interest income, net	5,508	1,618	231
Income before income taxes	72,711	119,501	118,535
Income tax expense	16,392	30,143	27,732
Net income	$56,319	$89,358	$90,803
Other comprehensive (loss) income, net of tax:
Defined benefit pension plan adjustments; net of tax expense (benefit) of $(76), $513 and $89	$(227)	$1,537	$267

Comprehensive income	$56,092	$90,895	$91,070

Basic earnings per share:
Common Stock	$3.48	$5.43	$5.06
Class A Common Stock	$3.29	$5.17	$4.75

Diluted earnings per share:
Common Stock	$3.36	$5.24	$4.90
Class A Common Stock	$3.25	$5.07	$4.69
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2023		2022		2021
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	30,006	$30,006	29,907	$29,907	29,600	$29,600
Conversion of Class A Common Stock	2	2	3	3	187	187
Stock compensation transactions, net	212	212	96	96	120	120
Ending balance	30,220	30,220	30,006	30,006	29,907	29,907
Class A Common Stock:
Beginning balance	1,806	1,806	1,809	1,809	1,996	1,996
Conversion to Common Stock	(2)	(2)	(3)	(3)	(187)	(187)
Ending balance	1,804	1,804	1,806	1,806	1,809	1,809
Treasury Stock:
Beginning balance (includes 522 shares Class A Stock for each of the years presented; remainder are Common Stock)	(15,662)	(248,756)	(14,591)	(219,008)	(13,384)	(177,545)
Directors’ Compensation Plan	12	197	16	250	25	346
Purchases	(227)	(6,895)	(1,087)	(29,998)	(1,232)	(41,809)
Ending balance	(15,877)	(255,454)	(15,662)	(248,756)	(14,591)	(219,008)
Additional Paid-In Capital:
Beginning balance		108,706		102,572		96,850
Shares issued under incentive plans, net		(4,289)		(1,768)		(3,014)
Directors’ Compensation Plan		880		707		523
Stock-based compensation expense		8,010		7,195		8,213
Ending balance		113,307		108,706		102,572
Retained Earnings:
Beginning balance		398,393		342,983		304,626
Net income		56,319		89,358		90,803
Cash dividends per share: Common Stock: 2023 – $2.18; 2022 - $2.09; and 2021 – $2.97 Class A Common Stock: 2023 - $2.05; 2022 - $1.96; and 2021– $2.79		(35,240)		(33,948)		(52,446)
Ending balance		419,472		398,393		342,983

Accumulated Other Comprehensive Loss:
Beginning balance		(756)		(2,293)		(2,560)
Pension liabilities adjustment, net of taxes		(227)		1,537		267
Ending balance		(983)		(756)		(2,293)
Total Stockholders’ Equity		$308,366		$289,399		$255,970
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net income	$56,319	$89,358	$90,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,603	16,926	16,304
Stock-based compensation	8,010	7,195	8,213
Deferred income taxes	(1,171)	584	234
Net (gain) loss on sale of land, property and equipment	71	128	(77)
Other	1,160	960	869
Changes in operating assets and liabilities:
Inventories	24,377	(6,303)	(22,123)
Customer deposits	(12,132)	(50,928)	12,714
Other assets and liabilities	8,643	(923)	(3,244)
Accounts payable and accrued liabilities	(6,677)	(5,982)	(6,451)
Net cash provided by operating activities	97,203	51,015	97,242
Cash Flows from Investing Activities
Capital expenditures	(53,115)	(28,411)	(34,090)
Proceeds from sale of property and equipment	53	86	88
Net cash used in investing activities	(53,062)	(28,325)	(34,002)
Cash Flows from Financing Activities
Dividends paid	(35,240)	(33,948)	(52,446)
Common stock repurchased	(6,895)	(29,998)	(41,809)
Taxes on vested restricted shares	(4,159)	(1,676)	(2,894)
Net cash used in financing activities	(46,294)	(65,622)	(97,149)
Decrease in Cash, Cash Equivalents and Restricted
Cash Equivalents	(2,153)	(42,932)	(33,909)
Cash, Cash Equivalents and Restricted Cash Equivalents at
Beginning of Year	129,930	172,862	206,771
Cash and Cash Equivalents and Restricted Cash Equivalents at
End of Year	$127,777	$129,930	$172,862

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds	$23,264	$27,957	$32,395
Cash paid for interest	$162	$127	$126
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1, Description of Business and Summary of Significant Accounting Policies:
Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We have 124 showrooms in 16 states at December 31, 2023. All of our stores are operated using the Havertys name and we do not franchise our stores. We also have an online presence through which our customers can make purchases. We offer financing through third-party finance companies.
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
Cash and Cash Equivalents:
Cash and cash equivalents include all liquid investments with a maturity date of less than three months when purchased. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions which typically settle within five days. Our cash is held in Federal Deposit Insurance Corporation (“FDIC”) insured accounts at various banks which at times may exceed federally insured amounts.
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
Contingencies:
We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. We review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Generally, in view of the inherent difficulty of predicting the outcome of these matters, it may not be possible to determine whether any loss is probable or to reasonably estimate the amount of the loss until the matter is close to resolution, in which case no reserve is established until that time. Claims against us could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. We expense any litigation-related amounts as incurred. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.
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
Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery, administrative costs, and certain warehouse and transportation related expenses including accessorial and demurrage fees. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $92,363,000, $101,486,000 and $94,239,000 in 2023, 2022 and 2021, respectively.

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
Advertising Expense:
Advertising costs, which include television, radio, newspaper, digital, and other media advertising, are expensed upon first showing. The total amount of prepaid advertising costs included in other current assets was approximately $1,064,000 and $118,000 at December 31, 2023 and 2022, respectively. We incurred approximately $43,448,000, $51,381,000 and $49,338,000 in advertising expense during 2023, 2022 and 2021, respectively.
Interest Income, net:
We report interest income net of interest expense. Interest income is generated by our cash equivalents and restricted cash equivalents. Interest expense is comprised of charges incurred related to our credit facility. The total amount of interest expense was approximately $162,000, $154,000 and $152,000 during 2023, 2022 and 2021, respectively.
Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and other income or expense items outside of core operations.
Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. We are primarily self-insured for employee group health care claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities. These reserves totaled $7,686,000 and $8,096,000 at December 31, 2023 and 2022, respectively.
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

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. We evaluate right-of-use assets at the same level and exclude operating lease liabilities when evaluating for impairment. When evaluating assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the estimated fair value of the store’s assets, which is determined on the basis of fair value for similar assets or discounted future cash flows. If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value. No impairment losses were recorded in 2023, 2022, and 2021.
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
Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) (“AOCI”), net of income taxes, was comprised of unrecognized retirement liabilities totaling approximately $983,000 and $756,000 at December 31, 2023 and 2022, respectively. See Note 11, "Accumulated Other Comprehensive Loss" for the amounts reclassified out of AOCI to SG&A expense related to our supplemental executive retirement plan.
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
Note 2, Revenues and Segment Reporting:
The following table presents our revenues disaggregated by each major product category and service for each of the last three years (dollars in thousands, amounts and percentages may not always add due to rounding):

	Year Ended December 31,
	2023		2022		2021
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$132,072	15.3%	$168,432	16.1%	$156,033	15.4%
Dining Room Furniture	97,969	11.4	118,139	11.3	109,522	10.8
Occasional	68,592	8.0	85,278	8.1	86,849	8.6
	298,633	34.6	371,849	35.5	352,404	34.8
Upholstery	370,921	43.0	445,306	42.5	433,525	42.8
Mattresses	74,798	8.7	85,208	8.1	90,224	8.9
Accessories and Other (1)	117,781	13.7	144,852	13.8	136,646	13.5
	$862,133	100.0%	$1,047,215	100.0%	$1,012,799	100.0%
(1)Includes delivery charges and product protection.

Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns. We record estimated refunds for sales returns on a gross basis and the carrying value of the return asset is presented separately from inventory. Estimated return inventory of $624,000 and $875,000 at December 31, 2023 and 2022, respectively, is included in the line item “Other current assets” and the estimated refund liability of $1,969,000 and $2,588,000 at December 31, 2023 and 2022, respectively, is included in the line item “Accrued liabilities” on the Consolidated Balance Sheets.
We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $35,837,000 and $47,969,000 at December 31, 2023 and December 31, 2022, respectively. Of the customer deposit liabilities at December 31, 2022, approximately $293,000 has not been recognized through net sales in the twelve months ended December 31, 2023.
We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $36,187,000, $52,199,000 and $50,002,000 were charged to customers in 2023, 2022 and 2021, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $42,361,000, $48,071,000, and $45,914,000 in 2023, 2022 and 2021, respectively.
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
Note 3, Inventories:
Inventories are measured using the last-in, first-out (LIFO) method of valuation. The excess of current costs over our carrying value of inventories was approximately $36,133,000 and $45,545,000 at December 31, 2023 and 2022, respectively. The use of the LIFO valuation method as compared to the FIFO method had a positive impact on our cost of goods sold of approximately $9,412,000 in 2023, and a negative impact of approximately $10,841,000 in 2022 and $12,310,000 in 2021. During 2023, there were liquidations of LIFO inventory layers. The effect of the liquidations during 2023 (included in the preceding LIFO impact amount) decreased cost of goods sold by approximately $410,000 or $0.02 per diluted share of common stock. We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.
Note 4, Property and Equipment:
Property and equipment are summarized as follows:

(In thousands)	2023	2022
Land and improvements	$37,261	$35,015
Buildings and improvements	254,995	217,293
Furniture and fixtures	100,857	98,305
Equipment	64,735	61,270
Construction in progress	5,581	5,423
	463,429	417,306
Less accumulated depreciation	(291,841)	(279,831)
Property and equipment, net	$171,588	$137,475

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
The borrowing base was $130,507,000 at December 31, 2023 and there were no outstanding letters of credit, accordingly, the net availability was $80,000,000.
Note 6, Accrued Liabilities and Other Liabilities:
Accrued liabilities and other liabilities consist of the following:

(In thousands)	2023	2022
Accrued liabilities:
Employee compensation, related taxes and benefits	$19,312	$22,262
Taxes other than income and withholding	11,293	8,862
Self-insurance reserves	5,593	5,892
Other	10,091	11,660
	$46,289	$48,676
Other liabilities:
Deferred compensation	9,783	8,158
SERP, noncurrent	6,594	6,342
Self-insurance reserves	2,093	2,204
Other	8,636	1,669
	$27,106	$18,373
Note 7, Income Taxes:
The provision for income taxes for the years ended December 31 consist of the following:

(In thousands)	2023	2022	2021
Current
Federal	$14,015	$25,318	$22,832
State	3,548	4,241	4,666
	17,563	29,559	27,498
Deferred
Federal	474	(628)	589
State	(1,645)	1,212	(355)
	(1,171)	584	234
Total income tax expense	$16,392	$30,143	$27,732

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2023	2022	2021
Statutory rates applied to income before income taxes	$15,274	$25,095	$24,949
State income taxes, net of Federal tax benefit	2,042	4,888	3,836
Nondeductible compensation expense	878	368	358
Other	(1,802)	(208)	(1,411)
	$16,392	$30,143	$27,732
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

(In thousands)	2023	2022
Deferred tax assets:
Property and equipment	$8,183	$7,414
Lease liabilities	54,390	55,322
Accrued liabilities	11,899	11,786
Retirement benefits	136	60
State tax credits	1,710	1,158
Other	531	702
Total deferred tax assets	76,849	76,442

Deferred tax liabilities:
Inventory related	9,145	7,058
Right-of-use lease assets	51,123	53,320
Other	940	563
Total deferred tax liabilities	61,208	60,941
Net deferred tax assets	$15,641	$15,501
We review our deferred tax assets to determine the need for a valuation allowance. Based on evidence, we concluded that it is more-likely-than-not that our deferred tax assets will be realized and therefore a valuation allowance is not required.
We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2020.
Uncertain Tax Positions
Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense. No amounts for uncertain tax positions were recorded for the years currently open under statute of limitations.

Note 8, Leases:
We have operating leases for retail stores, offices, warehouses, and certain equipment. Our leases have remaining lease terms of between 1 year and 12 years, some of which include options to extend the leases for up to 20 years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by lessors. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.
As of December 31, 2023, there were no leases for retail locations which had not yet commenced.
The table below presents the operating lease assets and liabilities recognized on the consolidated balance sheets as of December 31:

(in thousands)	2023	2022
Operating Lease Assets:
Right-of use lease assets	$202,306	$207,390
Operating Lease Liabilities:
Current lease liabilities	$37,357	$34,442
Non-current lease liabilities	180,397	186,845
Total operating lease liabilities	$217,754	$221,287
Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
The weighted-average remaining lease term and weighted-average discount rate for operating leases as of December 31 are:

	2023	2022
Weighted-average remaining lease term	6.7 years	7.6 years
Weighted-average discount rate	6.07%	5.52%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2023:

(in thousands)	Operating Leases
2024	$49,177
2025	45,848
2026	39,904
2027	33,279
2028	28,198
Thereafter	70,454
Total undiscounted future minimum lease payments	266,860
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(49,106)
Total operating lease liabilities	$217,754

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
Components of lease expense which are included in selling, general, and administrative expenses within our consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$49,148	$46,449	$46,774
Variable lease cost	6,170	6,969	6,680
Total lease expense	$55,318	$53,418	$53,454
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,622	$40,513
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$53,419	$25,419
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
A special cash dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock was paid in the fourth quarter of 2023 and 2022. Total dividends paid on Common Stock were $32,612,000, $31,432,000 and $48,837,000 in 2023, 2022 and 2021, respectively. Total dividends paid on Class A Common Stock were $2,628,000, $2,516,000 and $3,609,000 in 2023, 2022 and 2021, respectively.

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
The following table summarizes information about our SERP.

(In thousands)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of the year	$6,806	$8,756
Interest cost	361	241
Actuarial (gains) losses	303	(1,832)
Benefits paid	(380)	(359)
Benefit obligation at end of year	7,090	6,806
Change in plan assets:
Employer contribution	380	359
Benefits paid	(380)	(359)
Fair value of plan assets at end of year	—	—
Funded status of the plan – (underfunded)	$(7,090)	$(6,806)
Accumulated benefit obligations	$7,090	$6,806
Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2023	2022
Current liabilities	$(496)	$(464)
Noncurrent liabilities	(6,594)	(6,342)
	$(7,090)	$(6,806)
The net actuarial loss recognized in accumulated other comprehensive income (loss) before the effect of income taxes was $451,000 in 2023 and $148,000 in 2022.
Net pension cost included the following components:

(In thousands)	2023	2022	2021
Interest cost on projected benefit obligation	$361	$241	$213
Amortization of actuarial loss	—	218	257
Net pension costs	$361	$459	$470
There are no actuarial loss amounts expected to be amortized from accumulated other comprehensive loss into net periodic cost in 2024.

Assumptions
We use a measurement date of December 31 for our SERP plan. Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2023	2022	2021
Discount rate	5.43%	2.80%	2.41%
Rate of compensation increase	n/a	n/a	n/a
Assumptions used to determine benefit obligations at December 31 for the SERP are as follows:

	2023	2022
Discount rate	5.14%	5.43%
Rate of compensation increase	n/a	n/a
Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years. These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2023.

(In thousands)	2024	2025	2026	2027	2028	2029-2033
Benefit Payments	$496	$539	$592	$610	$592	$2,729
Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute. We match employee contributions 100% up to 4% of a participant’s compensation, with a maximum match per participant of $13,200 in 2023 and $12,200 in 2022 and $11,600 in 2021. We expensed employer contributions of approximately $6,050,000, $6,431,000 and $6,046,000 in 2023, 2022 and 2021, respectively.
We offer participation in a self-directed, non-qualified deferred compensation plan to certain executives and employees. The plan allows a participant to defer a portion of their income. We may also make annual contributions based on the participant’s annual deferral, and our contributions were approximately $72,000, $69,000 and $74,000 in 2023, 2022, and 2021, respectively. The investments for the plan (and its predecessor plan) are held in rabbi trusts and are used to meet the obligations of the plans and precludes us from using such assets for operating purposes. The plans’ assets totaled approximately $9,772,000 and $8,152,000 at December 31, 2023 and 2022, respectively, and are included in other assets. The related liability under the plans of approximately $9,783,000 and $8,158,000 at December 31, 2023 and 2022, respectively, is included in other liabilities.
We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note 11, Accumulated Other Comprehensive Loss:
The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive loss on our Consolidated Balance Sheets to the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Beginning balance	$(756)	$(2,293)	$(2,560)
Other comprehensive income (loss)
Defined benefit pension plan:
Net gain (loss) during year	(303)	1,832	99
Amortization of net loss(1)	—	218	257
	(303)	2,050	356
Tax expense (benefit)	(76)	513	89
Total other comprehensive (loss) income	(227)	1,537	267
Ending balance	$(983)	$(756)	$(2,293)
(1)These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.

Note 12, Stock-Based Compensation Plans:
We have issued and outstanding awards under two employee compensation plans, the 2021 Long-Term Incentive Plan (the “2021 LTIP Plan”) and the 2014 Long Term Incentive Plan (the “2014 LTIP Plan”). No new awards may be granted under the 2014 LTIP Plan. Grants of stock-settled appreciation rights, restricted units, and performance units have been made to certain officers and key employees. All equity awards are settled in shares of Common Stock. As of December 31, 2023, approximately 1,003,000 shares were available for awards under the 2021 LTIP Plan.
The following table summarizes our equity award activity during the years ended December 31, 2023, 2022, and 2021:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price($)	Shares or Units(#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2020	239,281	20.77	213,895	21.08
Granted	120,221	33.29	93,685	32.83
Awards vested or rights exercised	(130,323)	21.28	(56,578)	22.95
Forfeited	(10,097)	25.85	—	—
Units forfeited due to performance	—	—	77,265	20.42
Outstanding at December 31, 2021	219,082	27.10	328,267	23.96
Granted	155,681	28.88	103,104	28.86
Awards vested or rights exercised	(122,680)	27.13	(34,940)	20.28
Forfeited	(14,781)	28.55	(19,033)	26.12
Additional units earned due to performance	—	—	59,249	32.83
Outstanding at December 31, 2022	237,302	28.16	436,647	26.56
Granted	177,098	33.02	106,557	33.08
Awards vested or rights exercised	(147,930)	27.12	(190,700)	20.50
Forfeited	(16,535)	30.93	(3,070)	32.75
Additional units earned due to performance	—	—	3,753	28.86
Outstanding at December 31, 2023	249,935	32.05	353,187	31.77
Restricted units expected to vest	249,935	32.05	328,573	31.67
The total fair value of service-based restricted stock awards that vested in 2023, 2022 and 2021 was approximately $3,789,000, $3,338,000 and $6,069,000, respectively. The aggregate intrinsic value of outstanding restricted stock awards was $8,873,000 at December 31, 2023. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year or three-year periods.
The total fair value of performance-based restricted stock awards that vested in 2023, 2022 and 2021 was approximately $7,182,000, $993,000 and $2,046,000, respectively. The aggregate intrinsic value of outstanding performance awards at December 31, 2023 expected to vest was $11,664,000. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $8,010,000, $7,195,000 and $8,213,000 in 2023, 2022 and 2021, respectively. Forfeitures are recognized as they occur. The tax (benefit) recognized related to all awards was approximately $(766,000), $(73,000) and $(1,011,000) in 2023, 2022 and 2021, respectively. As of December 31, 2023, the total compensation cost related to unvested equity awards was approximately $6,130,000 and is expected to be recognized over a weighted-average period of 1.7 years.

Note 13, Earnings Per Share:
The following is a reconciliation of the income and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2023	2022	2021
Common:
Distributed earnings	$32,612	$31,432	$48,837
Undistributed earnings	19,491	51,290	35,653
Basic	52,103	82,722	84,490
Class A Common earnings	4,216	6,636	6,313
Diluted	$56,319	$89,358	$90,803
Class A Common:
Distributed earnings	$2,628	$2,516	$3,609
Undistributed earnings	1,588	4,120	2,704
	$4,216	$6,636	$6,313

Denominator:	2023	2022	2021
Common:
Weighted average shares outstanding - basic	14,988	15,225	16,710
Assumed conversion of Class A Common Stock	1,282	1,284	1,330
Dilutive awards and common stock equivalents	504	529	503
Total weighted average diluted Common Stock	16,774	17,038	18,543
Class A Common:
Weighted average shares outstanding	1,282	1,284	1,330

Basic net earnings per share
Common Stock	$3.48	$5.43	$5.06
Class A Common Stock	$3.29	$5.17	$4.75
Diluted net earnings per share
Common Stock	$3.36	$5.24	$4.90
Class A Common Stock	$3.25	$5.07	$4.69

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc.

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2023:
Refund on estimated returns and allowances	$2,588	$20,722	$21,341	$1,969

Year ended December 31, 2022:
Refund on estimated returns and allowances	$2,447	$26,802	$26,661	$2,588

Year ended December 31, 2021:
Reserve for cancelled sales and allowances	$2,378	$25,563	$25,494	$2,447
(1)Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.
(2)Refund on estimated returns and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2024.

HAVERTY FURNITURE COMPANIES, INC.

By:	/s/ CLARENCE H. SMITH
Clarence H. Smith
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 7, 2024.

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