Form 10-Q
period 2024-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2024-05-07
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of May 3, 2024, were: Common Stock – 14,960,842; Class A Common Stock – 1,275,395.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$111,818	$120,635
Restricted cash and cash equivalents	6,045	7,142
Inventories	92,078	93,956
Prepaid expenses	17,361	17,067
Other current assets	13,697	12,793
Total current assets	240,999	251,593
Property and equipment, net	173,128	171,588
Right-of-use lease assets	196,976	202,306
Deferred income taxes	15,594	15,641
Other assets	13,832	13,005
Total assets	$640,529	$654,133
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,980	$18,781
Customer deposits	40,912	35,837
Accrued liabilities	35,681	46,289
Current lease liabilities	37,572	37,357
Total current liabilities	131,145	138,264
Noncurrent lease liabilities	174,680	180,397
Other liabilities	28,014	27,106
Total liabilities	333,839	345,767

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2024 – 30,316; 2023 – 30,220	30,316	30,220
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2024 – 1,798; 2023 – 1,804	1,798	1,804
Additional paid-in capital	113,993	113,307
Retained earnings	417,020	419,472
Accumulated other comprehensive loss	(983)	(983)
Less treasury stock at cost – Common Stock (2024 – 15,355 and 2023 – 15,355 shares) and Convertible Class A Common Stock (2024 and 2023 – 522 shares)	(255,454)	(255,454)
Total stockholders’ equity	306,690	308,366
Total liabilities and stockholders’ equity	$640,529	$654,133
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2024	2023

Net sales	$183,997	$224,754
Cost of goods sold	72,978	91,969
Gross profit	111,019	132,785

Expenses:
Selling, general and administrative	109,356	118,361
Other expense (income), net	23	(4)
Total expenses	109,379	118,357

Income before interest and income taxes	1,640	14,428
Interest income, net	1,555	1,010

Income before income taxes	3,195	15,438
Income tax expense	802	3,066
Net income	$2,393	$12,372

Other comprehensive income	—	—

Comprehensive income	$2,393	$12,372

Basic earnings per share:
Common Stock	$0.15	$0.77
Class A Common Stock	$0.13	$0.72

Diluted earnings per share:
Common Stock	$0.14	$0.74
Class A Common Stock	$0.13	$0.71

Cash dividends per share:
Common Stock	$0.30	$0.28
Class A Common Stock	$0.28	$0.26
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$2,393	$12,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,946	4,362
Share-based compensation expense	2,643	1,957
Other	58	(840)
Changes in operating assets and liabilities:
Inventories	1,878	4,079
Customer deposits	5,075	(1,587)
Other assets and liabilities	(1,104)	5,721
Accounts payable and accrued liabilities	(12,754)	(14,990)
Net cash provided by operating activities	3,135	11,074

Cash Flows from Investing Activities:
Capital expenditures	(6,399)	(6,655)
Proceeds from sale of land, property and equipment	48	13
Net cash used in investing activities	(6,351)	(6,642)

Cash Flows from Financing Activities:
Dividends paid	(4,845)	(4,528)
Taxes on vested restricted shares	(1,853)	(2,788)
Net cash used in financing activities	(6,698)	(7,316)

Decrease in cash, cash equivalents and restricted cash equivalents during the period	(9,914)	(2,884)
Cash, cash equivalents and restricted cash equivalents at beginning of period	127,777	129,930
Cash, cash equivalents and restricted cash equivalents at end of period	$117,863	$127,046
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

INDEX
NOTE B – Stockholders’ Equity
The following outlines the changes in each caption of stockholders’ equity for the current and comparative period and the dividends per share for each class of shares.
For the three months ended March 31, 2024:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2023	$30,220	$1,804	$113,307	$419,472	$(983)	$(255,454)	$308,366
Net income				2,393			2,393
Dividends declared:
Common Stock, $0.30 per share				(4,488)			(4,488)
Class A Common Stock, $0.28 per share				(357)			(357)
Class A conversion	6	(6)					—
Restricted stock issuances	90		(1,957)				(1,867)
Amortization of restricted stock			2,643				2,643
Balances at March 31, 2024	$30,316	$1,798	$113,993	$417,020	$(983)	$(255,454)	$306,690

For the three months ended March 31, 2023:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2022	$30,006	$1,806	$108,706	$398,393	$(756)	$(248,756)	$289,399
Net income				12,372			12,372
Dividends declared:
Common Stock, $0.28 per share				(4,194)			(4,194)
Class A Common Stock, $0.26 per share				(334)			(334)
Restricted stock issuances	116		(2,904)				(2,788)
Amortization of restricted stock			1,957				1,957
Balances at March 31, 2023	$30,122	$1,806	$107,759	$406,237	$(756)	$(248,756)	$296,412

NOTE C – Interim LIFO Calculations
Inventories are measured using the last-in, first-out (LIFO) method of valuation using an annual LIFO index. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of the components of the calculation including year-end inventory levels and the expected rate of inflation or deflation for the year. Since these estimates may be affected by factors beyond management’s control, interim results are subject to change based upon the final year-end LIFO inventory valuation.

INDEX
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
At March 31, 2024 and December 31, 2023, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $121.1 million at March 31, 2024 and there were no outstanding letters of credit and, accordingly, net availability was $80.0 million.
NOTE F – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $40.9 million and $35.8 million at March 31, 2024 and December 31, 2023, respectively. Of the customer deposit liabilities at December 31, 2023, approximately $2.3 million have not been recognized through net sales in the three months ended March 31, 2024.
The following table presents our revenues disaggregated by each major product category and service:

(In thousands)	Three Months Ended March 31,
	2024		2023
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$25,862	14.1%	$34,546	15.4%
Dining Room Furniture	19,016	10.3	25,586	11.4
Occasional	14,207	7.7	19,210	8.5
	59,085	32.1	79,342	35.3
Upholstery	82,935	45.1	95,846	42.6
Mattresses	16,600	9.0	18,411	8.2
Accessories and Other (1)	25,377	13.8	31,155	13.9
	$183,997	100.0%	$224,754	100.0%

(1)	Includes delivery charges and product protection.

NOTE G – Leases
We have operating leases for retail stores, offices, warehouses, and certain equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 20 years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by lessors. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.
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

INDEX
initial measurement of the right-of-use asset or lease liability due to uncertainty of the payment amount and are recorded in the period incurred.
At March 31, 2024, we had entered into two leases for additional retail locations which had not yet commenced.
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$12,244	$11,787
Variable lease cost	1,374	1,696
Total lease expense	$13,618	$13,483

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,401	$11,311
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,709	$9,048
NOTE H – Income Taxes
Our effective tax rate for the three months ended March 31, 2024 and 2023 was 25.1% and 19.9%, respectively. The primary difference in the effective rate and the statutory rate was due to state income taxes and the impact from vested stock awards.

INDEX
NOTE I – Stock-Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2023 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the three months ended March 31, 2024:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2023	249,935	$32.05	353,187	$31.77
Granted/Issued	160,155	34.73	121,824	34.73
Awards vested or rights exercised(1)	—	—	(145,104)	32.84
Forfeited	(450)	33.02	—	—
Additional units earned due to performance	—	—	(25,550)	33.08
Outstanding at March 31, 2024	409,640	$33.10	304,357	$32.33
Restricted units expected to vest	409,640	$33.10	275,680	$32.08

(1)	Includes shares repurchased from employees for employee’s tax liability.
The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $14.0 million at March 31, 2024. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the three months ended March 31, 2024 was approximately $4.9 million. The aggregate intrinsic value of outstanding performance awards at March 31, 2024 expected to vest was approximately $9.4 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $2.6 and $2.0 million for the three months ended March 31, 2024 and 2023, respectively. Forfeitures are recognized as they occur. As of March 31, 2024, the total compensation cost related to unvested equity awards was approximately $12.7 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended March 31,
	2024	2023
Numerator:
Common:
Distributed earnings	$4,488	$4,195
Undistributed earnings	(2,267)	7,250
Basic	2,221	11,445
Class A Common earnings	172	927
Diluted	$2,393	$12,372

Class A Common:
Distributed earnings	$357	$333
Undistributed earnings	(185)	594
	$172	$927
Denominator:
Common:
Weighted average shares outstanding - basic	14,899	14,907
Assumed conversion of Class A Common Stock	1,280	1,283
Dilutive options, awards and common stock equivalents	542	594
Total weighted-average diluted Common Stock	16,721	16,784

Class A Common:
Weighted average shares outstanding	1,280	1,283

Basic earnings per share:
Common Stock	$0.15	$0.77
Class A Common Stock	$0.13	$0.72

Diluted earnings per share:
Common Stock	$0.14	$0.74
Class A Common Stock	$0.13	$0.71

INDEX
NOTE K - Subsequent Dividend Declaration
On May 1, 2024, our board of directors declared a quarterly cash dividend of $0.32 on our common stock and $0.30 on our Class A common stock (aggregating approximately $5.2 million), payable on June 14, 2024 to stockholders of record on May 24, 2024.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”).
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
The following table outlines our sales and comp-store sales increases and decreases for the periods indicated:

	2024					2023
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$184.0	(18.1)%	$(40.8)	(18.5)%	$(41.4)	$224.8	(5.9)%	$(14.2)	(6.7)%	$(16.0)
Total sales for the first quarter of 2024 decreased $40.8 million, or 18.1%, compared to the same period in 2023. Our comp-store sales decreased 18.5% or $41.4 million, in the first quarter of 2024 compared to the same period in 2023.
Continued inflationary pressures and economic uncertainty has had a negative effect on discretionary spending. Demand for home furnishings rose rapidly during the COVID years as consumers redecorated their homes and outfitted home offices, pulling forward sales that are now normalizing. Rising interest rates have also exacerbated the small supply of homes available for sale and further weakened the housing market, which has a negative impact on demand for furniture. Written business for the first quarter of 2024 compared to the first quarter of 2023 was down 12.6% and written comp-store sales were down 13.0%.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our free in-home design service is being used by more customers. Designers helped drive 32.3% of our total written business for the first quarter of 2024 compared to 26.0% for the same period in 2023.
Gross Profit
Gross profit for the first quarter of 2024 was 60.3%, up 120 basis points compared to the prior year period of 59.1%. The increase is primarily due to product selection and merchandising mix.
We expect annual gross profit margins for 2024 will be 60.0% to 60.5%. This is a 50 basis points increase from our previous estimate based on our current merchandise mix and anticipated changes in product and freight costs and their impact on our LIFO reserve. Gross profit margins fluctuate quarter to quarter in relation to our promotional cadence.
Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
Our SG&A costs as a percent of sales for the first quarter of 2024 were 59.4% versus 52.7% for the same period in 2023 largely as a result of decreased sales. SG&A dollars decreased $9.0 million, or 7.6%, for the first quarter of 2024 compared to the same prior year period. The change is driven by lower costs in selling expense of $4.8 million, warehouse and delivery costs of $3.2 million, and advertising costs of $0.6 million.
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
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended March 31,
	2024		2023
	$	% of Net Sales	$	% of Net Sales
Variable	$36,986	20.1%	$44,867	20.0%
Fixed and discretionary	72,370	39.3%	73,494	32.7%
	$109,356	59.4%	$118,361	52.7%
The variable expenses in dollars were lower in the first quarter of 2024 compared to the same period in 2023, primarily due to the decrease in commission expense and third-party credit costs.
Fixed and discretionary expenses were impacted in the first quarter of 2024 primarily by decreases in advertising expenses, warehouse costs, and administrative expenses compared to the prior year quarter.
Our variable expenses within SG&A for the full year of 2024 are anticipated to be 19.9% to 20.2%. Fixed and discretionary expenses are expected to be to approximately $290.0 to $292.0 million for the full year of 2024, a decrease of $5.0 million from our previous guidance based on changes in our marketing spend and other costs.

Liquidity and Capital Resources
Cash and Cash Equivalents at End of Year
At March 31, 2024, we had $111.8 million in cash and cash equivalents, and $6.0 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing, if needed.
Long-Term Debt
In October 2022, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank. The Credit Agreement, which matures October 24, 2027, provides for a $80.0 million revolving credit facility. The borrowing base at March 31, 2024 was $121.1 million and the net availability was $80.0 million.
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
Net cash provided by operating activities was $3.1 million in the first three months of 2024 compared to $11.1 million during the same period in 2023. This difference resulted primarily from changes in working capital and a decrease in net income. Working capital was impacted by more normalized levels of inventories and customer deposits in 2024, as compared against the reduction of the backlog in 2023 and an increase in other liabilities.
Investing Activities. Cash used in investing activities decreased by $0.3 million in the first three months of 2024 compared to the first three months of 2023, due to capital expenditure spend.
Financing Activities. Cash used in financing activities decreased by $0.6 million in the first three months of 2024 compared to the first three months of 2023, due to lower shares withheld for taxes in 2024 compared to 2023.
Store Plans and Capital Expenditures

Location or Market	Opening Quarter Actual or Planned	Category
Memphis, TN	Q-1-24	Open
Pine Bluff, AR	Q-1-24	Closure
Destin, FL	Q-2-24	Open
Tampa, FL	Q-3-24	Open
Miami, FL	Q-3-24	Open
Houston, TX	Q-4-24	Open
Assuming the new stores open as planned, the above activity and other changes are expected to increase net selling space at the end of 2024 by approximately 3.4% over net selling space at the end of 2023.
Total capital expenditures for the full year of 2024 are estimated to be $32.0 million depending on the timing of spending for our capital projects.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K. Our exposure to market risk has not changed materially since December 31, 2023.
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
There were no repurchases of Havertys’ common stock during the first quarter of 2024. As of March 31, 2024, the approximate dollar value of shares that may yet be purchased under the program was $13.1 million.
Item 5.    Other Information
During the three months ended March 31, 2024, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: May 7, 2024	By:	/s/ Clarence H. Smith
Clarence H. Smith Chairman of the Board and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)