Form 10-Q
period 2024-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2024-08-06
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of August 1, 2024, were: Common Stock – 15,132,639; Class A Common Stock – 1,275,395.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$109,942	$120,635
Restricted cash and cash equivalents	6,125	7,142
Inventories	92,401	93,956
Prepaid expenses	16,445	17,067
Other current assets	15,497	12,793
Total current assets	240,410	251,593
Property and equipment, net	177,449	171,588
Right-of-use lease assets	195,000	202,306
Deferred income taxes	15,478	15,641
Other assets	13,768	13,005
Total assets	$642,105	$654,133
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,058	$18,781
Customer deposits	38,731	35,837
Accrued liabilities	37,090	46,289
Current lease liabilities	36,561	37,357
Total current liabilities	130,440	138,264
Noncurrent lease liabilities	176,940	180,397
Other liabilities	27,627	27,106
Total liabilities	335,007	345,767

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2024 – 30,414; 2023 – 30,220	30,414	30,220
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2024 – 1,798; 2023 – 1,804	1,798	1,804
Additional paid-in capital	114,644	113,307
Retained earnings	416,233	419,472
Accumulated other comprehensive loss	(983)	(983)
Less treasury stock at cost – Common Stock (2024 – 15,281 and 2023 – 15,355 shares) and Convertible Class A Common Stock (2024 and 2023 – 522 shares)	(255,008)	(255,454)
Total stockholders’ equity	307,098	308,366
Total liabilities and stockholders’ equity	$642,105	$654,133
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$178,636	$206,289	$362,633	$431,042
Cost of goods sold	70,652	81,394	143,630	173,363
Gross profit	107,984	124,895	219,003	257,679

Expenses:
Selling, general and administrative	103,099	110,016	212,455	228,377
Other expense (income), net	(101)	14	(78)	9
Total expenses	102,998	110,030	212,377	228,386

Income before interest and income taxes	4,986	14,865	6,626	29,293
Interest income, net	1,467	973	3,022	1,983

Income before income taxes	6,453	15,838	9,648	31,276
Income tax expense	2,015	4,046	2,817	7,112
Net income	$4,438	$11,792	$6,831	$24,164

Other comprehensive income	—	—	—	—

Comprehensive income	$4,438	$11,792	$6,831	$24,164

Basic earnings per share:
Common Stock	$0.27	$0.73	$0.42	$1.49
Class A Common Stock	$0.25	$0.68	$0.39	$1.41

Diluted earnings per share:
Common Stock	$0.27	$0.70	$0.41	$1.44
Class A Common Stock	$0.25	$0.67	$0.39	$1.38

Cash dividends per share:
Common Stock	$0.32	$0.30	$0.62	$0.58
Class A Common Stock	$0.30	$0.28	$0.58	$0.54
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$6,831	$24,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,147	9,017
Share-based compensation expense	4,130	4,439
Other	1,314	(256)
Changes in operating assets and liabilities:
Inventories	1,555	3,611
Customer deposits	2,894	(2,380)
Other assets and liabilities	916	11,637
Accounts payable and accrued liabilities	(10,245)	(10,104)
Net cash provided by operating activities	17,542	40,128

Cash Flows from Investing Activities:
Capital expenditures	(15,952)	(40,482)
Proceeds from sale of land, property and equipment	52	23
Net cash used in investing activities	(15,900)	(40,459)

Cash Flows from Financing Activities:
Dividends paid	(10,070)	(9,414)
Taxes on vested restricted shares	(3,282)	(4,083)
Net cash used in financing activities	(13,352)	(13,497)

Decrease in cash, cash equivalents and restricted cash equivalents during the period	(11,710)	(13,828)
Cash, cash equivalents and restricted cash equivalents at beginning of period	127,777	129,930
Cash, cash equivalents and restricted cash equivalents at end of period	$116,067	$116,102
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
For the three months ended June 30, 2024:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2024	$30,316	$1,798	$113,993	$417,020	$(983)	$(255,454)	$306,690
Net income				4,438			4,438
Dividends declared:
Common Stock, $0.32 per share				(4,842)			(4,842)
Class A Common Stock, $0.30 per share				(383)			(383)
Restricted stock issuances	98		(1,527)				(1,429)
Amortization of restricted stock			1,487				1,487
Directors' Compensation Plan			691			446	1,137
Balances at June 30, 2024	$30,414	$1,798	$114,644	$416,233	$(983)	$(255,008)	$307,098

For the six months ended June 30, 2024:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2023	$30,220	$1,804	$113,307	$419,472	$(983)	$(255,454)	$308,366
Net income				6,831			6,831
Dividends declared:
Common Stock, $0.62 per share				(9,330)			(9,330)
Class A Common Stock, $0.58 per share				(740)			(740)
Class A conversion	6	(6)					—
Restricted stock issuances	188		(3,484)				(3,296)
Amortization of restricted stock			4,130				4,130
Directors' Compensation Plan			691			446	1,137
Balances at June 30, 2024	$30,414	$1,798	$114,644	$416,233	$(983)	$(255,008)	$307,098

INDEX
For the three months ended June 30, 2023:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2023	$30,122	$1,806	$107,759	$406,237	$(756)	$(248,756)	$296,412
Net income				11,792			11,792
Dividends declared:
Common Stock, $0.30 per share				(4,527)			(4,527)
Class A Common Stock, $0.28 per share				(359)			(359)
Restricted stock issuances	96		(1,390)				(1,294)
Amortization of restricted stock			2,482				2,482
Directors' Compensation Plan			880			197	1,077
Balances at June 30, 2023	$30,218	$1,806	$109,731	$413,143	$(756)	$(248,559)	$305,583

For the six months ended June 30, 2023:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2022	$30,006	$1,806	$108,706	$398,393	$(756)	$(248,756)	$289,399
Net income				24,164			24,164
Dividends declared:
Common Stock, $0.58 per share				(8,721)			(8,721)
Class A Common Stock, $0.54 per share				(693)			(693)
Restricted stock issuances	212		(4,294)				(4,082)
Amortization of restricted stock			4,439				4,439
Directors' Compensation Plan			880			197	1,077
Balances at June 30, 2023	$30,218	$1,806	$109,731	$413,143	$(756)	$(248,559)	$305,583

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
At June 30, 2024 and December 31, 2023, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $117.5 million at June 30, 2024 and there were no outstanding letters of credit and, accordingly, net availability was $80.0 million.
NOTE F – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $38.7 million and $35.8 million at June 30, 2024 and December 31, 2023, respectively. Of the customer deposit liabilities at December 31, 2023, approximately $0.8 million have not been recognized through net sales in the six months ended June 30, 2024.
The following table presents our revenues disaggregated by each major product category and service:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$25,772	14.4%	$33,935	16.5%	$51,634	14.2%	$68,483	15.9%
Dining Room Furniture	19,453	10.9	22,952	11.1	38,469	10.6	48,537	11.3
Occasional	13,183	7.4	16,301	7.9	27,390	7.6	35,510	8.2
	58,408	32.7	73,188	35.5	117,493	32.4	152,530	35.4
Upholstery	78,273	43.8	86,574	42.0	161,208	44.5	182,420	42.3
Mattresses	16,640	9.3	18,985	9.2	33,240	9.2	37,397	8.7
Accessories and Other (1)	25,315	14.2	27,542	13.4	50,692	14.0	58,695	13.6
	$178,636	100.0%	$206,289	100.0%	$362,633	100.0%	$431,042	100.0%

(1)	Includes delivery charges and product protection.

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
At June 30, 2024, we had entered into four leases for additional retail locations which had not yet commenced.
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$12,092	$12,310	$24,338	$24,098
Variable lease cost	1,388	978	2,762	2,674
Total lease expense	$13,480	$13,288	$27,100	$26,772

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,273	$21,519
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,636	$29,334
NOTE H – Income Taxes
Our effective tax rate for the six months ended June 30, 2024 and 2023 was 29.2% and 22.7%, respectively. The primary difference in the effective rate and the statutory rate was due to nondeductible items and state income taxes.

INDEX
NOTE I – Stock-Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2023 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the six months ended June 30, 2024:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2023	249,935	$32.05	353,187	$31.77
Granted/Issued	160,955	34.71	121,824	34.73
Awards vested or rights exercised(1)	(147,836)	32.24	(145,104)	32.84
Forfeited	(3,900)	34.29	—	—
Additional units earned due to performance	—	—	(25,550)	33.08
Outstanding at June 30, 2024	259,154	$33.56	304,357	$32.33
Restricted units expected to vest	259,154	$33.56	221,517	$31.44

(1)	Includes shares repurchased from employees for employee’s tax liability.
The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $6.6 million at June 30, 2024. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the six months ended June 30, 2024 was approximately $4.9 million. The aggregate intrinsic value of outstanding performance awards at June 30, 2024 expected to vest was approximately $5.6 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $4.1 and $4.4 million for the six months ended June 30, 2024 and 2023, respectively. Forfeitures are recognized as they occur. As of June 30, 2024, the total compensation cost related to unvested equity awards was approximately $8.8 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Common:
Distributed earnings	$4,842	$4,527	$9,330	$8,721
Undistributed earnings	(728)	6,387	(2,996)	13,637
Basic	4,114	10,914	6,334	22,358
Class A Common earnings	324	878	497	1,806
Diluted	$4,438	$11,792	$6,831	$24,164

Class A Common:
Distributed earnings	$383	$359	$740	$693
Undistributed earnings	(59)	519	(243)	1,113
	$324	$878	$497	$1,806
Denominator:
Common:
Weighted average shares outstanding - basic	15,065	15,046	14,982	14,977
Assumed conversion of Class A Common Stock	1,275	1,283	1,277	1,283
Dilutive options, awards and common stock equivalents	363	417	453	506
Total weighted-average diluted Common Stock	16,703	16,746	16,712	16,766

Class A Common:
Weighted average shares outstanding	1,275	1,283	1,277	1,283

Basic earnings per share:
Common Stock	$0.27	$0.73	$0.42	$1.49
Class A Common Stock	$0.25	$0.68	$0.39	$1.41

Diluted earnings per share:
Common Stock	$0.27	$0.70	$0.41	$1.44
Class A Common Stock	$0.25	$0.67	$0.39	$1.38

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

	2024					2023
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$184.0	(18.1)%	$(40.8)	(18.5)%	$(41.4)	$224.8	(5.9)%	$(14.2)	(6.7)%	$(16.0)
Q2	$178.6	(13.4)%	$(27.7)	(13.6)%	$(27.7)	$206.3	(18.5)%	$(46.9)	(19.1)%	$(48.0)
YTD Q2	$362.6	(15.9)%	$(68.4)	(16.2)%	$(69.1)	$431.0	(12.4)%	$(61.1)	(13.1)%	$(64.0)
Total sales for the second quarter of 2024 decreased $27.7 million, or 13.4%, compared to the same period in 2023. Our comp-store sales decreased 13.6% or $27.7 million, in the second quarter of 2024 compared to the same period in 2023.
Total sales for the six months ended June 30, 2024, decreased $68.4 million, or 15.9%, compared to the same period in 2023. Our comp-store sales decreased 16.2%, or $69.1 million, in the first six months of 2024 compared to the same period in 2023.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our free in-home design service is being used by more customers. Designers helped drive 35.8% of our total written business for the second quarter of 2024 compared to 28.6% for the same period in 2023. For the first six months of 2024, our designers' written business was 34.0% compared to 27.3% for the same period of 2023.
Demand for home furnishings rose rapidly during the COVID years as consumers redecorated their homes and outfitted home offices, pulling forward sales. Furthermore, recent inflationary pressures and economic uncertainty have had negative effects on consumer discretionary spending. Rising interest rates have also exacerbated the small supply of homes available for sale and further weakened the housing market. All of which has had a negative impact on demand for furniture and has adversely impacted our sales volumes in the first and second quarters of 2024. Written business for the second quarter of 2024 compared to the second quarter of 2023 was down 15.2% and written comp-store sales were down 15.8%.
Gross Profit
Gross profit for the second quarter of 2024 was 60.4%, down 10 basis points compared to the prior year period of 60.5%. For the second quarter of 2024, the change in the LIFO reserve generated an immaterial impact on gross profit compared to a positive impact of $3.4 million for the same period of 2023. Gross profit for the six months ended June 30, 2024 was 60.4% compared to 59.8% for the same period of 2023. Our gross margins, excluding the impact of LIFO, were up based on product selection and merchandising mix in 2024 compared to 2023.
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
Selling, General and Administrative Expenses
Our SG&A costs as a percent of sales for the second quarter of 2024 were 57.7% versus 53.3% for the same period in 2023 largely as a result of decreased sales. SG&A dollars decreased $6.9 million, or 6.3%, for the second quarter of 2024 compared to the same prior year period. The change is driven by lower warehouse and delivery costs of $3.5 million primarily from reduced labor costs, lower costs in selling expense of $3.3 million, decrease of $1.6 million in administrative expenses due to lower stock compensation costs, and a decrease of $1.3 million in advertising expenses. Occupancy costs were $2.8 million higher as rent expense in the prior year quarter was reduced by $1.8 million for incentives to vacate a property before the end of its lease term.
Our SG&A costs as a percent of sales for the first six months of 2024 were 58.6% versus 53.0% for the same period in 2023 largely as a result of decreased sales. SG&A dollars decreased $15.9 million, or 7.0%, for the first half of 2024 compared to the same prior year period. The change results primarily from lower costs in selling expense of $8.0 million, a decrease in warehouse and delivery costs of $6.8 million, and an increase in occupancy costs of $2.7 million.
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

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$34,746	19.4%	$40,996	19.9%	$71,732	19.8%	$85,865	19.9%
Fixed and discretionary	68,353	38.3%	69,020	33.4%	140,723	38.8%	142,512	33.1%
	$103,099	57.7%	$110,016	53.3%	$212,455	58.6%	$228,377	53.0%
The variable expenses in dollars were lower in the second quarter and for the first six months of 2024 compared to the same periods in 2023, primarily due to the decrease in commission expense and third-party credit costs.
Fixed and discretionary expenses were impacted in the second quarter and first half of 2024 primarily by decreases in advertising expenses, warehouse costs, and administrative expenses and in the second quarter by an increase in occupancy costs compared to the prior year comparable periods.
Our variable expenses within SG&A for the full year of 2024 are anticipated to be 19.7% to 20.0%, a 20 basis point decrease primarily due to lower delivery and third-party credit costs. Fixed and discretionary expenses are expected to be to approximately $282.0 to $284.0 million for the full year of 2024, a decrease of $8.0 million from our previous guidance based on reductions in advertising, incentive compensation, and professional fees.
Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2024, we had $109.9 million in cash and cash equivalents, and $6.1 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing, if needed.
Long-Term Debt
In October 2022, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank. The Credit Agreement, which matures October 24, 2027, provides for a $80.0 million revolving credit facility. The borrowing base at June 30, 2024 was $117.5 million and the net availability was $80.0 million.
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
Net cash provided by operating activities was $17.5 million in the first six months of 2024 compared to $40.1 million during the same period in 2023. This difference resulted primarily from a decrease in net income and changes in working capital. Working capital was impacted by more normalized levels of inventories and customer deposits in 2024, as compared against the reduction of the backlog in 2023 and an increase in other liabilities.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investing Activities. Cash used in investing activities decreased by $24.6 million in the first six months of 2024 compared to the first six months of 2023, due to capital expenditure spend.
Financing Activities. Cash used in financing activities for the payment of dividends and taxes on vested shares was comparable in the first six months of 2024 compared to the first six months of 2023.
Store Plans and Capital Expenditures

Location or Market	Opening Quarter Actual or Planned	Category
Memphis, TN	Q-1-24	Open
Pine Bluff, AR	Q-1-24	Closure
Destin, FL	Q-2-24	Open
Tampa, FL	Q-3-24	Open
Miami, FL	Q-3-24	Open
Greenwood, IN	Q-4-24	Open
Houston, TX	Q-4-24	Open
Assuming the new stores open as planned, the above activity and other changes are expected to increase net selling space at the end of 2024 by approximately 3.4% over net selling space at the end of 2023.
Total capital expenditures for the full year of 2024 are estimated to be $33.0 million depending on the timing of spending for our capital projects.
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
There were no repurchases of Havertys’ common stock during the second quarter of 2024. As of June 30, 2024, the approximate dollar value of shares that may yet be purchased under the program was $13.1 million.
Item 5.    Other Information
During the three months ended June 30, 2024, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

INDEX
Item 6.    Exhibits
(a)Exhibits
The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended and restated effective February 24, 2023 (Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022).
10.1	Independent Contractor Agreement, dated June 12, 2024 (Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2024).
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: August 6, 2024	By:	/s/ Clarence H. Smith
Clarence H. Smith Chairman of the Board and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)