Form 10-Q
period 2024-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2024-11-04
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of November 1, 2024, were: Common Stock – 15,132,639; Class A Common Stock – 1,275,395.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$121,160	$120,635
Restricted cash and cash equivalents	6,205	7,142
Inventories	88,688	93,956
Prepaid expenses	16,553	17,067
Other current assets	17,506	12,793
Total current assets	250,112	251,593
Property and equipment, net	179,570	171,588
Right-of-use lease assets	199,724	202,306
Deferred income taxes	16,037	15,641
Other assets	13,859	13,005
Total assets	$659,302	$654,133
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,208	$18,781
Customer deposits	43,940	35,837
Accrued liabilities	39,454	46,289
Current lease liabilities	36,196	37,357
Total current liabilities	137,798	138,264
Noncurrent lease liabilities	186,005	180,397
Other liabilities	27,699	27,106
Total liabilities	351,502	345,767

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2024 – 30,414; 2023 – 30,220	30,414	30,220
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2024 – 1,798; 2023 – 1,804	1,798	1,804
Additional paid-in capital	115,643	113,307
Retained earnings	415,936	419,472
Accumulated other comprehensive loss	(983)	(983)
Less treasury stock at cost – Common Stock (2024 – 15,281 and 2023 – 15,355 shares) and Convertible Class A Common Stock (2024 and 2023 – 522 shares)	(255,008)	(255,454)
Total stockholders’ equity	307,800	308,366
Total liabilities and stockholders’ equity	$659,302	$654,133
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$175,913	$220,347	$538,546	$651,389
Cost of goods sold	69,995	86,349	213,625	259,712
Gross profit	105,918	133,998	324,921	391,677

Expenses:
Selling, general and administrative	100,940	112,729	313,395	341,106
Other (income) expense, net	(333)	55	(412)	64
Total expenses	100,607	112,784	312,983	341,170

Income before interest and income taxes	5,311	21,214	11,938	50,507
Interest income, net	1,560	1,719	4,581	3,701

Income before income taxes	6,871	22,933	16,519	54,208
Income tax expense	1,943	5,779	4,760	12,891
Net income	$4,928	$17,154	$11,759	$41,317

Other comprehensive income	—	—	—	—

Comprehensive income	$4,928	$17,154	$11,759	$41,317

Basic earnings per share:
Common Stock	$0.30	$1.05	$0.73	$2.55
Class A Common Stock	$0.28	$1.00	$0.67	$2.41

Diluted earnings per share:
Common Stock	$0.29	$1.02	$0.70	$2.46
Class A Common Stock	$0.28	$0.98	$0.67	$2.36

Cash dividends per share:
Common Stock	$0.32	$0.30	$0.94	$0.88
Class A Common Stock	$0.30	$0.28	$0.88	$0.82
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$11,759	$41,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,728	13,827
Share-based compensation expense	5,128	6,199
Other	523	(1,337)
Changes in operating assets and liabilities:
Inventories	5,268	15,999
Customer deposits	8,103	(1,661)
Other assets and liabilities	2,569	10,546
Accounts payable and accrued liabilities	(7,089)	(5,516)
Net cash provided by operating activities	41,989	79,374

Cash Flows from Investing Activities:
Capital expenditures	(24,285)	(46,428)
Proceeds from sale of land, property and equipment	461	53
Net cash used in investing activities	(23,824)	(46,375)

Cash Flows from Financing Activities:
Dividends paid	(15,295)	(14,301)
Common stock repurchased	—	(3,194)
Taxes on vested restricted shares	(3,282)	(4,082)
Net cash used in financing activities	(18,577)	(21,577)

Change in cash, cash equivalents and restricted cash equivalents during the period	(412)	11,422
Cash, cash equivalents and restricted cash equivalents at beginning of period	127,777	129,930
Cash, cash equivalents and restricted cash equivalents at end of period	$127,365	$141,352
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
For the three months ended September 30, 2024:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2024	$30,414	$1,798	$114,644	$416,233	$(983)	$(255,008)	$307,098
Net income				4,928			4,928
Dividends declared:
Common Stock, $0.32 per share				(4,842)			(4,842)
Class A Common Stock, $0.30 per share				(383)			(383)
Amortization of restricted stock			999				999
Balances at September 30, 2024	$30,414	$1,798	$115,643	$415,936	$(983)	$(255,008)	$307,800

For the nine months ended September 30, 2024:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2023	$30,220	$1,804	$113,307	$419,472	$(983)	$(255,454)	$308,366
Net income				11,759			11,759
Dividends declared:
Common Stock, $0.94 per share				(14,173)			(14,173)
Class A Common Stock, $0.88 per share				(1,122)			(1,122)
Class A conversion	6	(6)					—
Restricted stock issuances	188		(3,483)				(3,295)
Amortization of restricted stock			5,128				5,128
Directors' Compensation Plan			691			446	1,137
Balances at September 30, 2024	$30,414	$1,798	$115,643	$415,936	$(983)	$(255,008)	$307,800

INDEX
For the three months ended September 30, 2023:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2023	$30,218	$1,806	$109,731	$413,143	$(756)	$(248,559)	$305,583
Net income				17,154			17,154
Dividends declared:
Common Stock, $0.30 per share				(4,527)			(4,527)
Class A Common Stock, $0.28 per share				(360)			(360)
Class A conversion	2	(2)					—
Acquisition of treasury stock						(3,194)	(3,194)
Amortization of restricted stock			1,760				1,760
Balances at September 30, 2023	$30,220	$1,804	$111,491	$425,410	$(756)	$(251,753)	$316,416

For the nine months ended September 30, 2023:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2022	$30,006	$1,806	$108,706	$398,393	$(756)	$(248,756)	$289,399
Net income				41,317			41,317
Dividends declared:
Common Stock, $0.88 per share				(13,249)			(13,249)
Class A Common Stock, $0.82 per share				(1,051)			(1,051)
Class A conversion	2	(2)					—
Acquisition of treasury stock						(3,194)	(3,194)
Restricted stock issuances	212		(4,294)				(4,082)
Amortization of restricted stock			6,199				6,199
Directors' Compensation Plan			880			197	1,077
Balances at September 30, 2023	$30,220	$1,804	$111,491	$425,410	$(756)	$(251,753)	$316,416

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
At September 30, 2024 and December 31, 2023, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $121.7 million at September 30, 2024 and there were no outstanding letters of credit and, accordingly, net availability was $80.0 million.
NOTE F – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $43.9 million and $35.8 million at September 30, 2024 and December 31, 2023, respectively. Of the customer deposit liabilities at December 31, 2023, approximately $0.6 million have not been recognized through net sales in the nine months ended September 30, 2024.
The following table presents our revenues disaggregated by each major product category and service:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$26,083	14.8%	$33,702	15.3%	$77,717	14.4%	$102,184	15.7%
Dining Room Furniture	19,187	10.9	25,272	11.5	57,656	10.7	73,809	11.3
Occasional	12,930	7.4	17,227	7.8	40,320	7.5	52,736	8.1
	58,200	33.1	76,201	34.6	175,693	32.6	228,729	35.1
Upholstery	77,745	44.2	93,559	42.5	238,953	44.4	275,978	42.4
Mattresses	17,086	9.7	20,407	9.3	50,326	9.3	57,805	8.9
Accessories and Other (1)	22,882	13.0	30,180	13.6	73,574	13.7	88,877	13.6
	$175,913	100.0%	$220,347	100.0%	$538,546	100.0%	$651,389	100.0%

(1)	Includes delivery charges and product protection.

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

INDEX
The variable portions of payments are not included in the initial measurement of the right-of-use asset or lease liability due to uncertainty of the payment amount and are recorded in the period incurred.
At September 30, 2024, we have entered into one lease for an additional retail location which has not yet commenced.
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$12,257	$12,404	$36,595	$36,506
Variable lease cost	1,287	1,443	4,049	4,562
Total lease expense	$13,544	$13,847	$40,644	$41,068

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,553	$33,945
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,070	$43,934
NOTE H – Income Taxes
Our effective tax rate for the nine months ended September 30, 2024 and 2023 was 28.8% and 23.8%, respectively. The primary difference in the effective rate and the statutory rate was due to nondeductible items and state income taxes.

INDEX
NOTE I – Stock-Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2023 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the nine months ended September 30, 2024:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2023	249,935	$32.05	353,187	$31.77
Granted/Issued	160,955	34.71	121,824	34.73
Awards vested or rights exercised(1)	(147,836)	32.24	(145,104)	32.84
Forfeited	(17,582)	33.61	(27,174)	32.19
Adjustment of units based on performance	—	—	(25,550)	33.08
Outstanding at September 30, 2024	245,472	$33.56	277,183	$32.35
Restricted units expected to vest	245,472	$33.56	201,075	$31.44

(1)	Includes shares repurchased from employees for employee’s tax liability.
The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $6.7 million at September 30, 2024. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the nine months ended September 30, 2024 was approximately $4.9 million. The aggregate intrinsic value of outstanding performance awards at September 30, 2024 expected to vest was approximately $5.5 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $5.1 and $6.2 million for the nine months ended September 30, 2024 and 2023, respectively. Forfeitures are recognized as they occur. As of September 30, 2024, the total compensation cost related to unvested equity awards was approximately $6.7 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Common:
Distributed earnings	$4,842	$4,527	$14,173	$13,250
(Excess distributions) undistributed earnings	(275)	11,349	(3,271)	24,981
Basic	4,567	15,876	10,902	38,231
Class A Common earnings	361	1,278	857	3,086
Diluted	$4,928	$17,154	$11,759	$41,317

Class A Common:
Distributed earnings	$383	$360	$1,122	$1,051
(Excess distributions) undistributed earnings	(22)	918	(265)	2,035
	$361	$1,278	$857	$3,086
Denominator:
Common:
Weighted average shares outstanding - basic	15,133	15,071	15,032	15,008
Assumed conversion of Class A Common Stock	1,275	1,282	1,277	1,283
Dilutive options, awards and common stock equivalents	337	483	414	498
Total weighted-average diluted Common Stock	16,745	16,836	16,723	16,789

Class A Common:
Weighted average shares outstanding	1,275	1,282	1,277	1,283

Basic earnings per share:
Common Stock	$0.30	$1.05	$0.73	$2.55
Class A Common Stock	$0.28	$1.00	$0.67	$2.41

Diluted earnings per share:
Common Stock	$0.29	$1.02	$0.70	$2.46
Class A Common Stock	$0.28	$0.98	$0.67	$2.36

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
The following table outlines the changes in our sales and comp-store sales for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	2024					2023
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$184.0	(18.1)%	$(40.8)	(18.5)%	$(41.4)	$224.8	(5.9)%	$(14.2)	(6.7)%	$(16.0)
Q2	$178.6	(13.4)%	$(27.7)	(13.6)%	$(27.7)	$206.3	(18.5)%	$(46.9)	(19.1)%	$(48.0)
Q3	$175.9	(20.2)%	$(44.4)	(20.5)%	$(44.9)	$220.3	(19.7)%	$(54.1)	(20.7)%	$(56.5)
YTD Q3	$538.5	(17.3)%	$(112.8)	(17.7)%	$(114.0)	$651.4	(15.0)%	$(115.2)	(15.8)%	$(120.5)
Total sales for the third quarter of 2024 decreased $44.4 million, or 20.2%, compared to the same period in 2023. Our comp-store sales decreased 20.5% or $44.9 million, in the third quarter of 2024 compared to the same period in 2023.
Total sales for the nine months ended September 30, 2024, decreased $112.8 million, or 17.3%, compared to the same period in 2023. Our comp-store sales decreased 17.7%, or $114.0 million, in the first nine months of 2024 compared to the same period in 2023.

During the third quarter of 2024, we saw an increase in customers using our free in-home design service. Design consultants helped drive 34.5% of our total written sales for the third quarter of 2024, with an average written ticket of $7,312, up from 29.0% and an average written ticket of $6,937 for the same period in 2023. For the first nine months of 2024, our design consultants' written sales were 34.2% of our total written sales with an average written ticket of $7,194, up from 28.0% and an average written ticket of $6,800 for the same period of 2023.
Demand for home furnishings rose rapidly during the COVID years as consumers redecorated their homes and outfitted home offices, pulling forward sales. Furthermore, recent inflationary pressures and economic uncertainty have had negative effects on consumer discretionary spending. High interest rates have also exacerbated the small supply of homes available for sale and further weakened the housing market. These factors have negatively impacted demand for furniture and have adversely impacted our sales volumes in each quarter of 2024. Written business for the third quarter of 2024 compared to the third quarter of 2023 was down 15.3% and written comp-store sales were down 16.3%.
Gross Profit
Gross profit margin for the third quarter of 2024 was 60.2%, down 60 basis points compared to the prior year period of 60.8%. For the third quarter of 2024, the change in the LIFO reserve generated an immaterial impact on gross profit compared to a positive impact of $2.3 million for the same period of 2023.
Gross profit margin for the nine months ended September 30, 2024 was 60.3% compared to 60.1% for the same period of 2023. The impact of the change in the LIFO reserve was immaterial for the nine months ended September 30, 2024 but generated a positive impact of $6.6 million for the same prior year period. Excluding the impact of LIFO, our gross profit margins were up in 2024 compared to 2023 due to product selection and merchandising mix.
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
Selling, General and Administrative Expenses
Our SG&A costs as a percent of sales for the third quarter of 2024 were 57.4% versus 51.1% for the same period in 2023 largely as a result of decreased sales. SG&A dollars decreased $11.8 million, or 10.5%, for the third quarter of 2024 compared to the same prior year period. The change is driven by lower costs in selling expense of $6.2 million due to lower commission-based compensation and third-party creditor costs, lower warehouse and delivery costs of $3.6 million, and a decrease of $2.9 million in administrative expenses due to lower salaries and stock compensation costs. Occupancy costs were $1.8 million higher, primarily due to an increase in rent expense. Rent expense in the prior year quarter was reduced by $1.3 million for incentives to vacate a property before the end of its lease term.
Our SG&A costs as a percent of sales for the first nine months of 2024 were 58.2% versus 52.4% for the same period in 2023 largely as a result of decreased sales. SG&A dollars decreased $27.7 million, or 8.1%, for the first nine months of 2024 compared to the same prior year period. The change results primarily from lower costs in selling expense of $14.2 million, a decrease in warehouse and delivery costs of $10.4 million, a decrease in administrative costs of $4.8 million, a decrease in advertising and marketing costs of $2.9 million and an increase in occupancy costs of $4.5 million.
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

The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$33,201	18.9%	$42,344	19.2%	$104,933	19.5%	$128,208	19.7%
Fixed and discretionary	67,739	38.5%	70,385	31.9%	208,462	38.7%	212,898	32.7%
	$100,940	57.4%	$112,729	51.1%	$313,395	58.2%	$341,106	52.4%
The variable expenses in dollars were lower in the third quarter and for the first nine months of 2024 compared to the same periods in 2023, primarily due to decreases in commission expense and third-party credit costs.
Fixed and discretionary expenses decreased in the third quarter of 2024 primarily due to decreases in warehouse costs and administrative expenses. For the first nine months of 2024, fixed and discretionary expenses decreased due to lower warehouse, administrative, and advertising expenses offset by higher occupancy costs.
Our variable expenses within SG&A for the full year of 2024 are anticipated to be 19.6% to 19.9%, a 10 basis point decrease from our previous guidance primarily due to lower third-party credit costs. Fixed and discretionary expenses are expected to be approximately $279.0 to $281.0 million for the full year of 2024, a decrease of $3.0 million from our previous guidance driven by reductions in incentive compensation and professional fees offset by an increase in advertising expense.
Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2024, we had $121.2 million in cash and cash equivalents, and $6.2 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing, if needed.
Long-Term Debt
In October 2022, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank. The Credit Agreement, which matures October 24, 2027, provides for a $80.0 million revolving credit facility. The borrowing base at September 30, 2024 was $121.7 million and the net availability was $80.0 million.
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

Net cash provided by operating activities was $42.0 million in the first nine months of 2024 compared to $79.4 million during the same period in 2023. This difference resulted primarily from a decrease in net income and changes in working capital. Working capital in 2024 was impacted by optimizing inventory levels to sales conditions, normalized delivery backlog and customer deposits, changes in operating lease assets and liabilities, and the timing of other payments and cash receipts.
Investing Activities. Cash used in investing activities decreased by $22.6 million in the first nine months of 2024 compared to the first nine months of 2023, due to lower capital expenditures.
Financing Activities. Cash used in financing activities decreased $3.0 million in the first nine months of 2024 compared to the first nine months of 2023 due to common stock repurchases. There were no repurchases in the first nine months of 2024 compared to $3.2 million in 2023.
Store Plans and Capital Expenditures

Location or Market	Opening Quarter Actual or Planned	Category
Memphis, TN	Q-1-24	Open
Pine Bluff, AR	Q-1-24	Closure
Destin, FL	Q-2-24	Open
Miami, FL	Q-3-24	Open
Tampa, FL	Q-4-24	Open
Greenwood, IN	Q-4-24	Open
Houston, TX	Q-4-24	Open
Assuming the new stores open as planned, we will meet our expansion goal of five net new locations and end 2024 with 129 stores. The above activity and other changes are expected to increase net selling space at the end of 2024 by approximately 3.4% over net selling space at the end of 2023.
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

INDEX
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
There were no repurchases of Havertys’ common stock during the third quarter of 2024. As of September 30, 2024, the approximate dollar value of shares that may yet be purchased under the program was $13.1 million.
Item 5.    Other Information
During the three months ended September 30, 2024, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: November 4, 2024	By:	/s/ Clarence H. Smith
Clarence H. Smith Chairman of the Board and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)