Form 10-K
period 2024-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2025-03-06
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $381,048,530 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).
There were 14,922,558 shares of common stock and 1,270,976 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAVERTY FURNITURE COMPANIES, INC.
Annual Report on Form 10-K for the year ended December 31, 2024

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
Havertys has grown to 129 stores in 17 states in the Southern and Midwest regions of the U.S. All of our retail locations are operated using the Havertys name, and we do not franchise our stores. Our brand recognition is very high in the markets we serve, and consumer surveys indicate Havertys is associated with a high level of quality, fashion, value, and service.
Customers
Havertys customers are typically well-educated women in middle to upper-middle income households. They generally own homes in the suburbs, and their diverse personalities are reflected in their unique sense of style. These consumers research and shop online and in-store, often engaging friends or family members in the purchasing process. They are discerning buyers, desiring furnishings that fit their style, but never sacrifice quality or value. Our marketing, merchandising, stores, online presence, and customer service are targeted to attract and meet the needs of our distinctive customers.
We have a seasoned, commissioned-based sales team serving our customers. Their product knowledge is important in helping customers evaluate Havertys' merchandise compared to our competitors. We also offer a free in-home design service to customers who want an in-depth personalized experience. The average sales ticket for a customer who has a designer visit their home is generally twice that of our average in-store sales ticket. Approximately 33.6% of our written sales in 2024 resulted from consultations with our in-home designers.
Stores
As of December 31, 2024, we operated 129 stores serving 92 cities in 17 states with approximately 4.5 million retail square feet. Our stores range in size from 15,000 to 60,000 selling square feet, with the average being approximately 35,000 square feet. We strive to have our stores reflect the distinctive style and comfort consumers expect to find when purchasing their home furnishings. The store’s location and curb appeal are important to the middle to upper-middle income consumer that we target, and attractive facades complement the quality and style of our merchandise. Interior details are also important for a pleasant and inviting shopping experience. We are very intentional in having open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.
During 2024 we developed a program to improve the in-store experience. These changes focused on:
•more visually appealing signage,
•tagging strategies,
•new fixtures to centrally locate custom fabrics,
•optimized floor presentation of our mattress selection, and
•equipment for the design center to personalize our customer's shopping experience.
We expect the program to be implemented over three years and will begin introducing these changes to our larger stores in 2025.

Our goal, subject to market conditions and identifying suitable sites, is to open an average of net five new stores per year. We select new locations using demographic and market characteristics and sales potential. These locations are primarily in the form of former "big box" retail sites in the 25,000 to 35,000 square feet size range that we lease with an initial term of years and options to renew. Newly constructed sites are typically leased, though there are occasional opportunities to own the store. We continually analyze opportunities for potential relocations within markets and close retail locations that are underperforming or no longer consistent with our brand positioning. For leased locations we generally continue to operate the store until our lease expires. During 2024 we opened the first of our stores in Houston, TX, the largest market we did not serve within our existing distribution system. We currently have no plans to add stores outside our distribution footprint.

The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2024		2023		2022
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	6	171	4	110	3	97
Closed	1	20	2	86	2	88
Year end balances	129	4,538	124	4,387	122	4,363

The following table summarizes our store activity in 2024 and current plans for 2025.

Location	Quarter Actual or Planned	Category
Pine Bluff, AR	Q-1-24	Closure
Southaven, MS	Q-1-24	Open
Destin, FL	Q-2-24	Open
Miami, FL	Q-3-24	Open
Tampa, FL	Q-4-24	Open
Greenwood, IN	Q-4-24	Open
Houston, TX	Q-4-24	Open
Houston, TX	Q-1-25	Open
Daytona, FL	Q-2-25	Relocation
Houston, TX	Q-3-25	Open
Houston, TX	Q-2-26	Open
Online Presence
We consider our website an extension of our brick-and-mortar locations and not a separate segment of our business. Most customers will use the internet for inspiration and as a start to their shopping process to view products and prices. Our website features a variety of helpful tools including a design center with a 3-D room planner, upholstery customization, and inspired accessories. Product reviews written by our customers are also available, which many consumers find helpful in the decision-making process.
The next stop in the purchase journey for most consumers is a visit to a store to touch, sit, and see merchandise in person. Our sales consultants use online tools to further engage our customers while they are in the store. Customers may make their purchase in the store or opt to return home and finalize their decisions, place their orders online and schedule delivery. We limit internet sales of our furniture to within our delivery network, and internet sales of a selection of our accessories to within the continental United States. Our total sales completed online for 2024 were approximately 3.0% of our total 2024 business.

From the initial inspirational point in the purchase journey to providing design assistance, we continue to invest in our digital channels. We have made investments to improve the presentation and ease of navigation for our customers and information on products. We believe our significant investments in the digital channel have improved search capabilities, site functionality, and product presentation, which are each important in driving traffic, increasing conversion, and sales growth. We have added more conversion events, traffic, and conversion variables in Adobe Analytics which has allowed more refined and sophisticated A/B testing and improved insight into customer behavior. We continue to fine-tune the content management system and find opportunities to add more automation to improve the customer experience, increase sales conversion rates through our website, and increase traffic to our stores.
Enhancements to our digital properties are critical for meeting the needs of our increasingly interconnected customers. A significant portion of the traffic in our digital channels is on mobile devices. Mobile customers expect simple and relevant digital interactions. To meet these expectations, we have invested in our digital properties to improve the overall presentation and ease of navigation for the user. We have also enhanced online product landing pages by providing more information, including related products within and beyond its larger collection.
We believe our focus on improving search capabilities, website functionality, category presentation, product content, and delivery timeframe can lead to increased traffic, conversion rates and sales. We do not view the interconnected shopping experience as a specific transaction; rather, we believe it encompasses an entire journey spanning across inspiration and know-how, purchase and fulfillment, and post-purchase care and support.
Merchandise and Revenues
We develop our merchandise selection with the diverse taste of our typical “on-trend” customer in mind. A wide range of styles from traditional to contemporary are in our core assortment, and virtually all of the furniture merchandise we carry bears the Havertys brand. We also tailor our product offerings to the needs and tastes of the local markets we serve, emphasizing more “coastal,” “western” or “urban” looks as appropriate. Our custom upholstery programs and eclectic looks are an important part of our product mix and allow the on-trend consumer more self-expression.
We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer. We carry nationally well-known mattress product lines such as Tempur-Pedic®, Serta®, Stearns and Foster®, Beautyrest®, and Sealy®.
Our customers use varying methods to purchase or finance their sales. As an added convenience to our customers, we offer financing by third-party finance companies. Sales financed by the third-party providers are not Havertys’ receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. Slightly less than one-third of our sales are third-party-financed. The fees we pay to the third parties are included in our selling, general, and administrative expenses (“SG&A”) as a selling expense.
Suppliers and Supply Chain
We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 41.3% of our product purchases during 2024. Most of our wood products, or “case goods,” are imported from Asia. Upholstered items are largely produced domestically, with the exception of our leather products which are primarily imported from Asia or Mexico.
We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers. We have dedicated quality control specialists on-site during production to ensure the items meet our specifications. Our direct import team works with industry designers and manufacturers in some of the best factories throughout Asia. Approximately 20.8% of our case goods sales and 5.9% of our upholstery sales in 2024 were generated by our direct imports.

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
Distribution
We believe our distribution and delivery system is one of the best in the retail furniture industry and provides us with a significant competitive advantage. Our distribution and delivery system uses a combination of three distribution centers (“DCs”) and four home delivery centers (“HDCs”). The DCs receive both domestic product and containers of imported merchandise. A warehousing management system, using radio frequency scanners, tracks each piece of inventory in real time and allows for random storage in the warehouse and efficient scheduling and changing of the workflow. The DCs are also designed to shuttle prepped merchandise up to 250 miles for next-day home deliveries and serve HDCs within a 500-mile radius. The HDCs provide service to markets within an additional 250 miles. We use third parties to handle over-the-road delivery of product from the DCs to the HDCs and market areas. We use Havertys team members for executing home delivery, and have branded this service “Top Drawer Delivery,” an important function serving as the last contact with our customers in the purchase process. Operating standards in our warehouse and delivery functions provide measurements for determining staffing needs and increasing productivity.
Time between purchase and delivery averages 3 to 5 days for in-stock items and 5 to 7 weeks for special order items.

OHDC
VHDC
MHDC
EDC
WDC
GCDC
FDC
Regional Distribution Center
Home Delivery Center
Store Location
New Store Openings in 2024

Human Capital Resources
As of December 31, 2024, Havertys’ total workforce was 2,334: 1,480 in our retail store operations, 645 in our warehouse and delivery points, 168 in our corporate operations, and 41 in our customer-service call centers. None of our team members is a party to a union contract.

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
We are committed to supporting our teammates’ continuous development of professional, technical and leadership skills through corporate training programs, access to digital learning resources and through partnerships with local technical learning institutions. In 2024, Havertys team members consumed approximately 117,000 hours of learning. We also offer the opportunity for team members to pursue degree programs, professional certificates, and individual courses in strategic fields of study through our tuition reimbursement program.
Competition
The retail sale of home furnishings is a highly fragmented and competitive business. The degree and sources of brick-and-mortar retail competition varies by geographic area. We compete with numerous individual retail furniture stores as well as national and regional chains. Retail stores opened or operated by furniture manufacturers compete with us in certain markets in an effort to control and protect the distribution prospects of their branded merchandise. Mass merchants, certain department stores, and some electronics and appliance retailers also have limited furniture product offerings. We also face competition in the e-commerce channel from internet-only retailers, start-up furniture retailers, and larger, more established retailers, including those with a brick-and-mortar presence.
We believe Havertys is uniquely positioned in the marketplace, with a targeted mix of merchandise that appeals to customers who are somewhat more affluent than those of promotional price-oriented furniture stores. Our online presence provides most elements of a seamless, interconnected approach that many of our competitors do not have or cannot replicate. We consider our custom order capabilities, free in-home design service, the tailoring of merchandise on a local market basis, and the ability to make prompt delivery of orders through maintenance of inventory to be significant competitive advantages.
Seasonality
Our business is affected by traditional retail seasonality, advertising and promotion programs, and general economic trends. We experience increased shopping activity on weekends and during traditional extended holiday periods.

Trademarks and Domain Names
We have registered our various logos, trademarks, and service marks. We believe that our trademark position is adequately protected in all markets in which we do business. In addition, we have registered and maintain numerous internet domain names including “havertys.com.” Collectively, the logos, trademarks, service marks and domain names that we hold are of material importance to us.
Available Information
Our internet website address is www.havertys.com. Information about us is within this 2024 Form 10-K, and on our Investor Relations website at www.ir.havertys.com. This website contains additional information about us, including our corporate governance principles and practices and financial and other information. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this 2024 Form 10-K or any of our other filings with the Securities and Exchange Commission ("SEC").
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
Additionally, our business relies on the strategic placement of our store locations. Because our business predominately relies on in-store sales, if our stores are located in areas that do not attract sufficient customer traffic or do not align with the shopping preferences of our customer bases, our sales may be adversely affected.
Our future success is largely dependent on our ability to successfully implement our growth and other strategies.

Our future success, including our ability to achieve growth and increased profitability, is dependent on the ability of our management team to execute on our long-term business strategy, which includes:
•increasing our retail footprint,
•expanding our online presence,
•increasing the efficiency and profitability of our operations,
•introducing new products in the marketplace, and driving increased traffic to our retail stores and e-commerce site through updated marketing efforts, and
•providing excellent service to our customers.
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

We import a substantial portion of our merchandise from foreign sources, which exposes us to political and economic risks inherent in global sourcing.
Based on product costs, approximately 58% of our total furniture purchases in 2024 were for goods that were not produced domestically. Additionally, some of the products we purchase from U.S.-based vendors are sourced, at least in part, from foreign suppliers. Therefore, we are subject to risks associated with foreign sourcing of our merchandise, including but not limited to:
•existing, new, or increased tariffs and other import measures;
•foreign regulations that may impact the availability or cost of supply of our products;
•economic uncertainties, including inflation and the financial instability of vendors;
•fluctuations in foreign currency exchange rates; and
•political instability, geopolitical or military conflicts or acts of war, and act of terrorism or violence,
•including any related sanctions or other government or private responses.
Some of the products we purchase are also subject to tariffs and other import measures. If tariffs are imposed on additional products or the tariff rates are increased, our vendors may increase their prices. Such changes, if they occur, could have one or more of the following impacts:
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
The primary materials our vendors use to produce and manufacture our products are various woods and wood products, resin, steel, leather, cotton, and certain oil-based products. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic and political climate, and other unforeseen circumstances. In addition, supply chain challenges, including shutdowns and shipping delays, can adversely impact our business. Such supply chain disruptions could affect the ability of our suppliers to fulfil our orders in a timely manner, if at all, and could lead to increased prices, which we may not be able to pass through to our customers.
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
In addition, there is a risk that compliance lapses by our foreign manufacturers could occur which could lead to investigations by U.S. government agencies responsible for international trade compliance. Resulting penalties or enforcement actions could delay future imports or otherwise negatively impact our business. There also remains a risk that one or more of our foreign manufacturers will not adhere to applicable legal requirements or our compliance standards such as fair labor standards, the prohibition on child labor and other product safety or manufacturing safety standards. The violation of applicable legal requirements, including labor, manufacturing and safety laws, by any of our manufacturers, the failure of any of our manufacturers to adhere to our global compliance standards or the divergence of the labor practices followed by any of our manufacturers from those generally accepted in the U.S. could:

•disrupt our supply of products from our manufacturers,
•result in potential liability to us, or
•harm our reputation and brand.
Any violation of legal requirements by our vendors could negatively affect our business and operating results.
We rely on third party transportation providers for substantially all of our product shipments from our vendors.

We rely on third party service providers for substantially all of our product shipments from our vendors, both domestic and foreign, to our DCs and also to handle over-the-road delivery of product from the DCs to our HDCs and some market areas. Our and our vendors’ utilization of these shipping services is subject to risks that are outside of our control, including increases in fuel prices and labor costs, employee strikes, labor shortages, union organizing activity, delays in shipping (including congestion at domestic and foreign ports), delays in unloading cargo from ships, availability of adequate trucking or railway providers, adverse weather, natural disasters, possible acts of terrorism and outbreaks of disease. All of these risks may impact our ability to receive products from our vendors to necessary points in our distribution system in a cost-effective and timely manner.

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
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence general consumer spending on discretionary items in particular. Factors influencing consumer spending include:

•general economic conditions,
•consumer disposable income,
•fuel prices,
•inflation,
•recession and fears of recession,
•unemployment,
•inclement weather,
•availability of consumer credit,
•consumer debt levels,
•conditions in the housing market,
•interest rates,
•sales tax rates and rate increases,
•sustained periods of inflation,
•civil disturbances and terrorist activities,
•foreign currency exchange rate fluctuations,
•consumer confidence in future economic and political conditions,
•natural disasters, and
•consumer perceptions of personal well‑being and security, including health epidemics or pandemics.
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
A significant increase in oil and gasoline prices could adversely affect our profitability. In addition, governmental efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means. Our distribution system, which utilizes three DCs and multiple home delivery centers is very transportation dependent and includes the use of third-party providers to reach the 22 states and the District of Columbia that we serve from our stores across 17 Southern and Midwestern states. Merchandise is delivered to customers' homes by Havertys delivery teams. If transportation costs exceed amounts we are able to effectively pass on to the consumer, either by higher prices and/or higher delivery charges, then our profitability will suffer.

ESG risks could adversely affect our reputation and shareholder, employee, customer and third-party relationships and may negatively affect our stock price.
Our business faces increasing public scrutiny related to environmental, social, and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.
Additionally, some investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. Cybersecurity
Risk management and strategy
We have processes in place to identify, assess and monitor material risks from cybersecurity threats. These processes are part of our overall enterprise risk management process and are part of our operating procedures, internal controls, and information systems. These risks include, among other things, operational risks; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have developed and implemented a cybersecurity framework intended to assess, identify and manage risks from threats to the security of our information, systems, and network using a risk-based approach. The framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although this does not imply that we meet all technical standards, specifications, or requirements under the NIST.

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

Cybersecurity Governance
The board of directors, as a whole, has oversight responsibility for our strategic and operational risks. The audit committee regularly reviews and discusses with management the strategies, processes, and controls pertaining to the management of our information technology operations, including cyber risks and cybersecurity. Our Senior Vice President (SVP) of Information Technology and other internal members of our technology team provide regular reports to the audit committee regarding the evolving cybersecurity landscape, including emerging risks, as well as our processes, programs, and initiatives for managing these risks. The audit committee, in turn, periodically reports on its review with the board of directors.
Management is responsible for day-to-day assessment and management of cybersecurity risks. Our cybersecurity risk management and strategy processes are led by our SVP of Information Technology and Assistant Vice President (AVP) of IT Infrastructure and Security. Such individuals have collectively over 50 years of work experience in various roles managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs.
The SVP of Information Technology also presents at least annually to the Board an overview of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results of third-party assessments, our incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks.

ITEM 2. PROPERTIES
Stores
Our retail store space at December 31, 2024 totaled approximately 4.5 million square feet for 129 stores. The following table sets forth the number of stores we operated at December 31, 2024 by state:

State	Number of Stores	State	Number of Stores
Florida	33	Louisiana	3
Texas	22	Ohio	3
Georgia	15	Arkansas	2
North Carolina	10	Kentucky	2
Virginia	10	Indiana	2
South Carolina	7	Missouri	2
Alabama	6	Kansas	1
Tennessee	6	Mississippi	1
Maryland	4
The 37 retail locations which we owned at December 31, 2024 had a net book value for land and buildings of $58.9 million. The remaining 92 locations are leased by us with various termination dates through 2037 plus renewal options.
Distribution Facilities
All of our distribution facilities at December 31, 2024 were leased except for the Florida and Virginia properties. Our regional distribution facilities are in the following locations:

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

Name, age and office (as of March 1, 2025) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Steven G. Burdette[1]	63	President and Chief Executive Officer	2025	President, 2021 Executive Vice President, Operations 2017-March 1, 2021
		Director	2025
Clarence H. Smith[1,2]	74	Executive Chairman of the Board	2025	Chairman of the Board, 2012-2024 Chief Executive Officer, 2002-2024 President, 2002-March 1, 2021
		Director	1989
John L. Gill	61	Executive Vice President, Merchandising	2019	Has held this position for the last five years
Richard B. Hare	58	Executive Vice President, Chief Financial Officer, and Corporate Secretary	2024	Executive Vice President and Chief Financial Officer, 2017- November 16, 2024

1 - Clarence H. Smith was elected Executive Chairman and Steven G. Burdette was elected President and Chief Executive Officer effective January 1, 2025.
2 - Clarence H. Smith and one of our directors, Rawson Haverty, Jr., are first cousins.

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
Stock Performance Graph
The following graph compares the performance of Havertys’ Common Stock and Class A Common Stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P SmallCap 600 Index for the period of five years commencing December 31, 2019 and ending December 31, 2024. The graph assumes an initial investment of $100 on January 1, 2019 and reinvestment of dividends. NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	2019	2020	2021	2022	2023	2024

HVT	$100.00	$152.82	$184.33	$193.20	$246.24	$161.59
HVT-A	$100.00	$158.99	$180.08	$194.22	$239.67	$154.70
S&P SmallCap 600 Index	$100.00	$111.29	$141.13	$118.41	$137.42	$149.37
SIC Codes 5700-5799	$100.00	$136.86	$184.92	$120.34	$140.99	$200.79

Stockholders
Based on the number of individual participants represented by security position listings, there are approximately 8,900 holders of our common stock and 200 holders of our Class A common stock as of February 14, 2025.
Dividends
We have paid a cash dividend in each year since 1935 and expect to continue to pay quarterly cash dividends on our Common Stock and Class A Common Stock for the foreseeable future. The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividends are considered. Our credit agreement includes covenants that may restrict our ability to pay dividends. For more information, see Note 5, “Credit Arrangement,” and Note 9, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements.
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
The following table presents information with respect to our repurchase of Havertys’ common stock during the fourth quarter of 2024:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	$13,113,000
November 1 - November 30	200,000	$23.23	200,000	$8,467,000
December 1 - December 31	14,500	$23.84	14,500	$8,121,000
Total	214,500		214,500

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report. The discussion in this Form 10-K generally focuses on the year ended December 31, 2024 compared to the year ended December 31, 2023. A discussion of our results of operations and changes in financial condition for the 2023 year compared to 2022 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2023.
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
Management Objectives
Management is focused on capturing more market share and improving profitability. This growth will be driven by concentrating our efforts on our customers, with improved interactions highlighted by new products, high-touch service and better technology. In addition, our growth strategy includes the expansion of our retail operations to increase our footprint within our distribution network. The Company’s strategies for profitability include increasing sales volume, maintaining strong gross margins, implementing targeted marketing initiatives, improving productivity and processes, and adopting efficiency and cost-saving measures. Our focus is to serve our customers better and distinguish ourselves in the marketplace.

Key Performance Indicators
We evaluate our performance based on several key metrics which include store traffic, conversion rates, net sales, comparable store sales and written comparable store sales; sales per weighted average square foot; gross profit, selling, general and administrative costs as a percentage of sales; operating income; cash flow; and earnings per share. The goal of utilizing these measurements is to provide tools for economic decision-making, including decisions related to store growth, capital allocation and product pricing.
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

Results of Operations
The table and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report.

Statement of Earnings Data	Year Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022	2021	2020(1)
Net sales	$722,899	$862,133	$1,047,215	$1,012,799	$748,252
Gross profit	439,078	523,092	604,225	574,625	418,994
Percent of net sales	60.7%	60.7%	57.7%	56.7%	56.0%
Selling, general and administrative expenses	419,221	455,812	486,298	456,267	377,288
Percent of net sales	58.0%	52.9%	46.4%	45.1%	50.4%
Income before income taxes(2)	26,153	72,711	119,501	118,535	76,731
Percent of net sales	3.6%	8.4%	11.4%	11.7%	10.3%
Net income(2)	19,956	56,319	89,358	90,803	59,148
Percent of net sales	2.8%	6.5%	8.5%	9.0%	7.9%
Share Data
Diluted earnings per Common share(2)	$1.19	$3.36	$5.24	$4.90	$3.12
Cash dividends – per share:
Common Stock(3)	$1.26	$2.18	$2.09	$2.97	$2.77
Class A Common Stock(3)	$1.18	$2.05	$1.96	$2.79	$2.62
Diluted weighted average common shares outstanding	16,707	16,774	17,038	18,543	18,932
Balance Sheet Data
Total assets	$648,747	$654,133	$649,050	$686,290	$680,372
Inventories	83,419	93,956	118,333	112,031	89,908
Net property and equipment	182,622	171,588	137,475	126,099	108,366
Right-of-use lease assets	194,411	202,306	207,390	222,356	228,749
Lease liabilities	218,379	217,754	221,287	230,352	233,666
Customer deposits	40,733	35,837	47,969	98,897	86,183
Total debt(4)	—	—	—	—	—
Stockholders’ Equity	307,561	308,366	289,399	255,970	252,967
Statement of Cash Flows Data
Net cash provided by operating activities	$58,909	$97,203	$51,015	$97,242	$130,191
Depreciation and amortization	21,611	18,603	16,926	16,304	18,207
Capital expenditures	32,092	53,115	28,411	34,090	10,927
Dividends paid	20,468	35,240	33,948	52,446	50,521
Share repurchases	4,991	6,895	29,998	41,809	19,708
Other Supplemental Data and Metrics
Number of stores	129	124	122	121	120
Retail square footage at year-end (in 000s)	4,539	4,387	4,363	4,354	4,352
Sales per WAVG retail square foot	$164	$197	$241	$232	$173
Average ticket (5)	$3,371	$3,278	$3,171	$2,865	$2,482
Net sales (decrease) increase (%)	(16.1%)	(17.7%)	3.4%	35.4%	(6.7)%
Comparable store sales (decrease) increase (%)	(16.7%)	(18.4%)	3.4%	17.9%	5.0%
Employees	2,334	2,574	2,831	2,845	2,766
(1)Stores were closed and delivery operations were paused for approximately six weeks due to COVID-19.
(2)Includes gain of $31.6 million on a sale-leaseback transaction in 2020 which impacted diluted earnings per share $1.24.
(3)Includes special dividends of $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2023 and 2022, and $2.00 for Common Stock and $1.90 for Class A Common Stock paid in the fourth quarter of 2021 and 2020.
(4)We have no funded debt.
(5)Average ticket is calculated by dividing total sales by the number of orders.

Net Sales
The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2024			2023
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period
Q1	$184.0	(18.1)%	(18.5)%	$224.8	(5.9)%	(6.7)%
Q2	178.6	(13.4)	(13.6)	206.3	(18.5)	(19.1)
Q3	175.9	(20.2)	(20.5)	220.3	(19.7)	(20.7)
Q4	184.4	(12.5)	(13.7)	210.7	(24.9)	(25.5)
Year	$722.9	(16.1)%	(16.7)%	$862.1	(17.7)%	(18.4)%
Net sales in 2024 decreased $139.2 million or 16.1% compared to 2023. The housing recession, inflationary pressures, and cautious consumer spending due to economic uncertainty contributed to the sales decline. Our sales associates and design consultants are providing excellent service to each customer. The average ticket value in 2024 was $3,371, up 3.0% over last year. Design consultant engagement increased in 2024 and accounted for 33.6% of our 2024 total written sales, with an average written ticket of $7,222. (See Note 2, "Revenues and Segment Reporting" of the Notes to Consolidated Financial Statements).
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
Gross profit as a percentage of net sales was 60.7% in 2024 and 2023. The positive impact generated from the change in the LIFO reserve decreased by $8.6 million to $0.8 million in 2024. Excluding the impact of LIFO, our gross profit margins increased 100 basis points due to product selection and merchandising mix.
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
Warehouse costs include personnel, supplies, depreciation, and rental charges for equipment. Advertising expenses are primarily TV and digital media production and space expenditures, market research expenses and agency fees. Administrative expenses are comprised of compensation costs for store personnel exclusive of sales team members, information systems, executive, accounting, merchandising, advertising, supply chain, real estate and human resource departments.

We classify our SG&A expenses as either variable or fixed and discretionary. Our variable expenses include the costs in the selling and delivery categories and certain warehouse expenses as these amounts will generally move in tandem with our level of sales. The remaining categories and expenses are classified as fixed and discretionary because these costs do not fluctuate with sales.
The following table outlines our SG&A expenses by classification:

	2024		2023
(In thousands)		% of Net Sales		% of Net Sales
Variable	$139,859	19.4%	$170,472	19.8%
Fixed and discretionary	279,362	38.6	285,340	33.1
	$419,221	58.0%	$455,812	52.9%
Our SG&A costs as a percent of sales for 2024 were 58.0% versus 52.9% in 2023. SG&A dollars decreased $36.6 million, or 8.0%, for 2024 compared to 2023. The change was driven by the reduction in sales, lower variable costs, and less leveraging of fixed costs. Our selling expenses decreased $18.5 million, largely due to lower commissioned-based compensation and third-party creditor costs. Warehouse, delivery, and transportation expenses decreased $13.7 million from 2023 to 2024, primarily due to reduced personnel levels and lower variable transportation and fuel costs. Our administrative expenses decreased $6.4 million from 2023 due to lower salary and stock-based compensation costs. Advertising expenses decreased $3.0 million from 2023 to 2024, aligning with the reduction of sales. Occupancy costs increased $5.6 million, primarily due to increased depreciation expense and a $3.3 million reduction of rent expense in the prior year, which was attributed to an incentive to vacate a property before the end of its lease term.
Interest (Income) Expense, Net
We earned $0.6 million more interest income, net of interest expense, in 2024 than in 2023 due to higher rates paid on cash, cash equivalents, and restricted cash equivalents.
Provision for Income Taxes
Our effective tax rate was 23.7% in 2024 compared to 22.5% in 2023. See Note 7, “Income Taxes” of the Notes to Consolidated Financial Statements for further information about our income taxes.
Liquidity and Capital Resources
At December 31, 2024, we had $120.0 million in cash and cash equivalents, and $6.3 million in restricted cash equivalents. See Note 1 to our consolidated financial statements for further discussion of our restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years.
Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include operating lease obligations and purchase obligations. In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends. We may also return excess cash to shareholders in the form of share repurchases or special cash dividends. We expect capital expenditures of approximately $27.1 million in 2025 to support our operations and strategic expansion, however these plans are subject to other potential opportunities, the economic environment, general business conditions and our financial performance.
Long-Term Debt
We currently have a $80.0 million revolving credit facility (the "Credit Agreement") with a bank. As of December 31, 2024, we had no outstanding borrowings and $80.0 million of available borrowings under the Credit Agreement. The Credit Agreement matures October 24, 2027. See Note 5, “Credit Arrangement” of the Notes to Consolidated Financial Statements for information about our Credit Agreement.

Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.
At December 31, 2024, we had aggregate lease obligations of $218.4 million, with $36.3 million payable within 12 months. See Note 8, “Leases” of the Notes to Consolidated Financial Statements for further discussion of our operating leases.
Share Repurchases
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our Common Stock and Class A Common Stock. We made cash payments of $5.0 million for repurchases of 214,500 shares of our Common Stock through open market purchases during 2024 and there is approximately $8.1 million at December 31, 2024 that may yet be purchased under the existing authorization.
Cash Flows Summary

2024
2023
2022
($ in millions)
$59
$97
$51
$(32)
$(53)
$(28)
$(29)
$(46)
$(66)
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
Net cash provided by operating activities in 2024 was $58.9 million driven primarily by net income of $20.0 million and non-cash adjustments to net income of $27.9 million consisting primarily of depreciation and amortization, stock-based compensation expense and changes in working capital. The changes in working capital were driven primarily by a $10.5 million decrease in inventories, a $7.0 million decrease in other assets and liabilities, and a $4.9 million increase in customer deposits offset by a $11.4 million decrease in accrued liabilities and vendor repayments.

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
Investing Activities. Cash used in investing activities in 2024 consisted primarily of $32.1 million of capital expenditures.
Cash used in investing activities in 2023 primarily reflected $53.1 million of capital expenditures.
Financing Activities. Cash used in financing activities in 2024 consisted primarily of $20.5 million of quarterly cash dividends and $5.0 million of share repurchases.
Cash used in financing activities in 2023 primarily reflected $19.1 million of quarterly cash dividends, $16.1 of special cash dividends, and $6.9 million of share repurchases.
Our investing activities in stores and operations in 2024, 2023 and 2022 and planned outlays for 2025 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2025	2024	2023	2022
Stores:
New or replacement stores	$15,800	$18,000	$9,300	$7,700
Remodels/expansions	1,200	4,600	2,500	4,400
Other improvements	5,700	4,700	6,900	6,600
Total stores	22,700	27,300	18,700	18,700
Distribution(1)	1,800	2,900	32,400	6,900
Information technology	2,600	1,900	2,000	2,800
Total	$27,100	$32,100	$53,100	$28,400
(1)In 2023 we purchased one distribution facility that was previously leased.
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
In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates. Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents, and interest expense on the Credit Facility. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. During 2024 and 2023, we had no outstanding borrowings under our Credit Agreement (as discussed in Note 5 to the Consolidated Financial Statements), which bears interest based on variable rates.
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

(b)Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – d Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2024.
Attestation Report of the Independent Registered Public Accounting Firm. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c)Changes in Internal Control over Financial Reporting. During the fourth quarter of 2024, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Haverty Furniture Companies, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Haverty Furniture Companies, Inc. (a Maryland Corporation) and subsidiary (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 6, 2025 expressed an unqualified opinion on those financial statements.
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
March 6, 2025

ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We provide some information about our executive officers in Part I of this report under the heading “Information about our Executive Officers.” The remaining information required by this item is incorporated by reference to “Proposal 1: Nominees for Election by Holders of Class A Common Stock and Nominees for Election by Holders of Common Stock,” “Corporate Governance,” “Committees of the Board” and “Certain Relationships and Related Transactions – Delinquent Section 16(a) Reports” in our 2025 Proxy Statement.
Code of Conduct
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
Insider Trading Policy
We have adopted an Insider Trading Policy (the "Policy") governing the purchase, sale, and other dispositions of our securities. The Policy applies to the Company itself and all Company personnel, including directors, officers, employees, and other covered persons. We believe the Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information contained in our 2025 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in our 2025 Proxy Statement with respect to the ownership of Common Stock and Class A Common Stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership by our Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in our 2025 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Governance Guidelines and Policies – Director Independence” is incorporated herein by reference in response to this item.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the heading “Audit Matters” in our 2025 Proxy Statement is incorporated herein by reference to this item.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements.
Consolidated Balance Sheets – December 31, 2024 and 2023.
Consolidated Statements of Comprehensive Income – Years ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023, and 2022.
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

+10.3	2021 Long-Term Incentive Plan effective as of May 10, 2021 (Incorporated by reference to Exhibit 10.1 to our Third-Quarter Form 10-Q filed November 2, 2021).
*+10.4	Haverty Furniture Companies, Inc. Non-Employee Director Compensation Plan, effective as of May 8, 2023.
+10.5	Amended and Restated Directors’ Deferred Compensation Plan, effective as of May 17, 2019 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2019.
+10.6
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

+10.7
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

+10.14
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

+10.15	Independent Contractor Agreement, dated June 12, 2024 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2024).
*19.1	Insider Trading Policy of Haverty Furniture Companies, Inc., effective as of November 8, 2024.
*21.1	Subsidiaries of Haverty Furniture Companies, Inc.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*31.1	Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
*31.2	Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
#32.1	Certifications pursuant to 18 U.S.C. Section 1350.
*97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1
101
The following financial information from our Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL: (i) Consolidated Balance Sheets ended December 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2024, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
#    Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Atlanta, Georgia
March 6, 2025

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$120,034	$120,635
Restricted cash equivalents	6,280	7,142
Inventories	83,419	93,956
Prepaid expenses	14,576	17,067
Other current assets	14,587	12,793
Total current assets	238,896	251,593
Property and equipment, net	182,622	171,588
Right-of-use lease assets	194,411	202,306
Deferred income taxes	17,075	15,641
Other assets	15,743	13,005
Total assets	$648,747	$654,133

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,914	$18,781
Customer deposits	40,733	35,837
Accrued liabilities	39,635	46,289
Current lease liabilities	36,283	37,357
Total current liabilities	131,565	138,264
Noncurrent lease liabilities	182,096	180,397
Other liabilities	27,525	27,106
Total liabilities	341,186	345,767
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2024– 30,419; 2023 – 30,220	30,419	30,220
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2024 – 1,793; 2023 – 1,804	1,793	1,804
Additional paid-in capital	117,257	113,307
Retained earnings	418,960	419,472
Accumulated other comprehensive loss	(869)	(983)
Treasury stock at cost – Common Stock (2024 – 15,496; 2023 – 15,355) and Convertible Class A Common Stock (2024 and 2023 – 522)	(259,999)	(255,454)
Total stockholders’ equity	307,561	308,366
Total liabilities and stockholders’ equity	$648,747	$654,133
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Net sales	722,899	862,133	1,047,215
Cost of goods sold (exclusive of depreciation and amortization)	283,821	339,041	442,990
Gross profit	439,078	523,092	604,225

Expenses:
Selling, general and administrative	419,221	455,812	486,298
Other (income) expense, net	(214)	77	44
Total expenses	419,007	455,889	486,342

Income before interest and income taxes	20,071	67,203	117,883
Interest income, net	6,082	5,508	1,618
Income before income taxes	26,153	72,711	119,501
Income tax expense	6,197	16,392	30,143
Net income	$19,956	$56,319	$89,358
Other comprehensive income (loss), net of tax:
Defined benefit pension plan adjustments; net of tax expense (benefit) of $38, $(76) and $513	$114	$(227)	$1,537

Comprehensive income	$20,070	$56,092	$90,895

Basic earnings per share:
Common Stock	$1.23	$3.48	$5.43
Class A Common Stock	$1.15	$3.29	$5.17

Diluted earnings per share:
Common Stock	$1.19	$3.36	$5.24
Class A Common Stock	$1.15	$3.25	$5.07
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2024		2023		2022
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	30,220	$30,220	30,006	$30,006	29,907	$29,907
Conversion of Class A Common Stock	11	11	2	2	3	3
Stock compensation transactions, net	188	188	212	212	96	96
Ending balance	30,419	30,419	30,220	30,220	30,006	30,006
Class A Common Stock:
Beginning balance	1,804	1,804	1,806	1,806	1,809	1,809
Conversion to Common Stock	(11)	(11)	(2)	(2)	(3)	(3)
Ending balance	1,793	1,793	1,804	1,804	1,806	1,806
Treasury Stock:
Beginning balance (includes 522 shares Class A Stock for each of the years presented; remainder are Common Stock)	(15,877)	(255,454)	(15,662)	(248,756)	(14,591)	(219,008)
Directors’ Compensation Plan	74	446	12	197	16	250
Purchases	(215)	(4,991)	(227)	(6,895)	(1,087)	(29,998)
Ending balance	(16,018)	(259,999)	(15,877)	(255,454)	(15,662)	(248,756)
Additional Paid-In Capital:
Beginning balance		113,307		108,706		102,572
Shares issued under incentive plans, net		(3,483)		(4,289)		(1,768)
Directors’ Compensation Plan		691		880		707
Stock-based compensation expense		6,742		8,010		7,195
Ending balance		117,257		113,307		108,706
Retained Earnings:
Beginning balance		419,472		398,393		342,983
Net income		19,956		56,319		89,358
Cash dividends per share: Common Stock: 2024 – $1.26; 2023 - $2.18; and 2022 – $2.09 Class A Common Stock: 2024 - $1.18; 2023 - $2.05; and 2022– $1.96		(20,468)		(35,240)		(33,948)
Ending balance		418,960		419,472		398,393

Accumulated Other Comprehensive Loss:
Beginning balance		(983)		(756)		(2,293)
Pension liabilities adjustment, net of taxes		114		(227)		1,537
Ending balance		(869)		(983)		(756)
Total Stockholders’ Equity		$307,561		$308,366		$289,399
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net income	19,956	56,319	89,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,611	18,603	16,926
Stock-based compensation	6,742	8,010	7,195
Deferred income taxes	(1,472)	(1,171)	584
Net (gain) loss on sale of land, property and equipment	(153)	71	128
Other	1,123	1,160	960
Changes in operating assets and liabilities:
Inventories	10,537	24,377	(6,303)
Customer deposits	4,896	(12,132)	(50,928)
Other assets and liabilities	7,051	8,643	(923)
Accounts payable and accrued liabilities	(11,382)	(6,677)	(5,982)
Net cash provided by operating activities	58,909	97,203	51,015
Cash Flows from Investing Activities
Capital expenditures	(32,092)	(53,115)	(28,411)
Proceeds from sale of property and equipment	461	53	86
Net cash used in investing activities	(31,631)	(53,062)	(28,325)
Cash Flows from Financing Activities
Dividends paid	(20,468)	(35,240)	(33,948)
Common stock repurchased	(4,991)	(6,895)	(29,998)
Taxes on vested restricted shares	(3,282)	(4,159)	(1,676)
Net cash used in financing activities	(28,741)	(46,294)	(65,622)
Change in cash, cash equivalents and restricted
cash equivalents	(1,463)	(2,153)	(42,932)
Cash, cash equivalents and restricted cash equivalents at
beginning of year	127,777	129,930	172,862
Cash and cash equivalents and restricted cash equivalents at
end of year	$126,314	$127,777	$129,930

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds	$3,402	$23,264	$27,957
Cash paid for interest	$163	$162	$127
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Business and Summary of Significant Accounting Policies:
Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We have 129 showrooms in 17 states at December 31, 2024. All of our stores are operated using the Havertys name and we do not franchise our stores. We have an online presence through which our customers can make purchases and offer financing through third-party finance companies.
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
Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery, administrative costs, and certain warehouse and transportation related expenses including accessorial and demurrage fees. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $78,323,000, $92,363,000 and $101,486,000 in 2024, 2023 and 2022, respectively.

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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, primarily related to real estate and we account for the lease and non-lease components as a single lease component. See Note 8 - “Leases,” for additional information.
Advertising Expense:
Advertising costs, which include television, radio, newspaper, digital, and other media advertising, are expensed upon first showing. The total amount of prepaid advertising costs included in other current assets was approximately $1,307,000 and $1,064,000 at December 31, 2024 and 2023, respectively. We incurred approximately $40,470,000, $43,448,000 and $51,381,000 in advertising expense during 2024, 2023 and 2022, respectively.
Interest Income, net:
We report interest income net of interest expense. Interest income is generated by our cash equivalents and restricted cash equivalents. Interest expense is comprised of charges incurred related to our credit facility. The total amount of interest expense was approximately $163,000, $162,000 and $154,000 during 2024, 2023 and 2022, respectively.
Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and other income or expense items outside of core operations.
Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. We are primarily self-insured for employee group health care claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities. These reserves totaled $7,390,000 and $7,686,000 at December 31, 2024 and 2023, respectively.
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

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. We evaluate right-of-use assets at the same level and exclude operating lease liabilities when evaluating for impairment. When evaluating assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the estimated fair value of the store’s assets, which is determined on the basis of fair value for similar assets or discounted future cash flows. If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value. No impairment losses were recorded in 2024, 2023, and 2022.
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
Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) (“AOCI”), net of income taxes, was comprised of unrecognized retirement liabilities totaling approximately $869,000 and $983,000 at December 31, 2024 and 2023, respectively. See Note 11, "Accumulated Other Comprehensive Loss" for the amounts reclassified out of AOCI to SG&A expense related to our supplemental executive retirement plan.
Recently Issued Accounting Pronouncements:
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. We adopted ASU No. 2023-07 for the year ended December 31, 2024. See Note 2, "Revenues and Segment Reporting" in the accompanying notes to the consolidated financial statements for further detail.

Note 2 - Revenues and Segment Reporting:
The following table presents our revenues disaggregated by each major product category and service for each of the last three years (dollars in thousands, amounts and percentages may not always add due to rounding):

	Year Ended December 31,
	2024		2023		2022
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$102,941	14.2%	$132,072	15.3%	$168,432	16.1%
Dining Room Furniture	78,362	10.8	97,969	11.4	118,139	11.3
Occasional	53,727	7.4	68,592	8.0	85,278	8.1
	235,030	32.5	298,633	34.6	371,849	35.5
Upholstery	322,617	44.6	370,921	43.0	445,306	42.5
Mattresses	65,648	9.1	74,798	8.7	85,208	8.1
Accessories and Other (1)	99,604	13.8	117,781	13.7	144,852	13.8
	$722,899	100.0%	$862,133	100.0%	$1,047,215	100.0%
(1)Includes delivery charges and product protection.
Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns. We record estimated refunds for sales returns on a gross basis and the carrying value of the return asset is presented separately from inventory. Estimated return inventory of $494,000 and $624,000 at December 31, 2024 and 2023, respectively, is included in the line item “Other current assets” and the estimated refund liability of $1,578,000 and $1,969,000 at December 31, 2024 and 2023, respectively, is included in the line item “Accrued liabilities” on the Consolidated Balance Sheets.
We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $40,733,000 and $35,837,000 at December 31, 2024 and December 31, 2023, respectively. Of the customer deposit liabilities at December 31, 2023, approximately $258,000 has not been recognized through net sales in the twelve months ended December 31, 2024.
We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $29,279,000, $36,187,000 and $52,199,000 were charged to customers in 2024, 2023 and 2022, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $37,085,000, $42,361,000, and $48,071,000 in 2024, 2023 and 2022, respectively.
We operate within a single reportable segment. We use a market area approach for both financial and operational decision making. Each of these market areas are considered individual operating segments. The individual operating segments all have similar economic characteristics. The retail stores within the market areas are similar in size and carry substantially identical products selected for the same target customer. We also use the same distribution methods chain-wide. The accounting policies of our single reportable segment are described in Note 1 - Description of Business and Summary of Significant Accounting Policies.

Our chief operating decision maker (CODM) is an executive committee that includes the Chief Executive Officer, President, and Chief Financial Officer. Segment information is prepared on the same basis that our CODM manages our operating segments and evaluates results. The measure used by our CODM to assess performance and make operating decisions is income before income taxes as reported on our consolidated statements of comprehensive income. Our CODM uses income before income taxes to evaluate performance and make key operating decisions, such as determining new store openings to expand our retail footprint. Asset information is provided to the CODM on a consolidated basis.
The following table present significant segment expenses and other segment items regularly reviewed by our CODM:

	Year Ended December 31,
(in 000's)	2024	2023	2022
Net Sales	$722,899	$862,133	$1,047,215
Less:
Cost of goods sold (exclusive of depreciation and amortization)	283,821	339,041	442,990
Selling, general, and administrative
Advertising and marketing	45,487	49,102	54,894
Selling	107,628	126,163	140,300
Occupancy	96,875	91,269	90,287
Warehouse, delivery, and transportation	60,810	74,442	84,653
General and administrative	108,421	114,836	116,164
Total selling, general and administrative(a)	419,221	455,812	486,298
Other segment items(b)	214	(77)	(44)
Interest income	6,245	5,670	1,772
Interest expense	(163)	(162)	(154)
Income before income taxes	26,153	72,711	119,501
Income tax expense	6,197	16,392	30,143
Consolidated net income	$19,956	$56,319	$89,358

(a)Depreciation and amortization expense included in selling, general and administrative expense was $21.6 million, $18.6 million, and $16.9 million for December 31, 2024, 2023, and 2022, respectively.
(b)Other segment items include gains (losses) on asset disposals and miscellaneous income (expense).

Note 3 - Inventories:
Inventories are measured using the last-in, first-out (LIFO) method of valuation. The excess of current costs over our carrying value of inventories was approximately $35,326,000 and $36,133,000 at December 31, 2024 and 2023, respectively. The use of the LIFO valuation method as compared to the FIFO method had a positive impact on our cost of goods sold of approximately $807,000 and $9,412,000 in 2024 and 2023, respectively.
In 2024 and 2023, LIFO inventory layers were liquidated. The effect of the liquidations, which are included in the preceding LIFO impact amount, increased cost of goods sold by approximately $1,100,000 or $0.07 per diluted share in 2024 and decreased cost of goods sold by approximately $410,000 or $0.02 per diluted share of common stock in 2023. We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.

Note 4 - Property and Equipment:
Property and equipment are summarized as follows:

(In thousands)	2024	2023
Land and improvements	$37,210	$37,261
Buildings and improvements	271,729	254,995
Furniture and fixtures	108,905	100,857
Equipment	70,760	64,735
Construction in progress	4,733	5,581
	493,337	463,429
Less accumulated depreciation	(310,715)	(291,841)
Property and equipment, net	$182,622	$171,588
Note 5 - Credit Arrangement:
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
The borrowing base was $118,494,000 at December 31, 2024 and there were no outstanding letters of credit, accordingly, the net availability was $80,000,000.
Note 6 - Accrued Liabilities and Other Liabilities:
Accrued liabilities and other liabilities consist of the following:

(In thousands)	2024	2023
Accrued liabilities:
Employee compensation, related taxes and benefits	$16,038	$19,312
Taxes other than income and withholding	8,550	11,293
Self-insurance reserves	5,301	5,593
Other	9,746	10,091
	$39,635	$46,289
Other liabilities:
Deferred compensation	11,464	9,783
SERP, noncurrent	6,257	6,594
Self-insurance reserves	2,089	2,093
Other	7,715	8,636
	$27,525	$27,106

Note 7 - Income Taxes:
The provision for income taxes for the years ended December 31 consist of the following:

(In thousands)	2024	2023	2022
Current
Federal	$6,504	$14,015	$25,318
State	1,165	3,548	4,241
	7,669	17,563	29,559
Deferred
Federal	(296)	474	(628)
State	(1,176)	(1,645)	1,212
	(1,472)	(1,171)	584
Total income tax expense	$6,197	$16,392	$30,143
The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2024	2023	2022
Statutory rates applied to income before income taxes	$5,492	$15,274	$25,095
State income taxes, net of Federal tax benefit	469	2,042	4,888
Nondeductible compensation expense	553	878	368
Other	(317)	(1,802)	(208)
	$6,197	$16,392	$30,143
Our effective tax rate differs from the federal statutory rate primarily due to state incomes taxes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amounts in the following table are grouped based on broad categories of items that generate the deferred tax assets and liabilities.

(In thousands)	2024	2023
Deferred tax assets:
Property and equipment	$7,193	$8,183
Lease liabilities	54,546	54,390
Accrued liabilities	12,437	11,899
Retirement benefits	98	136
State tax credits	2,486	1,710
Other	418	531
Total deferred tax assets	77,178	76,849

Deferred tax liabilities:
Inventory related	8,517	9,145
Right-of-use lease assets	50,495	51,123
Other	1,091	940
Total deferred tax liabilities	60,103	61,208
Net deferred tax assets	$17,075	$15,641

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

Note 8 - Leases:
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
As of December 31, 2024, there were no leases for retail locations which had not yet commenced.
The table below presents the operating lease assets and liabilities recognized on the consolidated balance sheets as of December 31:

(in thousands)	2024	2023
Operating Lease Assets:
Right-of use lease assets	$194,411	$202,306
Operating Lease Liabilities:
Current lease liabilities	$36,283	$37,357
Non-current lease liabilities	182,096	180,397
Total operating lease liabilities	$218,379	$217,754
Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
The weighted-average remaining lease term and weighted-average discount rate for operating leases as of December 31 are:

	2024	2023
Weighted-average remaining lease term	7.1 years	6.7 years
Weighted-average discount rate	6.16%	6.07%
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2024:

(in thousands)	Operating Leases
2025	$48,380
2026	43,651
2027	38,117
2028	32,619
2029	26,067
Thereafter	83,568
Total undiscounted future minimum lease payments	272,402
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(54,023)
Total operating lease liabilities	$218,379
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
Components of lease expense which are included in selling, general, and administrative expenses within our consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$48,805	$49,148	$46,449
Variable lease cost	5,393	6,170	6,969
Total lease expense	$54,198	$55,318	$53,418
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,271	$46,622
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,875	$53,419

Note 9 - Stockholders’ Equity:
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
Total dividends paid on Common Stock were $18,963,000, $32,612,000 and $31,432,000 in 2024, 2023 and 2022, respectively. Total dividends paid on Class A Common Stock were $1,505,000, $2,628,000 and $2,516,000 in 2024, 2023 and 2022, respectively. A special cash dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock was paid in the fourth quarter of 2023.
Note 10 - Benefit Plans:
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
The following table summarizes information about our SERP.

(In thousands)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of the year	$7,090	$6,806
Interest cost	355	361
Actuarial (gains) losses	(153)	303
Benefits paid	(454)	(380)
Benefit obligation at end of year	6,838	7,090
Change in plan assets:
Employer contribution	454	380
Benefits paid	(454)	(380)
Fair value of plan assets at end of year	—	—
Funded status of the plan – (underfunded)	$(6,838)	$(7,090)
Accumulated benefit obligations	$6,838	$7,090
Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2024	2023
Current liabilities	$(581)	$(496)
Noncurrent liabilities	(6,257)	(6,594)
	$(6,838)	$(7,090)
The net actuarial loss recognized in accumulated other comprehensive income (loss) before the effect of income taxes was $299,000 in 2024 and $451,000 in 2023.

Net pension cost included the following components:

(In thousands)	2024	2023	2022
Interest cost on projected benefit obligation	$355	$361	$241
Amortization of actuarial loss	—	—	218
Net pension costs	$355	$361	$459
There are no actuarial loss amounts expected to be amortized from accumulated other comprehensive loss into net periodic cost in 2025.
Assumptions
We use a measurement date of December 31 for our SERP plan. Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2024	2023	2022
Discount rate	5.14%	5.43%	2.80%
Rate of compensation increase	n/a	n/a	n/a
Assumptions used to determine benefit obligations at December 31 for the SERP are as follows:

	2024	2023
Discount rate	5.60%	5.14%
Rate of compensation increase	n/a	n/a
Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years. These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2024.

(In thousands)	2025	2026	2027	2028	2029	2030-2034
Benefit Payments	$581	$602	$619	$600	$591	$2,680
Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute. We match employee contributions 100% up to 4% of a participant’s compensation, with a maximum match per participant of $13,800 in 2024 and $13,200 in 2023 and $12,200 in 2022. We expensed employer contributions of approximately $5,345,000, $6,050,000 and $6,431,000 in 2024, 2023 and 2022, respectively.
We offer participation in a self-directed, non-qualified deferred compensation plan to certain executives and employees. The plan allows a participant to defer a portion of their income. We may also make annual contributions based on the participant’s annual deferral, and our contributions were approximately $66,000, $72,000 and $69,000 in 2024, 2023, and 2022, respectively. The investments for the plan (and its predecessor plan) are held in rabbi trusts and are used to meet the obligations of the plans and precludes us from using such assets for operating purposes. The plans’ assets totaled approximately $11,451,000 and $9,772,000 at December 31, 2024 and 2023, respectively, and are included in other assets. The related liability under the plans of approximately $11,464,000 and $9,783,000 at December 31, 2024 and 2023, respectively, is included in other liabilities.
We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note 11 - Accumulated Other Comprehensive Loss:
The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive loss on our Consolidated Balance Sheets to the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning balance	$(983)	$(756)	$(2,293)
Other comprehensive income (loss)
Defined benefit pension plan:
Net gain (loss) during year	152	(303)	1,832
Amortization of net loss(1)	—	—	218
	152	(303)	2,050
Tax expense (benefit)	38	(76)	513
Total other comprehensive income (loss)	114	(227)	1,537
Ending balance	$(869)	$(983)	$(756)
(1)These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.

Note 12 - Stock-Based Compensation Plans:
We have issued and outstanding awards under one employee compensation plan, the 2021 Long-Term Incentive Plan (“2021 LTIP Plan”). Grants of restricted units and performance units have been made to certain officers and key employees. All equity awards are settled in shares of Common Stock. As of December 31, 2024, approximately 760,000 shares were available for awards under the 2021 LTIP Plan.
The following table summarizes our equity award activity during the years ended December 31, 2024, 2023, and 2022:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2021	219,082	27.10	328,267	23.96
Granted	155,681	28.88	103,104	28.86
Awards vested or rights exercised	(122,680)	27.13	(34,940)	20.28
Forfeited	(14,781)	28.55	(19,033)	26.12
Additional units earned due to performance	—	—	59,249	32.83
Outstanding at December 31, 2022	237,302	28.16	436,647	26.56
Granted	177,098	33.02	106,557	33.08
Awards vested or rights exercised	(147,930)	27.12	(190,700)	20.50
Forfeited	(16,535)	30.93	(3,070)	32.75
Additional units earned due to performance	—	—	3,753	28.86
Outstanding at December 31, 2023	249,935	32.05	353,187	31.77
Granted	166,961	34.27	121,824	34.73
Awards vested or rights exercised	(148,339)	32.25	(146,189)	32.84
Forfeited	(17,982)	33.64	(27,174)	32.19
Units forfeited due to performance	—	—	(25,550)	33.08
Outstanding at December 31, 2024	250,575	33.29	276,098	32.34
Restricted units expected to vest	250,575	33.29	210,735	31.60
The total fair value of service-based restricted stock awards that vested in 2024, 2023 and 2022 was approximately $4,236,000, $3,789,000 and $3,338,000, respectively. The aggregate intrinsic value of outstanding restricted stock awards was $5,578,000 at December 31, 2024. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year or three-year periods.
The total fair value of performance-based restricted stock awards that vested in 2024, 2023 and 2022 was approximately $4,917,000, $7,182,000 and $993,000, respectively. The aggregate intrinsic value of outstanding performance awards at December 31, 2024 expected to vest was $4,651,000. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $6,742,000, $8,010,000 and $7,195,000 in 2024, 2023 and 2022, respectively. Forfeitures are recognized as they occur. The tax (benefit) recognized related to all awards was approximately $108,000, $(766,000) and $(73,000) in 2024, 2023 and 2022, respectively. As of December 31, 2024, the total compensation cost related to unvested equity awards was approximately $5,541,000 and is expected to be recognized over a weighted-average period of 1.6 years.

Note 13 - Earnings Per Share:
The following is a reconciliation of the income and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2024	2023	2022
Common:
Distributed earnings	$18,963	$32,612	$31,432
(Excess distributions) undistributed earnings	(474)	19,491	51,290
Basic	18,489	52,103	82,722
Class A Common earnings	1,467	4,216	6,636
Diluted	$19,956	$56,319	$89,358
Class A Common:
Distributed earnings	$1,505	$2,628	$2,516
(Excess distributions) undistributed earnings	(38)	1,588	4,120
	$1,467	$4,216	$6,636

Denominator:	2024	2023	2022
Common:
Weighted average shares outstanding - basic	15,034	14,988	15,225
Assumed conversion of Class A Common Stock	1,276	1,282	1,284
Dilutive awards and common stock equivalents	397	504	529
Total weighted average diluted Common Stock	16,707	16,774	17,038
Class A Common:
Weighted average shares outstanding	1,276	1,282	1,284

Basic net earnings per share
Common Stock	$1.23	$3.48	$5.43
Class A Common Stock	$1.15	$3.29	$5.17
Diluted net earnings per share
Common Stock	$1.19	$3.36	$5.24
Class A Common Stock	$1.15	$3.25	$5.07
At December 31, 2024, we did not include approximately 16,000 restricted share units in the computation of diluted earnings per common share because the expense of those shares were greater than the average market price and their inclusion would have been antidilutive.

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc.

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)(2)	Balance at end of period
Year ended December 31, 2024:
Refund on estimated returns and allowances	$1,969	$16,549	$16,940	$1,578

Year ended December 31, 2023:
Refund on estimated returns and allowances	$2,588	$20,722	$21,341	$1,969

Year ended December 31, 2022:
Reserve for cancelled sales and allowances	$2,447	$26,802	$26,661	$2,588
(1)Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.
(2)Refund on estimated returns and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2025.

HAVERTY FURNITURE COMPANIES, INC.

By:	/s/ STEVEN G. BURDETTE
Steven G. Burdette
President, Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 6, 2025.

/s/ STEVEN G. BURDETTE	/s/ RICHARD B. HARE
Steven G. Burdette	Richard B. Hare
President, Chief Executive Officer, and Director (principal executive officer)	Executive Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)

/s/ CLARENCE H. SMITH	/s/ G. THOMAS HOUGH
Clarence H. Smith	G. Thomas Hough
Executive Chairman of the Board	Lead Director

/s/ AL TRUJILLO	/s/ MICHAEL R. COTE
Al Trujillo	Michael R. Cote
Director	Director

/s/ L. ALLISON DUKES	/s/ VICKI R. PALMER
L. Allison Dukes	Vicki R. Palmer
Director	Director

/s/ RAWSON HAVERTY, JR.	/s/ DEREK G. SCHILLER
Rawson Haverty, Jr.	Derek G. Schiller
Director	Director

/s/ NATALIE B. MORHOUS
Natalie B. Morhous
Director