Form 10-Q
period 2025-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2025-05-02
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of May 1, 2025, were: Common Stock – 14,907,855; Class A Common Stock – 1,244,976.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$111,941	$120,034
Restricted cash and cash equivalents	6,347	6,280
Inventories	88,704	83,419
Prepaid expenses	12,025	14,576
Other current assets	13,722	14,587
Total current assets	232,739	238,896
Property and equipment, net	182,002	182,622
Right-of-use lease assets	193,928	194,411
Deferred income taxes	18,001	17,075
Other assets	16,020	15,743
Total assets	$642,690	$648,747
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,850	$14,914
Customer deposits	42,760	40,733
Accrued liabilities	32,361	39,635
Current lease liabilities	36,676	36,283
Total current liabilities	128,647	131,565
Noncurrent lease liabilities	181,065	182,096
Other liabilities	27,617	27,525
Total liabilities	337,329	341,186

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2025 – 30,498; 2024 – 30,419	30,498	30,419
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2025 – 1,767; 2024 – 1,793	1,767	1,793
Additional paid-in capital	118,399	117,257
Retained earnings	417,565	418,960
Accumulated other comprehensive loss	(869)	(869)
Less treasury stock at cost – Common Stock (2025 – 15,590 and 2024 – 15,496 shares) and Convertible Class A Common Stock (2025 and 2024 – 522 shares)	(261,999)	(259,999)
Total stockholders’ equity	305,361	307,561
Total liabilities and stockholders’ equity	$642,690	$648,747
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2025	2024

Net sales	$181,567	$183,997
Cost of goods sold (exclusive of depreciation and amortization)	70,484	72,978
Gross profit	111,083	111,019

Expenses:
Selling, general and administrative	107,202	109,356
Other (income) expense, net	(158)	23
Total expenses	107,044	109,379

Income before interest and income taxes	4,039	1,640
Interest income, net	1,254	1,555

Income before income taxes	5,293	3,195
Income tax expense	1,515	802
Net income	$3,778	$2,393

Other comprehensive income	—	—

Comprehensive income	$3,778	$2,393

Basic earnings per share:
Common Stock	$0.24	$0.15
Class A Common Stock	$0.21	$0.13

Diluted earnings per share:
Common Stock	$0.23	$0.14
Class A Common Stock	$0.21	$0.13

Cash dividends per share:
Common Stock	$0.32	$0.30
Class A Common Stock	$0.30	$0.28
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$3,778	$2,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,895	4,946
Share-based compensation expense	2,080	2,643
Other	(924)	58
Changes in operating assets and liabilities:
Inventories	(5,285)	1,878
Customer deposits	2,027	5,075
Other assets and liabilities	3,124	(1,104)
Accounts payable and accrued liabilities	(4,541)	(12,754)
Net cash provided by operating activities	6,154	3,135

Cash Flows from Investing Activities:
Capital expenditures	(6,127)	(6,399)
Proceeds from sale of land, property and equipment	5	48
Net cash used in investing activities	(6,122)	(6,351)

Cash Flows from Financing Activities:
Dividends paid	(5,173)	(4,845)
Common stock repurchased	(2,000)	—
Taxes on vested restricted shares	(885)	(1,853)
Net cash used in financing activities	(8,058)	(6,698)

Decrease in cash, cash equivalents, and restricted cash equivalents during the period	(8,026)	(9,914)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	126,314	127,777
Cash, cash equivalents, and restricted cash equivalents at end of period	$118,288	$117,863
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
For the three months ended March 31, 2025:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2024	$30,419	$1,793	$117,257	$418,960	$(869)	$(259,999)	$307,561
Net income				3,778			3,778
Dividends declared:
Common Stock, $0.32 per share				(4,799)			(4,799)
Class A Common Stock, $0.30 per share				(374)			(374)
Class A conversion	26	(26)					—
Acquisition of treasury stock						(2,000)	(2,000)
Restricted stock issuances	53		(938)				(885)
Amortization of restricted stock			2,080				2,080
Balances at March 31, 2025	$30,498	$1,767	$118,399	$417,565	$(869)	$(261,999)	$305,361
For the three months ended March 31, 2024:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2023	$30,220	$1,804	$113,307	$419,472	$(983)	$(255,454)	$308,366
Net income				2,393			2,393
Dividends declared:
Common Stock, $0.30 per share				(4,488)			(4,488)
Class A Common Stock, $0.28 per share				(357)			(357)
Class A conversion	6	(6)					—
Restricted stock issuances	90		(1,957)				(1,867)
Amortization of restricted stock			2,643				2,643
Balances at March 31, 2024	$30,316	$1,798	$113,993	$417,020	$(983)	$(255,454)	$306,690

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
At March 31, 2025 and December 31, 2024, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $106.8 million at March 31, 2025 and there were no outstanding letters of credit, accordingly, the net availability was $80.0 million.
Note F – Revenues and Segment Reporting
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $42.8 million and $40.7 million at March 31, 2025 and December 31, 2024, respectively. Of the customer deposit liabilities at December 31, 2024, approximately $2.0 million have not been recognized through net sales in the three months ended March 31, 2025.
The following table presents our revenues disaggregated by each major product category and service:

(In thousands)	Three Months Ended March 31,
	2025		2024
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$27,176	15.0%	$25,862	14.1%
Dining Room Furniture	17,957	9.9	19,016	10.3
Occasional	12,919	7.1	14,207	7.7
	58,052	32.0	59,085	32.1
Upholstery	81,415	44.8	82,935	45.1
Mattresses	15,804	8.7	16,600	9.0
Accessories and Other (1)	26,296	14.5	25,377	13.8
	$181,567	100.0%	$183,997	100.0%

(1)	Includes delivery charges and product protection.

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
Our chief operating decision maker (CODM) is an executive committee that includes the Chief Executive Officer, Executive Chairman, and Chief Financial Officer. Segment information is prepared on the same basis as our CODM manages our operating segments and evaluates results. The measure used by our CODM to assess performance and make operating decisions is income before income taxes as reported on our condensed consolidated statements of comprehensive income. Asset information is provided to the CODM on a consolidated basis.

INDEX
The following table present significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended March 31,
(in 000's)	2025	2024
Net Sales	$181,567	$183,997
Less:
Cost of goods sold (exclusive of depreciation and amortization)	70,484	72,978
Selling, general, and administrative
Advertising and marketing	11,077	12,172
Selling	25,712	27,738
Occupancy	25,472	23,843
Warehouse, delivery, and transportation	14,914	16,624
General and administrative	30,027	28,979
Total selling, general and administrative(a)	107,202	109,356
Other segment items(b)	158	(23)
Interest income	1,294	1,595
Interest expense	(40)	(40)
Income before income taxes	5,293	3,195
Income tax expense	1,515	802
Consolidated net income	$3,778	$2,393

(a) Depreciation and amortization expense included in selling, general and administrative expense was $5.9 million and $4.9 million for March 31, 2025 and 2024, respectively.
(b) Other segment items include gains (losses) on asset disposals and miscellaneous income (expense).

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
At March 31, 2025, we have entered into one lease for an additional retail location which has not yet commenced.

INDEX
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$12,334	$12,244
Variable lease cost	1,302	1,374
Total lease expense	$13,636	$13,618

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,489	$12,401
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,657	$3,709
Note H – Income Taxes
Our effective tax rate for the three months ended March 31, 2025 and 2024 was 28.6% and 25.1%, respectively. The primary difference in the effective rate and the statutory rate was due to nondeductible items and state income taxes.

INDEX
Note I – Stock-Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2024 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the three months ended March 31, 2025:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2024	250,575	$33.29	276,098	$32.34
Granted/Issued	210,750	22.89	153,948	22.91
Awards vested or rights exercised(1)	—	—	(91,804)	28.86
Forfeited	(5,162)	33.24	(4,577)	33.71
Adjustment of units based on performance	—	—	(65,364)	34.73
Outstanding at March 31, 2025	456,163	$28.49	268,301	$27.52
Restricted units expected to vest	456,163	$28.49	288,930	$27.19

(1)	Includes shares repurchased from employees for employee’s tax liability.
The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $9.0 million at March 31, 2025. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the three months ended March 31, 2025 was approximately $2.1 million. The aggregate intrinsic value of outstanding performance awards at March 31, 2025 expected to vest was approximately $5.7 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $2.1 and $2.6 million for the three months ended March 31, 2025 and 2024, respectively. Forfeitures are recognized as they occur. As of March 31, 2025, the total compensation cost related to unvested equity awards was approximately $11.9 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended March 31,
	2025	2024
Numerator:
Common:
Distributed earnings	$4,799	$4,488
Excess distributions	(1,290)	(2,267)
Basic	3,509	2,221
Class A Common earnings	269	172
Diluted	$3,778	$2,393

Class A Common:
Distributed earnings	$374	$357
Excess distributions	(105)	(185)
	$269	$172
Denominator:
Common:
Weighted average shares outstanding - basic	14,931	14,899
Assumed conversion of Class A Common Stock	1,263	1,280
Dilutive options, awards and common stock equivalents	369	542
Total weighted-average diluted Common Stock	16,563	16,721

Class A Common:
Weighted average shares outstanding	1,263	1,280

Basic earnings per share:
Common Stock	$0.24	$0.15
Class A Common Stock	$0.21	$0.13

Diluted earnings per share:
Common Stock	$0.23	$0.14
Class A Common Stock	$0.21	$0.13

INDEX
Note K – Contingencies
The Company is subject to various claims and legal proceedings covering a wide range of matters, including with respect to product liability and personal injury claims that arise in the ordinary course of its business activities. We currently have no pending claims or legal proceedings that we believe would be reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows. However, there can be no assurance that either future litigation or an unfavorable outcome in existing claims will not have a material impact on our business, reputation, financial position, cash flows or results of operations.

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”).
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q (the "Form 10-Q") and the schedules hereto that are not purely historical facts or that necessarily depend on future events, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified by the use of forward-looking terminology including “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers, and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company's current assumptions, expectations, and projections about future events. Forward-looking statements are by nature inherently uncertain and involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. These risks and uncertainties include, but are not limited to, competition from national, regional and local retailers of home furnishings; our ability to anticipate changes in consumer preferences; our ability to successfully implement our growth and other strategies; our ability to maintain and enhance our brand; importing merchandise from foreign sources; fluctuations and volatility in the cost of raw materials and components; our dependence on third-party producers to meet our requirements; our vendors' ability to meet our quality control standards or comply with changes to the legislative or regulatory framework regarding product safety; risks in our supply chain, including price, availability and quality of raw materials and components utilized in the products we sell and our ability to forecast our supply chain needs; our reliance on third-party transportation vendors for product shipments from our suppliers; the effects of labor disruptions or labor shortages; and our ability to attract and retain key employees; the rise of oil and gasoline prices; increased transportation costs; damage to one of our distribution centers; the vulnerability of our information technology infrastructure to cyber-attacks, breaches and other disruptions; changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations; pending or unforeseen litigation; and other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings. Further information on the risks and uncertainties that could cause our actual results to differ from these forward-looking statements are described in "Item 1A. Risk Factors" of our Form 10-K for 2024 and in the subsequent reports we file with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein. All forward‑looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.
We intend for any forward-looking statements to be covered by, and we claim the protection under, the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Impact of tariffs imposed by the U.S government
As disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, we are subject to political and economic risks inherent in global sourcing, including tariffs and other import measures put in place by the United States ("U.S."). Beginning in the first quarter of 2025, the U.S. government announced additional tariffs on imported goods. The U.S. government has indicated that it is willing to negotiate the tariffs with other countries, and in April 2025, implemented a 90-day pause of escalating tariffs for nearly all U.S. trading partners (excluding China). We are closely monitoring the negotiations and proactively evaluating the impact of the tariffs to minimize the effect on our business.

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
The following table outlines the changes in our sales and comp-store sales for the periods indicated.

	2025					2024
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$181.6	(1.3)%	$(2.4)	(4.8)%	$(8.8)	$184.0	(18.1)%	$(40.8)	(18.5)%	$(41.4)
Net sales for the first quarter of 2025 decreased $2.4 million, or 1.3%, compared to the same period in 2024. Our comp-store sales decreased $8.8 million, or 4.8%, in the first quarter of 2025 compared to the same period in 2024. A weak housing market, inflationary pressures, and cautious consumer spending due to economic uncertainty continue to suppress the demand for home furnishings. In the first quarter of 2025, our business was also impacted by atypical winter weather in the South. Written business for the first quarter of 2025, compared to the first quarter of 2024, was down 2.6%, and written comp-store sales were down 6.3%.
Our free in-home design service has experienced an increase in customer engagement. Design consultants helped drive 33.2% of our total written sales for the first quarter of 2025, with an average written ticket of $7,422, up from 32.4% and an average written ticket of $6,782 for the same period in 2024.
Gross Profit
Gross profit margin for the first quarter of 2025 was 61.2%, up 90 basis points compared to the prior year period of 60.3%. The increase is primarily due to product selection and merchandising mix.
Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
Our SG&A costs as a percent of sales for the first quarter of 2025 were 59.0% versus 59.4% for the same period in 2024, largely due to decreased sales. SG&A dollars decreased $2.2 million, or 2.0%, for the first quarter of 2025 compared to the same prior year period. The change is driven by lower costs in selling expense of $2.0 million due to lower-commissioned based compensation and third-party creditor costs, lower warehouse and delivery costs of $1.7 million, and lower advertising and marketing costs of $1.1 million, aligning with the reduction of sales. Occupancy costs were $1.6 million higher, primarily due to costs associated with new stores. Administrative expenses increased $1.0 million due to increased salaries and stock compensation costs.
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

The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended March 31,
	2025		2024
	$	% of Net Sales	$	% of Net Sales
Variable	$33,647	18.5%	$36,986	20.1%
Fixed and discretionary	73,555	40.5%	72,370	39.3%
	$107,202	59.0%	$109,356	59.4%
The variable expenses in dollars were lower in the first quarter of 2025 compared to the same period in 2024, primarily due to decreases in third-party credit costs.
Fixed and discretionary expenses increased in the first quarter of 2025 primarily due to increases in occupancy costs and administrative expenses compares to the prior year quarter.
Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2025, we had $111.9 million in cash and cash equivalents, and $6.3 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing, if needed.
Long-Term Debt
In October 2022, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank. The Credit Agreement, which matures October 24, 2027, provides for a $80.0 million revolving credit facility. The borrowing base at March 31, 2025 was $106.8 million and the net availability was $80.0 million.
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
Net cash provided by operating activities was $6.2 million in the first three months of 2025 compared to $3.1 million during the same period in 2024. This difference resulted primarily from an increase in net income and changes in working capital. Working capital was primarily impacted by increased inventories in 2025 compared to a reduction in 2024, changes in operating lease assets and liabilities, and the timing of other payments and cash receipts.
Investing Activities. Cash used in investing activities decreased by $0.2 million in the first three months of 2025 compared to the first three months of 2024, due to lower capital expenditures.
Financing Activities. Cash used in financing activities increased $1.4 million in the first three months of 2025 compared to the first three months of 2024 due to common stock repurchases. In the first three months of 2025, common stock repurchases totaled $2.0 million. There were no repurchases in the first three months of 2024.

Store Plans and Capital Expenditures

Location or Market	Opening Quarter Actual or Planned	Category
Houston, TX	Q-1-25	Open
Daytona, FL	Q-2-25	Relocation
Atlanta, GA	Q-2-25	Closure
Waco, TX	Q-3-25	Closure
Houston, TX	Q-3-25	Open
Houston, TX	Q-3-26	Open
To minimize the impact of increased tariffs, we are reevaluating our store plans and capital expenditures for 2025. Assuming the new stores open as planned, we will end 2025 with 129 stores.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K. Our exposure to market risk has not changed materially since December 31, 2024.
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
The following table presents information with respect to our repurchase of Havertys' common stock during the first quarter of 2025:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	$8,121,000
February 1 - February 28	—	$—	—	$8,121,000
March 1 - March 31	93,741	$21.34	93,741	$6,121,000
Total	93,741		93,741
Item 5.    Other Information
During the three months ended March 31, 2025, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: May 2, 2025	By:	/s/ Steven G. Burdette
Steven G. Burdette President, Chief Executive Officer, and Director (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)