Form 10-Q
period 2025-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2025-08-05
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of August 4, 2025, were: Common Stock – 15,046,851; Class A Common Stock – 1,219,976.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$107,357	$120,034
Restricted cash and cash equivalents	6,414	6,280
Inventories	93,270	83,419
Prepaid expenses	15,775	14,576
Other current assets	13,332	14,587
Total current assets	236,148	238,896
Property and equipment, net	181,227	182,622
Right-of-use lease assets	192,265	194,411
Deferred income taxes	17,048	17,075
Other assets	15,984	15,743
Total assets	$642,672	$648,747
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,464	$14,914
Customer deposits	39,351	40,733
Accrued liabilities	37,436	39,635
Current lease liabilities	37,263	36,283
Total current liabilities	130,514	131,565
Noncurrent lease liabilities	180,045	182,096
Other liabilities	27,242	27,525
Total liabilities	337,801	341,186

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2025 – 30,633; 2024 – 30,419	30,633	30,419
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2025 – 1,732; 2024 – 1,793	1,732	1,793
Additional paid-in capital	120,074	117,257
Retained earnings	415,074	418,960
Accumulated other comprehensive loss	(869)	(869)
Less treasury stock at cost – Common Stock (2025 – 15,576 and 2024 – 15,496 shares) and Convertible Class A Common Stock (2025 and 2024 – 522 shares)	(261,773)	(259,999)
Total stockholders’ equity	304,871	307,561
Total liabilities and stockholders’ equity	$642,672	$648,747
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$181,025	$178,636	$362,592	$362,633
Cost of goods sold (exclusive of depreciation and amortization)	70,923	70,652	141,407	143,630
Gross profit	110,102	107,984	221,185	219,003

Expenses:
Selling, general and administrative	107,333	103,099	214,535	212,455
Other income, net	(65)	(101)	(223)	(78)
Total expenses	107,268	102,998	214,312	212,377

Income before interest and income taxes	2,834	4,986	6,873	6,626
Interest income, net	1,492	1,467	2,746	3,022

Income before income taxes	4,326	6,453	9,619	9,648
Income tax expense	1,637	2,015	3,152	2,817
Net income	$2,689	$4,438	$6,467	$6,831

Other comprehensive income	—	—	—	—

Comprehensive income	$2,689	$4,438	$6,467	$6,831

Basic earnings per share:
Common Stock	$0.17	$0.27	$0.40	$0.42
Class A Common Stock	$0.15	$0.25	$0.37	$0.39

Diluted earnings per share:
Common Stock	$0.16	$0.27	$0.39	$0.41
Class A Common Stock	$0.15	$0.25	$0.37	$0.39

Cash dividends per share:
Common Stock	$0.32	$0.32	$0.64	$0.62
Class A Common Stock	$0.30	$0.30	$0.60	$0.58
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$6,467	$6,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,831	10,147
Share-based compensation expense	3,986	4,130
Other	1,156	1,314
Changes in operating assets and liabilities:
Inventories	(9,851)	1,555
Customer deposits	(1,382)	2,894
Other assets and liabilities	658	916
Accounts payable and accrued liabilities	512	(10,245)
Net cash provided by operating activities	13,377	17,542

Cash Flows from Investing Activities:
Capital expenditures	(11,702)	(15,952)
Proceeds from sale of land, property and equipment	19	52
Net cash used in investing activities	(11,683)	(15,900)

Cash Flows from Financing Activities:
Dividends paid	(10,353)	(10,070)
Common stock repurchased	(2,000)	—
Taxes on vested restricted shares	(1,884)	(3,282)
Net cash used in financing activities	(14,237)	(13,352)

Decrease in cash, cash equivalents, and restricted cash equivalents during the period	(12,543)	(11,710)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	126,314	127,777
Cash, cash equivalents, and restricted cash equivalents at end of period	$113,771	$116,067
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
For the three months ended June 30, 2025:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2025	$30,498	$1,767	$118,399	$417,565	$(869)	$(261,999)	$305,361
Net income				2,689			2,689
Dividends declared:
Common Stock, $0.32 per share				(4,807)			(4,807)
Class A Common Stock, $0.30 per share				(373)			(373)
Class A conversion	35	(35)					—
Restricted stock issuances	100		(1,099)				(999)
Amortization of restricted stock			1,906				1,906
Directors' Compensation Plan			868			226	1,094
Balances at June 30, 2025	$30,633	$1,732	$120,074	$415,074	$(869)	$(261,773)	$304,871

For the six months ended June 30, 2025:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2024	$30,419	$1,793	$117,257	$418,960	$(869)	$(259,999)	$307,561
Net income				6,467			6,467
Dividends declared:
Common Stock, $0.64 per share				(9,606)			(9,606)
Class A Common Stock, $0.60 per share				(747)			(747)
Class A conversion	61	(61)					—
Acquisition of treasury stock						(2,000)	(2,000)
Restricted stock issuances	153		(2,037)				(1,884)
Amortization of restricted stock			3,986				3,986
Directors' Compensation Plan			868			226	1,094
Balances at June 30, 2025	$30,633	$1,732	$120,074	$415,074	$(869)	$(261,773)	$304,871

INDEX
For the three months ended June 30, 2024:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2024	$30,316	$1,798	$113,993	$417,020	$(983)	$(255,454)	$306,690
Net income				4,438			4,438
Dividends declared:
Common Stock, $0.32 per share				(4,842)			(4,842)
Class A Common Stock, $0.30 per share				(383)			(383)
Restricted stock issuances	98		(1,527)				(1,429)
Amortization of restricted stock			1,487				1,487
Directors' Compensation Plan			691			446	1,137
Balances at June 30, 2024	$30,414	$1,798	$114,644	$416,233	$(983)	$(255,008)	$307,098

For the six months ended June 30, 2024:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2023	$30,220	$1,804	$113,307	$419,472	$(983)	$(255,454)	$308,366
Net income				6,831			6,831
Dividends declared:
Common Stock, $0.62 per share				(9,330)			(9,330)
Class A Common Stock, $0.58 per share				(740)			(740)
Class A conversion	6	(6)					—
Restricted stock issuances	188		(3,484)				(3,296)
Amortization of restricted stock			4,130				4,130
Directors' Compensation Plan			691			446	1,137
Balances at June 30, 2024	$30,414	$1,798	$114,644	$416,233	$(983)	$(255,008)	$307,098

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
At June 30, 2025 and December 31, 2024, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $109.3 million at June 30, 2025, and there were no outstanding letters of credit. Accordingly, the net availability was $80.0 million.
Note F – Revenues and Segment Reporting
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $39.4 million and $40.7 million at June 30, 2025 and December 31, 2024, respectively. Of the customer deposit liabilities at December 31, 2024, approximately $0.6 million have not been recognized through net sales in the six months ended June 30, 2025.
The following table presents our revenues disaggregated by each major product category and service:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$26,885	14.9%	$25,772	14.4%	$54,061	14.9%	$51,634	14.2%
Dining Room Furniture	17,686	9.8	19,453	10.9	35,643	9.8	38,469	10.6
Occasional	12,990	7.2	13,183	7.4	25,909	7.1	27,390	7.6
	57,561	31.9	58,408	32.7	115,613	31.8	117,493	32.4
Upholstery	80,884	44.7	78,273	43.8	162,300	44.8	161,208	44.5
Mattresses	16,525	9.1	16,640	9.3	32,329	8.9	33,240	9.2
Accessories and Other (1)	26,055	14.3	25,315	14.2	52,350	14.5	50,692	14.0
	$181,025	100.0%	$178,636	100.0%	$362,592	100.0%	$362,633	100.0%

(1)	Includes delivery charges and product protection.

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

INDEX
The following table present significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
(in 000's)	2025	2024	2025	2024
Net Sales	$181,025	$178,636	$362,592	$362,633
Less:
Cost of goods sold (exclusive of depreciation and amortization)	70,923	70,652	141,407	143,630
Selling, general, and administrative
Advertising and marketing	12,108	11,028	23,184	23,202
Selling	25,953	26,585	51,666	54,323
Occupancy	25,868	24,412	51,340	48,255
Warehouse, delivery, and transportation	14,079	15,199	28,993	31,822
General and administrative	29,325	25,875	59,352	54,853
Total selling, general and administrative(a)	107,333	103,099	214,535	212,455
Other segment items(b)	65	101	223	78
Interest income	1,532	1,507	2,826	3,103
Interest expense	(40)	(40)	(80)	(81)
Income before income taxes	4,326	6,453	9,619	9,648
Income tax expense	1,637	2,015	3,152	2,817
Consolidated net income	$2,689	$4,438	$6,467	$6,831

(a) Depreciation and amortization expense included in selling, general and administrative expense totaled $5.9 million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively, and $11.8 million and $10.1 million for the six months ended June 30, 2025 and 2024, respectively.
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

INDEX
At June 30, 2025, we had entered into three leases for additional retail locations, which had not yet commenced.
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$12,550	$12,092	$24,884	$24,338
Variable lease cost	1,311	1,388	2,613	2,762
Total lease expense	$13,861	$13,480	$27,497	$27,100

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,809	$21,273
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,051	$13,636
Note H – Income Taxes
Our effective tax rate for the six months ended June 30, 2025 and 2024 was 32.8% and 29.2%, respectively. The primary difference in the effective rate and the statutory rate was due to nondeductible items and additional tax expense from vested stock awards.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. We are evaluating the impacts of this tax law change; however, it is not expected to result in a material impact to our consolidated financial statements.

INDEX
Note I – Stock-Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2024 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the six months ended June 30, 2025:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2024	250,575	$33.29	276,098	$32.34
Granted/Issued	213,750	22.87	153,948	22.91
Awards vested or rights exercised(1)	(151,938)	32.82	(91,804)	28.86
Forfeited	(10,102)	29.31	(4,577)	33.71
Adjustment of units based on performance	—	—	(65,364)	34.73
Outstanding at June 30, 2025	302,285	$26.29	268,301	$27.52
Restricted units expected to vest	302,285	$26.29	279,694	$27.33

(1)	Includes shares repurchased from employees for employee’s tax liability.
The total fair value of service-based restricted stock awards that vested during the six months ended June 30, 2025 was approximately $2.9 million. The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $6.2 million at June 30, 2025. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the six months ended June 30, 2025 was approximately $2.1 million. The aggregate intrinsic value of outstanding performance awards at June 30, 2025 expected to vest was approximately $5.7 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $4.0 and $4.1 million for the six months ended June 30, 2025 and 2024, respectively. Forfeitures are recognized as they occur. As of June 30, 2025, the total compensation cost related to unvested equity awards was approximately $9.8 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Common:
Distributed earnings	$4,807	$4,842	$9,606	$9,330
Excess distributions	(2,309)	(728)	(3,600)	(2,996)
Basic	2,498	4,114	6,006	6,334
Class A Common earnings	191	324	461	497
Diluted	$2,689	$4,438	$6,467	$6,831

Class A Common:
Distributed earnings	$373	$383	$747	$740
Excess distributions	(182)	(59)	(286)	(243)
	$191	$324	$461	$497
Denominator:
Common:
Weighted average shares outstanding - basic	14,983	15,065	14,957	14,982
Assumed conversion of Class A Common Stock	1,237	1,275	1,250	1,277
Dilutive options, awards and common stock equivalents	306	363	337	453
Total weighted-average diluted Common Stock	16,526	16,703	16,544	16,712

Class A Common:
Weighted average shares outstanding	1,237	1,275	1,250	1,277

Basic earnings per share:
Common Stock	$0.17	$0.27	$0.40	$0.42
Class A Common Stock	$0.15	$0.25	$0.37	$0.39

Diluted earnings per share:
Common Stock	$0.16	$0.27	$0.39	$0.41
Class A Common Stock	$0.15	$0.25	$0.37	$0.39

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
Forward-Looking Statements and Risk Factors
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
All forward-looking statements are based upon currently available information and the Company's current assumptions, expectations, and projections about future events. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Forward-looking statements are by nature inherently uncertain and involve known and unknown risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. These risks and uncertainties include, but are not limited to:

•competition from national, regional and local retailers of home furnishings;
•our ability to anticipate changes in consumer preferences;
•our ability to successfully implement our growth and other strategies;
•our ability to maintain and enhance our brand;
•importing merchandise from foreign sources (including the impact of tariffs);
•fluctuations and volatility in the cost of raw materials and components;
•our dependence on third-party producers to meet our requirements;
•our vendors' ability to meet our quality control standards or comply with changes to the legislative or regulatory framework regarding product safety;
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
•pending or unforeseen litigation;
•and other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings.
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

In the first quarter of 2025, the U.S. government announced new tariffs on imported goods. A 90-day pause on escalating tariffs (excluding China), was implemented in April 2025 and expired on August 1, 2025.

On July 31, 2025, the Trump administration announced significant modifications to the United States’ global tariff framework through a series of executive orders. Effective August 7, 2025, the U.S. will impose new tariff rates ranging from 10% to 41% on imports from over 67 countries. The baseline tariff of 10% remains in place for countries with which the U.S. maintains a trade surplus. Countries that have entered into recent trade agreements with the U.S.—including the European Union—will be subject to a negotiated 15% tariff rate. Other countries, including Cambodia, Indonesia and Vietnam, have agreed to rates between 19% and 20%.  Tariffs for Chinese goods, currently set at 55%, are part of ongoing discussions with the U.S. administration.   Countries that have not engaged in negotiations or failed to meet the administration’s expectations face significantly higher tariffs. For example, Canada will see tariffs on certain non-compliant goods rise from 25% to 35%, following a determination that it has not sufficiently adhered to the terms of the U.S.-Mexico-Canada Agreement.   The Company continues to assess the impact of these tariff changes on its supply chain and cost structure.  While the full implications remain uncertain, management is actively monitoring developments and evaluating mitigation strategies.
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

	2025					2024
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$181.6	(1.3)%	$(2.4)	(4.8)%	$(8.8)	$184.0	(18.1)%	$(40.8)	(18.5)%	$(41.4)
Q2	$181.0	1.3%	$2.4	(2.3)%	$(4.0)	$178.6	(13.4)%	$(27.7)	(13.6)%	$(27.7)
YTD Q2	$362.6	—%	$—	(3.5)%	$(12.8)	$362.6	(15.9)%	$(68.4)	(16.2)%	$(69.1)
Net sales for the second quarter of 2025 increased $2.4 million, or 1.3%, compared to the same period in 2024. This growth was achieved despite continued pressure from a soft housing market and cautious consumer spending due to economic uncertainty, which continues to create a challenging demand environment for the home furnishings industry. Our comp-store sales decreased $4.0 million, or 2.3%, in the second quarter of 2025 compared to the same period in 2024. Written business for the second quarter of 2025 was up 0.4% compared to the second quarter of 2024, and comp-store written business was down 2.1%.
Net sales for the six months ended June 30, 2025 were comparable to the same period in 2024. Our comp-store sales decreased $12.8 million or 3.5%, in the first six months ended June 30, 2025 compared to the same period in 2024. Written business for the first six months of 2025 decreased 1.2% compared to the same prior year period. Comp-store written business was down 4.3%.

Our free in-home design service continues to provide strong customer engagement. Design consultants helped drive 33.4% of our total written sales for the second quarter of 2025, compared to 36.0% for the same period in 2024, with a higher average written ticket of $7,631, compared to $7,260 for the same period in 2024.
For the six months ended June 30, 2025, design consultants contributed to 33.3% of our total written sales, with an average written ticket of $7,525, compared to 34.1% and an average written ticket of $7,015 for the same prior year period.
Gross Profit
Gross profit margin for the second quarter of 2025 was 60.8%, up 40 basis points compared to the prior year period of 60.4%. The increase is primarily due to product selection, merchandise pricing and mix.
Gross profit margin for the first six months ended June 30, 2025 was 61.0%, up 60 basis points compared 60.4% for the same period in 2024, primarily due to product selection, merchandise pricing and mix.
Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
Our SG&A expenses as a percentage of sales for the second quarter of 2025 were 59.3% compared to 57.7% for the same period in 2024. SG&A expenses increased $4.2 million, or 4.1%, primarily due to increases in administrative, occupancy, and advertising and marketing costs, partially offset by decreases in warehouse and delivery expenses. Administrative expenses increased $3.4 million, driven by higher salaries, performance-based incentive compensation, and stock-based compensation. Occupancy costs increased $1.5 million, primarily due to costs associated with new store openings. Advertising and marketing costs increased $1.1 million, primarily due to higher television and interactive marketing spend. These increases were partially offset by a $1.1 million decrease in warehouse and delivery costs, driven by lower salaries and related benefits due to lower headcount.
Our SG&A expenses as a percentage of sales for the first six months of 2025 were 59.2% compared to 58.6% for the same period in 2024. SG&A expenses increased $2.1 million, or 1.0%, primarily due to increases in administrative and occupancy costs, partially offset by decreases in warehouse and delivery, and selling expenses. Administrative expenses increased $4.5 million due to higher salaries, performance-based incentive compensation, and stock-based compensation. Occupancy costs increased $3.1 million, largely due to costs associated with new store openings. These increases were offset by a $2.8 million decrease in warehouse and delivery costs, primarily due to lower salaries and related benefits, and a $2.7 million reduction in selling expenses due to lower third-party creditor cost.
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
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$33,353	18.4%	$34,746	19.4%	$67,000	18.5%	$71,732	19.8%
Fixed and discretionary	73,980	40.9%	68,353	38.3%	147,535	40.7%	140,723	38.8%
	$107,333	59.3%	$103,099	57.7%	$214,535	59.2%	$212,455	58.6%

The variable expenses in dollars were lower in the second quarter of 2025 and for the first six months of 2025 compared to the same period in 2024, primarily due to decreases in third-party credit costs.
Fixed and discretionary expenses increased in the second quarter of 2025 and for the first six months of 2025 primarily due to increases in occupancy costs and administrative expenses compared to the prior year comparable periods.
Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2025, we had $107.4 million in cash and cash equivalents, and $6.4 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing, if needed.
Long-Term Debt
In October 2022, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank. The Credit Agreement, which matures October 24, 2027, provides for a $80.0 million revolving credit facility. The borrowing base at June 30, 2025 was $109.3 million and the net availability was $80.0 million.
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
Net cash provided by operating activities was $13.4 million in the first six months of 2025 compared to $17.5 million during the same period in 2024. This difference resulted primarily from changes in working capital. Working capital was primarily impacted by increased inventories in 2025 compared to a reduction in 2024, reduced customer deposits, changes in operating lease assets and liabilities, and the timing of other payments and cash receipts.
Investing Activities. Cash used in investing activities decreased by $4.2 million in the first six months of 2025 compared to the first six months of 2024, due to lower capital expenditures.
Financing Activities. Cash used in financing activities increased $0.9 million in the first six months of 2025 compared to the first six months of 2024 due to common stock repurchases, offset by a decrease in taxes on vested shares. In the first six months of 2025, common stock repurchases totaled $2.0 million. There were no repurchases in the first six months of 2024. Dividends paid were comparable in 2025 and 2024.

Store Plans and Capital Expenditures

Location or Market	Opening Quarter Actual or Planned	Category
Houston, TX	Q-1-25	Open
Daytona, FL	Q-2-25	Relocation
Atlanta, GA	Q-2-25	Closure
Waco, TX	Q-3-25	Closure
Houston, TX	Q-4-25	Open
St. Louis, MO	Q-1-26	Open
Nashville, TN	Q-2-26	Open
Houston, TX	Q-3-26	Open
Houston, TX	Q-4-26	Open
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

INDEX
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is provided in Note K - Contingencies of the Notes to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.
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
There were no repurchases of common stock during the second quarter of 2025. As of June 30, 2025, the approximate dollar value of shares that may yet be purchased under the program was $6.1 million.
Item 5.    Other Information
During the three months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
*10.1
Amendment and Waiver to the Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011, as amended.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: August 5, 2025	By:	/s/ Steven G. Burdette
Steven G. Burdette President, Chief Executive Officer, and Director (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)