Form 10-Q
period 2025-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2025-10-31
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of October 30, 2025, were: Common Stock – 15,046,851; Class A Common Stock – 1,219,976.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$130,495	$120,034
Restricted cash and cash equivalents	6,482	6,280
Inventories	92,406	83,419
Prepaid expenses	12,469	14,576
Other current assets	8,935	14,587
Total current assets	250,787	238,896
Property and equipment, net	179,611	182,622
Right-of-use lease assets	186,811	194,411
Deferred income taxes	18,051	17,075
Other assets	16,449	15,743
Total assets	$651,709	$648,747
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,904	$14,914
Customer deposits	43,855	40,733
Accrued liabilities	42,633	39,635
Current lease liabilities	36,938	36,283
Total current liabilities	143,330	131,565
Noncurrent lease liabilities	174,906	182,096
Other liabilities	27,446	27,525
Total liabilities	345,682	341,186

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2025 – 30,623; 2024 – 30,419	30,623	30,419
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2025 – 1,742; 2024 – 1,793	1,742	1,793
Additional paid-in capital	121,682	117,257
Retained earnings	414,622	418,960
Accumulated other comprehensive loss	(869)	(869)
Less treasury stock at cost – Common Stock (2025 – 15,576 and 2024 – 15,496 shares) and Convertible Class A Common Stock (2025 and 2024 – 522 shares)	(261,773)	(259,999)
Total stockholders’ equity	306,027	307,561
Total liabilities and stockholders’ equity	$651,709	$648,747
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$194,484	$175,913	$557,076	$538,546
Cost of goods sold (exclusive of depreciation and amortization)	77,220	69,995	218,627	213,625
Gross profit	117,264	105,918	338,449	324,921

Expenses:
Selling, general and administrative	112,329	100,940	326,864	313,395
Other income, net	(348)	(333)	(571)	(412)
Total expenses	111,981	100,607	326,293	312,983

Income before interest and income taxes	5,283	5,311	12,156	11,938
Interest income, net	1,142	1,560	3,888	4,581

Income before income taxes	6,425	6,871	16,044	16,519
Income tax expense	1,696	1,943	4,848	4,760
Net income	$4,729	$4,928	$11,196	$11,759

Other comprehensive income	—	—	—	—

Comprehensive income	$4,729	$4,928	$11,196	$11,759

Basic earnings per share:
Common Stock	$0.29	$0.30	$0.69	$0.73
Class A Common Stock	$0.27	$0.28	$0.64	$0.67

Diluted earnings per share:
Common Stock	$0.28	$0.29	$0.68	$0.70
Class A Common Stock	$0.27	$0.28	$0.64	$0.67

Cash dividends per share:
Common Stock	$0.32	$0.32	$0.96	$0.94
Class A Common Stock	$0.30	$0.30	$0.90	$0.88
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$11,196	$11,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,825	15,728
Share-based compensation expense	5,594	5,128
Other	107	523
Changes in operating assets and liabilities:
Inventories	(8,987)	5,268
Customer deposits	3,122	8,103
Other assets and liabilities	8,087	2,569
Accounts payable and accrued liabilities	8,341	(7,089)
Net cash provided by operating activities	45,285	41,989

Cash Flows from Investing Activities:
Capital expenditures	(15,277)	(24,285)
Proceeds from sale of land, property, and equipment	73	461
Net cash used in investing activities	(15,204)	(23,824)

Cash Flows from Financing Activities:
Dividends paid	(15,534)	(15,295)
Common stock repurchased	(2,000)	—
Taxes on vested restricted shares	(1,884)	(3,282)
Net cash used in financing activities	(19,418)	(18,577)

Change in cash, cash equivalents, and restricted cash equivalents during the period	10,663	(412)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	126,314	127,777
Cash, cash equivalents, and restricted cash equivalents at end of period	$136,977	$127,365
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
For the three months ended September 30, 2025:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2025	$30,633	$1,732	$120,074	$415,074	$(869)	$(261,773)	$304,871
Net income				4,729			4,729
Dividends declared:
Common Stock, $0.32 per share				(4,815)			(4,815)
Class A Common Stock, $0.30 per share				(366)			(366)
Class A conversion	(10)	10					—
Amortization of restricted stock			1,608				1,608
Balances at September 30, 2025	$30,623	$1,742	$121,682	$414,622	$(869)	$(261,773)	$306,027

For the nine months ended September 30, 2025:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2024	$30,419	$1,793	$117,257	$418,960	$(869)	$(259,999)	$307,561
Net income				11,196			11,196
Dividends declared:
Common Stock, $0.96 per share				(14,421)			(14,421)
Class A Common Stock, $0.90 per share				(1,113)			(1,113)
Class A conversion	51	(51)					—
Acquisition of treasury stock						(2,000)	(2,000)
Restricted stock issuances	153		(2,037)				(1,884)
Amortization of restricted stock			5,594				5,594
Directors' Compensation Plan			868			226	1,094
Balances at September 30, 2025	$30,623	$1,742	$121,682	$414,622	$(869)	$(261,773)	$306,027

INDEX
For the three months ended September 30, 2024:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2024	$30,414	$1,798	$114,644	$416,233	$(983)	$(255,008)	$307,098
Net income				4,928			4,928
Dividends declared:
Common Stock, $0.32 per share				(4,842)			(4,842)
Class A Common Stock, $0.30 per share				(383)			(383)
Amortization of restricted stock			999				999
Balances at September 30, 2024	$30,414	$1,798	$115,643	$415,936	$(983)	$(255,008)	$307,800

For the nine months ended September 30, 2024:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2023	$30,220	$1,804	$113,307	$419,472	$(983)	$(255,454)	$308,366
Net income				11,759			11,759
Dividends declared:
Common Stock, $0.94 per share				(14,173)			(14,173)
Class A Common Stock, $0.88 per share				(1,122)			(1,122)
Class A conversion	6	(6)					—
Restricted stock issuances	188		(3,483)				(3,295)
Amortization of restricted stock			5,128				5,128
Directors' Compensation Plan			691			446	1,137
Balances at September 30, 2024	$30,414	$1,798	$115,643	$415,936	$(983)	$(255,008)	$307,800

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

INDEX
Note E – Credit Agreement
We have an $80.0 million revolving credit facility (the “Credit Agreement”) secured primarily by our inventory and maturing on October 24, 2027. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit.
At September 30, 2025 and December 31, 2024, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $133.9 million at September 30, 2025, and there were no outstanding letters of credit. Accordingly, the net availability was $80.0 million.
Note F – Segment Reporting
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

The following table present significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in 000's)	2025	2024	2025	2024
Net Sales	$194,484	$175,913	$557,076	$538,546
Less:
Cost of goods sold (exclusive of depreciation and amortization)	77,220	69,995	218,627	213,625
Selling, general, and administrative
Advertising and marketing	13,634	10,799	36,818	34,000
Selling	28,607	25,888	80,273	80,211
Occupancy	25,688	24,270	77,028	72,525
Warehouse, delivery, and transportation	14,890	14,228	43,883	46,051
General and administrative	29,510	25,755	88,862	80,608
Total selling, general and administrative(a)	112,329	100,940	326,864	313,395
Other segment items(b)	348	333	571	412
Interest income	1,183	1,601	4,009	4,703
Interest expense	(41)	(41)	(121)	(122)
Income before income taxes	6,425	6,871	16,044	16,519
Income tax expense	1,696	1,943	4,848	4,760
Consolidated net income	$4,729	$4,928	$11,196	$11,759

(a) Depreciation and amortization expense included in selling, general and administrative expense totaled $6.0 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively, and $17.8 million and $15.7 million for the nine months ended September 30, 2025 and 2024, respectively.
(b) Other segment items include gains (losses) on asset disposals and miscellaneous income (expense).

INDEX
Note G – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $43.9 million and $40.7 million at September 30, 2025 and December 31, 2024, respectively. Of the customer deposit liabilities at December 31, 2024, approximately $0.3 million have not been recognized through net sales in the nine months ended September 30, 2025.
The following table presents our revenues disaggregated by each major product category and service:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$29,959	15.4%	$26,083	14.8%	$84,020	15.1%	$77,717	14.4%
Dining Room Furniture	19,591	10.1	19,187	10.9	55,234	9.9	57,656	10.7
Occasional	14,488	7.4	12,930	7.4	40,397	7.2	40,320	7.5
	64,038	32.9	58,200	33.1	179,651	32.2	175,693	32.6
Upholstery	84,217	43.3	77,745	44.2	246,517	44.3	238,953	44.4
Mattresses	18,626	9.6	17,086	9.7	50,956	9.1	50,326	9.3
Accessories and Other (1)	27,603	14.2	22,882	13.0	79,952	14.4	73,574	13.7
	$194,484	100.0%	$175,913	100.0%	$557,076	100.0%	$538,546	100.0%

(1)	Includes delivery charges and product protection.
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
At September 30, 2025, we had entered into four leases for additional retail locations, which had not yet commenced.

INDEX
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$12,164	$12,257	$37,048	$36,595
Variable lease cost	1,321	1,287	3,934	4,049
Total lease expense	$13,485	$13,544	$40,982	$40,644

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,983	$29,553
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,822	$28,070
Note I – Income Taxes
Our effective tax rate for the nine months ended September 30, 2025 and 2024 was 30.2% and 28.8%, respectively. The primary difference in the effective rate and the statutory rate was due to nondeductible items and additional tax expense from vested stock awards.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. We are evaluating the impacts of this tax law change; however, it is not expected to result in a material impact to our consolidated financial statements.

INDEX
Note J – Stock-Based Compensation Plans
As more fully discussed in Note 12 of the notes to the consolidated financial statements in our 2024 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the nine months ended September 30, 2025:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2024	250,575	$33.29	276,098	$32.34
Granted/Issued	213,750	22.87	153,948	22.91
Awards vested or rights exercised(1)	(151,938)	32.82	(91,804)	28.86
Forfeited	(10,602)	29.01	(4,577)	33.71
Adjustment of units based on performance	—	—	(65,364)	34.73
Outstanding at September 30, 2025	301,785	$26.29	268,301	$27.52
Restricted units expected to vest	301,785	$26.29	284,928	$27.25

(1)	Includes shares repurchased from employees for employee’s tax liability.
The total fair value of service-based restricted stock awards that vested during the nine months ended September 30, 2025 was approximately $2.9 million. The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $6.6 million at September 30, 2025. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the nine months ended September 30, 2025 was approximately $2.1 million. The aggregate intrinsic value of outstanding performance awards at September 30, 2025 expected to vest was approximately $6.2 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $5.6 and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively. Forfeitures are recognized as they occur. As of September 30, 2025, the total compensation cost related to unvested equity awards was approximately $8.3 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Common:
Distributed earnings	$4,815	$4,842	$14,421	$14,173
Excess distributions	(420)	(275)	(4,021)	(3,271)
Basic	4,395	4,567	10,400	10,902
Class A Common earnings	334	361	796	857
Diluted	$4,729	$4,928	$11,196	$11,759

Class A Common:
Distributed earnings	$366	$383	$1,113	$1,122
Excess distributions	(32)	(22)	(317)	(265)
	$334	$361	$796	$857
Denominator:
Common:
Weighted average shares outstanding - basic	15,050	15,133	14,989	15,032
Assumed conversion of Class A Common Stock	1,217	1,275	1,239	1,277
Dilutive options, awards and common stock equivalents	370	337	348	414
Total weighted-average diluted Common Stock	16,637	16,745	16,576	16,723

Class A Common:
Weighted average shares outstanding	1,217	1,275	1,239	1,277

Basic earnings per share:
Common Stock	$0.29	$0.30	$0.69	$0.73
Class A Common Stock	$0.27	$0.28	$0.64	$0.67

Diluted earnings per share:
Common Stock	$0.28	$0.29	$0.68	$0.70
Class A Common Stock	$0.27	$0.28	$0.64	$0.67

INDEX
Note L – Contingencies
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

On July 31, 2025, the Trump administration announced significant modifications to the United States’ global tariff framework through a series of executive orders. Effective August 7, 2025, the U.S. imposed new tariff rates ranging from 10% to 41% on imports from over 67 countries. The baseline tariff of 10% remains in place for countries with which the U.S. maintains a trade surplus. Countries that have entered into recent trade agreements with the U.S.—including the European Union are subject to a negotiated 15% tariff rate. Other countries, including Cambodia, Indonesia and Vietnam, have agreed to rates between 19% and 20%.  Tariffs for Chinese goods, currently set at 55%, are part of ongoing discussions with the U.S. administration. Countries that have not engaged in negotiations or failed to meet the administration’s expectations face significantly higher tariffs.

On September 9, 2025, the U.S. Supreme Court agreed to hear a case challenging the legality of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), which formed the basis for certain reciprocal and global tariffs announced earlier this year, including those referenced above. Oral arguments are scheduled for the week of November 3, 2025. The Supreme Court’s decision could have significant implications for the scope of presidential authority to impose tariffs under IEEPA. Tariffs imposed under other statutory authorities, such as Section 232 and Section 301, are not directly at issue in this case.

On September 26, 2025, the U.S. announced new tariffs under Section 232 of the Trade Expansion Act of 1962 on a range of wood-based products, citing national security concerns (referred to here as the IEEPA Tariffs). These tariffs include a 25% tariff on upholstered furniture with wooden components effective October 14, 2025, which increases to 30% on January 1, 2026. Certain countries, including the United Kingdom, the European Union, and Japan, have negotiated capped rates of 10%–15%, but most other countries, including Vietnam and Mexico, are subject to the full tariff rates. Effective October 14, 2025, tariffs on upholstered goods from China increased to 70%, and will increase to 75% on January 1, 2026. To the extent a product is subject to both the IEEPA Tariffs and the Upholstered Wood Tariffs, only the Upholstered Wood Tariffs apply.

The Company continues to assess the impact of these tariff changes on its supply chain and cost structure.  While the full implications remain uncertain, management is actively monitoring developments and evaluating mitigation strategies.
Overview
Havertys is a leading specialty retailer of residential furniture and accessories, founded in 1885 in Atlanta, Georgia. We operate 129 stores in 17 states throughout the Southern and Midwestern regions of the U.S. Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles. We have a seasoned, commission-based sales team, and offer free design services to customers seeking a more in-depth personalized experience. Unlike many competitors, we do not outsource delivery; instead, our Havertys delivery team ensures a seamless and professional delivery experience. We are recognized as a provider of high-quality fashionable products and exceptional customer service in the markets we serve.
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

	2025					2024
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$181.6	(1.3)%	$(2.4)	(4.8)%	$(8.8)	$184.0	(18.1)%	$(40.8)	(18.5)%	$(41.4)
Q2	$181.0	1.3%	$2.4	(2.3)%	$(4.0)	$178.6	(13.4)%	$(27.7)	(13.6)%	$(27.7)
Q3	$194.5	10.6%	$18.6	7.1%	$12.5	$175.9	(20.2)%	$(44.4)	(20.5)%	$(44.9)
YTD Q3	$557.1	3.4%	$18.5	(0.1)%	$(0.2)	$538.5	(17.3)%	$(112.8)	(17.7)%	$(114.0)
Net sales for the third quarter of 2025 increased $18.6 million, or 10.6%, compared to the same period in 2024. This growth was achieved despite continued pressure from a soft housing market which creates a challenging demand environment for the home furnishings industry. Our comp-store sales increased $12.5 million, or 7.1%, in the third quarter of 2025 compared to the same period in 2024. Written business for the third quarter of 2025 was up 10.0% compared to the third quarter of 2024, and comp-store written business was up 8.0%.
Net sales for the nine months ended September 30, 2025 increased $18.5 million, or 3.4% compared to the same period in 2024. Our comp-store sales decreased $0.2 million or 0.1%, in the first nine months ended September 30, 2025 compared to the same period in 2024. Written business for the first nine months of 2025 increased 2.6% compared to the same prior year period. Comp-store written business was down 0.2%.
Our free in-home design service continues to provide strong customer engagement. Design consultants helped drive 34.2% of our total written sales for the third quarter of 2025, compared to 34.5% of total written sales for the same period in 2024, with a higher average written ticket of $7,986, compared to $7,312 for the same period in 2024.
For the nine months ended September 30, 2025, design consultants contributed to 33.6% of our total written sales, with an average written ticket of $7,689, compared to 34.2% of our total written sales and an average written ticket of $7,194 for the same prior year period.
Gross Profit
Gross profit margin for the third quarter of 2025 was 60.3%, up 10 basis points compared to the prior year period of 60.2%. The increase is primarily due to product selection, merchandise pricing and mix.
Gross profit margin for the first nine months ended September 30, 2025 was 60.8%, up 50 basis points compared 60.3% for the same period in 2024, primarily due to product selection, merchandise pricing and mix.
Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
Our SG&A expenses as a percentage of sales for the third quarter of 2025 were 57.8% compared to 57.4% for the same period in 2024. SG&A expenses increased $11.4 million, or 11.3%, primarily due to higher administrative, advertising and marketing, selling, and occupancy costs. Administrative expenses increased $3.8 million, driven by higher salaries, performance-based incentive compensation, and stock-based compensation. Advertising and marketing costs increased $2.8 million, due to increased costs for television and direct mail production. Selling expenses increased $2.7 million primarily due to sales commission and related benefit costs, consistent with the increase in net sales. Occupancy costs increased $1.4 million, largely due to costs associated with new store openings and the timing of repairs and maintenance.

Our SG&A expenses as a percentage of sales for the first nine months of 2025 were 58.7% compared to 58.2% for the same period in 2024. SG&A expenses increased $13.5 million, or 4.3%, primarily due to higher administrative, advertising and marketing, and occupancy costs. Administrative expenses increased $8.3 million due to higher salaries, performance-based incentive compensation, and stock-based compensation. Advertising and marketing costs increased $2.8 million, due to increased costs for television and direct mail production. Occupancy costs increased $4.5 million, largely due to costs associated with new store openings.
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
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$36,458	18.7%	$33,201	18.9%	$103,457	18.6%	$104,933	19.5%
Fixed and discretionary	75,871	39.1%	67,739	38.5%	223,407	40.1%	208,462	38.7%
	$112,329	57.8%	$100,940	57.4%	$326,864	58.7%	$313,395	58.2%
The variable expenses in dollars were higher in the third quarter of 2025 compared to the same period in 2024, primarily driven by higher commission expenses resulting from increased sales.
The variable expenses in dollars were lower in the first nine months of 2025 compared to the same period in 2024 primarily due to lower third-party credit costs offset by higher commission expense.
Fixed and discretionary expenses increased in the third quarter of 2025 and for the first nine months of 2025 primarily due to increases in occupancy costs, advertising, and administrative expenses compared to the prior year comparable periods.
Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2025, we had $130.5 million in cash and cash equivalents, and $6.5 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing, if needed.
Long-Term Debt
In October 2022, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank. The Credit Agreement, which matures October 24, 2027, provides for a $80.0 million revolving credit facility. The borrowing base at September 30, 2025 was $133.9 million and the net availability was $80.0 million.
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
Net cash provided by operating activities was $45.3 million in the first nine months of 2025 compared to $42.0 million during the same period in 2024. This difference resulted primarily from changes in working capital. Working capital was primarily impacted by increased inventories in 2025 compared to a reduction in 2024, changes in operating lease assets and liabilities, and the timing of other payments and cash receipts.
Investing Activities. Cash used in investing activities decreased by $8.6 million in the first nine months of 2025 compared to the first nine months of 2024, due to lower capital expenditures.
Financing Activities. Cash used in financing activities increased $0.8 million in the first nine months of 2025 compared to the first nine months of 2024 due to common stock repurchases, offset by a decrease in taxes on vested shares. In the first nine months of 2025, common stock repurchases totaled $2.0 million. There were no repurchases in the first nine months of 2024. Dividends paid in 2025 were comparable to those distributed in 2024.
Store Plans and Capital Expenditures

Location or Market	Opening Quarter Actual or Planned	Category
Houston, TX	Q-1-25	Open
Daytona, FL	Q-2-25	Relocation
Atlanta, GA	Q-2-25	Closure
Waco, TX	Q-3-25	Closure
Houston, TX	Q-4-25	Open
St. Louis, MO	Q-1-26	Open
Nashville, TN	Q-2-26	Open
Houston, TX	Q-4-26	Open
Houston, TX	Q-4-26	Open
We opened our Houston, TX location in October and anticipate ending 2025 with 129 stores.
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

INDEX
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
There were no repurchases of common stock during the third quarter of 2025. As of September 30, 2025, the approximate dollar value of shares that may yet be purchased under the program was $6.1 million.
Item 5.    Other Information
During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: October 31, 2025	By:	/s/ Steven G. Burdette
Steven G. Burdette President, Chief Executive Officer, and Director (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)