Form 10-K
period 2025-12-31
HAVERTY FURNITURE COMPANIES INC
filed 2026-02-26
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $307,318,284 (based on the closing sale prices of the registrant’s two classes of common stock as reported by the New York Stock Exchange).
There were 14,934,110 shares of common stock and 1,209,976 shares of Class A common stock, each with a par value of $1.00 per share outstanding at February 25, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HAVERTY FURNITURE COMPANIES, INC.
Annual Report on Form 10-K for the year ended December 31, 2025

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
•Our ability to maintain and enhance our brand;
•Our ability to successfully implement our growth and other strategies;
•Our ability to locate our stores in suitable locations to attract customers;
•Importing a substantial portion of our merchandise from foreign sources (including the impact of tariffs);
•Our dependence on third-party producers to meet our requirements;
•Significant fluctuations and volatility in the cost of raw materials and components;
•Risks in our supply chain, including price, availability and quality of raw materials and components utilized in the products we sell and our ability to forecast our supply chain needs;
•A failure by our vendors to meet our quality control standards or comply with changes to the legislative or regulatory framework regarding product safety;
•Our reliance on third-party transportation vendors for product shipments from our suppliers;
•Damage to one of our distribution centers;
•Our reliance on information technology and any disruptions in our IT systems;
•The vulnerability of our information technology infrastructure to cyber-attacks, breaches and other disruptions;
•The effects of labor disruptions or labor shortages; and our ability to attract and retain key employees;
•The rise of oil and gasoline prices;
•Increased transportation costs;
•Changes in economic conditions such as consumer disposable income, fuel prices, inflation rates, recession and fears of recession, unemployment rates, interest rates, tax rates, consumer confidence, and changing government policies, laws and regulations;
i

•Certain risks may not be fully covered by insurance;
•Failure to protect our intellectual property;
•Our ability to comply with all applicable laws and regulations;
•Pending or unforeseen litigation;
•Natural disasters, public health events, geopolitical instability or other disruptive events; and
•Other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings, including in Item 1A-Risk Factors of this report.

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
Overview
Havertys is a specialty retailer of residential furniture and accessories. Our founder, J.J. Haverty began the business in 1885 in Atlanta, Georgia with one store and made deliveries using horse-drawn wagons. The Company grew to 18 stores and was incorporated in September 1929. Anticipating further growth, the Company accessed additional capital through its initial public offering in October 1929. The Company's common stock ("HVT") and Class A common stock ("HVT-A") are traded on the New York Stock Exchange (the "NYSE").
Havertys has grown to 129 stores in 17 states in the Southern and Midwest regions of the U.S. All of our retail locations are operated using the Havertys name, and we do not franchise our stores. Our brand has strong recognition in the markets we serve, and consumer surveys consistently associate Havertys with high quality, style, value, and service.
Customers
Havertys core customers are typically women in middle to upper-middle income households. They generally own homes in the suburbs, and their unique personalities are expressed through style-conscious choices that reflect an awareness of current trends. These consumers research and shop online and in-store, often engaging friends or family members in the purchasing process. They are discerning buyers, desiring furnishings that fit their style, but never sacrifice quality or value. Our marketing, merchandising, stores, online presence, and customer service are targeted to attract and meet the needs of our customers.
We have a seasoned, commissioned-based sales team serving our customers. Their product knowledge is important in helping customers evaluate Havertys' merchandise compared to our competitors. We also offer a free design service, including in-home consultations, to customers who want an in-depth personalized experience. We aim to have at least one design consultant available in each store. The average sales ticket for a customer who utilizes our free design services is generally twice that of our average sales ticket. Approximately 33.5% of our written sales in 2025 resulted from consultations with our in-home designers.
Stores
As of December 31, 2025, we operated 129 stores serving over 90 cities in 17 states with approximately 4.5 million retail square feet. Our stores range in size from 15,000 to 60,000 selling square feet, with the average being approximately 35,000 square feet. We strive for our stores to reflect the distinctive style and comfort consumers expect when purchasing their home furnishings. The store’s location and curb appeal are important to the middle to upper-middle income consumer that we target, and attractive facades complement the quality and style of our merchandise. Interior details are also important for a pleasant and inviting shopping experience. We are very intentional in having open shopping spaces and our disciplined merchandise display ensures uniformity of presentations in-store, online and in our advertising.
In 2024 we developed a program to improve the in-store experience. These changes focused on:
•more visually appealing signage,
•tagging strategies,
•new fixtures to centrally locate custom fabrics,
•optimized floor presentation of our mattress selection, and
•equipment for the design center to personalize our customer's shopping experience.
The signage, tagging and fabric fixtures are largely complete. We expect to complete the mattress floor presentation and design center portions of the program over the next two years.

Real Estate
Our goal, subject to market conditions and identifying suitable sites, is to open an average of net five new stores per year, concentrating growth within our current distribution footprint. We select new locations using demographic and market characteristics and sales potential. These locations are primarily in the form of former "big box" retail sites in the 25,000 to 35,000 square feet size range that we lease with an initial term of years and options to renew. Newly constructed sites are typically leased, though there are occasional opportunities to own the store. We continually analyze opportunities for potential relocations within markets and close retail locations that are underperforming or no longer consistent with our brand positioning. For leased locations we generally continue to operate the store until our lease expires.

The following outlines the change in our selling square footage for each of the three years ended December 31 (square footage in thousands):

	2025		2024		2023
Store Activity:	# of Stores	Square Footage	# of Stores	Square Footage	# of Stores	Square Footage
Opened	3	94	6	171	4	110
Closed	3	89	1	20	2	86
Year end balances	129	4,543	129	4,538	124	4,387

The following table summarizes our store activity in 2025 and current plans for 2026.

Location	Quarter Actual or Planned	Category
Houston, TX	Q-1-25	Open
Daytona, FL	Q-2-25	Relocation
Atlanta, GA	Q-2-25	Closure
Waco, TX	Q-2-25	Closure
Houston, TX	Q-4-25	Open
St. Louis, MO	Q-1-26	Open
Alexandria, LA	Q-1-26	Closure
Nashville, TN	Q-2-26	Open
Houston, TX	Q-4-26	Open
Houston, TX	Q-4-26	Open
Pittsburgh, PA	Q-4-26	Open
Online Presence
We consider our website an extension of our brick-and-mortar locations and not a separate segment of our business. Further, view the interconnected shopping experience not as a specific transaction; but as a comprehensive customer journey encompassing inspiration and product research, purchase and fulfillment, and post-purchase care and support. Most customers begin their shopping process online, using the internet for inspiration and to view products and prices. Our website features a variety of helpful tools including a design center with a 3-D room planner, upholstery customization, and inspired accessories. Product reviews written by our customers are also available, which many consumers find helpful in the decision-making process.
The next stop in the purchase journey for most consumers is a visit to a store to touch, sit, and see merchandise in person. Our sales consultants use online tools to further engage our customers while they are in the store. Customers may make their purchase in the store or opt to return home and finalize their decisions, place their orders online and schedule delivery. We limit internet sales of our furniture to within our delivery network, and internet sales of a selection of our accessories to within the continental United States, excluding California. Our total sales completed online for 2025 were approximately 3.2% of our total 2025 business.

We continue to invest in our digital channels to support our customer's purchase journey from initial inspiration through design assistance. We have invested in our website to enhance presentation, expand product information, and provide customers with easier, more intuitive navigation. In 2025, we introduced a sectional configurator tool, which allows customers to build a fully custom sectional in-store or online by selecting modular pieces and visualizing the configuration in real-time with three-dimensional views. The finished custom sectional integrates seamlessly into our point-of-sale system when the customer is ready to purchase. Currently available for eight sectional collections, the configurator tool will be expanded to additional collections over time.
We believe our significant investments have improved search capabilities, site functionality, product presentation, and improving insights into customer behavior, which are each important in driving traffic, increasing conversion, and growing sales. We continue to fine-tune the content management system and find opportunities to add more automation to improve the customer experience, increase sales conversion rates through our website, and increase traffic to our stores.
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
We have avoided offering lower quality, promotional price-driven merchandise favored by many regional and national chains, which we believe would devalue the Havertys brand with the consumer. However, we ensure that our assortment includes merchandise that is "good", "better", and "best" to compete with retailers across varying price points. We carry nationally well-known mattress product lines such as Tempur-Pedic®, Serta®, Stearns and Foster®, Beautyrest®, and Sealy®.
Our customers use varying methods to purchase or finance their sales. As an added convenience to our customers, we offer financing by third-party finance companies. Sales financed by the third-party providers are not Havertys’ receivables; accordingly, we do not have any credit risk or servicing responsibility for these accounts, and there is no credit or collection recourse to Havertys. Approximately one-third of our sales are third-party-financed. The fees we pay to the third parties are included in our selling, general, and administrative expenses (“SG&A”) as a selling expense.
Suppliers and Supply Chain
We buy our merchandise from numerous foreign and domestic manufacturers and importers, the largest ten of which accounted for approximately 42.9% of our product purchases during 2025. Most of our wood products, or “case goods,” are imported from Asia. The majority of our upholstered products are sourced from domestic vendors.
We purchase our furniture merchandise produced in Asia through sourcing companies and also buy direct from manufacturers. We have dedicated quality control specialists on-site during production to ensure the items meet our specifications. Our direct import team works with industry designers and manufacturers in some of the best factories throughout Asia. In response to the evolving tariff environment, we have reduced our direct imports. In 2025, direct case goods represented approximately 7.3% of total purchases, and direct upholstery purchases represented 1.5%.

The longer lead times required for deliveries from overseas factories and the production of merchandise exclusively for Havertys makes it imperative for us to have both warehousing capabilities and end-to-end supply chain visibility. Our supply chain team supports the procurement process to ensure inventory levels remain within an appropriate range and reduce the number of written sales awaiting product delivery. We use real-time information to monitor our import orders from the manufacturing plant through each stage of transit, which allows us to more accurately set customer delivery dates prior to receipt of product.
Distribution and Delivery
We believe our distribution and delivery system is one of the best in the retail furniture industry and provides us with a significant competitive advantage. Our system uses a combination of three distribution centers (“DCs”) and four home delivery centers (“HDCs”). The DCs receive both domestic product and containers of imported merchandise. A warehousing management system, using radio frequency scanners, tracks each piece of inventory in real time and allows for random storage in the warehouse and efficient scheduling and changing of the workflow. The DCs are also designed to shuttle prepped merchandise up to 250 miles for next-day home deliveries and serve HDCs within a 500-mile radius. The HDCs provide service to markets within an additional 250 miles. We use third parties to handle over-the-road delivery of product from the DCs to the HDCs and market areas. We use Havertys team members for executing home delivery, an important function serving as the last contact with our customers in the purchase process. Operating standards in our warehouse and delivery functions provide measurements for determining staffing needs and increasing productivity.
Time between purchase and delivery averages 3 to 5 days for in-stock items and 5 to 7 weeks for special order items.

OHDC
VHDC
MHDC
EDC
WDC
GCDC
FDC
Regional Distribution Center
Home Delivery Center
Store Location
New Store Openings in 2025
Store Relocations in 2025

Human Capital Resources
As of December 31, 2025, Havertys’ total workforce was 2,392: 1,512 in our retail store operations, 671 in our warehouse and delivery points, 167 in our corporate operations, and 42 in our customer-service call centers. None of our team members is a party to a union contract.
Health and Safety
We are committed to the well-being of our team members, customers, and the communities we serve. We believe maintaining a safe, hazard-free environment is essential to the success of our business. Our strong safety program emphasizes policies and training programs to ensure our team members can return home safely every day.
Culture and Engagement
Integrity and teamwork are two of our core values, and drive our approach to everyday operations and interactions with our customers, suppliers, and team members. We believe that collaboration drives the best outcomes and value the many backgrounds, cultures, and perspectives represented in our workforce. Each person offers a unique point of view and presents a fresh perspective which supports innovation. We are committed to fostering differing perspectives across all levels of our workforce to improve our business and reflect the vibrant and thriving diversity of the communities in which we live and work.

We periodically conduct an Employee Engagement Survey as a means of measuring engagement and satisfaction and offering our team members the chance to feel heard.
Retention and Development
Our compensation programs are designed to attract, retain, and motivate team members to achieve superior results. Havertys’ total compensation for team members comprises a variety of components, including competitive pay consistent with positions, skill levels, experience, and knowledge. We also offer competitive benefits, including access to healthcare plans, financial and physical wellness programs, paid time off, parental leave and retirement benefits.
We are committed to supporting our team members’ continuous development of professional, technical and leadership skills through corporate training programs, access to digital learning resources and through partnerships with local technical learning institutions. In 2025, Havertys team members consumed approximately 105,000 hours of learning. We also offer the opportunity for team members to pursue degree programs, professional certificates, and individual courses in strategic fields of study through our tuition reimbursement program.
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
We believe Havertys is uniquely positioned in the marketplace, with a curated merchandise assortment that appeals to customers who are generally more affluent than those served by promotional, price-oriented furniture stores. Our online presence provides most elements of a seamless, interconnected approach that many of our competitors do not have. We consider our internal management of customer facing operations, custom order capabilities, free design service, tailoring of merchandise by local market, and the ability to make prompt delivery of orders through maintenance of inventory to be significant competitive advantages.

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
Available Information
Our internet website address is www.havertys.com. Information about us is within this 2025 Form 10-K, and on our Investor Relations website at www.ir.havertys.com. This website contains additional information about us, including our corporate governance principles and practices and financial and other information. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this 2025 Form 10-K or any of our other filings with the Securities and Exchange Commission ("SEC").
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
Historically, the home furnishings industry has been subject to cyclical variations in the general economy. Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence general consumer spending on discretionary items, including home furnishings in particular. Factors influencing consumer spending include:

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
The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including internet-only retailers, regional or independent specialty stores, dedicated franchises of furniture manufacturers and national retailers and department stores. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, social media campaigns and extension of credit to customers on terms more favorable than we offer. Furthermore, some of our competitors have greater financial resources and larger customer bases than we have, and as a result may have a more advanced multichannel platform, be able to adapt quicker to changes in consumer behavior, have attractive customer loyalty programs, and maintain higher profitability in an aggressive low-pricing environment.
Competition from any of these sources could cause us to lose market share, revenues and customers; increase expenditures; or reduce prices, any of which could have a material adverse effect on our results of operations.
Risks Related to Our Retail Operations and Marketing
If we fail to successfully anticipate or respond to changes in our target consumer's product and shopping channel preferences in a timely manner, our sales may decline.
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

Omni-channel retailing continues to rapidly evolve. Our success depends, in part, on our ability to anticipate and implement innovations in client experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to continue to implement our omni-channel initiatives or provide a convenient and consistent experience for our clients across all channels that deliver the products they want, when and where they want them, our financial performance and brand image could be adversely affected.

Inability to maintain and enhance our brand may materially adversely impact our business.
Maintaining and enhancing our brand is critical to our ability to retain and expand our base of customers and may require us to make substantial investments. Our advertising campaigns utilize digital, television, and social media to maintain and enhance our existing brand equity. We cannot provide assurance that our marketing, advertising, and other efforts to promote and maintain awareness of our brand, grow our business, attract new clients and retain existing clients will be successful and we may incur substantial costs in such efforts. Furthermore, our brand and reputation could be harmed by negative media, including social media, attention, negative online reviews, cybersecurity incidents, product liability or safety concerns or other matters. If our marketing, advertising, and other efforts are unsuccessful or our brand or reputation is damaged, our business, operating results and financial condition could be adversely affected.
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
If any of these initiatives are not successful, or require extensive investment beyond our expectations, our growth may be limited, and we may be unable to achieve or maintain expected levels of growth and profitability. Furthermore, our ability to expand our retail footprint is dependent on our ability to identify, secure and develop new retail locations, which involves factors outside of our control.
Our ability to attract clients to our stores depends heavily on successfully locating our stores in suitable locations.
We believe our stores and our customer’s store experience are key for generating and increasing revenue. Historically we have favored locations that we believe are consistent with our target clients’ demographics and shopping preferences and we plan to open new stores in high traffic locations. Revenues at our stores are derived, in part, from the volume of foot traffic in these locations.
Store locations may become unsuitable due to, and our revenue volume and client traffic generally may be harmed by, among other things:
•economic downturns in a particular area;
•competition from nearby retailers selling similar products;
•changing client demographics in a particular market;
•changing preferences of clients in a particular market;
•the closing or decline in popularity of other businesses located near our store;
•reduced client foot traffic outside a store location; and
•store impairments due to acts of God, pandemic, terrorism, protest or periods of civil unrest.

If a store location becomes unsuitable, we will generally be unable to cancel the long-term lease associated with such store.

Risks Related to Merchandising and Supply Chain Operations
We import a substantial portion of our merchandise from foreign sources, which exposes us to political and economic risks inherent in global sourcing.
Based on product costs, approximately 63% of our total furniture purchases in 2025 were for goods that were not produced domestically. Additionally, some of the products we purchase from U.S.-based vendors are sourced, at least in part, from foreign suppliers. Therefore, we are subject to risks associated with foreign sourcing of our merchandise, including but not limited to:
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

Some of the products we purchase are also subject to tariffs and other import measures. During 2025, the current U.S. presidential administration announced its intention and, in some cases, took actions to increase tariffs at various rates, including on certain products imported from many countries and individualized higher tariffs on certain other countries. These tariffs were imposed under various regulations, including the International Emergency Economic Powers Act (“IEEPA”). In response, certain countries announced reciprocal tariffs or other similar actions. These tariffs have since been followed by announcements of limited exemptions and temporary pauses in some cases. In addition, the United States Supreme Court recently invalidated the tariffs the administration imposed under IEEPA. Following the Supreme Court’s decision, the administration has announced new tariffs under different authority and the intention to announce additional tariffs in the future.

We are subject to risks relating to increased tariffs on U.S. imports and other changes affecting imports and finished goods manufactured in foreign countries. The recent enactment of these tariffs, along with the unpredictability of the applicable tariff rates, poses a risk to our business operations and may materially increase our costs and reduce our margins.
If additional tariffs are imposed on the products we import or the tariff rates are increased, our vendors may increase their prices. Such changes, if they occur, could have one or more of the following impacts:
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

There continues to be significant uncertainty about the future relationship between the U.S. and other countries regarding such trade policies, treaties and tariffs. As such, we can make no assurances about the eventual impact on our consolidated operating results and business. The introduction of any additional tariffs by the U.S. and reciprocal tariffs by other countries is expected to result in incremental costs of our products, which we may be unable to pass on to our customers. In addition, all our purchases are denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become favorable, the likelihood of price increases from our vendors increases.

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
All of our vendors must comply with applicable product safety laws and regulations, and we are dependent on them to ensure that the products we buy comply with all safety standards as well as applicable quality standards. Any actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and could result in recalls and other liabilities. Such exposure could harm our brand’s image and negatively affect our business and operating results. Furthermore, concerns around the quality of the products we sell could damage our reputation and result in loss of future revenues.
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
Risks Related to Technology and Data Security
We rely extensively on information technology systems to process transactions, summarize results, and manage our business. Disruptions in our information technology systems could adversely affect our business and operating results.
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
We have and plan to continue to partner with third parties that utilize artificial intelligence (“AI”) tools and to invest in AI technologies to enhance our customers’ shopping experience and our employees’ work experience and to improve efficiencies of our supply chain, operations, management functions and talent recruitment and development. These are evolving technologies and there are inherent operational and legal complexities associated with implementation of these technologies within our business. When integrating and introducing AI technologies into our platforms, processes and systems, we may be exposed to new or expanded liabilities and risks due to evolving governmental regulations, litigation, data privacy risks and compliance issues in a disparate and at times conflicting regulatory environment, all of which could negatively affect our financial performance and business reputation.
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
Risks Related to Human Capital
We may be unable to attract, train, engage and retain key employees.
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
We must also be able to attract, motivate and retain the employees who staff our distribution centers, customer service centers, and deliver product to our customers, and professionals to implement our technology and other strategic initiatives. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, equity compensation, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor and employee relations, immigration, federal and state minimum wage requirements, and benefit costs; changing demographics; and our reputation within the labor market. If we are unable to attract and retain a workforce that meets our needs, our operations, service levels, support functions, and competitiveness could suffer and our results could be adversely affected.
A failure to recruit, develop and retain effective leaders or the loss or shortage of personnel with key capacities and skills could impact our strategic growth plans and jeopardize our ability to meet our business performance expectations and growth targets.
Our ability to continue to grow our business depends substantially on the contributions and abilities of our executive leadership team and other key management personnel. Changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support our strategic initiatives or to build adequate bench strength with key skill sets required for seamless succession of leadership, could jeopardize our ability to meet our business performance expectations and growth targets. If we are unable to attract, develop, retain and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.
General Risks
Our operations present risks which may not be fully covered by insurance.

We carry insurance that we believe is appropriate and customary in our industry. However, some losses and liabilities associated with our operations may not be covered by our insurance policies. In addition, there can be no assurance that we will be able to obtain similar insurance coverage on favorable terms (or at all) in the future. Significant uninsured losses and liabilities could have an adverse effect on our financial condition and results of operations. Furthermore, our insurance is subject to deductibles.

We are self-insured for our health benefits and maintain per employee stop loss coverage; however, we retain the insurable risk at an aggregate level. Therefore unforeseen or catastrophic losses in excess of our insured limits could have an adverse effect on the Company’s financial condition and operating results.

We are subject to governmental regulations and may be subject to enforcement if we are not in compliance with applicable regulation, and changes in laws could make conducting our business more expensive or otherwise change the way we do business.

We are subject to a broad range of federal, state and local laws and regulations in connection with our core business, including labor and employment, customs, privacy and cybersecurity, health and safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that otherwise govern our business. Our products and their manufacturing, labeling, marketing and sale are also subject to various aspects of the Federal Trade Commission Act, state consumer protection laws and state warning and labeling laws. In addition, various jurisdictions may seek to adopt similar or additional product labeling or warning requirements.

As a retail business, changes in laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits or overtime pay, could negatively impact our business increasing compensation and benefits costs for overtime and medical expenses. Changes to U.S. health care laws, or potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations, could result in increased direct compliance costs for us (or may cause our vendors to raise the prices they charge us in order to maintain profitable operations because of increased compliance costs), increased transportation costs or reduced availability of raw materials.

Failure by us, our manufacturers, or our vendors to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses, and registrations relating to our operations could subject us to administrative and civil penalties, including significant fines, civil liability, criminal liability or sanctions, or other enforcement actions. Any of these actions could result in a material effect on our operating results, business and financial condition, including increased operating costs.

Our business involves receiving, processing, storing, using and sharing data, some of which contains personal information. We are subject to complex and rapidly evolving laws and contractual obligations addressing data protection, and companies are under increased regulatory scrutiny with respect to privacy and data security. The interpretation and application of existing laws regarding this subject are continuing to evolve and many states are considering new regulations in this area. Applicable U.S. privacy laws or new state or federal laws may limit our ability to collect and use data, require us to modify our data processing practices or result in the possibility of fines, litigation or orders which may have an adverse effect on our business and results of operations. We cannot yet fully determine the impact that such future privacy requirements may have on our business or operations. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may also require us to incur substantial costs to reach compliance, change the manner in which we use data, and adversely affect the profitability of our private label credit card program.

In addition, to the extent we expand our operations as a result of engaging in new business initiatives or product lines, or expanding into new markets, we may become subject to new regulations and regulatory regimes. In addition to increased regulatory compliance, if the regulations applicable to our business operations were to change, it could make conducting our business more expensive or otherwise change the way we do business. We may need to continually reassess our compliance procedures, personnel levels and regulatory framework in order to keep pace with our business initiatives, and there can be no assurance that we will be successful in doing so.

Failure by us, our manufacturers, or our vendors to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses, and registrations relating to our operations could subject us to administrative and civil penalties, including significant fines, civil liability, criminal liability or sanctions, or other enforcement actions. Any of these actions could result in a material effect on our operating results, business and financial condition, including increased operating costs.

Failure to protect our intellectual property could materially adversely affect us.

We believe that our copyrights, trademarks, service marks, trade secrets, and all of our other intellectual property are important to our success. We rely on trademark, copyright and trade secret laws, and confidentiality and restricted use agreements, to protect our intellectual property and may seek licenses to intellectual property of others. Some of our intellectual property is not covered by any patent, trademark, or copyright or any applications for the same. In addition, we cannot provide assurance that agreements designed to protect our intellectual property will not be breached, that we will have adequate remedies for any such breach, or that the efforts we take to protect our proprietary rights will be sufficient or effective. Any significant impairment of our intellectual property rights or failure to obtain licenses of intellectual property from third parties could harm our business or our ability to compete. Moreover, we cannot provide assurance that the use of our technology or proprietary know‐how or information does not infringe the intellectual property rights of others. If we have to litigate to protect or defend any of our rights, such litigation could result in significant expense to our business.
Pending or unforeseen litigation and the potential for adverse publicity associated with litigation could have a material adverse effect on us.
We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including commercial, consumer safety, product liability, employment and intellectual property claims. We currently do not expect the outcome of any pending matters to have a material adverse effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more pending claims asserted against us, or claims that may be asserted in the future that we are currently not aware of, or adverse publicity resulting from any such litigation, could adversely impact our business, reputation, sales, profitability, cash flows and financial condition. Furthermore, there is no guarantee that our insurance program will cover all such legal proceedings or be sufficient to cover losses resulting from such proceedings.
Our business may be adversely affected by natural disasters, public health events, geopolitical instability, or other disruptive events.

Our operations, supply chain, and customer demand may be negatively affected by natural or man‑made disasters or other disruptive events, including severe weather, fires, power or utility interruptions, public health events, social unrest, or geopolitical instability. Many of our vendors and logistics partners are located in areas that may be vulnerable to such events, which could disrupt the production, availability, or transportation of our merchandise.

In addition, such events may adversely affect consumer spending patterns or overall economic conditions. If any of our distribution facilities, stores, or customer service operations were significantly disrupted or forced to close, we could experience inventory shortages, increased costs, delays in fulfilling customer orders, or lost sales. Future large‑scale events could present challenges that are difficult to anticipate or mitigate. Any of these factors could adversely affect our business, results of operations, or financial condition.
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
Management is responsible for day-to-day assessment and management of cybersecurity risks. Our cybersecurity risk management and strategy processes are led by our CIO and Assistant Vice President (AVP) of IT Infrastructure and Security. Such individuals have collectively over 50 years of work experience in various roles managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs.
Periodically, the CIO also presents to the Board an overview of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results of third-party assessments, our incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks.
ITEM 2. PROPERTIES
Stores
Our retail store space at December 31, 2025 totaled approximately 4.5 million square feet for 129 stores. The following table sets forth the number of stores we operated at December 31, 2025 by state:

State	Number of Stores	State	Number of Stores
Florida	33	Louisiana	3
Texas	23	Ohio	3
Georgia	14	Arkansas	2
North Carolina	10	Kentucky	2
Virginia	10	Indiana	2
South Carolina	7	Missouri	2
Alabama	6	Kansas	1
Tennessee	6	Mississippi	1
Maryland	4
Distribution Facilities
All of our distribution facilities at December 31, 2025 were leased except for the Florida and Virginia properties. Our regional distribution facilities are in the following locations:

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

Name, age and office (as of March 1, 2026) and year elected to office				Principal occupation during last five years other than office of the Company currently held
Steven G. Burdette	64	President and Chief Executive Officer	2025	President, 2021 Executive Vice President, Operations 2017-March 1, 2021
		Director	2025
Clarence H. Smith[1]	75	Executive Chairman of the Board	2025	Chairman of the Board, 2012-2024 Chief Executive Officer, 2002-2024 President, 2002-March 1, 2021
		Director	1989
John L. Gill	62	Executive Vice President, Merchandising	2019	Has held this position for the last five years
Richard B. Hare	59	Executive Vice President, Chief Financial Officer	2017	Executive Vice President and Chief Financial Officer
				Corporate Secretary, November 2024 - May 2025

1 - Clarence H. Smith is first cousins with director Rawson Haverty, Jr., and is the brother of director E. Kendrick Smith.

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
Stock Performance Graph
The following graph compares the performance of Havertys’ Common Stock and Class A Common Stock against the cumulative return of the NYSE/AMEX/Nasdaq Home Furnishings & Equipment Stores Index (SIC Codes 5700 – 5799) and the S&P SmallCap 600 Index for the period of five years commencing December 31, 2020 and ending December 31, 2025. The graph assumes an initial investment of $100 on January 1, 2020 and reinvestment of dividends. NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	2020	2021	2022	2023	2024	2025

HVT	$100.00	$120.62	$126.43	$161.13	$105.74	$117.55
HVT-A	$100.00	$113.26	$122.16	$150.74	$98.50	$108.04
S&P SmallCap 600 Index	$100.00	$126.82	$106.40	$123.48	$134.22	$142.30
SIC Codes 5700-5799	$100.00	$134.94	$88.55	$104.24	$149.20	$119.77

Stockholders
Based on the number of individual participants represented by security position listings, there are approximately 11,400 holders of our common stock and 200 holders of our Class A common stock as of February 19, 2026.
Dividends
We have paid a cash dividend in each year since 1935 and expect to continue to pay quarterly cash dividends on our Common Stock and Class A Common Stock for the foreseeable future. The payment of dividends and the amount are determined by the Board of Directors and depend upon, among other factors, our earnings, operations, financial condition, capital requirements and general business outlook at the time such dividends are considered. Our credit agreement includes covenants that may restrict our ability to pay dividends. For more information, see Note 6, “Credit Arrangement,” and Note 10, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements.
Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Purchases of Equity Securities
The Board of Directors has authorized management, at its discretion, to purchase limited amounts of our Common Stock and Class A Common Stock. The program was initially approved by the Board on November 3, 1986 and the Board has subsequently authorized additional amounts for repurchase. The current repurchase authorization was approved on August 5, 2022, when the Board of Directors authorized an additional $25.0 million for our stock repurchase program. The following table presents information with respect to our repurchase of Havertys’ common stock during the fourth quarter of 2025:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	$6,121,000
November 1 - November 30	122,741	$22.63	122,741	$3,343,000
December 1 - December 31	—	$—	—	$3,343,000
Total	122,741		122,741

On February 20, 2026 the Board of Directors approved $15.0 million of additional repurchase authorization for our stock repurchase program. The stock repurchase program has no expiration date but may be terminated by our board at any time.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report. The discussion in this Form 10-K generally focuses on the year ended December 31, 2025 compared to the year ended December 31, 2024. A discussion of our results of operations and changes in financial condition for the 2024 year compared to 2023 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2024.
Industry Overview
The retail residential furniture industry is influenced by the overall strength of the economy, new and existing home sales, consumer confidence, spending on large ticket items, interest rates, and the availability of credit. Although inflation and home sales showed modest improvement in 2025, the industry continued to face headwinds from rising consumer debt, constrained housing inventory, tight access to home mortgage credit, and ongoing economic uncertainty driven by changes in tariff policy and geopolitical tensions.
Throughout 2025, the current U.S. presidential administration announced new and modified tariffs on imported goods, including those sourced from China, Vietnam, and other key manufacturing regions. In response, several affected countries implemented retaliatory tariffs, adding economic uncertainty and increased cost pressures across the industry. The evolving tariff landscape has led many home furnishing retailers to adjust sourcing strategies, reassess vendor relationships, and implement pricing actions in an effort to mitigate the impact of these policy changes. On February 20, 2026, certain tariffs were invalidated following a ruling by the U.S. Supreme Court, adding further uncertainty to the trade environment, particularly with respect to the scope and timing of any recovery related to the invalidated tariffs and the impact of new tariffs the administration has announced. We continue to assess the impact of tariff policy changes on our business.
Business Overview
We sell home furnishings in retail stores and online, recording revenue when products are delivered to the customer. Our product assortment is selected to appeal to middle to upper-middle income consumers across a variety of styles. Our commissioned sales team members receive comprehensive product and customer service training to ensure we provide a high-quality in-store experience. We also aim to have at least one designer serving each of our stores. These individuals collaborate with our sales team to provide customers additional confidence and design inspiration throughout the purchasing process. Unlike many of our competitors, we do not outsource the delivery function; instead, our Haverty's delivery team ensures a seamless and professional experience, which includes a detailed inspection of the product prior to delivery, as well as placement and assembly of the furniture in the customer's home. We are recognized in our markets for offering high-quality, fashionable products and delivering exceptional customer service.
Management Objectives
Management remains focused on gaining market share and improving profitability. These objectives can be achieved by concentrating our efforts on improving our customer's experience, highlighted by new products, high-touch service, and upgraded technology. In addition, our growth strategy includes the expansion of our retail operations to increase our footprint within our distribution network. The Company’s strategies for profitability include:
•increasing sales volume,
•maintaining strong gross margins,
•implementing targeted marketing initiatives,
•improving productivity and processes, and
•adopting efficiency and cost-saving measures.

To support our objectives in 2025, we increased our investment in advertising and marketing initiatives and adopted a more aggressive promotional strategy.

Similar to other home furnishing retailers, our business was impacted by the current U.S. presidential administration's tariff policy implemented in 2025. To mitigate the impact of such tariff policy in 2025, we:
•leveraged our strong vendor relationships to minimize price increases,
•implemented targeted price increases on select products,
•reduced our China product sourcing to less than 5% of purchases, and
•re-sourced and re-assorted products, as needed.
Despite the challenges facing the home furnishings industry, we increased net sales by 5.0%, comparable-store sales by 2.1% and maintained a gross profit margin of 60.7%. This performance reflects the disciplined execution of our strategic initiatives and our continued focus on operational efficiency and delivering a high-quality experience for our customers.
Key Performance Indicators
We evaluate our performance based on several key metrics which include:
•store traffic,
•conversion rates,
•average ticket and average designer ticket,
•net sales,
•comparable store sales and written comparable store sales,
•sales per weighted average square foot,
•gross profit margin,
•selling, general and administrative costs as a percentage of sales,
•operating income,
•cash flow, and
•earnings per share.
These measurements are used to support management's economic decision-making, including decisions related to store growth, capital allocation and product pricing.
Net sales are generated by customer purchases of merchandise and related fees, net of expected returns and sales tax. We record our sales when the merchandise is delivered to the customer. Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores and website by comparing the sales growth in store and online for a particular month over the corresponding month in the prior year. Stores are considered non-comparable if they were not open during the corresponding month in the prior year or if the selling square footage has been changed by more than 10%. Large clearance sales events from warehouses or temporary locations are also excluded from comparable store sales. The method we use to compute comp-store sales may not be the same method used by other retailers.
We also track written sales and "written comp-store sales", which represent customer orders prior to delivery. Written sales reflect the current pace or trend of customer transactions. As a retailer, comp‑store sales and written comp‑store sales are an indicator of relative customer spending and store performance. Comp-store sales, total written sales and written comp-store sales are intended only as supplemental information and are not a substitute for net sales presented in accordance with US GAAP.
Sales per weighted average (“WAVG”) square foot is calculated by dividing net sales by WAVG square footage. WAVG square footage is a daily WAVG based on the ratio of the days open in a period to the total days in the period and measures the efficiency of a store to generate revenue.

Results of Operations
The table and discussion below should be read in conjunction with our consolidated financial statements and related notes included in this report.

Statement of Earnings Data	Year Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023	2022	2021
Net sales	$758,995	$722,899	$862,133	$1,047,215	$1,012,799
Gross profit	460,497	439,078	523,092	604,225	574,625
Percent of net sales	60.7%	60.7%	60.7%	57.7%	56.7%
Selling, general and administrative expenses	439,327	419,221	455,812	486,298	456,267
Percent of net sales	57.9%	58.0%	52.9%	46.4%	45.1%
Income before income taxes	26,833	26,153	72,711	119,501	118,535
Percent of net sales	3.5%	3.6%	8.4%	11.4%	11.7%
Net income	19,730	19,956	56,319	89,358	90,803
Percent of net sales	2.6%	2.8%	6.5%	8.5%	9.0%
Share Data
Diluted earnings per Common share	$1.19	$1.19	$3.36	$5.24	$4.90
Cash dividends – per share:
Common Stock(1)	$1.29	$1.26	$2.18	$2.09	$2.97
Class A Common Stock(1)	$1.21	$1.18	$2.05	$1.96	$2.79
Diluted weighted average common shares outstanding	16,592	16,707	16,774	17,038	18,543
Balance Sheet Data
Total assets	$649,052	$648,747	$654,133	$649,050	$686,290
Inventories	96,155	83,419	93,956	118,333	112,031
Net property and equipment	177,207	182,622	171,588	137,475	126,099
Right-of-use lease assets	190,586	194,411	202,306	207,390	222,356
Lease liabilities	216,417	218,379	217,754	221,287	230,352
Customer deposits	35,504	40,733	35,837	47,969	98,897
Total debt(2)	—	—	—	—	—
Stockholders’ Equity	307,929	307,561	308,366	289,399	255,970
Statement of Cash Flows Data
Net cash provided by operating activities	$52,644	$58,909	$97,203	$51,015	$97,242
Depreciation and amortization	23,822	21,611	18,603	16,926	16,304
Capital expenditures	19,672	32,092	53,115	28,411	34,090
Dividends paid	20,837	20,468	35,240	33,948	52,446
Share repurchases	4,778	4,991	6,895	29,998	41,809
Other Supplemental Data and Metrics
Number of stores	129	129	124	122	121
Retail square footage at year-end (in 000s)	4,543	4,539	4,387	4,363	4,354
Sales per WAVG retail square foot	$167	$164	$197	$241	$232
Average ticket (3)	$3,530	$3,371	$3,278	$3,171	$2,865
Net sales increase (decrease) %	5.0%	(16.1%)	(17.7%)	3.4%	35.4%
Comparable store sales increase (decrease) %	2.1%	(16.7%)	(18.4%)	3.4%	17.9%
Employees	2,392	2,334	2,574	2,831	2,845

(1)Includes special dividends of $1.00 for Common Stock and $0.95 for Class A Common Stock paid in the fourth quarter of 2023 and 2022, and $2.00 for Common Stock and $1.90 for Class A Common Stock paid in the fourth quarter of 2021 and 2020.
(2)We have no funded debt.
(3)Average ticket is calculated by dividing total sales by the number of orders.

Net Sales
The following outlines our sales and comp-store sales increases and decreases for the periods indicated. (Amounts and percentages may not always add to totals due to rounding.)

	December 31,
	2025			2024
	Net Sales		Comp-Store Sales	Net Sales		Comp-Store Sales
Period Ended	Dollars in millions	% Increase (decrease) over prior period	% Increase (decrease) over prior period	Dollars in millions	% Decrease over prior period	% Decrease over prior period
Q1	$181.6	(1.3)%	(4.8)%	$184.0	(18.1)%	(18.5)%
Q2	181.0	1.3	(2.3)	178.6	(13.4)	(13.6)
Q3	194.5	10.6	7.1	175.9	(20.2)	(20.5)
Q4	201.9	9.5	8.2	184.4	(12.5)	(13.7)
Year	$759.0	5.0%	2.1%	$722.9	(16.1)%	(16.7)%
Net sales in 2025 increased $36.1 million or 5.0% compared to 2024 due to price increases on select merchandise to mitigate the impact of tariffs and higher demand for our products due to the effectiveness of our advertising and marketing initiatives. Sales growth was achieved despite ongoing pressure from a soft housing market, driven by elevated mortgage rates and heightened economic and geopolitical uncertainty, which creates a challenging demand environment for the home furnishings industry.
Our sales team and design consultants continue to provide excellent service to our customers. The average ticket value in 2025 was $3,530, up 4.7% over last year. Design consultant engagement contributed 33.5% of our 2025 total written sales, with an average written ticket of $7,781. (See Note 2, "Revenues" of the Notes to Consolidated Financial Statements).
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
Gross profit as a percentage of net sales was 60.7% in 2025 and 2024. Due to changes in tariff policy and higher costs of goods sold under LIFO, the 2025 change in LIFO reserve generated a negative impact of $4.7 million, compared to a positive impact of $0.8 million in 2024. Excluding the impact of LIFO, our gross profit margins increased 70 basis points due to product selection, merchandise pricing and mix.
Selling, General and Administrative Expenses
SG&A expenses are comprised of five categories:
•selling,
•occupancy,
•transportation, delivery and certain warehousing costs,
•advertising and marketing, and
•general and administrative.
Selling expenses are primarily comprised of compensation of sales team members and sales support staff, and fees paid to credit card and third-party finance companies. Occupancy costs include rents, depreciation charges, insurance and property taxes, repairs and maintenance expense and utility costs. Delivery and transportation costs include personnel, fuel costs, depreciation and rental charges.

Warehouse costs include personnel, supplies, depreciation, and rental charges for equipment. Advertising and marketing expenses are primarily TV and digital media expenditures, market research expenses and agency fees. General and administrative expenses are comprised of compensation costs for store personnel exclusive of sales team members, information systems, executive, accounting, merchandising, advertising, supply chain, real estate and human resource departments.
We classify our SG&A expenses as either variable or fixed and discretionary. Our variable expenses include the costs in the selling and delivery categories and certain warehouse expenses as these amounts will generally move in tandem with our level of sales. The remaining categories and expenses are classified as fixed and discretionary because these costs do not fluctuate with sales.
The following table outlines our SG&A expenses by classification:

	2025		2024
(In thousands)		% of Net Sales		% of Net Sales
Variable	$141,598	18.7%	$139,859	19.4%
Fixed and discretionary	297,729	39.2	279,362	38.6
	$439,327	57.9%	$419,221	58.0%
Our SG&A costs as a percent of sales for 2025 were 57.9% versus 58.0% in 2024. SG&A dollars increased $20.1 million, or 4.8%, for 2025 compared to 2024. The change was driven by increased sales and less leveraging of fixed costs. Our selling expenses increased $3.0 million, largely due to higher commissioned-based compensation. Our administrative expenses increased $11.3 million from 2024 due to higher salaries, performance-based incentive compensation and stock-based compensation costs. Advertising and marketing expenses increased $3.3 million from 2024 to 2025, due to an increased investment in television and direct mail advertising during the year. Occupancy costs increased $5.0 million, primarily due to increased depreciation expense, rent expense, and state and local taxes from the prior year. Warehouse, delivery, and transportation expenses decreased $2.4 million from 2024 to 2025, primarily due to increased productivity in our warehouse operations and lower payroll related benefits and insurance costs.
Interest (Income) Expense, Net
We earned $1.0 million less interest income, net of interest expense, in 2025 than in 2024 due to lower rates paid on cash, cash equivalents, and restricted cash equivalents.
Provision for Income Taxes
Our effective tax rate was 26.5% in 2025 compared to 23.7% in 2024. See Note 8, “Income Taxes” of the Notes to Consolidated Financial Statements for further information about our income taxes.
Liquidity and Capital Resources
At December 31, 2025, we had $125.3 million in cash and cash equivalents, and $6.5 million in restricted cash equivalents. See Note 1 to our consolidated financial statements for further discussion of our restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and to enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years.

Our material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include operating lease obligations and purchase obligations. In addition to our cash requirements, we follow a disciplined approach to capital allocation. This approach first prioritizes investing in the business, followed by paying dividends. We may also return excess cash to shareholders in the form of share repurchases, cash dividends, or special cash dividends. We expect capital expenditures of approximately $33.5 million in 2026 to support our operations and strategic expansion, however these plans are subject to other potential opportunities, the economic environment, general business conditions and our financial performance.
Long-Term Debt
We currently have a $80.0 million revolving credit facility (the "Credit Agreement") with a bank. As of December 31, 2025, we had no outstanding borrowings and $80.0 million of available borrowings under the Credit Agreement. The Credit Agreement matures October 24, 2027. See Note 6, “Credit Arrangement” of the Notes to Consolidated Financial Statements for information about our Credit Agreement.
Leases
We use operating leases to fund a portion of our real estate, including our stores, distribution centers, and store support space.
At December 31, 2025, we had aggregate lease obligations of $216.4 million, with $36.0 million payable within 12 months. See Note 9, “Leases” of the Notes to Consolidated Financial Statements for further discussion of our operating leases.
Share Repurchases
The board of directors has authorized management, at its discretion, to purchase and retire limited amounts of our Common Stock and Class A Common Stock. We made cash payments of $4.8 million for repurchases of 216,482 shares of our Common Stock through open market purchases during 2025 and there is approximately $3.3 million at December 31, 2025 that may yet be purchased under the existing authorization.
Cash Flows Summary

2025
2024
($ in millions)
$53
$59
$(20)
$(32)
$(28)
$(29)
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
Net cash provided by operating activities in 2025 was $52.6 million driven primarily by net income of $19.7 million and non-cash adjustments to net income of $30.5 million consisting primarily of depreciation and amortization, stock-based compensation expense and changes in working capital. The changes in working capital were driven primarily by a $12.7 million increase in inventories and a $5.2 million decrease in customer deposit offset by $12.3 million decrease in other assets and liabilities and a $8.1 million increase in accrued liabilities and vendor repayments.
Net cash provided by operating activities in 2024 was $58.9 million driven primarily by net income of $20.0 million and non-cash adjustments to net income of $27.9 million consisting primarily of depreciation and amortization and stock-based compensation expense and changes in working capital. The changes in working capital were primarily driven by a $10.5 million decrease in inventories, a $7.0 million decrease in other assets and liabilities, and a $4.9 million increase in customer deposits offset by a $11.4 million decrease in accrued liabilities and vendor repayments.
Investing Activities. Cash used in investing activities in 2025 consisted primarily of $19.7 million of capital expenditures. In 2024, cash used in investing activities primarily reflected $32.1 million of capital expenditures.
Financing Activities. Cash used in financing activities in 2025 consisted primarily of $20.8 million of quarterly cash dividends and $4.8 million of share repurchases. Cash used in financing activities in 2024 primarily reflected $20.5 million of quarterly cash dividends and $5.0 million of share repurchases.
Our investing activities in stores and operations in 2025, 2024 and 2023 and planned outlays for 2026 are categorized in the table below. Capital expenditures for stores in the years noted do not necessarily coincide with the years in which the stores open.

(Approximate in thousands)	Proposed 2026	2025	2024
Stores:
New or replacement stores	$17,300	$8,700	$18,000
Remodels/expansions	4,400	2,000	4,600
Other improvements	5,500	5,300	4,700
Total stores	27,200	16,000	27,300
Distribution(1)	3,150	1,500	2,900
Information technology	3,150	2,200	1,900
Total	$33,500	$19,700	$32,100
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
In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates. Our exposure to interest rate risk relates to the interest income generated by cash, cash equivalents, and interest expense on the Credit Facility. The primary objective of our investment policy is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. During 2025 and 2024, we had no outstanding borrowings under our Credit Agreement (as discussed in Note 6 to the Consolidated Financial Statements), which bears interest based on variable rates.
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
(b)Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2025.
Attestation Report of the Independent Registered Public Accounting Firm. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
(c)Changes in Internal Control over Financial Reporting. During the fourth quarter of 2025, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Haverty Furniture Companies, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Haverty Furniture Companies, Inc. (a Maryland Corporation) and subsidiary (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.
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
February 26, 2026

ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We provide some information about our executive officers in Part I of this report under the heading “Information about our Executive Officers.” The remaining information required by this item is incorporated by reference to “Proposal 1: Nominees for Election by Holders of Class A Common Stock and Nominees for Election by Holders of Common Stock,” “Corporate Governance,” “Committees of the Board” and “Certain Relationships and Related Transactions – Delinquent Section 16(a) Reports” in our 2026 Proxy Statement.
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
Insider Trading Policy
We have adopted an Insider Trading Policy (the "Policy") governing the purchase, sale, and other dispositions of our securities. The Policy applies to the Company itself and all Company personnel, including directors, officers, employees, and other covered persons. We believe the Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is incorporated by reference in Exhibit 19.1 to this form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information contained in our 2026 Proxy Statement with respect to executive compensation and transactions under the heading “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in our 2026 Proxy Statement with respect to the ownership of Common Stock and Class A Common Stock by certain beneficial owners and management, and with respect to our compensation plans under which equity securities are authorized for issuance under the headings “Ownership by our Directors and Management” and “Equity Compensation Plan Information,” is incorporated herein by reference in response to this item.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in our 2026 Proxy Statement with respect to certain relationships, related party transactions and director independence under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Governance Guidelines and Policies – Director Independence” is incorporated herein by reference in response to this item.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the heading “Audit Matters” in our 2026 Proxy Statement is incorporated herein by reference to this item.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements.
Consolidated Balance Sheets – December 31, 2025 and 2024.
Consolidated Statements of Comprehensive Income – Years ended December 31, 2025, 2024, and 2023.
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2025, 2024, and 2023.
Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024, and 2023.
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

10.1
Amended and Restated Credit Agreement by and among Haverty Furniture Companies, Inc. and Havertys Credit Services, Inc., as the Borrowers, SunTrust Bank, as the Issuing Bank and Administrative Agent and SunTrust Robinson Humphrey, Inc. as Lead Arranger, dated September 1, 2011 (Incorporated by reference to Exhibit 10.1 to our 2011 Third Quarter Form 10-Q). First Amendment to Amended and Restated Credit Agreement, dated March 31, 2016 (Incorporated by reference to Exhibit 10.1 to our 2016 First Quarter Form 10‑Q); Second Amendment to Amended and Restated Credit Agreement dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 to our 2019 Third Quarter Form 10-Q). Third Amendment to Amended and Restated Credit Agreement dated May 15, 2020 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 20, 2020). Amendment and Waiver to the Amended and Restated Credit Agreement dated July 22,2025. (Incorporated by reference to Exhibit 10.1 to our 2025 Second-Quarter Form 10-Q filed August 5, 2025).

*10.1.1	Fourth Amendment to Amended and Restated Credit Agreement, dated October 24, 2024
10.2
Haverty Furniture Companies, Inc., Class A Shareholders Agreement (the “Agreement”), made as of June 5, 2012, by and among, Haverty Furniture Companies, Inc., Villa Clare Partners, L.P., Clarence H. Smith, H5, L.P., Rawson Haverty, Jr., Ridge Partners, L.P. and Frank S. McGaughey (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 8, 2012); Parties added to the Agreement and Revised Annex I as of November 1, 2012 and December 11, 2012 Incorporated by reference to Exhibit 10.1 to our First Quarter 2013 Form 10-Q); Parties added to the Agreement as of July 5, 2013 (Incorporated by reference to Exhibit 10.1 to our Second Quarter 2013 Form 10-Q). Amendment to Class A Shareholders Agreement, as of December 30, 2016 (Incorporated by reference to Exhibit 10.2.1 to our 2016 Form 10-K); Parties added to the Agreement as of May 1, 2019 (Incorporated by reference to Exhibit 99.1 to H5, L.P.’s Schedule 13 D/A filed May 22, 2019).

+10.3	2021 Long-Term Incentive Plan effective as of May 10, 2021 (Incorporated by reference to Exhibit 10.1 to our Third-Quarter Form 10-Q filed November 2, 2021).
*+10.4	Haverty Furniture Companies, Inc. Non-Employee Director Compensation Plan, effective as of May 8, 2023.(Incorporated by reference to Exhibit 10.4 to our 2024 Form 10-K filed on March 6, 2025.
+10.5	Amended and Restated Directors’ Deferred Compensation Plan, effective as of May 17, 2019 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2019).
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

+10.7
Form of Agreement dated February 27, 2018 regarding Change in Control with the Named Executive Officers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 5, 2018).

Exhibit No.	Exhibit
+10.80	Amended and Restated Non-Qualified Deferred Compensation Plan, effective as of August 9, 2016 (Incorporated by reference to Exhibit 10.9 to our 2016 Form 10-K).
+10.90	Top Hat Mutual Fund Option Plan, effective as of January 15, 1999 (Incorporated by reference to Exhibit 10.15 to our 1999 Form 10-K).
*+10.10	Form of Restrictive Covenant Agreement
*+10.11	Form of Restricted Stock Units Award Notice in connection with the 2021 Long-Term Incentive Compensation Plan.
*+10.11.1	Form of Performance Restricted Stock Units (EBITDA) Award Notice in connection with the 2021 Long-Term Incentive Compensation Plan.
*+10.11.2	Form of Performance Restricted Units (Sales) Award Notice in connection with the 2021 Long-Term Incentive Compensation Plan.

+10.12
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

+19.10	Insider Trading Policy of Haverty Furniture Companies, Inc., effective as of November 8, 2024. (Incorporated by reference to Exhibit 19.1 to our 2024 Form 10-K).
*21.1	Subsidiaries of Haverty Furniture Companies, Inc.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*31.1	Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
*31.2	Certification pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
#32.1	Certifications pursuant to 18 U.S.C. Section 1350.
+97.10
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (Incorporated by reference to Exhibit 97.1 to our 2024 Form 10-K).

101
The following financial information from our Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL: (i) Consolidated Balance Sheets ended December 31, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2025, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
#    Furnished herewith.
ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Haverty Furniture Companies, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Haverty Furniture Companies, Inc. (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.

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

Atlanta, Georgia
February 26, 2026

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$125,325	$120,034
Restricted cash equivalents	6,547	6,280
Inventories	96,155	83,419
Prepaid expenses	10,236	14,576
Other current assets	11,064	14,587
Total current assets	249,327	238,896
Property and equipment, net	177,207	182,622
Right-of-use lease assets	190,586	194,411
Deferred income taxes	19,301	17,075
Other assets	12,631	15,743
Total assets	$649,052	$648,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,447	$14,914
Customer deposits	35,504	40,733
Accrued liabilities	46,531	39,635
Current lease liabilities	35,967	36,283
Total current liabilities	133,449	131,565
Noncurrent lease liabilities	180,450	182,096
Other liabilities	27,224	27,525
Total liabilities	341,123	341,186
Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2025– 30,633; 2024 – 30,419	30,633	30,419
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2025 – 1,732; 2024 – 1,793	1,732	1,793
Additional paid-in capital	123,373	117,257
Retained earnings	417,853	418,960
Accumulated other comprehensive loss	(1,111)	(869)
Treasury stock at cost – Common Stock (2025 – 15,699; 2024 – 15,496) and Convertible Class A Common Stock (2025 and 2024 – 522)	(264,551)	(259,999)
Total stockholders’ equity	307,929	307,561
Total liabilities and stockholders’ equity	$649,052	$648,747
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Net sales	758,995	722,899	862,133
Cost of goods sold (exclusive of depreciation and amortization)	298,498	283,821	339,041
Gross profit	460,497	439,078	523,092

Expenses:
Selling, general and administrative	439,327	419,221	455,812
Other (income) expense, net	(543)	(214)	77
Total expenses	438,784	419,007	455,889

Income before interest and income taxes	21,713	20,071	67,203
Interest income, net	5,120	6,082	5,508
Income before income taxes	26,833	26,153	72,711
Income tax expense	7,103	6,197	16,392
Net income	$19,730	$19,956	$56,319
Other comprehensive (loss) income, net of tax:
Defined benefit pension plan adjustments; net of tax (benefit) expense of $(81), $38 and $(76)	$(242)	$114	$(227)

Comprehensive income	$19,488	$20,070	$56,092

Basic earnings per share:
Common Stock	$1.22	$1.23	$3.48
Class A Common Stock	$1.14	$1.15	$3.29

Diluted earnings per share:
Common Stock	$1.19	$1.19	$3.36
Class A Common Stock	$1.14	$1.15	$3.25
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except per share data)	2025		2024		2023
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock:
Beginning balance	30,419	$30,419	30,220	$30,220	30,006	$30,006
Conversion of Class A Common Stock	61	61	11	11	2	2
Stock compensation transactions, net	153	153	188	188	212	212
Ending balance	30,633	30,633	30,419	30,419	30,220	30,220
Class A Common Stock:
Beginning balance	1,793	1,793	1,804	1,804	1,806	1,806
Conversion to Common Stock	(61)	(61)	(11)	(11)	(2)	(2)
Ending balance	1,732	1,732	1,793	1,793	1,804	1,804
Treasury Stock:
Beginning balance (includes 522 shares Class A Stock for each of the years presented; remainder are Common Stock)	(16,018)	(259,999)	(15,877)	(255,454)	(15,662)	(248,756)
Directors’ Compensation Plan	13	226	74	446	12	197
Purchases	(216)	(4,778)	(215)	(4,991)	(227)	(6,895)
Ending balance	(16,221)	(264,551)	(16,018)	(259,999)	(15,877)	(255,454)
Additional Paid-In Capital:
Beginning balance		117,257		113,307		108,706
Shares issued under incentive plans, net		(2,063)		(3,483)		(4,289)
Directors’ Compensation Plan		868		691		880
Stock-based compensation expense		7,311		6,742		8,010
Ending balance		123,373		117,257		113,307
Retained Earnings:
Beginning balance		418,960		419,472		398,393
Net income		19,730		19,956		56,319
Cash dividends per share: Common Stock: 2025 – $1.29; 2024 - $1.26; and 2023 – $2.18 Class A Common Stock: 2025 - $1.21; 2024 - $1.18; and 2023– $2.05		(20,837)		(20,468)		(35,240)
Ending balance		417,853		418,960		419,472

Accumulated Other Comprehensive Loss:
Beginning balance		(869)		(983)		(756)
Pension liabilities adjustment, net of taxes		(242)		114		(227)
Ending balance		(1,111)		(869)		(983)
Total Stockholders’ Equity		$307,929		$307,561		$308,366
The accompanying notes are an integral part of these consolidated financial statements.

HAVERTY FURNITURE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net income	19,730	19,956	56,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,822	21,611	18,603
Net loss on asset impairment	469	—	—
Stock-based compensation	7,311	6,742	8,010
Deferred income taxes	(2,145)	(1,472)	(1,171)
Net (gain) loss on sale of land, property and equipment	(15)	(153)	71
Other	1,094	1,123	1,160
Changes in operating assets and liabilities:
Inventories	(12,736)	10,537	24,377
Customer deposits	(5,229)	4,896	(12,132)
Other assets and liabilities	12,254	7,051	8,643
Accounts payable and accrued liabilities	8,089	(11,382)	(6,677)
Net cash provided by operating activities	52,644	58,909	97,203
Cash Flows from Investing Activities
Capital expenditures	(19,672)	(32,092)	(53,115)
Proceeds from sale of property and equipment	111	461	53
Net cash used in investing activities	(19,561)	(31,631)	(53,062)
Cash Flows from Financing Activities
Dividends paid	(20,837)	(20,468)	(35,240)
Common stock repurchased	(4,778)	(4,991)	(6,895)
Taxes on vested restricted shares	(1,910)	(3,282)	(4,159)
Net cash used in financing activities	(27,525)	(28,741)	(46,294)
Change in cash, cash equivalents and restricted
cash equivalents	5,558	(1,463)	(2,153)
Cash, cash equivalents and restricted cash equivalents at
beginning of year	126,314	127,777	129,930
Cash and cash equivalents and restricted cash equivalents at
end of year	$131,872	$126,314	$127,777

Supplemental Disclosures
Cash paid during the period for federal income taxes, net of refunds	$5,500	$2,800	$20,400
Cash paid during the period for state income taxes, net of refunds	$1,452	$602	$2,686
Cash paid for interest	$162	$163	$162
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Business and Summary of Significant Accounting Policies:
Business:
Haverty Furniture Companies, Inc. (“Havertys,” “we,” “our,” or “us”) is a retailer of a broad line of residential furniture in the middle to upper-middle price ranges. We have 129 showrooms in 17 states at December 31, 2025. All of our stores are operated using the Havertys name and we do not franchise our stores. We have an online presence through which our customers can make purchases and offer financing through third-party finance companies.
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
Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 – 33 years
Improvements	5 – 15 years
Furniture and Fixtures	3 – 15 years
Software	3 years
Equipment	3 – 15 years

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
Selling, General and Administrative Expenses:
Our selling, general and administrative (“SG&A”) expenses are comprised of advertising, selling, occupancy, delivery, administrative costs, and certain warehouse and transportation related expenses including accessorial and demurrage fees. The costs associated with our purchasing, warehousing, delivery and other distribution costs included in SG&A expense were approximately $75,724,000, $78,323,000 and $92,363,000 in 2025, 2024 and 2023, respectively.

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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, primarily related to real estate and we account for the lease and non-lease components as a single lease component. See Note 9 - “Leases,” for additional information.
Advertising Expense:
Advertising costs, which include television, radio, newspaper, digital, and other media advertising, are expensed upon first showing. The total amount of prepaid advertising costs included in other current assets was approximately $59,000 and $1,307,000 at December 31, 2025 and 2024, respectively. We incurred approximately $43,546,000, $40,470,000 and $43,448,000 in advertising expense during 2025, 2024 and 2023, respectively.
Interest Income, net:
We report interest income net of interest expense. Interest income is generated by our cash equivalents and restricted cash equivalents. Interest expense is comprised of charges incurred related to our credit facility. The total amount of interest expense was approximately $162,000, $163,000 and $162,000 during 2025, 2024 and 2023, respectively.
Other Income, net:
Other income, net includes any gains or losses on sales of property and equipment and other income or expense items outside of core operations.
Self-Insurance:
We are self-insured, for amounts up to a deductible per occurrence, for losses related to general liability, workers’ compensation and vehicle claims. We are primarily self-insured for employee group health care claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported or paid, based on historical data and actuarial estimates. The current portion of these self-insurance reserves is included in accrued liabilities and the non-current portion is included in other liabilities. These reserves totaled $6,866,000 and $7,390,000 at December 31, 2025 and 2024, respectively.
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

Impairment of Long-Lived Assets:
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. If an indicator of impairment is identified, we evaluate the long-lived assets at the individual property or store level, which is the lowest level at which individual cash flows can be identified. We evaluate right-of-use assets at the same level and exclude operating lease liabilities when evaluating for impairment. When evaluating assets for potential impairment, we first compare the carrying amount of the asset to the store’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the estimated fair value of the store’s assets, which is determined on the basis of fair value for similar assets or discounted future cash flows. If required, an impairment loss is recorded in SG&A expense for the difference in the asset’s carrying value and the asset’s estimated fair value. No store impairment losses were recorded in 2025, 2024, and 2023.

In 2025, we recorded a $469,000 impairment charge related to construction-in-progress ("CIP") costs associated with the expansion of one of our distribution centers. After evaluating the project’s status and expected future economic benefits, management determined that the asset was no longer recoverable.
Earnings Per Share:
We report our earnings per share using the two-class method. The income per share for each class of common stock is calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their contractual rights. See Note 14, "Earnings Per Share" for the computational components of basic and diluted earnings per share.
Accumulated Other Comprehensive Income (Loss):
Accumulated other comprehensive income (loss) (“AOCI”), net of income taxes, was comprised of unrecognized retirement liabilities totaling approximately $1,111,000 and $869,000 at December 31, 2025 and 2024, respectively. See Note 12, "Accumulated Other Comprehensive Loss" for the amounts reclassified out of AOCI to SG&A expense related to our supplemental executive retirement plan.
Recently Issued Accounting Pronouncements:

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This update enhances annual disclosure requirements for public entities, including expended disclosures in the effective tax rate reconciliation and income taxes paid, disaggregated by jurisdiction. We adopted ASU 2023-09 for the year ended December 31, 2025. See Note 8, "Income Taxes" in the accompanying notes to the consolidated financial statements for further detail.

Note 2 - Revenues:
The following table presents our revenues disaggregated by each major product category and service for each of the last three years (dollars in thousands, amounts and percentages may not always add due to rounding):

	Year Ended December 31,
	2025		2024		2023
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$113,242	14.9%	$102,941	14.2%	$132,072	15.3%
Dining Room Furniture	78,045	10.3	78,362	10.8	97,969	11.4
Occasional	54,798	7.2	53,727	7.4	68,592	8.0
	246,085	32.4	235,030	32.5	298,633	34.6
Upholstery	337,534	44.5	322,617	44.6	370,921	43.0
Mattresses	67,020	8.8	65,648	9.1	74,798	8.7
Accessories and Other (1)	108,356	14.3	99,604	13.8	117,781	13.7
	$758,995	100.0%	$722,899	100.0%	$862,133	100.0%
(1)Includes delivery charges and product protection.
Estimated refunds for returns and allowances are recorded based on estimated margin using our historical return patterns. We record estimated refunds for sales returns on a gross basis and the carrying value of the return asset is presented separately from inventory. Estimated return inventory of $528,000 and $494,000 at December 31, 2025 and 2024, respectively, is included in the line item “Other current assets” and the estimated refund liability of $1,757,000 and $1,578,000 at December 31, 2025 and 2024, respectively, is included in the line item “Accrued liabilities” on the Consolidated Balance Sheets.
We record customer deposits when payments are received in advance of the delivery of merchandise, which totaled $35,504,000 and $40,733,000 at December 31, 2025 and December 31, 2024, respectively. Changes in the customer deposit balance from period to period are driven by the timing of merchandise deliveries. Of the customer deposit liabilities at December 31, 2024, approximately $220,000 has not been recognized through net sales in the twelve months ended December 31, 2025.
We typically offer our customers an opportunity for us to deliver their purchases and most choose this service. Delivery fees of approximately $30,247,000, $29,279,000 and $36,187,000 were charged to customers in 2025, 2024 and 2023, respectively, and are included in net sales. The costs associated with deliveries are included in selling, general and administrative expenses and were approximately $36,780,000, $37,085,000, and $42,361,000 in 2025, 2024 and 2023, respectively.

Note 3 - Segment Reporting:
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
Our chief operating decision maker (CODM) is our President and Chief Executive Officer. Segment information is prepared on the same basis that our CODM manages our operating segments and evaluates results. The measure used by our CODM to assess performance and make operating decisions is income before income taxes as reported on our consolidated statements of comprehensive income. Our CODM uses income before income taxes to evaluate performance and make key operating decisions, such as determining new store openings to expand our retail footprint. Asset information is provided to the CODM on a consolidated basis.
The following table presents significant segment expenses and other segment items regularly reviewed by our CODM:

	Year Ended December 31,
(in 000's)	2025	2024	2023
Net Sales	$758,995	$722,899	$862,133
Less:
Cost of goods sold (exclusive of depreciation and amortization)	298,498	283,821	339,041
Selling, general, and administrative
Advertising and marketing	48,769	45,487	49,102
Selling	110,601	107,628	126,163
Occupancy	101,840	96,875	91,269
Warehouse, delivery, and transportation	58,377	60,810	74,442
General and administrative	119,740	108,421	114,836
Total selling, general and administrative(a)	439,327	419,221	455,812
Other segment items(b)	543	214	(77)
Interest income	5,282	6,245	5,670
Interest expense	(162)	(163)	(162)
Income before income taxes	26,833	26,153	72,711
Income tax expense	7,103	6,197	16,392
Consolidated net income	$19,730	$19,956	$56,319

(a)Depreciation and amortization expense included in selling, general and administrative expense was $23.8 million, $21.6 million, and $18.6 million for December 31, 2025, 2024, and 2023, respectively.
(b)Other segment items include gains (losses) on asset disposals and miscellaneous income (expense).

Note 4 - Inventories:
Inventories are measured using the last-in, first-out (LIFO) method of valuation. The excess of current costs over our carrying value of inventories was approximately $39,975,000 and $35,326,000 at December 31, 2025 and 2024, respectively. The use of the LIFO valuation method as compared to the FIFO method had a negative impact on our cost of goods sold of approximately $4,649,000 in 2025 and a positive impact of approximately $807,000 in 2024.
In 2024, LIFO inventory layers were liquidated. The effect of the liquidations, which are included in the preceding LIFO impact amount, decreased cost of goods sold by approximately $1,100,000 or $0.07 per diluted share in 2024. We believe this information is meaningful to the users of these consolidated financial statements for analyzing the effects of price changes, for better understanding our financial position and for comparing such effects with other companies.
Note 5 - Property and Equipment:
Property and equipment are summarized as follows:

(In thousands)	2025	2024
Land and improvements	$37,210	$37,210
Buildings and improvements	281,878	271,729
Furniture and fixtures	98,404	93,403
Software	16,141	15,502
Equipment	72,902	70,760
Construction in progress	2,523	4,733
	509,058	493,337
Less accumulated depreciation	(331,851)	(310,715)
Property and equipment, net	$177,207	$182,622
Note 6 - Credit Arrangement:
We have an $80.0 million revolving credit facility (the "Credit Agreement") secured by our inventory, accounts receivable, cash, and certain other personal property and maturing on October 24, 2027, and replace the LIBOR rate with the SOFR rate as the interest rate benchmark. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit. Amounts available to borrow are based on the lesser of the borrowing base or the $80.0 million line amount. The credit facility contains covenants that, among other things, limit our ability to incur certain types of debt or liens, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The covenants also limit our ability to pay dividends if unused availability is less than $12.5 million.
The borrowing base was $137.1 million at December 31, 2025 and there were no outstanding letters of credit, accordingly, the net availability was $80.0 million.

Note 7 - Accrued Liabilities and Other Liabilities:
Accrued liabilities and other liabilities consist of the following:

(In thousands)	2025	2024
Accrued liabilities:
Employee compensation, related taxes and benefits	$21,630	$16,038
Taxes other than income and withholding	10,520	8,550
Self-insurance reserves	4,860	5,301
Other	9,521	9,746
	$46,531	$39,635
Other liabilities:
Deferred compensation	12,277	11,464
SERP, noncurrent	6,428	6,257
Self-insurance reserves	2,006	2,089
Other	6,513	7,715
	$27,224	$27,525
The Company records asset recovery obligations ("ARO") related to costs associated with the removal of leasehold improvements upon exiting a leased property. The ARO is included in other liabilities and totaled $760,000 and $740,000 as of December 31, 2025 and December 31, 2024, respectively.
Note 8 - Income Taxes:
The provision for income taxes for the years ended December 31 consist of the following:

(In thousands)	2025	2024	2023
Current
Federal	$7,573	$6,504	$14,015
State	1,675	1,165	3,548
	9,248	7,669	17,563
Deferred
Federal	(1,521)	(296)	474
State	(624)	(1,176)	(1,645)
	(2,145)	(1,472)	(1,171)
Total income tax expense	$7,103	$6,197	$16,392

The differences between income tax expense in the accompanying Consolidated Financial Statements and the amount computed by applying the statutory Federal income tax rate are as follows:

(In thousands)	2025		2024		2023
Statutory rates applied to income before income taxes	$5,635	21.0%	$5,492	21.0%	$15,274	21.0%
State income taxes, net of Federal tax benefit (a)	699	2.6%	(256)	(1.0)%	1,156	1.6%

Federal tax credits	(47)	(0.2)%	188	0.7%	(413)	(0.6)%
Nontaxable or nondeductible items
Executive compensation	136	0.5%	553	2.1%	878	1.2%
Stock-based compensation	552	2.1%	101	0.4%	(646)	(0.9)%
Other	128	0.5%	119	0.5%	143	0.2%

Effective tax rate	7,103	26.5%	6,197	23.7%	16,392	22.5%

(a) State taxes in Florida, Texas and Virginia made up the majority (greater than 50%) of the tax effect in this category for 2025, 2024, and 2023.
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

(In thousands)	2025	2024
Deferred tax assets:
Property and equipment	$6,109	$7,193
Lease liabilities	54,055	54,546
Accrued liabilities	13,516	12,437
Retirement benefits	179	98
State tax credits	2,636	2,486
Other	464	418
Total deferred tax assets	76,959	77,178

Deferred tax liabilities:
Inventory related	7,883	8,517
Right-of-use lease assets	48,967	50,495
Other	808	1,091
Total deferred tax liabilities	57,658	60,103
Net deferred tax assets	$19,301	$17,075
We review our deferred tax assets to determine the need for a valuation allowance. Based on evidence, we concluded that it is more-likely-than-not that our deferred tax assets will be realized and therefore a valuation allowance is not required.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With respect to U.S. federal, state and local jurisdictions, with limited exceptions, we are no longer subject to income tax audits for years before 2021.
Uncertain Tax Positions
Interest and penalties associated with uncertain tax positions, if any, are recognized as components of income tax expense. No amounts for uncertain tax positions were recorded for the years currently open under statute of limitations.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States, which made permanent or extended many of the provisions from the Tax Cuts and Jobs Act of 2017. The Company has accounted for the provisions of the OBBBA in its consolidated financial statements.
Note 9 - Leases:
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
As of December 31, 2025, there were three leases for retail locations which had not yet commenced.
The table below presents the operating lease assets and liabilities recognized on the consolidated balance sheets as of December 31:

(in thousands)	2025	2024
Operating Lease Assets:
Right-of use lease assets	$190,586	$194,411
Operating Lease Liabilities:
Current lease liabilities	$35,967	$36,283
Non-current lease liabilities	180,450	182,096
Total operating lease liabilities	$216,417	$218,379
Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
The weighted-average remaining lease term and weighted-average discount rate for operating leases as of December 31 are:

	2025	2024
Weighted-average remaining lease term	6.9 years	7.1 years
Weighted-average discount rate	6.24%	6.16%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2025:

(in thousands)	Operating Leases
2026	$48,115
2027	44,241
2028	38,971
2029	32,224
2030	26,753
Thereafter	79,053
Total undiscounted future minimum lease payments	269,357
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(52,940)
Total operating lease liabilities	$216,417
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
Components of lease expense which are included in selling, general, and administrative expenses within our consolidated statements of comprehensive income were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$48,954	$48,805	$49,148
Variable lease cost	5,636	5,393	6,170
Total lease expense	$54,590	$54,198	$55,318
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,061	$40,271
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36,052	$31,875

Note 10 - Stockholders’ Equity:
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
Total dividends paid on Common Stock were $19,346,000, $18,963,000 and $32,612,000 in 2025, 2024 and 2023, respectively. Total dividends paid on Class A Common Stock were $1,491,000, $1,505,000 and $2,628,000 in 2025, 2024 and 2023, respectively. A special cash dividend of $1.00 for Common Stock and $0.95 for Class A Common Stock was paid in the fourth quarter of 2023.
Note 11 - Benefit Plans:
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
The following table summarizes information about our SERP.

(In thousands)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of the year	$6,838	$7,090
Interest cost	373	355
Actuarial losses (gains)	323	(153)
Benefits paid	(497)	(454)
Benefit obligation at end of year	7,037	6,838
Change in plan assets:
Employer contribution	497	454
Benefits paid	(497)	(454)
Fair value of plan assets at end of year	—	—
Funded status of the plan – (underfunded)	$(7,037)	$(6,838)
Accumulated benefit obligations	$7,037	$6,838
Amounts recognized in the consolidated balance sheets consist of:

(In thousands)	2025	2024
Current liabilities	$(609)	$(581)
Noncurrent liabilities	(6,428)	(6,257)
	$(7,037)	$(6,838)
The net actuarial loss recognized in accumulated other comprehensive income (loss) before the effect of income taxes was $622,000 in 2025 and $299,000 in 2024.

Net pension cost included the following components:

(In thousands)	2025	2024	2023
Interest cost on projected benefit obligation	$373	$355	$361
Net pension costs	$373	$355	$361
There are no actuarial loss amounts expected to be amortized from accumulated other comprehensive loss into net periodic cost in 2026.
Assumptions
We use a measurement date of December 31 for our SERP plan. Assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	2025	2024	2023
Discount rate	5.60%	5.14%	5.43%
Rate of compensation increase	n/a	n/a	n/a
Assumptions used to determine benefit obligations at December 31 for the SERP are as follows:

	2025	2024
Discount rate	5.32%	5.60%
Rate of compensation increase	n/a	n/a
Cash Flows
The following schedule outlines the expected benefit payments related to the SERP in future years. These expected benefits were estimated based on the same actuarial assumptions used to determine benefit obligations at December 31, 2025.

(In thousands)	2026	2027	2028	2029	2030	2031-2035
Benefit Payments	$609	$627	$607	$597	$576	$2,744
Other Plans
We have an employee savings/retirement (401(k)) plan to which substantially all our employees may contribute. We match employee contributions 100% up to 4% of a participant’s compensation, with a maximum match per participant of $14,000 in 2025 and $13,800 in 2024 and $13,200 in 2023. We expensed employer contributions of approximately $5,630,000, $5,345,000 and $6,050,000 in 2025, 2024 and 2023, respectively.
We offer participation in a self-directed, non-qualified deferred compensation plan to certain executives and employees. The plan allows a participant to defer a portion of their income. We may also make annual contributions based on the participant’s annual deferral, and our contributions were approximately $43,000, $66,000 and $72,000 in 2025, 2024, and 2023, respectively. The investments for the plan (and its predecessor plan) are held in rabbi trusts and are used to meet the obligations of the plans and precludes us from using such assets for operating purposes. The plans’ assets totaled approximately $10,242,000 and $11,451,000 at December 31, 2025 and 2024, respectively, and are included in other assets. The related liability under the plans of approximately $12,277,000 and $11,464,000 at December 31, 2025 and 2024, respectively, is included in other liabilities.
We offer no post-retirement benefits other than the plans discussed above and no significant post-employment benefits.

Note 12 - Accumulated Other Comprehensive Loss:
The following summarizes the changes in the balance and the reclassifications out of accumulated other comprehensive loss on our Consolidated Balance Sheets to the Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning balance	$(869)	$(983)	$(756)
Other comprehensive income (loss)
Defined benefit pension plan:
Net (loss) gain during year	(323)	152	(303)
Tax (benefit) expense	(81)	38	(76)
Total other comprehensive (loss) income	(242)	114	(227)
Ending balance	$(1,111)	$(869)	$(983)
(1)These amounts are included in the computation of net periodic pension costs and were reclassified to selling, general and administrative costs.

Note 13 - Stock-Based Compensation Plans:
We have issued and outstanding awards under one employee compensation plan, the 2021 Long-Term Incentive Plan (“2021 LTIP Plan”). Grants of restricted units and performance units have been made to certain officers and key employees. All equity awards are settled in shares of Common Stock. As of December 31, 2025, approximately 470,000 shares were available for awards under the 2021 LTIP Plan.
The following table summarizes our equity award activity during the years ended December 31, 2025, 2024, and 2023:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2022	237,302	28.16	436,647	26.56
Granted	177,098	33.02	106,557	33.08
Awards vested or rights exercised	(147,930)	27.12	(190,700)	20.50
Forfeited	(16,535)	30.93	(3,070)	32.75
Additional units earned due to performance	—	—	3,753	28.86
Outstanding at December 31, 2023	249,935	32.05	353,187	31.77
Granted	166,961	34.27	121,824	34.73
Awards vested or rights exercised	(148,339)	32.25	(146,189)	32.84
Forfeited	(17,982)	33.64	(27,174)	32.19
Additional units earned due to performance	—	—	(25,550)	33.08
Outstanding at December 31, 2024	250,575	33.29	276,098	32.34
Granted	213,750	22.87	153,948	22.91
Awards vested or rights exercised	(152,353)	32.80	(92,523)	28.91
Forfeited	(11,052)	28.76	(4,577)	33.71
Units forfeited due to performance	—	—	(65,364)	34.73
Outstanding at December 31, 2025	300,920	26.30	267,582	27.50
Restricted units expected to vest	300,920	26.30	301,759	26.98
The total fair value of service-based restricted stock awards that vested in 2025, 2024 and 2023 was approximately $2,954,000, $4,236,000 and $3,789,000, respectively. The aggregate intrinsic value of outstanding restricted stock awards was $7,029,000 at December 31, 2025. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year or three-year periods.
The total fair value of performance-based restricted stock awards that vested in 2025, 2024 and 2023 was approximately $2,112,000, $4,917,000 and $7,182,000, respectively. The aggregate intrinsic value of outstanding performance awards at December 31, 2025 expected to vest was $7,049,000. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is being charged to selling, general and administrative expense over the respective grants’ vesting periods, primarily on a straight-line basis, and was approximately $7,311,000, $6,742,000 and $8,010,000 in 2025, 2024 and 2023, respectively. Forfeitures are recognized as they occur. The tax expense (benefit) recognized related to all awards was approximately $657,000, $108,000 and $(766,000) in 2025, 2024 and 2023, respectively. As of December 31, 2025, the total compensation cost related to unvested equity awards was approximately $6,978,000 and is expected to be recognized over a weighted-average period of 1.9 years.

Note 14 - Earnings Per Share:
The following is a reconciliation of the income and number of shares used in calculating the diluted earnings per share for Common Stock and Class A Common Stock (amounts in thousands except per share data):

Numerator:	2025	2024	2023
Common:
Distributed earnings	$19,346	$18,963	$32,612
(Excess distributions) undistributed earnings	(1,027)	(474)	19,491
Basic	18,319	18,489	52,103
Class A Common earnings	1,411	1,467	4,216
Diluted	$19,730	$19,956	$56,319
Class A Common:
Distributed earnings	$1,491	$1,505	$2,628
(Excess distributions) undistributed earnings	(80)	(38)	1,588
	$1,411	$1,467	$4,216

Denominator:	2025	2024	2023
Common:
Weighted average shares outstanding - basic	14,988	15,034	14,988
Assumed conversion of Class A Common Stock	1,233	1,276	1,282
Dilutive awards and common stock equivalents	371	397	504
Total weighted average diluted Common Stock	16,592	16,707	16,774
Class A Common:
Weighted average shares outstanding	1,233	1,276	1,282

Basic net earnings per share
Common Stock	$1.22	$1.23	$3.48
Class A Common Stock	$1.14	$1.15	$3.29
Diluted net earnings per share
Common Stock	$1.19	$1.19	$3.36
Class A Common Stock	$1.14	$1.15	$3.25
At December 31, 2024, we did not include approximately 16,000 restricted share units in the computation of diluted earnings per common share because the expense of those shares were greater than the average market price and their inclusion would have been antidilutive.

Schedule II – Valuation and Qualifying Accounts
Haverty Furniture Companies, Inc.

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions Describe (1)	Balance at end of period
Year ended December 31, 2025:
Reserve for cancelled sales and allowances	$1,578	$18,328	$18,149	$1,757

Year ended December 31, 2024:
Reserve for cancelled sales and allowances	$1,969	$16,549	$16,940	$1,578

Year ended December 31, 2023:
Reserve for cancelled sales and allowances	$2,588	$20,722	$21,341	$1,969
(1)Reserve for cancelled sales and allowances: impact of sales cancelled after delivery plus amount of allowance given to customers.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.

HAVERTY FURNITURE COMPANIES, INC.

By:	/s/ STEVEN G. BURDETTE
Steven G. Burdette
President, Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 26, 2026.

/s/ STEVEN G. BURDETTE	/s/ RICHARD B. HARE
Steven G. Burdette	Richard B. Hare
President, Chief Executive Officer, and Director (principal executive officer)	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ CLARENCE H. SMITH	/s/ G. THOMAS HOUGH
Clarence H. Smith	G. Thomas Hough
Executive Chairman of the Board	Lead Director

/s/ AL TRUJILLO	/s/ MICHAEL R. COTE
Al Trujillo	Michael R. Cote
Director	Director

/s/ L. ALLISON DUKES	/s/ VICKI R. PALMER
L. Allison Dukes	Vicki R. Palmer
Director	Director

/s/ RAWSON HAVERTY, JR.	/s/ DEREK G. SCHILLER
Rawson Haverty, Jr.	Derek G. Schiller
Director	Director

/s/ NATALIE B. MORHOUS
Natalie B. Morhous	E. Kendrick Smith
Director	Director