Form 10-Q
period 2026-03-31
HAVERTY FURNITURE COMPANIES INC
filed 2026-05-06
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of May 5, 2026, were: Common Stock – 14,885,377; Class A Common Stock – 1,209,976.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$107,456	$125,325
Restricted cash and cash equivalents	6,606	6,547
Inventories	106,861	96,155
Prepaid expenses	12,055	10,236
Other current assets	7,840	11,064
Total current assets	240,818	249,327
Property and equipment, net	178,693	177,207
Right-of-use lease assets	193,783	190,586
Deferred income taxes	20,786	19,301
Other assets	13,261	12,631
Total assets	$647,341	$649,052
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,281	$15,447
Customer deposits	40,419	35,504
Accrued liabilities	36,178	46,531
Current lease liabilities	35,070	35,967
Total current liabilities	130,948	133,449
Noncurrent lease liabilities	184,168	180,450
Other liabilities	25,614	27,224
Total liabilities	340,730	341,123

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2026 – 30,674; 2025 – 30,633	30,674	30,633
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2026 – 1,732; 2025 – 1,732	1,732	1,732
Additional paid-in capital	125,037	123,373
Retained earnings	416,805	417,853
Accumulated other comprehensive loss	(1,111)	(1,111)
Less treasury stock at cost – Common Stock (2026 – 15,789 and 2025 – 15,699 shares) and Convertible Class A Common Stock (2026 and 2025 – 522 shares)	(266,526)	(264,551)
Total stockholders’ equity	306,611	307,929
Total liabilities and stockholders’ equity	$647,341	$649,052
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2026	2025

Net sales	$189,050	$181,567
Cost of goods sold (exclusive of depreciation and amortization)	72,833	70,484
Gross profit	116,217	111,083

Expenses:
Selling, general and administrative	111,277	107,202
Other income, net	(53)	(158)
Total expenses	111,224	107,044

Income before interest and income taxes	4,993	4,039
Interest income, net	967	1,254

Income before income taxes	5,960	5,293
Income tax expense	1,699	1,515
Net income	$4,261	$3,778

Other comprehensive income	—	—

Comprehensive income	$4,261	$3,778

Basic earnings per share:
Common Stock	$0.27	$0.24
Class A Common Stock	$0.25	$0.21

Diluted earnings per share:
Common Stock	$0.26	$0.23
Class A Common Stock	$0.25	$0.21

Cash dividends per share:
Common Stock	$0.33	$0.32
Class A Common Stock	$0.31	$0.30
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,261	$3,778
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,283	5,895
Share-based compensation expense	2,376	2,080
Other	(1,454)	(924)
Changes in operating assets and liabilities:
Inventories	(10,706)	(5,285)
Customer deposits	4,915	2,027
Other assets and liabilities	(1,211)	3,124
Accounts payable and accrued liabilities	(7,365)	(4,541)
Net cash (used in) provided by operating activities	(2,901)	6,154

Cash Flows from Investing Activities:
Capital expenditures	(6,954)	(6,127)
Proceeds from sale of land, property, and equipment	21	5
Net cash used in investing activities	(6,933)	(6,122)

Cash Flows from Financing Activities:
Dividends paid	(5,309)	(5,173)
Common stock repurchased	(1,990)	(2,000)
Taxes on vested restricted shares	(677)	(885)
Net cash used in financing activities	(7,976)	(8,058)

Decrease in cash, cash equivalents, and restricted cash equivalents during the period	(17,810)	(8,026)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	131,872	126,314
Cash, cash equivalents, and restricted cash equivalents at end of period	$114,062	$118,288
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note A - Business and Basis of Presentation
Haverty Furniture Companies, Inc. (“Havertys,” “the Company,” “we,” “our,” or “us”) is a specialty retailer of residential furniture and accessories in the middle to upper-middle price ranges. We operate all of our stores using the Havertys brand and do not franchise our concept. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our latest Annual Report on Form 10-K.
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
For the three months ended March 31, 2026:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2025	$30,633	$1,732	$123,373	$417,853	$(1,111)	$(264,551)	$307,929
Net income				4,261			4,261
Dividends declared:
Common Stock, $0.33 per share				(4,934)			(4,934)
Class A Common Stock, $0.31 per share				(375)			(375)
Acquisition of treasury stock						(1,990)	(1,990)
Restricted stock issuances	41		(718)				(677)
Amortization of restricted stock			2,376				2,376
Directors' Compensation Plan			6			15	21
Balances at March 31, 2026	$30,674	$1,732	$125,037	$416,805	$(1,111)	$(266,526)	$306,611

INDEX
For the three months ended March 31, 2025:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2024	$30,419	$1,793	$117,257	$418,960	$(869)	$(259,999)	$307,561
Net income				3,778			3,778
Dividends declared:
Common Stock, $0.32 per share				(4,799)			(4,799)
Class A Common Stock, $0.30 per share				(374)			(374)
Class A conversion	26	(26)					—
Acquisition of treasury stock						(2,000)	(2,000)
Restricted stock issuances	53		(938)				(885)
Amortization of restricted stock			2,080				2,080
Balances at March 31, 2025	$30,498	$1,767	$118,399	$417,565	$(869)	$(261,999)	$305,361

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
At March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $126.7 million at March 31, 2026, and there were no outstanding letters of credit. Accordingly, the net availability was $80.0 million.

INDEX
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

The following table present significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net Sales	$189,050	$181,567
Less:
Cost of goods sold (exclusive of depreciation and amortization)	72,833	70,484
Selling, general, and administrative
Advertising and marketing	11,560	11,077
Selling	28,093	25,712
Occupancy	26,084	25,472
Warehouse, delivery, and transportation	14,721	14,914
General and administrative	30,819	30,027
Total selling, general and administrative(a)	111,277	107,202
Other segment items(b)	53	158
Interest income	1,007	1,294
Interest expense	(40)	(40)
Income before income taxes	5,960	5,293
Income tax expense	1,699	1,515
Consolidated net income	$4,261	$3,778

(a) Depreciation and amortization expense included in selling, general and administrative expense totaled $6.3 million and $5.9 million for the three months ended March 31, 2026 and 2025.
(b) Other segment items include gains (losses) on asset disposals and miscellaneous income (expense).

INDEX
Note G – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $40.4 million and $35.5 million at March 31, 2026 and December 31, 2025, respectively. Of the customer deposit liabilities at December 31, 2025, approximately $1.8 million have not been recognized through net sales in the three months ended March 31, 2026.
The following table presents our revenues disaggregated by each major product category and service:

(In thousands)	Three Months Ended March 31,
	2026		2025
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$27,254	14.4%	$27,176	15.0%
Dining Room Furniture	18,815	10.0	17,957	9.9
Occasional	14,215	7.5	12,919	7.1
	60,284	31.9	58,052	32.0
Upholstery	86,222	45.6	81,415	44.8
Mattresses	16,137	8.5	15,804	8.7
Accessories and Other (1)	26,407	14.0	26,296	14.5
	$189,050	100.0%	$181,567	100.0%

(1)	Includes delivery charges and product protection.

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
As of March 31, 2026, we entered into five leases for additional retail locations, which had not yet commenced.

INDEX
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$12,306	$12,334
Variable lease cost	1,627	1,302
Total lease expense	$13,933	$13,636

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,510	$12,489
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,990	$9,657
Note I – Income Taxes
Our effective tax rate for the three months ended March 31, 2026 and 2025 was 28.5% and 28.6%, respectively. The primary differences in the effective rate and the statutory rate were nondeductible items and additional tax expense related to vested stock awards.

INDEX
Note J – Stock-Based Compensation Plans
As more fully discussed in Note 13 of the notes to the consolidated financial statements in our 2025 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the three months ended March 31, 2026:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2025	300,920	$26.30	267,582	$27.50
Granted/Issued	205,046	26.81	164,029	26.81
Awards vested or rights exercised(1)	—	—	(69,419)	23.81
Forfeited	(2,900)	24.54	—	—
Adjustment of units based on performance	—	—	34,178	22.94
Outstanding at March 31, 2026	503,066	$26.52	396,370	$25.84
Restricted units expected to vest	503,066	$26.52	418,677	$25.89

(1)	Includes shares repurchased from employees for employee’s tax liability.
The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $10.7 million at March 31, 2026. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the three months ended March 31, 2026 was approximately $1.7 million. The aggregate intrinsic value of outstanding performance awards at March 31, 2026 expected to vest was approximately $8.9 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $2.4 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. Forfeitures are recognized as they occur. As of March 31, 2026, the total compensation cost related to unvested equity awards was approximately $15 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended March 31,
	2026	2025
Numerator:
Common:
Distributed earnings	$4,934	$4,799
Excess distributions	(973)	(1,290)
Basic	3,961	3,509
Class A Common earnings	300	269
Diluted	$4,261	$3,778

Class A Common:
Distributed earnings	$375	$374
Excess distributions	(75)	(105)
	$300	$269
Denominator:
Common:
Weighted average shares outstanding - basic	14,928	14,931
Assumed conversion of Class A Common Stock	1,210	1,263
Dilutive options, awards and common stock equivalents	499	369
Total weighted-average diluted Common Stock	16,637	16,563

Class A Common:
Weighted average shares outstanding	1,210	1,263

Basic earnings per share:
Common Stock	$0.27	$0.24
Class A Common Stock	$0.25	$0.21

Diluted earnings per share:
Common Stock	$0.26	$0.23
Class A Common Stock	$0.25	$0.21

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

INDEX
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes, related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”).
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

Further information on the risks and uncertainties that could cause our actual results to differ from these forward-looking statements are described in "Item 1A. Risk Factors" of our Form 10-K for 2025 and in the subsequent reports we file with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein. All forward‑looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law. We intend for any forward-looking statements to be covered by, and we claim the protection under, the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Industry Overview
The retail residential furniture industry is influenced by the overall strength of the economy, new and existing home sales, consumer confidence, spending on large ticket items, interest rates, and the availability of credit. The industry continues to face headwinds from rising consumer debt, constrained housing inventory, tight access to home mortgage credit, and ongoing economic uncertainty driven by changes in tariff policy and geopolitical tensions, including rising oil and raw material prices.
Throughout 2025, the U.S. presidential administration announced new and modified tariffs on imported goods, including those sourced from China, Vietnam, and other key manufacturing regions. In response, several affected countries implemented retaliatory tariffs, adding economic uncertainty and increased cost pressures across the industry. On February 20, 2026, certain tariffs were invalidated following a ruling by the U.S. Supreme Court, adding further uncertainty to the trade environment. On April 20, 2026, U.S. Customs and Border Protection ("CBP") launched the Centralized Automated Processing of Entries ("CAPE") system, a new system CBP is using to process refund claims for IEEPA tariffs on imported goods. The Company has submitted refund claims through CAPE with respect to products on which it paid IEEPA tariffs. We continue to actively monitor tariff developments and assess their potential impact on our business.
Business Overview
Havertys is a leading specialty retailer of residential furniture and accessories, founded in 1885 in Atlanta, Georgia. As of March 31, 2026, we operated 128 stores in 17 states throughout the Southern and Midwestern regions of the U.S. Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles. We have a seasoned, commission-based sales team, and offer free design services to customers seeking a more in-depth personalized experience. Unlike many competitors, we do not outsource delivery; instead, our Havertys delivery team ensures a seamless and professional delivery experience, which includes a detailed inspection of the product prior to delivery, as well as placement and assembly of the furniture in the customer's home. We are recognized in our markets for offering high-quality, fashionable products and delivering exception customer service.
Net Sales
Our sales are generated by customer purchases of merchandise and related fees, net of expected returns and sales tax. We record our sales when merchandise is delivered to the customer. Comparable-store or “comp-store” sales is a measure which indicates the performance of our existing stores and website by comparing the growth in sales in store and online for a particular month over the corresponding month in the prior year. Stores are considered non-comparable if they were not open during the corresponding month in the prior year or if the selling square footage has been changed significantly. The method we use to compute comp-store sales may not be the same method used by other retailers.
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

The following table outlines the changes in our sales and comp-store sales for the periods indicated.

	2026					2025
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$189.1	4.1%	$7.5	4.3%	$7.7	$181.6	(1.3)%	$(2.4)	(4.8)%	$(8.8)
Net sales for the first quarter of 2026 increased $7.7 million, or 4.1%, compared to the same period in 2025. This growth was achieved despite continued pressure from a soft housing market which creates a challenging demand environment for the home furnishings industry. Our comp-store sales increased $7.7 million, or 4.3%, in the first quarter of 2026 compared to the same period in 2025. Written business for the first quarter of 2026 was up 6.4% compared to the first quarter of 2025, and comp-store written business was up 7.0%.
Our free in-home design service continues to provide strong customer engagement. Design consultants helped drive 35.3% of our total written sales for the first quarter of 2026, compared to 33.2% of total written sales for the same period in 2025, with a higher average written ticket of $8,312, compared to $7,439 for the same period in 2025.
Gross Profit
Gross profit margin for the first quarter of 2026 was 61.5%, up 30 basis points compared to the prior year period of 61.2%. The increase is primarily due to product selection, merchandise pricing and mix.
Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
Our SG&A expenses as a percentage of sales for the first quarter of 2026 were 58.9% compared to 59.0% for the same period in 2025. SG&A expenses increased $4.1 million, or 3.8%, primarily due to higher selling, administrative, and occupancy costs. Selling expenses increased $2.4 million primarily due to third-party credit costs, sales commission and related benefit costs, consistent with the increase in net sales. Administrative expenses increased $0.8 million, driven by higher salaries and related benefits. Occupancy costs increased $0.6 million, largely due to costs associated with new store openings and the timing of repairs and maintenance.
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
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended March 31,
	2026		2025
	$	% of Net Sales	$	% of Net Sales
Variable	$36,279	19.2%	$33,647	18.5%
Fixed and discretionary	74,998	39.7%	73,555	40.5%
	$111,277	58.9%	$107,202	59.0%

The variable expenses in dollars were higher in the first quarter of 2026 compared to the same period in 2025, primarily driven by higher commission expense resulting from increased sales. Fixed and discretionary expenses increased in the first quarter of 2026 due to increases in occupancy costs, advertising, and administrative expenses compared to the prior year comparable period.
Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2026, we had $107.5 million in cash and cash equivalents, and $6.6 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing, if needed.
Long-Term Debt
In October 2022, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank. The Credit Agreement, which matures October 24, 2027, provides for a $80.0 million revolving credit facility. The borrowing base at March 31, 2026 was $126.7 million and the net availability was $80.0 million.
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
Net cash used in operating activities was $2.9 million in the first three months of 2026, compared to $6.2 million provided by operating activities during the same period in 2025. This difference resulted primarily from changes in working capital. Working capital was primarily impacted by a higher inventory increase in 2026 compared to 2025, changes in other assets and liabilities, and the timing of vendor payments and cash receipts.
Investing Activities. Cash used in investing activities increased by $0.8 million in the first three months of 2026 compared to the first three months of 2025, due to higher capital expenditures.
Financing Activities. Cash used in financing activities in the first three months of 2026 were comparable to the first three months of 2025.

Store Plans

Location or Market	Opening Quarter Actual or Planned	Category
Alexandria, LA	Q-1-26	Closure
St. Louis, MO	Q-2-26	Open
Nashville, TN	Q-2-26	Open
San Angelo, TX	Q-2-26	Closure
Fredericksburg, VA	Q-3-26	Open
College Station, TX	Q-3-26	Closure
Dallas, TX	Q-4-26	Open
Houston, TX	Q-4-26	Open
Pittsburgh, PA	Q-4-26	Open
Atlanta, GA	Q-4-26	Relocation
Houston, TX	Q-1-27	Open
In April 2026, we opened our 129th store in the St. Louis, MO market.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our Form 10-K. Our exposure to market risk has not changed materially since December 31, 2025.
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

INDEX
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is provided in Note L - Contingencies of the Notes to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.
Item 1A.    Risk Factors
"Item 1A. Risk Factors” in our Form 10-K includes a discussion of our known material risk factors. There have been no material changes from the risk factors described in our Form 10-K.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The Board of Directors has authorized management, at its discretion, to purchase and retire limited amounts of our Common Stock and Class A Common Stock. The program was initially approved on November 3, 1986, with additional repurchase authorizations approved on August 5, 2022 and, most recently, on February 20, 2026, when the Board authorized an additional $15.0 million. The stock repurchase program has no expiration date but may be terminated by our Board at any time.
The following table presents information with respect to our repurchase of Havertys' common stock during the first quarter of 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	$3,343,000
February 1 - February 28	—	$—	—	$18,343,000
March 1 - March 31	90,590	$21.97	90,590	$16,353,000
Total	90,590		90,590
Item 5.    Other Information
During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: May 6, 2026	By:	/s/ Steven G. Burdette
Steven G. Burdette President, Chief Executive Officer, and Director (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)