Form 10-Q
period 2026-06-30
HAVERTY FURNITURE COMPANIES INC
filed 2026-08-04
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of August 3, 2026, were: Common Stock – 14,383,650; Class A Common Stock – 1,209,976.

HAVERTY FURNITURE COMPANIES, INC.

INDEX
PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands)	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$104,295	$125,325
Restricted cash and cash equivalents	6,665	6,547
Inventories	100,502	96,155
Prepaid expenses	17,393	10,236
Other current assets	8,448	11,064
Total current assets	237,303	249,327
Property and equipment, net	178,806	177,207
Right-of-use lease assets	205,422	190,586
Deferred income taxes	20,011	19,301
Other assets	14,514	12,631
Total assets	$656,056	$649,052
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,627	$15,447
Customer deposits	43,337	35,504
Accrued liabilities	41,168	46,531
Current lease liabilities	35,220	35,967
Total current liabilities	140,352	133,449
Noncurrent lease liabilities	195,493	180,450
Other liabilities	26,139	27,224
Total liabilities	361,984	341,123

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2026 – 30,787; 2025 – 30,633	30,787	30,633
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2026 – 1,732; 2025 – 1,732	1,732	1,732
Additional paid-in capital	126,678	123,373
Retained earnings	416,791	417,853
Accumulated other comprehensive loss	(1,111)	(1,111)
Less treasury stock at cost – Common Stock (2026 – 16,403 and 2025 – 15,699 shares) and Convertible Class A Common Stock (2026 and 2025 – 522 shares)	(280,805)	(264,551)
Total stockholders’ equity	294,072	307,929
Total liabilities and stockholders’ equity	$656,056	$649,052
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$194,941	$181,025	$383,991	$362,592
Cost of goods sold (exclusive of depreciation and amortization)	75,210	70,923	148,043	141,407
Gross profit	119,731	110,102	235,948	221,185

Expenses:
Selling, general and administrative	113,163	107,333	224,439	214,535
Other (income) expense, net	74	(65)	21	(223)
Total expenses	113,237	107,268	224,460	214,312

Income before interest and income taxes	6,494	2,834	11,488	6,873
Interest income, net	923	1,492	1,889	2,746

Income before income taxes	7,417	4,326	13,377	9,619
Income tax expense	2,111	1,637	3,810	3,152
Net income	$5,306	$2,689	$9,567	$6,467

Other comprehensive income	—	—	—	—

Comprehensive income	$5,306	$2,689	$9,567	$6,467

Basic earnings per share:
Common Stock	$0.33	$0.17	$0.60	$0.40
Class A Common Stock	$0.31	$0.15	$0.56	$0.37

Diluted earnings per share:
Common Stock	$0.32	$0.16	$0.58	$0.39
Class A Common Stock	$0.31	$0.15	$0.56	$0.37

Cash dividends per share:
Common Stock	$0.33	$0.32	$0.66	$0.64
Class A Common Stock	$0.31	$0.30	$0.62	$0.60
See notes to these condensed consolidated financial statements.

INDEX
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$9,567	$6,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,340	11,831
Share-based compensation expense	4,493	3,986
Other	585	1,156
Changes in operating assets and liabilities:
Inventories	(4,347)	(9,851)
Customer deposits	7,833	(1,382)
Other assets and liabilities	(8,050)	658
Accounts payable and accrued liabilities	(1,058)	512
Net cash provided by operating activities	21,363	13,377

Cash Flows from Investing Activities:
Capital expenditures	(13,148)	(11,702)
Proceeds from sale of land, property, and equipment	54	19
Net cash used in investing activities	(13,094)	(11,683)

Cash Flows from Financing Activities:
Dividends paid	(10,629)	(10,353)
Common stock repurchased	(16,568)	(2,000)
Taxes on vested restricted shares	(1,984)	(1,884)
Net cash used in financing activities	(29,181)	(14,237)

Decrease in cash, cash equivalents, and restricted cash equivalents during the period	(20,912)	(12,543)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	131,872	126,314
Cash, cash equivalents, and restricted cash equivalents at end of period	$110,960	$113,771
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
For the three months ended June 30, 2026:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2026	$30,674	$1,732	$125,037	$416,805	$(1,111)	$(266,526)	$306,611
Net income				5,306			5,306
Dividends declared:
Common Stock, $0.33 per share				(4,945)			(4,945)
Class A Common Stock, $0.31 per share				(375)			(375)
Acquisition of treasury stock						(14,578)	(14,578)
Restricted stock issuances	113		(1,420)				(1,307)
Amortization of restricted stock			2,118				2,118
Directors' Compensation Plan			943			299	1,242
Balances at June 30, 2026	$30,787	$1,732	$126,678	$416,791	$(1,111)	$(280,805)	$294,072

INDEX
For the six months ended June 30, 2026:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2025	$30,633	$1,732	$123,373	$417,853	$(1,111)	$(264,551)	$307,929
Net income				9,567			9,567
Dividends declared:
Common Stock, $0.66 per share				(9,878)			(9,878)
Class A Common Stock, $0.62 per share				(751)			(751)
Acquisition of treasury stock						(16,568)	(16,568)
Restricted stock issuances	154		(2,138)				(1,984)
Amortization of restricted stock			4,493				4,493
Directors' Compensation Plan			950			314	1,264
Balances at June 30, 2026	$30,787	$1,732	$126,678	$416,791	$(1,111)	$(280,805)	$294,072

For the three months ended June 30, 2025:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at March 31, 2025	$30,498	$1,767	$118,399	$417,565	$(869)	$(261,999)	$305,361
Net income				2,689			2,689
Dividends declared:
Common Stock, $0.32 per share				(4,807)			(4,807)
Class A Common Stock, $0.30 per share				(373)			(373)
Class A conversion	35	(35)					—
Restricted stock issuances	100		(1,099)				(999)
Amortization of restricted stock			1,906				1,906
Directors' Compensation Plan			868			226	1,094
Balances at June 30, 2025	$30,633	$1,732	$120,074	$415,074	$(869)	$(261,773)	$304,871

INDEX
For the six months ended June 30, 2025:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2024	$30,419	$1,793	$117,257	$418,960	$(869)	$(259,999)	$307,561
Net income				6,467			6,467
Dividends declared:
Common Stock, $0.64 per share				(9,606)			(9,606)
Class A Common Stock, $0.60 per share				(747)			(747)
Class A conversion	61	(61)					—
Acquisition of treasury stock						(2,000)	(2,000)
Restricted stock issuances	153		(2,037)				(1,884)
Amortization of restricted stock			3,986				3,986
Directors' Compensation Plan			868			226	1,094
Balances at June 30, 2025	$30,633	$1,732	$120,074	$415,074	$(869)	$(261,773)	$304,871

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
Note E – Credit Agreement
Effective June 29, 2026, the revolving credit facility (the "Credit Agreement") was amended to, among other things, increase the borrowing capacity to $100.0 million and extend the maturity date to June 29, 2031. Availability fluctuates based on a borrowing base calculation reduced by outstanding letters of credit.
At June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $137.4 million at June 30, 2026, and there were no outstanding letters of credit. Accordingly, the net availability was $100.0 million.

INDEX
Note F – Segment Reporting
We operate within a single reportable segment. We use a market area approach for both financial and operational decision making. Each of these market areas is considered individual operating segments. The individual operating segments all have similar economic characteristics. The retail stores within the market areas are similar in size and carry substantially identical products selected for the same target customer. We also use the same distribution methods chain-wide.
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

The following table presents significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net Sales	$194,941	$181,025	$383,991	$362,592
Less:
Cost of goods sold (exclusive of depreciation and amortization)	75,210	70,923	148,043	141,407
Selling, general, and administrative
Advertising and marketing	11,700	12,108	23,259	23,184
Selling	29,040	25,953	57,133	51,666
Occupancy	25,268	25,868	51,352	51,340
Warehouse, delivery, and transportation	14,992	14,079	29,713	28,993
General and administrative	32,163	29,325	62,982	59,352
Total selling, general and administrative(a)	113,163	107,333	224,439	214,535
Other segment items(b)	(74)	65	(21)	223
Interest income	963	1,532	1,969	2,826
Interest expense	(40)	(40)	(80)	(80)
Income before income taxes	7,417	4,326	13,377	9,619
Income tax expense	2,111	1,637	3,810	3,152
Consolidated net income	$5,306	$2,689	$9,567	$6,467

(a) Depreciation and amortization expense included in selling, general and administrative expense totaled $6.1 million and $5.9 million for the three months ended June 30, 2026 and 2025, respectively, and $12.3 million and $11.8 million for the six months ended June 30, 2026 and 2025.
(b) Other segment items include gains (losses) on asset disposals and miscellaneous income (expense).

INDEX
Note G – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $43.3 million and $35.5 million at June 30, 2026 and December 31, 2025, respectively. Of the customer deposit liabilities at December 31, 2025, approximately $0.7 million have not been recognized through net sales in the six months ended June 30, 2026.
The following table presents our revenues disaggregated by each major product category and service (amounts and percentages may not always add due to rounding):

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$29,491	15.1%	$26,885	14.9%	$56,745	14.8%	$54,061	14.9%
Dining Room Furniture	20,270	10.4	17,686	9.8	39,085	10.2	35,643	9.8
Occasional	14,722	7.6	12,990	7.2	28,938	7.5	25,909	7.1
	64,483	33.1	57,561	31.9	124,768	32.5	115,613	31.8
Upholstery	86,580	44.4	80,884	44.7	172,801	45.0	162,300	44.8
Mattresses	16,791	8.6	16,525	9.1	32,928	8.6	32,329	8.9
Accessories and Other (1)	27,087	13.9	26,055	14.3	53,494	13.9	52,350	14.5
	$194,941	100.0%	$181,025	100.0%	$383,991	100.0%	$362,592	100.0%

(1)	Includes delivery charges and product protection.

Note H – Leases
We have operating leases for retail stores, offices, warehouses, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 20 years. We determine if an arrangement is or contains a lease at lease inception. Our leases do not have any residual value guarantees. We have lease agreements for real estate with lease and non-lease components, which are accounted for separately.
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
As of June 30, 2026, we had entered into two leases for additional retail locations, which had not yet commenced.

INDEX
Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$11,944	$12,550	$24,250	$24,884
Variable lease cost	1,542	1,311	3,169	2,613
Total lease expense	$13,486	$13,861	$27,419	$27,497

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,945	$23,809
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$34,977	$19,051
Note I – Income Taxes
Our effective tax rate for the six months ended June 30, 2026 and 2025 was 28.5% and 32.8%, respectively. The primary differences in the effective rate and the statutory rate were state income taxes, nondeductible items and additional tax expense related to vested stock awards.

INDEX
Note J – Stock-Based Compensation Plans
As more fully discussed in Note 13 of the notes to the consolidated financial statements in our 2025 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the six months ended June 30, 2026:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2025	300,920	$26.30	267,582	$27.50
Granted/Issued	208,046	26.73	164,029	26.81
Awards vested or rights exercised(1)	(171,771)	26.85	(69,419)	33.07
Forfeited	(3,400)	24.88	—	—
Adjustment of units based on performance	—	—	34,178	22.91
Outstanding at June 30, 2026	333,795	$26.30	396,370	$25.84
Restricted units expected to vest	333,795	$26.30	441,969	$25.94

(1)	Includes shares repurchased from employees for employee’s tax liability.
The total fair value of service-based restricted stock awards that vested during the six months ended June 30, 2026 was approximately $3.8 million. The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $8.5 million at June 30, 2026. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the six months ended June 30, 2026 was approximately $1.7 million. The aggregate intrinsic value of outstanding performance awards at June 30, 2026 expected to vest was approximately $11.3 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $4.5 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively. Forfeitures are recognized as they occur. As of June 30, 2026, the total compensation cost related to unvested equity awards was approximately $13.6 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Common:
Distributed earnings	$4,945	$4,807	$9,878	$9,606
Excess distributions	(12)	(2,309)	(985)	(3,600)
Basic	4,933	2,498	8,893	6,006
Class A Common earnings	373	191	674	461
Diluted	$5,306	$2,689	$9,567	$6,467

Class A Common:
Distributed earnings	$375	$373	$751	$747
Excess distributions	(2)	(182)	(77)	(286)
	$373	$191	$674	$461
Denominator:
Common:
Weighted average shares outstanding - basic	14,856	14,983	14,892	14,957
Assumed conversion of Class A Common Stock	1,210	1,237	1,210	1,250
Dilutive options, awards and common stock equivalents	424	306	462	337
Total weighted-average diluted Common Stock	16,490	16,526	16,564	16,544

Class A Common:
Weighted average shares outstanding	1,210	1,237	1,210	1,250

Basic earnings per share:
Common Stock	$0.33	$0.17	$0.60	$0.40
Class A Common Stock	$0.31	$0.15	$0.56	$0.37

Diluted earnings per share:
Common Stock	$0.32	$0.16	$0.58	$0.39
Class A Common Stock	$0.31	$0.15	$0.56	$0.37

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
Throughout 2025, the U.S. presidential administration announced new and modified tariffs on imported goods, including those sourced from China, Vietnam, and other key manufacturing regions. In response, several affected countries implemented retaliatory tariffs, adding economic uncertainty and increased cost pressures across the industry. On February 20, 2026, tariffs that had been imposed under the International Emergency Economic Powers Act ("IEEPA tariffs") were invalidated following a ruling by the U.S. Supreme Court, adding further uncertainty to the trade environment.

On February 24, 2026, the administration imposed a 10% tariff under Section 122 of the Trade Act of 1974 impacting nearly all goods imported into the United States. By law, the Section 122 tariffs may only be in place for 150 days, resulting in their expiration on July 24, 2026. On July 24, 2026, new tariffs ranging from 10% to 12.5% on imports from approximately 60 countries took effect under Section 301 of the Trade Act of 1974. These tariffs apply to goods from countries from which the Company sources its merchandise, including Vietnam.

To address refunds related to the invalidated IEEPA tariffs, on April 20, 2026, U.S. Customs and Border Protection ("CBP") launched the Consolidated Administration and Processing of Entries ("CAPE") system to process refund claims. The Company submitted refund claims for direct vendor purchases through CAPE that were received in June 2026.

We continue to actively monitor tariff developments and assess their potential impact on our business.
Business Overview
Havertys is a leading specialty retailer of residential furniture and accessories, founded in 1885 in Atlanta, Georgia. As of June 30, 2026, we operated 129 stores in 17 states throughout the Southern and Midwestern regions of the U.S. Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles. We have a seasoned, commission-based sales team, and offer free design services to customers seeking a more in-depth personalized experience. Unlike many competitors, we do not outsource delivery; instead, our Havertys delivery team ensures a seamless and professional delivery experience, which includes a detailed inspection of the product prior to delivery, as well as placement and assembly of the furniture in the customer's home. We are recognized in our markets for offering high-quality, fashionable products and delivering exceptional customer service.
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
The following table outlines the changes in our sales and comp-store sales for the periods indicated.

	2026					2025
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$189.1	4.1%	$7.5	4.3%	$7.7	$181.6	(1.3)%	$(2.4)	(4.8)%	$(8.8)
Q2	$194.9	7.7%	$13.9	8.0%	$14.2	$181.0	1.3%	$2.4	(2.3)%	$(4.0)
YTD Q2	$384.0	5.9%	$21.4	6.2%	$22.0	$362.6	—%	$—	(3.5)%	$(12.8)
In the second quarter of 2026, net sales increased $13.9 million, or 7.7%, compared to the same period in 2025. This growth was achieved despite continued pressure from a soft housing market which creates a challenging demand environment for the home furnishings industry. Comp-store sales increased $14.2 million, or 8.0%, in the second quarter of 2026 compared to the same period in 2025. Written business for the second quarter of 2026 was up 12.6% and comp-store written business was up 12.3% compared to the second quarter of 2025.
For the six month period ended June 30, 2026, net sales increased $21.4 million, or 5.9% compared to the prior year comparable period. Comp-store sales increased $22.0 million or 6.2%, in the first six months ended June 30, 2026 compared to the same period in 2025. Written business for the first six months of 2026 increased 9.5% and comp-store written business increased 9.6% compared to the same prior year period.
Our free in-home design service continues to provide strong customer engagement. Design consultants helped drive 36.5% of our total written business for the second quarter of 2026, compared to 33.4% of total written business for the same period in 2025, with a higher average written ticket of $8,835, compared to $7,631 for the same period in 2025.
For the six months ended June 30, 2026, design consultants contributed to 35.9% of our total written business, with an average written ticket of $8,573, compared to 33.3% and an average written ticket of $7,525 for the same prior year period.
Gross Profit
Gross profit margin for the second quarter of 2026 was 61.4%, up 60 basis points from 60.8% in the prior-year comparable period. For the six months ended June 30, 2026, gross profit margin was 61.4% up 40 basis points compared to 61.0% for the same period in 2025. The gross margin improvement in both periods was driven by product selection, merchandise pricing and mix, and the receipt of $1.5 million in IEEPA tariff refunds in June 2026.
Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
SG&A expenses as a percentage of sales for the second quarter of 2026 were 58.0% compared to 59.3% for the same period in 2025. The decrease as a percentage of sales was primarily due to improved leveraging of fixed and discretionary expenses on higher sales volume. SG&A expenses increased $5.8 million, or 5.4%, primarily due to higher selling and administrative costs. Selling expenses increased $3.1 million due to higher third-party credit costs and sales commissions, consistent with the increase in net sales. Administrative expenses increased $2.8 million, due to higher salaries, performance-based incentive compensation and related benefits.

SG&A expenses as a percentage of sales for the first six months of 2026 were 58.4% compared to 59.2% for the same period in 2025, primarily due to improved leveraging of fixed and discretionary expenses on higher sales volume. SG&A expenses increased $9.9 million, or 4.6%, primarily due to increases in selling and administrative expenses. Selling expenses increased $5.5 million due to higher third-party credit costs and sales commissions, consistent with the increase in net sales. Administrative expenses increased $3.6 million due to higher salaries, performance-based incentive compensation and related benefits.
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
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$37,610	19.3%	$33,353	18.4%	$73,888	19.2%	$67,000	18.5%
Fixed and discretionary	75,553	38.7%	73,980	40.9%	150,551	39.2%	147,535	40.7%
	$113,163	58.0%	$107,333	59.3%	$224,439	58.4%	$214,535	59.2%
The variable expenses in dollars were higher in the second quarter and first half of 2026 compared to the same periods in 2025, primarily driven by higher commission expense resulting from increased sales. Fixed and discretionary expenses increased in the second quarter and first half of 2026 due to increases in administrative expenses compared to the prior year comparable periods.
Interest Income, Net

Interest income, net of interest expense, decreased $0.6 million in the second quarter of 2026 and $0.9 million in the six months ended June 30, 2026, compared to the prior year comparable periods, primarily due to lower rates paid on cash, cash equivalents, and restricted cash equivalents.
Provision for Income Taxes
Our effective tax rate for the six months ended June 30, 2026 and 2025 was 28.5% and 32.8%, respectively. See Note I, “Income Taxes” of the Notes to Condensed Consolidated Financial Statements for further information about our income taxes.
Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2026, we had $104.3 million in cash and cash equivalents, and $6.7 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing, if needed.
Long-Term Debt
In June 2026, we entered into the Sixth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank. The Credit Agreement, which matures June 29, 2031, provides for a $100.0 million revolving credit facility. The borrowing base at June 30, 2026 was $137.4 million and the net availability was $100.0 million.
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
Net cash provided by operating activities was $21.4 million in the first six months of 2026, compared to $13.4 million provided by operating activities during the same period in 2025. This difference resulted primarily from changes in working capital. Working capital was primarily impacted by higher customer deposits in 2026 compared to 2025, offset by a lower inventory increase and higher prepaid expenses in 2026 compared to 2025, changes in other assets and liabilities, and the timing of vendor payments and cash receipts.
Investing Activities. Cash used in investing activities increased by $1.4 million in the first six months of 2026 compared to the first six months of 2025, due to higher capital expenditures.
Financing Activities. Cash used in financing activities in the first six months of 2026 increased $14.9 million compared to first six months of 2025 primarily due to higher share repurchases, including a $13.9 million purchase resulting from a privately negotiated transaction.
Store Plans

Location or Market	Opening Quarter Actual or Planned	Category
Alexandria, LA	Q-1-26	Closure
St. Louis, MO	Q-2-26	Open
Nashville, TN	Q-2-26	Open
San Angelo, TX	Q-2-26	Closure
Fredericksburg, VA	Q-3-26	Open
College Station, TX	Q-3-26	Closure
Dallas, TX	Q-4-26	Open
Houston, TX	Q-4-26	Open
Pittsburgh, PA	Q-4-26	Open
Atlanta, GA	Q-4-26	Relocation
Houston, TX	Q-4-26	Open
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
The following table presents information with respect to our repurchase of Havertys' common stock during the second quarter of 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	$16,353,000
May 1 - May 31	32,500	$21.90	32,500	$15,641,000
June 1 - June 30	600,000	$23.11	600,000	$1,775,000
Total	632,500		632,500
Repurchases under our program may be made through open market or privately negotiated transactions in amounts and prices management considers appropriate. In June 2026, the Company repurchased 600,000 shares of its common stock for an aggregate purchase price of $13,866,000 in a privately negotiated transaction. The purchase price of $23.11 per share represents a 2% discount to the closing price for the common stock on June 16, 2026.
The timing and number of shares repurchased will depend on a variety of factors including market price, general market and economic conditions, available capital, and applicable legal and regulatory requirements. The stock repurchase program has no expiration date but may be terminated by our Board at any time.
Item 5.    Other Information
During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

INDEX
Item 6.    Exhibits
(a)Exhibits
The exhibits listed below are filed with or incorporated by reference into this report (those filed with this report are denoted by an asterisk). Unless otherwise indicated, the exhibit number of documents incorporated by reference corresponds to the exhibit number in the referenced documents.

Exhibit Number	Description of Exhibit (Commission File No. 1-14445)
3.1	Articles of Amendment and Restatement of the Charter of Haverty Furniture Companies, Inc. effective May 26, 2006 (Exhibit 3.1 to our Second Quarter 2006 Form 10-Q).
3.2	By-laws of Haverty Furniture Companies, Inc. as amended and restated effective February 24, 2023 (Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022).
*10.1	Sixth Amendment to Amended and Restated Credit Agreement, dated as of June 29, 2026, by and among Haverty Furniture Companies, Inc., Havertys Credit Services, Inc. and Truist Bank.
*10.2	2026 Long-Term Incentive Plan effective as of May 11, 2026.
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: August 4, 2026	By:	/s/ Steven G. Burdette
Steven G. Burdette President, Chief Executive Officer, and Director (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)