Form 10-Q
period 2026-09-30
HAVERTY FURNITURE COMPANIES INC
filed 2026-11-04
CIK 216085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number: 1-14445
HAVERTY FURNITURE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	58-0281900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
780 Johnson Ferry Road, Suite 800 Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
(404) 443-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HVT	NYSE
Class A Common Stock	HVTA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The numbers of shares outstanding of the registrant’s two classes of $1 par value common stock as of November 3, 2026, were: Common Stock – 14,383,650; Class A Common Stock – 1,209,976.

HAVERTY FURNITURE COMPANIES, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands)	September 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$120,321	$125,325
Restricted cash and cash equivalents	6,724	6,547
Inventories	86,674	96,155
Prepaid expenses	13,399	10,236
Other current assets	11,236	11,064
Total current assets	238,354	249,327
Property and equipment, net	182,808	177,207
Right-of-use lease assets	205,809	190,586
Deferred income taxes	21,105	19,301
Other assets	13,756	12,631
Total assets	$661,832	$649,052
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,296	$15,447
Customer deposits	46,232	35,504
Accrued liabilities	43,883	46,531
Current lease liabilities	36,330	35,967
Total current liabilities	140,741	133,449
Noncurrent lease liabilities	197,308	180,450
Other liabilities	25,146	27,224
Total liabilities	363,195	341,123

Stockholders’ equity
Capital Stock, par value $1 per share
Preferred Stock, Authorized – 1,000 shares; Issued: None
Common Stock, Authorized – 50,000 shares; Issued: 2026 – 30,787; 2025 – 30,633	30,787	30,633
Convertible Class A Common Stock, Authorized – 15,000 shares; Issued: 2026 – 1,732; 2025 – 1,732	1,732	1,732
Additional paid-in capital	130,028	123,373
Retained earnings	418,006	417,853
Accumulated other comprehensive loss	(1,111)	(1,111)
Less treasury stock at cost – Common Stock (2026 – 16,403 and 2025 – 15,699 shares) and Convertible Class A Common Stock (2026 and 2025 – 522 shares)	(280,805)	(264,551)
Total stockholders’ equity	298,637	307,929
Total liabilities and stockholders’ equity	$661,832	$649,052
See notes to these condensed consolidated financial statements.

INDEX

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$203,153	$194,484	$587,144	$557,076
Cost of goods sold (exclusive of depreciation and amortization)	76,568	77,220	224,611	218,627
Gross profit	126,585	117,264	362,533	338,449

Expenses:
Selling, general and administrative	119,030	112,329	343,469	326,864
Other (income) expense, net	(20)	(348)	1	(571)
Total expenses	119,010	111,981	343,470	326,293

Income before interest and income taxes	7,575	5,283	19,063	12,156
Interest income, net	983	1,142	2,872	3,888

Income before income taxes	8,558	6,425	21,935	16,044
Income tax expense	2,222	1,696	6,032	4,848
Net income	$6,336	$4,729	$15,903	$11,196

Other comprehensive income	—	—	—	—

Comprehensive income	$6,336	$4,729	$15,903	$11,196

Basic earnings per share:
Common Stock	$0.41	$0.29	$1.00	$0.69
Class A Common Stock	$0.38	$0.27	$0.94	$0.64

Diluted earnings per share:
Common Stock	$0.39	$0.28	$0.97	$0.68
Class A Common Stock	$0.38	$0.27	$0.94	$0.64

Cash dividends per share:
Common Stock	$0.33	$0.32	$0.99	$0.96
Class A Common Stock	$0.31	$0.30	$0.93	$0.90
See notes to these condensed consolidated financial statements.

INDEX

HAVERTY FURNITURE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$15,903	$11,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,403	17,825
Share-based compensation expense	7,843	5,594
Other	(476)	107
Changes in operating assets and liabilities:
Inventories	9,481	(8,987)
Customer deposits	10,728	3,122
Other assets and liabilities	(4,543)	8,087
Accounts payable and accrued liabilities	(4,979)	8,341
Net cash provided by operating activities	52,360	45,285

Cash Flows from Investing Activities:
Capital expenditures	(22,953)	(15,277)
Proceeds from sale of land, property, and equipment	68	73
Net cash used in investing activities	(22,885)	(15,204)

Cash Flows from Financing Activities:
Dividends paid	(15,750)	(15,534)
Common stock repurchased	(16,568)	(2,000)
Taxes on vested restricted shares	(1,984)	(1,884)
Net cash used in financing activities	(34,302)	(19,418)

Change in cash, cash equivalents, and restricted cash equivalents during the period	(4,827)	10,663
Cash, cash equivalents, and restricted cash equivalents at beginning of period	131,872	126,314
Cash, cash equivalents, and restricted cash equivalents at end of period	$127,045	$136,977
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
For the three months ended September 30, 2026:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2026	$30,787	$1,732	$126,678	$416,791	$(1,111)	$(280,805)	$294,072
Net income				6,336			6,336
Dividends declared:
Common Stock, $0.33 per share				(4,746)			(4,746)
Class A Common Stock, $0.31 per share				(375)			(375)
Amortization of restricted stock			3,350				3,350
Balances at September 30, 2026	$30,787	$1,732	$130,028	$418,006	$(1,111)	$(280,805)	$298,637

INDEX

For the nine months ended September 30, 2026:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2025	$30,633	$1,732	$123,373	$417,853	$(1,111)	$(264,551)	$307,929
Net income				15,903			15,903
Dividends declared:
Common Stock, $0.99 per share				(14,625)			(14,625)
Class A Common Stock, $0.93 per share				(1,125)			(1,125)
Acquisition of treasury stock						(16,568)	(16,568)
Restricted stock issuances	154		(2,138)				(1,984)
Amortization of restricted stock			7,843				7,843
Directors' Compensation Plan			950			314	1,264
Balances at September 30, 2026	$30,787	$1,732	$130,028	$418,006	$(1,111)	$(280,805)	$298,637

For the three months ended September 30, 2025:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at June 30, 2025	$30,633	$1,732	$120,074	$415,074	$(869)	$(261,773)	$304,871
Net income				4,729			4,729
Dividends declared:
Common Stock, $0.32 per share				(4,815)			(4,815)
Class A Common Stock, $0.30 per share				(366)			(366)
Class A conversion	(10)	10					—
Amortization of restricted stock			1,608				1,608
Balances at September 30, 2025	$30,623	$1,742	$121,682	$414,622	$(869)	$(261,773)	$306,027

INDEX

For the nine months ended September 30, 2025:

(in thousands)	Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2024	$30,419	$1,793	$117,257	$418,960	$(869)	$(259,999)	$307,561
Net income				11,196			11,196
Dividends declared:
Common Stock, $0.96 per share				(14,421)			(14,421)
Class A Common Stock, $0.90 per share				(1,113)			(1,113)
Class A conversion	51	(51)					—
Acquisition of treasury stock						(2,000)	(2,000)
Restricted stock issuances	153		(2,037)				(1,884)
Amortization of restricted stock			5,594				5,594
Directors' Compensation Plan			868			226	1,094
Balances at September 30, 2025	$30,623	$1,742	$121,682	$414,622	$(869)	$(261,773)	$306,027

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
At September 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Credit Agreement. The borrowing base was $174.0 million at September 30, 2026, and there were no outstanding letters of credit. Accordingly, the net availability was $100.0 million.

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

The following table presents significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net Sales	$203,153	$194,484	$587,144	$557,076
Less:
Cost of goods sold (exclusive of depreciation and amortization)	76,568	77,220	224,611	218,627
Selling, general, and administrative
Advertising and marketing	13,430	13,634	36,689	36,818
Selling	30,415	28,607	87,548	80,273
Occupancy	26,351	25,688	77,703	77,028
Warehouse, delivery, and transportation	15,191	14,890	44,904	43,883
General and administrative	33,643	29,510	96,625	88,862
Total selling, general and administrative(a)	119,030	112,329	343,469	326,864
Other segment items(b)	20	348	(1)	571
Interest income	1,031	1,183	3,000	4,009
Interest expense	(48)	(41)	(128)	(121)
Income before income taxes	8,558	6,425	21,935	16,044
Income tax expense	2,222	1,696	6,032	4,848
Consolidated net income	$6,336	$4,729	$15,903	$11,196

(a) Depreciation and amortization expense included in selling, general and administrative expense totaled $6.1 million and $6.0 million for the three months ended September 30, 2026 and 2025, respectively, and $18.4 million and $17.8 million for the nine months ended September 30, 2026 and 2025.
(b) Other segment items include gains (losses) on asset disposals and miscellaneous income (expense).

INDEX

Note G – Revenues
We recognize revenue from merchandise sales and related service fees, net of expected returns and sales tax, at the time the merchandise is delivered to the customer. We record customer deposits when payments are received in advance of the delivery of merchandise. Such deposits totaled $46.2 million and $35.5 million at September 30, 2026 and December 31, 2025, respectively. Of the customer deposit liabilities at December 31, 2025, approximately $0.4 million have not been recognized through net sales in the nine months ended September 30, 2026.
The following table presents our revenues disaggregated by each major product category and service (amounts and percentages may not always add due to rounding):

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Merchandise:
Case Goods
Bedroom Furniture	$30,923	15.2%	$29,959	15.4%	$87,668	14.9%	$84,020	15.1%
Dining Room Furniture	21,551	10.6	19,591	10.1	60,635	10.3	55,234	9.9
Occasional	14,858	7.3	14,488	7.4	43,796	7.5	40,397	7.2
	67,332	33.1	64,038	32.9	192,099	32.7	179,651	32.2
Upholstery	90,174	44.4	84,217	43.3	262,976	44.8	246,517	44.3
Mattresses	18,057	8.9	18,626	9.6	50,985	8.7	50,956	9.1
Accessories and Other (1)	27,590	13.6	27,603	14.2	81,084	13.8	79,952	14.4
	$203,153	100.0%	$194,484	100.0%	$587,144	100.0%	$557,076	100.0%

(1)	Includes delivery charges and product protection.

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
As of September 30, 2026, the Company had not entered into any leases for additional retail locations that had not yet commenced.

INDEX

Lease expense is charged to selling, general and administrative expenses. Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$11,932	$12,164	$36,181	$37,048
Variable lease cost	1,804	1,321	4,973	3,934
Total lease expense	$13,736	$13,485	$41,154	$40,982

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,993	$35,983
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$40,901	$22,822
Note I – Income Taxes
Our effective tax rate for the nine months ended September 30, 2026 and 2025 was 27.5% and 30.2%, respectively. The primary differences in the effective rate and the statutory rate were state income taxes, nondeductible items and additional tax expense related to vested stock awards.

INDEX

Note J – Stock-Based Compensation Plans
As more fully discussed in Note 13 of the notes to the consolidated financial statements in our 2025 Annual Report on Form 10-K, we have awards outstanding for Common Stock under stock-based employee compensation plans.
The following table summarizes our award activity during the nine months ended September 30, 2026:

	Service-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares or Units (#)	Weighted-Average Award Price ($)	Shares or Units (#)	Weighted-Average Award Price ($)
Outstanding at December 31, 2025	300,920	$26.30	267,582	$27.50
Granted/Issued	208,046	26.73	164,029	26.81
Awards vested or rights exercised(1)	(171,771)	26.85	(69,419)	33.07
Forfeited	(4,300)	25.28	—	—
Adjustment of units based on performance	—	—	34,178	22.91
Outstanding at September 30, 2026	332,895	$26.30	396,370	$25.84
Restricted units expected to vest	332,895	$26.30	420,646	$25.90

(1)	Includes shares repurchased from employees for employee’s tax liability.
The total fair value of service-based restricted stock awards that vested during the nine months ended September 30, 2026 was approximately $3.8 million. The aggregate intrinsic value of outstanding service-based restricted stock awards was approximately $9.2 million at September 30, 2026. The restrictions on the service-based awards generally lapse or vest annually, primarily over one-year and three-year periods.
The total fair value of performance-based restricted stock awards that vested during the nine months ended September 30, 2026 was approximately $1.7 million. The aggregate intrinsic value of outstanding performance awards at September 30, 2026 expected to vest was approximately $11.6 million. The performance awards are based on one-year performance periods but cliff vest in approximately three years from grant date.
The compensation for all awards is charged to selling, general and administrative expenses over the respective grants’ vesting periods, primarily on a straight-line basis. The amount charged was approximately $7.8 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively. The year-over-year increase is primarily driven by accelerated stock-based compensation expense for certain award recipients who became retirement-eligible during the third quarter of 2026. Forfeitures are recognized as they occur. As of September 30, 2026, the total compensation cost related to unvested equity awards was approximately $9.6 million and is expected to be recognized over a weighted-average period of two years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Common:
Distributed earnings	$4,746	$4,815	$14,625	$14,421
Undistributed earnings (excess distributions)	1,125	(420)	142	(4,021)
Basic	5,871	4,395	14,767	10,400
Class A Common earnings	465	334	1,136	796
Diluted	$6,336	$4,729	$15,903	$11,196

Class A Common:
Distributed earnings	$375	$366	$1,125	$1,113
Undistributed earnings (excess distributions)	90	(32)	11	(317)
	$465	$334	$1,136	$796
Denominator:
Common:
Weighted average shares outstanding - basic	14,384	15,050	14,720	14,989
Assumed conversion of Class A Common Stock	1,210	1,217	1,210	1,239
Dilutive options, awards and common stock equivalents	550	370	491	348
Total weighted-average diluted Common Stock	16,144	16,637	16,421	16,576

Class A Common:
Weighted average shares outstanding	1,210	1,217	1,210	1,239

Basic earnings per share:
Common Stock	$0.41	$0.29	$1.00	$0.69
Class A Common Stock	$0.38	$0.27	$0.94	$0.64

Diluted earnings per share:
Common Stock	$0.39	$0.28	$0.97	$0.68
Class A Common Stock	$0.38	$0.27	$0.94	$0.64

INDEX

Note L – Commitments and Contingencies
During the third quarter of 2026, we entered into non-cancellable agreements totaling approximately $9.9 million (exclusive of applicable sales taxes) to purchase IT infrastructure, including enterprise storage and server systems, related software licenses, five-year support services, and cloud-managed network equipment to convert our retail locations to a software-defined wide area network. Equipment delivery is scheduled for October 2026 and January 2027, with payment due in the first quarter of 2027. As of September 30, 2026, no amounts related to these commitments have been recognized in the condensed consolidated balance sheet.
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
Note M – Subsequent events
On October 1, 2026, the Company completed the sale of its owned retail store location in its Atlanta, Georgia market, for net proceeds of approximately $2.6 million. The carrying value of the property at the time of sale was $0.5 million, resulting in a gain on disposition of $2.1 million, which will be recognized in the fourth quarter. The Company intends to relocate the store to a new location, which is expected to open in the fourth quarter of 2026.

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
Industry Overview
The retail residential furniture industry is influenced by the overall strength of the economy, new and existing home sales, consumer confidence, spending on large ticket items, interest rates, and the availability of credit. The industry continues to face headwinds from rising consumer debt, constrained housing inventory, tight access to home mortgage credit, elevated interest rates and ongoing economic uncertainty driven by tariff policy and geopolitical tensions, including rising oil and raw material prices.
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

To address refunds related to the invalidated IEEPA tariffs, on April 20, 2026, U.S. Customs and Border Protection ("CBP") launched the Consolidated Administration and Processing of Entries ("CAPE") system to process refund claims. The Company submitted refund claims through CAPE for both direct and indirect vendor purchases. We recognized approximately $1.5 million in direct and indirect purchase refunds as a reduction of cost of goods sold during the second quarter of 2026 and approximately $3.2 million during the third quarter of 2026, for a year-to-date total of approximately $4.7 million.

Since late February 2026, the conflict in Iran has resulted in heightened volatility in fuel prices and elevated geopolitical uncertainty. Historically, such conditions have resulted in supply chain disruptions, rising operational expenses, and adverse impacts on consumer spending.

We will continue to monitor developments related to tariffs, geopolitical events, and associated uncertainties, assess their potential impact on the Company, and make appropriate sourcing and pricing decisions to minimize any impacts on our financial condition and results of operations.
Business Overview
Havertys is a leading specialty retailer of residential furniture and accessories, founded in 1885 in Atlanta, Georgia. As of September 30, 2026, we operated 129 stores in 17 states throughout the Southern and Midwestern regions of the U.S. Our products are selected to appeal to a middle to upper-middle income consumer across a variety of styles. We have a seasoned, commission-based sales team, and offer free design services to customers seeking a more in-depth personalized experience. Unlike many competitors, we do not outsource delivery; instead, our Havertys delivery team ensures a seamless and professional delivery experience, which includes a detailed inspection of the product prior to delivery, as well as placement and assembly of the furniture in the customer's home. We are recognized in our markets for offering high-quality, fashionable products and delivering exceptional customer service.

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
The following table outlines the changes in our sales and comp-store sales for the periods indicated.

	2026					2025
	Net Sales			Comp-Store Sales		Net Sales			Comp-Store Sales
Period	Total Dollars	% Change	$ Change	% Change	$ Change	Total Dollars	% Change	$ Change	% Change	$ Change
Q1	$189.1	4.1%	$7.5	4.3%	$7.7	$181.6	(1.3)%	$(2.4)	(4.8)%	$(8.8)
Q2	$194.9	7.7%	$13.9	8.0%	$14.2	$181.0	1.3%	$2.4	(2.3)%	$(4.0)
Q3	$203.2	4.5%	$8.7	4.1%	$7.8	$194.5	10.6%	$18.6	7.1%	$12.5
YTD Q3	$587.1	5.4%	$30.1	5.4%	$29.8	$557.1	3.4%	$18.5	(0.1)%	$(0.2)
In the third quarter of 2026, net sales increased $8.7 million, or 4.5%, compared to the same period in 2025. This growth was achieved despite continued pressure from a soft housing market which creates a challenging demand environment for the home furnishings industry. Comp-store sales increased $7.8 million, or 4.1%, in the third quarter of 2026 compared to the same period in 2025. Written business for the third quarter of 2026 grew 2.8% year-over-year and comp-store written business grew 2.3% compared to the prior year quarter.
For the nine month period ended September 30, 2026, net sales increased $30.1 million, or 5.4% compared to the prior year comparable period. Comp-store sales increased $29.8 million or 5.4%, in the first nine months ended September 30, 2026 compared to the same period in 2025. Written business for the first nine months of 2026 increased 7.0% and comp-store written business increased 6.9% compared to the same prior year period.
Our free in-home design service continues to provide strong customer engagement. Design consultants helped drive 34.6% of our total written business for the third quarter of 2026, compared to 34.2% of total written business for the same period in 2025, with a higher average written ticket of $8,549, compared to $7,986 for the same period in 2025.
For the nine months ended September 30, 2026, design consultants contributed to 35.4% of our total written business, with an average written ticket of $8,565, compared to 33.6% and an average written ticket of $7,689 for the same prior year period.
Gross Profit
Gross profit margin for the third quarter of 2026 was 62.3%, up 200 basis points from 60.3% in the prior-year comparable period. For the nine months ended September 30, 2026, gross profit margin was 61.7% up 90 basis points compared to 60.8% for the same period in 2025. The gross margin improvement in both periods was driven by product selection, merchandise pricing and mix, and the receipt of IEEPA tariff refunds. During the third quarter of 2026, the Company recognized approximately $3.2 million in IEEPA tariff refunds within its condensed consolidated statements of comprehensive income, bringing the year-to-date total to approximately $4.7 million.

Substantially all of our occupancy and home delivery costs are included in selling, general and administrative expenses (“SG&A”), as are a portion of our warehousing expenses. Accordingly, our gross profit may not be comparable to those entities that include these costs in cost of goods sold.
Selling, General and Administrative Expenses
SG&A expenses as a percentage of sales for the third quarter of 2026 were 58.6% compared to 57.8% for the same period in 2025. The 80 basis point increase was primarily driven by higher administrative expenses not fully leveraged against the corresponding level of net sales. SG&A expenses increased $6.7 million, or 6.0%, primarily due to higher selling and administrative costs. Selling expenses increased $1.8 million due to higher third-party credit costs and sales commissions, consistent with the increase in net sales. Administrative expenses increased $4.1 million due to accelerated stock-based compensation expense recognized for award recipients who became retirement-eligible during the quarter, and higher performance-based incentive compensation and group insurance costs.
SG&A expenses as a percentage of sales for the first nine months of 2026 were 58.5% compared to 58.7% for the same period in 2025. The 20 basis point decrease was primarily due to improved leveraging of fixed and discretionary expenses on higher sales volume. SG&A expenses increased $16.6 million, or 5.1%, primarily due to increases in selling and administrative expenses. Selling expenses increased $7.3 million due to higher third-party credit costs and sales commissions, consistent with the increase in net sales. Administrative expenses increased $7.8 million due to higher salaries, performance-based incentive compensation, group insurance and related benefits, and stock-based compensation expense that required accelerated recognition in the third quarter of 2026.
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
The following table outlines our SG&A expenses by classification:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Variable	$39,266	19.3%	$36,458	18.7%	$113,154	19.3%	$103,457	18.6%
Fixed and discretionary	79,764	39.3%	75,871	39.1%	230,315	39.2%	223,407	40.1%
	$119,030	58.6%	$112,329	57.8%	$343,469	58.5%	$326,864	58.7%
The variable expenses in dollars were higher in the third quarter and the first nine months of 2026 compared to the same periods in 2025, primarily driven by higher commission expense and transportation costs. Commission expense grew in line with higher sales volume, and transportation costs increased as a result of elevated fuel prices. Fixed and discretionary expenses increased in the third quarter and first nine months of 2026 due to increases in administrative expenses compared to the prior year comparable periods. The increase was primarily driven by stock-based compensation expense, which required accelerated recognition during the quarter.
Interest Income, Net

Interest income, net of interest expense, decreased $0.2 million in the third quarter of 2026 and $1.0 million in the nine months ended September 30, 2026, compared to the prior year comparable periods, primarily due to lower rates earned on cash, cash equivalents, and restricted cash equivalents.
Provision for Income Taxes
Our effective tax rate for the nine months ended September 30, 2026 and 2025 was 27.5% and 30.2%, respectively. See Note I, “Income Taxes” of the Notes to Condensed Consolidated Financial Statements for further information about our income taxes.

Liquidity and Capital Resources
Cash and Cash Equivalents - At September 30, 2026, we had $120.3 million in cash and cash equivalents, and $6.7 million in restricted cash equivalents. We believe that our current cash position, cash flow generated from operations, funds available from our credit agreement, and access to the long-term debt capital markets should be sufficient for our operating requirements and enable us to fund our capital expenditures, dividend payments, and lease obligations through the next several years. In addition, we believe we have the ability to obtain alternative sources of financing, if needed.
Credit Agreement - In June 2026, we entered into the Sixth Amendment to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank. The Credit Agreement, which matures June 29, 2031, provides for a $100.0 million revolving credit facility. The borrowing base at September 30, 2026 was $174.0 million and the net availability was $100.0 million.
Leases - We lease a portion of our real estate, including our stores, distribution centers, and store support space, pursuant to operating leases.

IT Infrastructure Purchase Commitments - In the third quarter of 2026 we executed non-cancellable purchase agreements totaling approximately $9.9 million, exclusive of applicable taxes, to replace our enterprise storage and server infrastructure and to upgrade the network equipment of our stores, including associated software licenses and support services. Delivery is expected in October 2026 and January 2027, with payment due in the first quarter of 2027. We expect to fund these commitments with cash on hand. As of September 30, 2026, no amounts related to these commitments have been recognized in the condensed consolidated balance sheet.
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
Net cash provided by operating activities was $52.4 million in the first nine months of 2026, compared to $45.3 million provided by operating activities during the same period in 2025. This difference was primarily attributed to higher net income, higher non-cash share-based compensation and changes in working capital. Working capital was impacted by higher customer deposits, a decrease in inventory compared to an increase in the prior year comparable period, changes in other assets and liabilities, and the timing of vendor payments and cash receipts.
Investing Activities. Cash used in investing activities increased by $7.7 million in the first nine months of 2026 compared to the first nine months of 2025, due to higher capital expenditures.
Financing Activities. Cash used in financing activities in the first nine months of 2026 increased $14.9 million compared to first nine months of 2025 primarily due to higher share repurchases, including a $13.9 million purchase resulting from a privately negotiated transaction.

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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the Company’s fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have reviewed our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting.

INDEX
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is provided in Note L - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.
Item 1A.    Risk Factors
"Item 1A. Risk Factors” in our Form 10-K includes a discussion of our known material risk factors. There have been no material changes from the risk factors described in our Form 10-K.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The Board of Directors has authorized management, at its discretion, to purchase and retire limited amounts of our Common Stock and Class A Common Stock. The program was initially approved on November 3, 1986 and has been subsequently expanded through additional repurchase authorizations. On August 7, 2026, the Board authorized an additional $15.0 million, bringing the total remaining authorization to approximately $16.8 million as of September 30, 2026.
The timing and number of shares repurchased will depend on a variety of factors, including market price, general market and economic conditions, available capital, and applicable legal and regulatory requirements. The program has no expiration date but may be terminated by the Board at any time.
No shares were repurchased during the quarter ended September 30, 2026.
Item 5.    Other Information
During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from Haverty Furniture Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVERTY FURNITURE COMPANIES, INC. (Registrant)

Date: November 4, 2026	By:	/s/ Steven G. Burdette
Steven G. Burdette President, Chief Executive Officer, and Director (principal executive officer)

	By:	/s/ Richard B. Hare
Richard B. Hare Executive Vice President and Chief Financial Officer (principal financial and accounting officer)